Form 10-Q
period 2011-03-31
PACIFIC ENTERTAINMENT CORP
filed 2011-05-12
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

PACIFIC ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

California	20-4118216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5820 Oberlin Dr., Suite 203
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 450-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,148,815 shares of common stock, no par value, were outstanding as of May 12, 2011.

PACIFIC ENTERTAINMENT CORPORATION
FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Pacific Entertainment Corporation
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash	$269,451	$207,880
Accounts Receivable, net	694,241	1,077,685
Inventory	224,774	247,505
Prepaid and Other Assets	91,085	55,376
Total Current Assets	1,279,551	1,588,446

Property and Equipment, net	36,175	35,168
Capitalized Product Development	187,242	128,523
Intangible Assets, net	497,772	547,611

Total Assets	$2,000,740	$2,299,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$543,737	$948,428
Accrued Expenses	192,315	221,739
Accrued Salaries and Wages	183,586	62,551
Accrued Interest - Debentures	19,049	19,049
Total Current Liabilities	938,687	1,251,767

Long Term Liabilities:
Notes Payable – Related Parties and Accrued Interest	2,293,058	2,339,197

Total Liabilities	3,231,745	3,590,964

Stockholders’ Equity (Deficit)
Common Stock, no par value, 100,000,000 shares authorized;
55,148,815 and 55,116,515 shares issued and outstanding, respectively	3,400,565	3,390,875
Common Stock Subscription Payable	225,000	-
Additional Paid in Capital	2,087,836	2,086,065
Accumulated Deficit	(6,940,962)	(6,768,156)
Total Pacific Entertainment Corporation Stockholders’ Equity (Deficit)	(1,227,561)	(1,291,216)
Noncontrolling Interest	(3,444)	-
Total Stockholders’ Equity (Deficit)	(1,231,005)	(1,291,216)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,000,740	$2,299,748

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Consolidated Statements of Operations (unaudited)

	Three Months Ending March 31,
	2011	2010
Revenues:
Product Sales	$893,292	$743,758
Licensing & Royalties	413,885	231,840
Total Revenues	1,307,177	975,598

Cost of Sales (Excluding Depreciation)	553,908	470,370

Gross Profit	753,269	505,228

Operating Expenses:
Product Development	5,263	-
Professional Services	66,860	99,665
Rent Expense	32,321	36,590
Marketing & Sales	364,552	228,683
Depreciation & Amortization	54,829	169,400
Salaries and Related Expenses	306,289	240,037
Stock Compensation Expense	1,771	3,834
Other General & Administrative	73,044	42,210
Total Operating Expenses	904,929	820,419

Loss from Operations	(151,660)	(315,191)

Other Income (Expense):
Other Income	10,416	10,199
Interest Expense	(1,145)	-
Interest Expense – Related Parties	(33,861)	(11,260)
Net Other Income (Expense)	(24,590)	(1,061)

Loss before Income Tax Expense and Noncontrolling Interest	(176,250)	(316,252)

Income Tax Expense	-	-

Net Loss	(176,250)	(316,252)
Net Loss attributable to Noncontrolling Interest	3,444	-
Net Loss attributable to Pacific Entertainment Corporation	$(172,806)	$(316,252)

Net Loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	55,116,515	54,595,407

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

	Common Stock		Common Stock Subscription	Additional Paid in	Noncontrolling	Accumulated
	Shares	Amount	Payable	Capital	Interest	Deficit	Total
Balance, December 31, 2010 (audited)	55,116,515	$3,390,875	$-	$2,086,065	$-	$(6,768,156)	$(1,291,216)

Common Stock Issued for Services	32,300	9,690	-	-	-	-	9,690
Common Stock Subscription Payable	-	-	225,000	-	-	-	225,000
Stock Compensation Expense	-	-	-	1,771	-	-	1,771
Noncontrolling Interest	-	-	-	-	(3,444)	-	(3,444)
Net Loss	-	-	-	-	-	(172,806)	(172,806)

Balance, March 31, 2011	55,148,815	$3,400,565	$225,000	$2,087,836	$(3,444)	$(6,940,962)	$(1,231,005)

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ending March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(176,250)	$(316,252)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation Expense	3,668	4,367
Amortization Expense	51,162	165,033
Issuance of Common Stock for Services	9,690	-
Stock Compensation Expense	1,771	3,834

Decrease (increase) in operating assets
Accounts Receivable	383,444	153,013
Inventory	22,731	31,066
Prepaid Expenses & Other Assets	(35,708)	(23,020)

Increase (decrease) in operating liabilities
Accounts Payable	(404,691)	(287,251)
Accrued Salaries	121,034	131,913
Accrued Interest – Related Party	33,861	11,260
Other Accrued Expenses	(29,424)	7,584
Net cash provided (used) in operating activities	(18,712)	(118,453)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(60,042)	(27,093)
Purchase of Fixed Assets	(4,675)	(9,738)
Net cash provided (used) by investing activities	(64,717)	(36,831)

Cash Flows from Financing Activities:
Common Stock Subscription Payable	225,000	-
Payments on Related Party Debt	(80,000)	-
Net cash provided (used) by financing activities	145,000	-

Net increase (decrease) in cash	61,571	(155,284)
Beginning Cash Balance	207,880	247,865
Ending Cash Balance	$269,451	$92,581

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid interest	$-	$-

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation Notes to Consolidated Financial Statements March 31, 2011 (unaudited)

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Pacific Entertainment Corporation (“we”, “us”, “our” or the “Company”) provides music-based products that are entertaining, educational and beneficial to the well-being of infants and young children.  We create, market and sell children’s DVDs, CD music, toy, and book products in the United States by distribution at wholesale to retail stores and outlets.  We license the use of our brands internationally to others to manufacture, market and sell the products, whereby we receive advances and royalties.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, includes musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company granted an exclusive license to Battat for the marketing and distribution of a line of toys based on the Baby Genius brand and characters in the United States and Canada, and non-exclusive rights of distribution in other parts of the world.  This license was terminated according to the terms of the contract in December 2010 and we have granted Battat the right to continue to distribute the existing line of toys through late Spring 2011.

On January 11, 2011, the Company signed an agreement with Jakks Pacific’s Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes that have made the Baby Genius series of videos and music CDs so successful among children and parents around the world. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys and musical toys, as well as several other non-exclusive categories.  As part of the development of the new products, the Company has engaged in development of several new and exciting characters as well as providing the existing characters with a fresh appearance.

During fourth quarter of 2009 and first half of 2010, the Company signed licensing agreements to develop additional product lines based on the Baby Genius characters. These agreements include children’s games and puzzles, electronic learning aids, “sippy cups", shoes, socks and infant and toddler layette items.  We are discussing other licensing opportunities for introduction and believe that our licensing revenue will grow significantly during the upcoming years.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels.   In July 2009, Pacific Entertainment entered into a licensing agreement with Precious Moments, Inc. (“PMI”) granting the Company non-exclusive rights to use its copyrights and trademarks in connection with the manufacture, distribution, sale and advertising of music CDs for children through 2012.  The Company produced three CDs released in fourth quarter 2009.  In addition, the Company signed an amendment in September 2009 to include licensing for DVDs created by PMI.  The “Precious Moments” products join our previously licensed lines including “Guess How Much I Love You” and “The Snowman”.

During 2010, the Company launched a line of classic movies and television programs, “Pacific Entertainment Presents”.  Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, SciFi, Action, Mystery, War, and Gangster, an additional six titles were added in late 2010 expanding the line with the Super Hero’s collection as well as Family Favorites.  The Company has begun expanding the product line to include distribution of content obtained from various independent studios and producers.  We believe this new content will increase the revenue of our company significantly during the year.

The Company’s Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America.  These require the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities.  Although the Company uses its best estimates and judgments, actual results could differ from these estimates as future confirming events occur.

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2011.

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Annual Report filed with the OTC Markets Group Inc. on March 11, 2011 and in the Company’s registration statement on Form 10 filed on May 4, 2011.

Significant Accounting Policies

Revenue Recognition – The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by Revenue Recognition Topic 605 of the FASB Accounting Standards Codification.

Revenues associated with the sale of branded CDs, DVDs and other products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company’s licensing and royalty revenue represent variable payments based on net sales from brand licensees for content distribution rights.  These license agreements are managed by third parties that are responsible for collecting fees due and remitting to the Company its share after expenses.  Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees.

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its 75% owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.

Other Estimates – The Company estimates reserves for future returns of product based on an analysis that considers historical returns, changes in customer demand and current economic trends.  The Company regularly reviews the outstanding Accounts Receivable balances for each account and monitors delinquent accounts for collectability.  The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.

Liquidity - Historically, the Company has incurred net losses.  As of March 31, 2011, the Company had a consolidated accumulated deficit of $6,940,962 and total stockholders’ deficit of $1,231,005.  At March 31, 2011, the Company had consolidated current assets of $1,279,551, including cash of $269,451, and consolidated current liabilities of $938,687, resulting in working capital of $340,864.  For the three month period ending March 31, 2011, the Company reported a consolidated net loss of $172,806.  The Company had net cash used by operating activities of $18,712.  Management believes that its increasing revenue each year over the prior year and cash generated by operations, together with funds available from short-term related party advances, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of March 31, 2011.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue of the following as of:

	March 31, 2011	December 31, 2010

Furniture and Equipment	$81,660	$76,986
Less Accumulated Depreciation	(45,485)	(41,818)
Net Fixed Assets	$36,175	$35,168

Trademarks	$129,831	$129,831
Product Masters	3,202,712	3,202,712
Other Intangible Assets	224,605	223,282
Less Accumulated Amortization	(3,059,376)	(3,008,214)
Net Intangible Assets	$497,772	$547,611

Pursuant to FASB Accounting Standards Codification regarding Topic 350, Intangible Assets, intangible asset(s) acquired, either individually or with a group of other assets shall be initially recognized and measured based on fair value.  In the acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets.  As this resulted in a fair market value in excess of the purchase price, the assets were recorded at $2,489,082, the total purchase price discounted with the imputed interest rate of 10%.

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At the three months ending March 31, 2011 and twelve months ending December 31, 2010 it was determined that no impairment exists.

The Company continues to develop new CDs and DVDs, in addition to adding content, improved animation and bonus songs/features to their existing CD and DVD collection.  In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Note 3:  Accrued Liabilities

Accrued Salaries and Wages as of March 31, 2011 total $183,486 and $62,551 as of December 31, 2010.  Debenture Interest accrued and unpaid for the original $2.5 million principal balance is $19,049 as of March 31, 2011 and December 31, 2010.  Interest on the debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.  Other Accrued Liabilities totaling $192,315 as of March 31, 2011 and $221,739 as of December 31, 2010, include a reserve for product returns, music royalty payments, financed insurance costs, and commissions to outside representatives on net sales and royalty income.  The reserve for returned product represents an estimate of potential product returns in future periods and is evaluated for reasonableness each reporting period.

Note 4:  Notes Payable and Accrued Interest - Related Parties

As of March 31, 2011 and December 31, 2010, the Company had the following notes payable and accrued interest balances outstanding:

	March 31, 2011	December 31, 2010
Related Party Note Payable to PEC	$346,840	$360,840
Accrued Interest on Related Party Note	27,436	22,142
Officer Loans to PEC	249,995	311,988
Subordinated Officer Loans to PEC	1,620,137	1,620,137
Accrued Interest on Subordinated Loans	48,650	24,090
Total Notes Payable and Accrued Interest	2,293,058	2,339,197
Less: Current Portion	-	-
Long Term Portion	$2,293,058	$2,339,197

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum as a short term note payable.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products at that time.  In August 2008, the note was amended to require payment of all principal and accrued interest on June 30, 2009.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  On September 30, 2010, Ms. Moeller agreed to accept a new note with a maturity date of December 31, 2012 resulting in the reclassification of the total amount outstanding, including principal and accrued interest, as long term debt.   On February 9, 2011 a payment was made on the outstanding principal in the amount of $14,000.  The amount due to Ms. Moeller as of March 31, 2011 and December 31, 2010 includes $27,436 and $22,142 in accrued but unpaid interest, respectively.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  The term of the notes issued in 2009 and 2008 called for payment on December 31, 2009 and had a stated interest rate of 1.63%.  The notes issued in 2007 were payable Upon Demand and had a stated interest rate of 6% per annum until paid in full.  On February 13, 2009, the Officers agreed to an extension of the maturity date of all outstanding notes to December 31, 2009 at the stated interest rate of the original note.  Partial repayment on the notes to the Officers in the amount of $400,000 was made on March 4, 2009.  On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010 and a stated interest rate of 6% per annum.  Repayments in the aggregate amount of $60,654 were made on August 11, 2010.  On September 30, 2010, the Officers agreed to extend the maturity date of the loans to December 31, 2012 resulting in the outstanding balances, including principle and accrued interest, to be reclassified as long term debt.  On October 12, 2010 repayments were made in the aggregate amount of $40,707. Additional repayments were made on February 2, 2011 in the aggregate amount of $66,000.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  As of March 31, 2011 and December 31, 2010, the accrued but unpaid interest totals $48,650 and $24,090, respectively.

Note 5:  Stockholders’ Equity

As of March 31, 2011, 55,148,815 shares of common stock were outstanding out of the 100,000,000 shares of common stock authorized.

On April 6, 2010, the Company commenced a Confidential Private Placement offering to certain accredited investors for up to 12,500,000 shares of common stock at a purchase price of $.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant will have an expiration of three years from the date of purchase and an exercise price of $0.40 per share.  As of December 31, 2011, a total subscription of $188,443 had been received and 471,108 shares had been issued.  Costs of the offering in the amount of $17,396 were offset against the common stock account.  This offering expired.

In the first quarter of 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $225,000.  Ms. Isabel Moeller also subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.  Sales made in this offering were not closed until April 2011. The shares sold in the private placement have not yet been issued.

On September 30, 2010, 50,000 shares were issued in exchange for services valued at $25,000, or $0.50 per share.  On March 31, 2011, an additional 32,300 shares were issued in exchange for services valued at $9,690, or $0.30 per share.

Through March 31, 2011, stock option grant notices for up to 8,995,000 shares of common stock have been issued to employees and service providers of the Company pursuant to the 2008 Stock Option Plan, in accordance with the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.  A total of $1,448,813 has been recognized as Additional Paid in Capital as the value of these options granted, which includes $1,771 and $117,610 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.   Additional details regarding the stock options granted is found in Note 8:  Stock Options.

On June 2, 2009, the Company, through Glendale Securities, Inc. of Sherman Oaks, California as broker-dealer, filed a Disclosure Statement with the Financial Investment Regulatory Agency (FINRA) pursuant to Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended, to establish a secondary trading market on the Pink Sheets Electronic OTC Markets system.  Glendale Securities’ request for un-priced quotation on the Pink OTC Markets was cleared by FINRA on July 13, 2009 and trading began on July 24, 2009.  The trading symbol is PENT.

Note 6:  Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 7: Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 8:  Stock Options

The Company has adopted the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the Pacific Entertainment Corporation 2008 Stock  Option Plan (the “Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 11 million.  On April 4, 2011, pursuant to an Action by Majority of Stockholders, the number of shares reserved under the plan has been increased to 16 million.

On January 1, 2011, the Company issued a Stock Option Grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of March 31, 2011.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2010 and 2011.  The Company used the following assumptions for the 2010 and 2011 valuations:

Risk-free interest rate	1.21% – 2.01%
Expected life in years	3-5
Dividend yield	0
Expected volatility	68.54% - 80.23%

The following schedule summarizes the changes in the Company’s stock option plan for the three months ended March 31, 2011:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2010	8,970,000	$0.34-0.55	3.25 years	-	$0.44

Options Granted	25,000	$0.34	5.00 years	-	$0.00
Options Exercised	-	-	-	-	-
Options Expired	-	-	-	-	-
Balance at March 31, 2011	8,995,000	$0.34-0.55	3.01 years	-	$0.44

Exercisable March 31, 2011	8,695,000	$0.34-0.55	3.01 years	-	$0.44

During the three months ended March 31, 2011 and 2010 the Company recognized $1,771 and $3,834 in Stock Compensation expense, respectively.

Note 9:  Warrants

During the three months ended March 31, 2011, no new warrants were issued.

The following schedule summarizes the changes in the Company’s warrants for the three months ended March 31, 2011:

	Number	Exercise	Weighted Average
	of	Price	Exercise Price
	Warrants	per Share	per Share
Exercisable December 31, 2010	471,108	$0.40	$0.40

Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Balance at March 31, 2011	471,108	$0.40	$0.40

Exercisable March 31, 2011	471,108	$0.40	$0.40

The following schedule summarizes the outstanding warrants at March 31, 2011:

Number of Warrants Outstanding at March 31, 2011	Number of Warrants Exercisable at March 31, 2011	Expiration Date	Exercise Price
471,108	471,108	2013	$0.40

Note 10:  Employment Agreements

On January 1, 2008, the Company entered into Employment Agreements with four of the Officers of the Company for a term of five years, expiring on December 31, 2012.  The agreements specified increasing annual salary amounts, car allowances, participation in benefit plans, vacations, and stock option plans, and severance benefits.

Authorized salaries for each officer for the fiscal year ended December 31, 2010 were $210,000.  On April 1, 2009, each of the four officers agreed to a salary reduction to $125,000.  On February 11, 2011 each of the four officers agreed to a retroactive salary reduction for 2010 to $80,000 inclusive of the car allowance.  As of September 30, 2010, the balance was converted to subordinated, long term debt.

Pursuant to a February 2011 amendment to the employment agreements, salaries for 2011 were set at $125,000 exclusive of the car allowance of $11,400.  On April 26, 2011, the Company and each of the four Officers agreed to terminate the existing employment agreements and enter into new five-year employment agreements unless written termination is provided by either party.  Each employment agreement provides for a graduated base salary beginning at $165,000 per annum retroactive to March 20, 2011 and continuing to December 31, 2011 and increasing to $195,000 for 2012, $225,000 for 2013. After 2013, the agreement provides for base salary increases at the discretion of the Board of Directors, with a minimum 5% increase.  In addition to base salary, each Executive continues to receive an annual car allowance of $11,400.

 The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2011	626,152
2012	780,000
2013	900,000
2014	945,000
2015	992,250
Total	$4,243,402

Note 11:  Creation of Limited Liability Company

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed company in exchange for the contribution of all intellectual property rights the Company had in the Circle of Education program.  Circle of Education, LLC was formed on September 24, 2010.

The Company has consolidated the results for the three month period ended March 31, 2011 with the results of COE.  COE had legal costs related to the creation of the agreements and registration of the entity in the aggregate of $12,993 and $781 of Marketing and Sales costs, for a total loss of $13,774.  As the Company has an economic interest of 75% of the total subsidiary, the Company recognized 100 percent of the loss and recorded 25 percent of the loss, or $3,444, as Noncontrolling Interest on the financial statements for the three months ended March 31, 2011.  There were no sales or expenses in the fiscal year ended December 31, 2010.

Note 12:  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued in accordance with Financial Accounting Standards Board Codification Topic 855, Subsequent Events.

During 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company sold 5,200,000 shares of common stock at a purchase price of $0.20 per share for an aggregate of $1,040,000.  Ms. Isabel Moeller, with whom the Company has an outstanding Note Payable, subscribed for 1,000,000 shares, agreeing to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.  The shares sold in the private placement have not yet been issued.

On April 4, 2011, pursuant to an Action by Majority of Stockholders, the number of shares reserved under the 2008 Stock Option Plan, as amended, was increased to 16 million.

On April 26, 2011, the Company and each of the four Officers agreed to terminate the existing employment agreements and enter into new five-year employment agreements unless written termination is provided by either party.  Each employment agreement provides for a graduated base salary beginning at $165,000 per annum retroactive to March 20, 2011 and continuing to December 31, 2011 and increasing to $195,000 for 2012, $225,000 for 2013. After 2013, the agreement provides for base salary increases at the discretion of the Board of Directors, with a minimum 5% increase.  In addition to base salary, each Executive continues to receive an annual car allowance of $11,400.

On April 26, 2011, Ms. Jeanene Morgan was appointed as Chief Financial Officer of the Company.  Ms. Morgan does not have a written employment agreement.  She receives an annual base salary of $130,000, which may be increased at the discretion of the Board.

On April 28, 2011, the Company issued repayments on certain related party notes payable in the aggregate amount of $40,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2011 and 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies and expectations.When used in this statement, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward looking statements as a result of various factors.  Such factors include, among other things, uncertainties relating to our success in judging consumer preferences, financing our operations, entering into strategic partnerships, engaging management, seasonal and period-to-period fluctuations in sales, failure to increase market share or sales, inability to service outstanding debt obligations, dependence on a limited number of customers, increased production costs or delays in production of new products, intense competition within the industry, inability to protect intellectual property in the international market for our products, changes in market condition and other matters disclosed by us in our public filings from time to time. Forward-looking statements speak only as to the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

The MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Our Business

Pacific Entertainment Corporation  (“we”, “us”, “our” or the “Company”) commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius”, “Little Genius”, “Kid Genius”, and “Wee Worship”, and all then existing productions under those titles.  We provide family entertainment and music-based products that are entertaining, educational and beneficial to the well-being of infants and young children.  We create, market and sell children’s DVDs, CD music, toy, and book products in the United States by distribution at wholesale to retail stores and outlets.  We also license the use of our brands internationally to others to manufacture, market and sell the products, whereby we receive advances and royalties.

The Company released two new music products, “50 Classic Lullabies & Soothing Songs” and “Favorite Guitar and Piano Melodies” in June 2010 and released another new music title, “Best of Baby Genius” in January 2011.  We also began production of a new DVD based on the concept of shares and colors, scheduled for release in 2011.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, includes musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company cancelled the agreement in December 2010 according to the terms of the contract, permitting Battat to continue selling the current line of toys until late spring 2011.

On January 11, 2011, the Company signed a world-wide license agreement with Jakks Pacific’s Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® will immediately begin development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes that have made the Baby Genius series of videos and music CDs so successful among children and parents around the world. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys, and musical toys, as well as several other non-exclusive categories. As part of the development of the new products, the Company has engaged in development of several new and exciting characters as well as providing the existing characters with a fresh appearance.

The Company, in partnership with Dr. Shulamit Ritblatt, has developed “Circle of Education,” an early childhood education curriculum using music as the basis for skills required to prepare pre-school children for Kindergarten. This groundbreaking system is designed to assist teachers and parents provide their pre-school children with the skills required to succeed in their first steps of education.  Circle of Education, LLC (“COE”) was formed on September 24, 2010, pursuant to a joint venture agreement between the Company and Dr. Ritblatt.  The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed company in exchange for the contribution of all intellectual property rights the Company had in the Circle of Education program.  The results for COE are consolidated within our financial statements.

During fourth quarter of 2009 and 2010, the Company signed licensing agreements to develop additional product lines based on the Baby Genius characters. These agreements include children’s games and puzzles, electronic learning aids, “sippy cups", shoes, socks and infant and toddler layette items.  We are also discussing other licensing opportunities for introduction in 2011 and 2012 and we believe that our licensing revenue will grow significantly during the upcoming years.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels.  In July 2009, Pacific Entertainment entered into a licensing agreement with Precious Moments, Inc. (“PMI”) granting the Company non-exclusive rights to use its copyrights and trademarks in connection with the manufacture, distribution, sale, and advertising of music CD’s for children through 2012.  The Company initially produced three CD’s released in fourth quarter 2009.  In addition, the Company signed an amendment in September 2009 to include licensing for DVD’s created by PMI.  The “Precious Moments” products join our previously licensed lines including “Guess How Much I Love You” and “The Snowman”.

During 2010, the Company launched a line of classic movies and television programs, “Pacific Entertainment Presents”.  Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, SciFi, Action, Mystery, War, and Gangster, an additional six titles were added in late 2010 expanding the line with the Super Hero’s collection as well as Family Favorites.

Results of Operations

Three Month Period Ended March 31, 2011 Compared to March 31, 2010

Our summary results of operations are presented below:

	Three Months Ended March 31,
	2011	2010
Revenues	$1,307,177	$975,598
Costs and expenses	(1,404,008)	(1,121,389)
Depreciation and Amortization	(54,829)	(169,400)
Loss from Operations	(151,660)	(315,191)

Other Income	10,416	10,199
Interest Expense	(35,006)	(11,260)
Total Other Income	(24,590)	(1,061)

Net Loss	(176,250)	(316,252)
Net Loss attributable to Noncontrolling Interest	3,444	-
Net Loss attributable to Pacific Entertainment Corporation	$(172,806)	$(316,252)

Net Loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	55,116,515	54,595,407

Revenues.  Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended March 31,
	2011	2010
Direct PEC Product Sales	$643,809	$373,458
Licensed Products	249,483	370,300
Licensing & Royalties	413,885	231,840
Total Revenue	$1,307,177	$975,598

Direct product sales represent items in which the Company holds the patents and/or copyrights to the characters and which are manufactured and sold by the Company directly at wholesale to retail stores and outlets.  The increase of the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was due to the success of sales through a direct to consumer offering with Groupon.  Management believes that the Company is on target to increase direct product sales volumes over 2010, although economic and retail conditions in the market could impact our future sales in a negative manner.  We have made significant progress in our self distribution program and we continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as overstock inventory from other studios which we sell and from which we receive income.  For the three months ended March 31, 2011, the category decreased over the same period in 2010 as a result of a reduction in outside studio product acquired and sold.

Licensing and royalties is revenue for our brands licensed to others to manufacture and/or market, both internationally and domestically.  New license royalty revenue, including the toy line launched in August 2009, as well as advances received on signing of license agreements, is responsible for the growth in this category.  There may be fluctuation in licensing revenue due to economic conditions in the sales territory.  We believe this revenue source will decrease during the remainder of 2011 due to the cancellation of the Battat toy license agreement and then show significant improvement in the subsequent years with the introduction of the new toy line currently in development with Jakks Pacific’s Tollytots® division.

Our products compete in the pre-school music, books, DVDs, and toy categories.  We believe we compare favorably in the quality of our products, as well as competitive price point.  In spite of the global economic decline we have exhibited a significant growth in revenue in 2011.  We continue to aggressively market direct to retailers and are exploring new domestic and international licensing opportunities.  We are investigating additional relevant external brands to license, adding to the diversity of our product line, while maintaining the integrity of our core mission of educating and entertaining children.

The Company’s business is subject to the effects of seasonality, causing revenues to fluctuate with consumer purchasing behavior, competition, and the timing of holiday periods.

The 2011 economic outlook remains challenging, however, we anticipate continued sales growth through our actions to improve our existing products, maintaining highly competitive price points, and adding content to our product pallet.

Costs.  Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, increased $282,619 (25.2%) for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Cost of Sales increased $83,538, or 17.8%, during the first quarter of 2011 compared to the same period of 2010 as a result of increased sales volumes and shipping costs.

Selling, General and Administrative (“SG&A”) expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services.  Costs associated with these categories are detailed as follows:

	Three Months Ended March 31,
	2011	2010
General and Administrative	$480,284	$422,336
Marketing and Sales	364,552	228,683
Product Development	5,263	-
Total Selling, General, and Administrative	$850,099	$651,019

General and administrative costs increased $57,948 (13.7%) for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  This is a result of increases in salaries and related expenses of $64,188, partially offset by a decrease in professional services expense of $32,805, due to the hiring of accounting staff previously outsourced and severance payments.   The remaining increase is for investor relations expenses.

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact.  Marketing expenses exhibit some fluctuation earlier in the year due to timing of trade shows.  Increases in commission expense of $187,267 for the three months ended March 31, 2011 compared to the same period in the prior year were the result of the increase in royalty revenue associated with licensing agreements. There is also an associated reduction in expenses of $25,703 for a common marketing fund which was discontinued in January 2011.

Product development charges are for routine and periodic alterations to existing products.  All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Expenditures for SG&A are not generally seasonal and require consistent cash outflows.

Interest Expense.  Interest expense resulted from related party loans and debentures.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the Officers.   The proceeds from the notes were used to pay operating obligations of the Company.   Interest expense was recorded in the three months ended March 31, 2011 and 2010 in the amounts of $4,008 and $11,260 for these officer notes, respectively.  The decrease was due to partial repayments made in February 2011 and the last half of 2010.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  The interest expense for the three months ended March 31, 2011 and March 31, 2010 was $5,294 and $5,412, respectively.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010.  For the three months ended March 31, 2011 and March 31, 2010, interest expense was recorded in the amount of $24,559 and $0, respectively.

Liquidity and Capital Resources

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

To date, we have relied on a combination of revenue, loans from officers and private offerings of stock to meet our cash requirements.  Currently, our principal source of liquidity is cash in the bank. Management believes that its increasing revenues and cash generated by operations, together with funds available from short-term related party advances, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding through equity and related party loans or be forced to scale back its development plans or to significantly reduce or terminate operations.

Cash totaled $269,451 and $92,581 at March 31, 2011 and 2010, respectively.  The change in cash is as follows:

	Three Months Ended March 31,
	2011	2010	Change
Cash provided (used) by operations	$(18,712)	$(118,453)	$99,741
Cash provided (used) in investing activities	(64,717)	(36,831)	(27,886)
Cash provided (used) in financing activities	145,000	-	145,000
Increase (decrease) in cash and cash equivalents	$61,571	$(155,284)	$216,855

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season.  Cash used by operations in the three months ended March 31, 2011, compared to 2010, decreased by $99,741 due to an increase in the accounts payable balances mitigated by an increase in inventory and a decrease in accrued salaries.  Cash used in the same periods for investing activities relates to investment in additional music and DVD products.  The cash provided by financing activities for the three months ended March 31, 2011, is a result of sales of common stock pursuant to a private placement offering and repayment of related party notes.

On April 6, 2010, the Company commenced a private placement offering to certain accredited investors pursuant to Rule 506 for up to 12,500,000 shares of common stock at a purchase price of $.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant expires three years from the date of purchase and has a stated exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 had been received and 471,108 shares have been issued and warrants have been issued to purchase an addition 471,108 shares.  Costs of the offering in the amount of $17,396 were offset against the common stock account through December 31, 2010.

During March and April 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $225,000 during the three months ended March 31, 2011, which was not closed until April 2011. The shares sold in the private placement have not yet been issued.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  Partial repayments were made on February 2, 2011 in the aggregate amount of $66,000.  Interest expense was recorded in the three months ended March 31, 2011 and 2010 in the amounts of $4,008 and $11,260 for these officer notes, respectively.

On September 30, 2010, four of the Officers agreed to convert the amounts outstanding as unpaid salaries through September 30, 2010 to notes payable.  The notes, in the aggregate amount of $1,870,337, have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  These loans are classified as long term liabilities and are subordinated debt.  For the three months ended March 31, 2011 and March 31, 2010, interest expense was recorded in the amount of $24,559 and $0, respectively.

On March 31, 2011, an additional 32,300 shares were issued in exchange for services valued at $9,690, or $0.30 per share.

Critical Accounting Policies

The Company’s accounting policies are described in Note 1: The Company and Significant Accounting Policies of the notes to the Company’s financial statements in Item 1 above.  Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition – The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by Revenue Recognition Topic 605 of the FASB Accounting Standards Codification.

Revenues associated with the sale of branded CDs, DVDs and other products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company’s licensing and royalty revenue represent variable payments based on net sales from brand licensees for exclusive content distribution rights.  These licenses agreements are managed by third parties that are responsible for collecting fees due and remitting to the Company its share after expenses.   Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees.

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its 75% owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.

Other Estimates – The Company estimates reserves for future returns of product based on an analysis that considers historical returns, changes in customer demand and current economic trends.  The Company regularly reviews the outstanding accounts receivable balances for each account and monitors delinquent accounts for collectability.  The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, for the three months ended March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1a. Risk factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered sales of equity securities and use of proceeds.

On March 31, 2011, the Company issued 32,300 shares of restricted common stock to one service provider for website design services pursuant to Section 4(6) of the Securities Act of 1933 in exchange for services valued at approximately $9,690 or $0.30 per share.

In the first quarter of 2011, we conducted a private placement to accredited investors only under Rule 506.  As a result of the offering, the Company sold 5,200,000 shares of common stock at a purchase price of $0.20 per share for an aggregate of $1,040,000 in April 2011.  The proceeds of the offering will be primarily used to fund general operating expenses, product development and introduction for Circle of Education, LLC and to reduction of the outstanding principal balance on the note issued to Isabel Moeller. Ms. Moeller subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.  The shares sold in the private placement have not yet been issued.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the three months ended March 31, 2011.

Item 4. [reserved].

Item 5. Other information.

There were no reportable events under this Item 5 during the three months ended March 31, 2011 which have not already been reported.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERTAINMENT CORPORATION

Date: May 12, 2011

	By:	/s/ Klaus Moeller
Klaus Moeller, Chief Executive Officer