Form 10-Q
period 2011-06-30
PACIFIC ENTERTAINMENT CORP
filed 2011-08-15
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

PACIFIC ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

California	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5820 Oberlin Dr., Suite 203
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 450-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,448,815 shares of common stock, no par value, were outstanding as of August 15, 2011.

PACIFIC ENTERTAINMENT CORPORATION
FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Pacific Entertainment Corporation
Consolidated Balance Sheets
June 30, 2011 (unaudited) and December 31, 2010

ASSETS	06/30/11	12/31/2010
Current Assets:
Cash	$739,232	$207,880
Accounts Receivable, net	466,100	1,077,685
Inventory	273,177	247,505
Prepaid and Other Assets	264,625	55,376
Total Current Assets	1,743,134	1,588,446

Property and Equipment, net	36,117	35,168
Capitalized Product Development in Process	243,623	128,523
Intangible Assets, net	446,610	547,611

Total Assets	$2,469,484	$2,299,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$428,936	$948,428
Accrued Expenses	599,116	221,739
Accrued Salaries and Wages	199,099	62,551
Accrued Interest - Debentures	19,049	19,049
Total Current Liabilities	1,246,200	1,251,767

Long Term Liabilities:
Notes Payable – Related Parties and Accrued Interest	2,082,791	2,339,197

Total Liabilities	3,328,991	3,590,964

Stockholders’ Equity (Deficit)
Common Stock, no par value, 100,000,000 shares authorized; 60,448,815 and 55,116,515 shares issued and outstanding, respectively	4,458,795	3,390,875
Additional Paid in Capital	2,392,432	2,086,065
Accumulated Deficit	(7,706,313)	(6,768,156)
Total Pacific Entertainment Corporation Stockholders’ Equity (Deficit)	(855,086)	(1,291,216)
Noncontrolling Interest	(4,421)	-
Total Equity	(859,507)	(1,291,216)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,469,484	$2,299,748

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Consolidated Statements of Operations
Periods Ending June 30, 2011 and 2010 (unaudited)

	Three Months Ending		Six Months Ending
	6/30/11	6/30/10	6/30/11	6/30/10
Revenues:
Product Sales	$791,568	$563,626	$1,684,859	$1,307,385
Licensing & Royalties	44,168	148,091	458,053	379,932
Total Revenues	835,736	711,717	2,142,912	1,687,317

Cost of Sales (Excluding Depreciation)	575,814	354,036	1,129,722	824,407

Gross Profit	259,922	357,681	1,013,190	862,910

Operating Expenses:
Product Development	2,156	578	7,419	578
Professional Services	77,907	77,056	144,767	176,721
Rent Expense	26,321	38,290	58,643	74,880
Marketing & Sales	142,120	115,994	506,672	344,678
Depreciation & Amortization	54,265	167,706	109,094	337,106
Salaries and Related Expenses	327,949	243,472	634,236	483,509
Stock Compensation Expense	304,596	60,059	306,367	63,894
Other General & Administrative	71,844	34,194	144,888	76,404
Total Operating Expenses	1,007,158	737,349	1,912,086	1,557,770

Loss from Operations	(747,236)	(379,668)	(898,896)	(694,860)

Other Income (Expense):
Other Income	10,641	10,313	21,057	20,512
Interest Expense	-	(1,186)	(1,145)	(1,186)
Interest Expense – Related Parties	(29,733)	(11,402)	(63,594)	(22,662)
Net Other Income (Expense)	(19,092)	(2,275)	(43,682)	(3,336)

Loss before Income Tax Expense and Noncontrolling Interest	(766,328)	(381,943)	(942,578)	(698,196)

Income Tax Expense	-	-	-	-

Net Loss	(766,328)	(381,943)	(942,578)	(698,196)
Net Loss attributable to Noncontrolling Interest	977	-	4,421	-
Net Loss attributable to Pacific Entertainment Corporation	$(765,351)	$(381,943)	$(938,157)	$(698,196)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	59,490,691	54,595,407	56,215,116	54,595,407

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

	Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Paid in Capital	Interest	Deficit	Total
Balance, December 31, 2010	55,116,515	$3,390,875	$2,086,065	-	$(6,768,156)	$(1,291,216)

Common Stock Issued for Cash	4,300,000	858,230	-	-	-	858,230

Common Stock Issued for Services	32,300	9,690	-	-	-	9,690

Common Stock Issued in exchange for repayment of Note Payable	1,000,000	200,000	-	-	-	200,000

Stock Compensation Expense	-	-	306,367	-	-	306,367

Noncontrolling Interest	-	-	-	(4,421)	-	(4,421)

Net Loss	-	-	-	-	(938,157)	(938,157)

Balance, June 30, 2011	60,448,815	$4,458,795	$2,392,432	(4,421)	$(7,706,313)	$(859,507)

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ending 06/30/2011	Six Months Ending 06/30/2010

Cash Flows from Operating Activities:
Net Loss	$(942,578)	$(698,196)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	6,771	7,041
Amortization Expense	102,323	330,065
Issuance of Common Stock for Services	9,690	-
Stock Compensation Expense	306,367	63,894

Decrease (increase) in operating assets
Accounts Receivable	611,585	100,560
Inventory	(25,672)	(67,463)
Prepaid Expenses & Other Assets	(209,249)	(20,710)

Increase (decrease) in operating liabilities
Accounts Payable	(519,492)	24,326
Accrued Salaries	136,548	242,389
Accrued Interest – Related Party	63,594	22,662
Other Accrued Expenses	377,377	(45,645)
Net cash provided/(used) in operating activities	(82,736)	(41,077)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(116,422)	(99,924)
Purchase of Fixed Assets	(7,720)	(11,017)
Net cash provided/(used) by investing activities	(124,142)	(110,941)

Cash Flows from Financing Activities:
Sale of Common Stock	860,000	-
Common Stock Subscription Payable	-	33,443
Common Stock Offering Cost	(1,770)	(10,470)
Payments on Related Party Debt	(120,000)	-
Net cash provided/(used) by financing activities	738,230	22,973

Net increase/(decrease) in cash	531,352	(129,045)
Beginning Cash Balance	207,880	247,865
Ending Cash Balance	$739,232	$118,820

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,145	$1,186
Accrued Salaries and wages reclassified to Long Term Notes Payable	$-	$1,773,377
Related Party Note converted to Common Stock	$200,000	$-

See accompanying notes to consolidated financial statements

Pacific Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Pacific Entertainment Corporation (“we”, “us”, “our” or the “Company”) provides music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our Baby Genius brand.  We create, market and sell children’s DVDs, CD music and book products in the United States by distribution at wholesale to retail stores and outlets.  We license the use of our brands, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties.

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

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, includes musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company granted an exclusive license to Battat for the marketing and distribution of a line of toys based on the Baby Genius brand and characters in the United States and Canada, and non-exclusive rights of distribution in other parts of the world.  This license was terminated according to the terms of the contract in December 2010 although we granted Battat the right to continue to distribute the existing line of toys through late Spring 2011.  We received no royalty reporting from Battat during the three months ended June 30, 2011.

On January 11, 2011, the Company signed an agreement with Jakks Pacific’s Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes from the Baby Genius series of videos and music CDs. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys and musical toys, as well as several other non-exclusive categories.  As part of the development of the new products, the Company has engaged in the creation of several new characters.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels and are distributing content obtained from various independent studios and producers.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2011.

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Annual Report filed with the OTC Markets Group Inc. on March 11, 2011 and in the Company’s registration statement on Form 10, as amended, filed on July 26, 2011.

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

Liquidity - Historically, the Company has incurred net losses.  As of June 30, 2011, the Company had a consolidated accumulated deficit of $7,706,313 and total stockholders’ deficit of $859,507.  At June 30, 2011, the Company had consolidated current assets of $1,743,134, including cash of $739,232, and consolidated current liabilities of $1,246,200, resulting in working capital of $496,934.  For the six month period ending June 30, 2011, the Company reported a consolidated net loss of $938,157, including stock option expense of $306,367 which has no cash expenditure requirement.  The Company had net cash used by operating activities of $82,736.  Management believes that its increasing revenue each year over the prior year and cash generated by operations, together with funds available from short-term related party advances, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of June 30, 2011.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue of the following as of:

	6/30/2011	12/31/2010
Furniture and Equipment	$84,705	$76,986
Less Accumulated Depreciation	(48,588)	(41,818)
Net Fixed Assets	$36,117	$35,168

Trademarks	$129,831	$129,831
Product Masters	3,202,712	3,202,712
Other Intangible Assets	224,604	223,282
Less Accumulated Amortization	(3,110,537)	(3,008,214)
Net Intangible Assets	$446,610	$547,611

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At the six months ending June 30, 2011 and twelve months ending December 31, 2010 it was determined that no impairment exists.

The Company continues to develop new CDs and DVDs, in addition to adding content, improved animation and bonus songs/features to their existing CD and DVD collection.  In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.    As of June 30, 2011, the Company has $243,623 in Capitalized Product Development in Process representing DVD, CD, and toy development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued Salaries and Wages as of June 30, 2011 total $199,099 and $62,551 as of December 31, 2010.  Debenture Interest accrued and unpaid for the original $2.5 million principal balance is $19,049 as of June 30, 2011 and December 31, 2010.  Interest on the debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.  Other Accrued Liabilities totaling $599,116 as of June 30, 2011 and $221,739 as of December 31, 2010, include a reserve for product returns, music royalty payments, financed insurance costs, and commissions to outside representatives on net sales and royalty income, as well as unearned revenue as of June 30, 2011 for a prepayment from a customer.  The reserve for returned product represents an estimate of potential product returns in future periods and is evaluated for reasonableness each reporting period.

Note 4:  Notes Payable and Accrued Interest - Related Parties

As of June 30, 2011 and December 31, 2010, the Company had the following notes payable and accrued interest balances outstanding:

	6/30/2011	12/31/2010
Related Party Note Payable to PEC	$146,840	$360,840
Accrued Interest on Related Party Note	29,620	22,142
Officer Loans to PEC	213,091	311,988
Subordinated Officer Loans to PEC	1,620,137	1,620,137
Accrued Interest on Subordinated Loans	73,103	24,090
Total Notes Payable and Accrued Interest	2,082,791	2,339,197
Less: Current Portion	-	-
Long Term Portion	$2,082,791	$2,339,197

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum as a short term note payable.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products at that time.  In August 2008, the note was amended to require payment of all principal and accrued interest on June 30, 2009.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  On September 30, 2010, Ms. Moeller agreed to accept a new note with a maturity date of December 31, 2012 resulting in the reclassification of the total amount outstanding, including principal and accrued interest, as long term debt.   Payments were made on the outstanding principal in the amount of $14,000 and $10,000 on February 9, 2011 and April 27, 2011, respectively.  On April 1, 2011, Ms. Moeller converted $200,000 of the outstanding principle to 1,000,000 shares of the Company’s common stock.  The amount due to Ms. Moeller as of June 30, 2011 and December 31, 2010 includes $29,620 and $22,142 in accrued but unpaid interest, respectively.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  The term of the notes issued in 2009 and 2008 called for payment on December 31, 2009 and had a stated interest rate of 1.63%.  The notes issued in 2007 were payable upon demand and had a stated interest rate of 6% per annum until paid in full.  On February 13, 2009, the Officers agreed to an extension of the maturity date of all outstanding notes to December 31, 2009 at the stated interest rate of the original note.  On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010 and a stated interest rate of 6% per annum.  Repayments in the aggregate amount of $60,654 were made on August 11, 2010.  On September 30, 2010, the Officers agreed to extend the maturity date of the loans to December 31, 2012 resulting in the outstanding balances, including principle and accrued interest, to be reclassified as long term debt.  On October 12, 2010 repayments were made in the aggregate amount of $40,707. Additional repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively.  The amount due to the Officers on these notes includes accrued but unpaid interest in the amounts of $7,104 and $11,755 for the six months ended June 30, 2011 and 2010, respectively.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity date of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  As of June 30, 2011 and December 31, 2010, the accrued but unpaid interest totals $73,103 and $24,090, respectively.

Note 5:  Stockholders’ Equity

As of June 30, 2011, 60,448,815 shares of common stock were outstanding out of the 100,000,000 shares of common stock authorized.

On April 6, 2010, the Company commenced a Confidential Private Placement offering to certain accredited investors for up to 12,500,000 shares of common stock at a purchase price of $.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant has a term of three years from the date of purchase and an exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 had been received and 471,108 shares had been issued.  Costs of the offering in the amount of $17,396 were offset against the common stock account.  This offering expired.

During March and April, 2011, the Company conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $860,000 and 4,300,000 shares have been issued.  Ms. Isabel Moeller also subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.   Costs of the offering in the amount of $1,770 were offset against the common stock account.

On September 30, 2010, 50,000 shares were issued in exchange for services valued at $25,000, or $.50 per share.  On March 31, 2011, an additional 32,300 shares were issued in exchange for services valued at $9,690, or $0.30 per share.

Through June 30, 2011, stock option grant notices for up to 14,020,000 shares of common stock have been issued to employees and service providers of the Company pursuant to the 2008 Stock Option Plan, in accordance with the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.  A total of $1,753,409 has been recognized as Additional Paid in Capital as the value of these options granted, which includes $306,367 and $117,610 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.   Of the total grants for shares issued, 20,000 have expired as of June 30, 2011 and options to purchase up to 14,000,000 shares of common stock are outstanding. Additional details regarding the stock options granted is found in Note 8:  Stock Options.

On June 2, 2009, the Company, through Glendale Securities, Inc. of Sherman Oaks, California as broker-dealer, filed a Disclosure Statement with the Financial Investment Regulatory Agency (FINRA) pursuant to Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended, to establish a secondary trading market on the Pink Sheets Electronic OTC Markets system.  Glendale Securities’ request for un-priced quotation on the Pink OTC Markets was cleared by FINRA on July 13, 2009 and trading began on July 24, 2009.  In May 2011, the OTC Markets, Inc. moved the Company to the OTCQB trading platform.  The trading symbol is PENT.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 7: Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended June 30, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 8: Stock Options

The Company has adopted the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the Pacific Entertainment Corporation 2008 Stock  Option Plan (the “Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 11 million.  On April 4, 2011, pursuant to an Action by Majority of Stockholders, the number of shares reserved under the plan was increased to 16 million.

On January 1, 2011, the Company issued a Stock Option Grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of March 31, 2011.

On April 1, 2011, pursuant to employment agreements between the Company and Messrs. Moeller, Meader, Larry Balaban and Howard Balaban each executive has been granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock, vesting as to 250,000 shares on April 1, 2011 and 250,000 shares per year on the anniversary date of the agreements.

On April 1, 2011, the Company issued a stock option grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of June 30, 2011.

On June 1, 2011, as a result of a consulting agreement with Al Kahn to provide certain management and advisory services, the Company issued a stock option grant notice to purchase up to 1,000,000 shares of the Company’s common stock, vesting as to 500,000 shares each on May 31, 2012 and 2013.

On June 30, 2011, options to purchase up to 20,000 shares of the Company’s common stock previously issued in 2009 expired due to the termination of an employee.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2010 and 2011.  The Company used the following assumptions for the 2010 and 2011 valuations:

Risk-free interest rate	1.21% – 2.01%
Expected life in years	3-10
Dividend yield	0
Expected volatility	68.54% - 106.31%

The following schedule summarizes the changes in the Company’s stock option plan for the six months ended June 30, 2011:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2010	8,970,000	$0.34-0.55	3.25 years	-	$0.44

Options Granted	5,050,000	$0.34-0.50	8.75 years	-	$0.44
Options Exercised	-	-	-	-	-
Options Expired	20,000	$0.50	-	-	-
Balance at June 30, 2011	14,000,000	$0.34-0.55	4.92 years	-	$0.44

Exercisable June 30, 2011	9,700,000	$0.34-0.55	3.37 years	-	$0.44

During the six months ended June 30, 2011 and 2010 the Company recognized $306,367 and $63,894 in Stock Compensation expense, respectively.

Note 9:  Warrants

During the three months ended June 30, 2011, no new warrants were issued.

The following schedule summarizes the changes in the Company’s warrants for the six months ended June 30, 2011:

	Number	Exercise	Weighted Average
	of	Price	Exercise Price
	Warrants	per Share	per Share
Exercisable December 31, 2010	471,108	$0.40	$0.40
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Balance at June 30, 2011	471,108	$0.40	$0.40

Exercisable June 30, 2011	471,108	$0.40	$0.40

The following schedule summarizes the outstanding warrants at June 30, 2011:

Number of Warrants Outstanding at June 30, 2011	Number of Warrants Exercisable at June 30, 2011	Expiration Date	Exercise Price
471,108	471,108	2013	$0.40

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

Note 11:  Creation of Limited Liability Company

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (COE), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed company in exchange for the contribution of all intellectual property rights the Company had in the Circle of Education program.  Circle of Education, LLC was formed on September 24, 2010.

The Company has consolidated the results for the six month period ended June 30, 2011 with the results of COE.  COE is currently developing products which have an estimated introduction for sale in the third quarter of 2012, resulting in no sales or cost of sales in the six month period ended June 30,2011.  COE had general and administrative costs of $15,840, including legal costs related to the creation of the agreements and registration of the entity in the aggregate of $13,906, sales and marketing costs of $1,180 and product development costs of $244, for a total loss of $17,683.  As the Company has an economic interest of 75% of the total subsidiary, the Company recognized 100 percent of the loss and recorded 25 percent of the loss, or $4,421, as Noncontrolling Interest on the financial statements for the six months ended June 30, 2011.  There were no sales or expenses in the fiscal year ended December 31, 2010.

Note 12:  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued in accordance with Financial Accounting Standards Board Codification Topic 855, Subsequent Events.

On August 5, 2011, the Board of Directors voted to approve a change in domicile and to change the name of the Company to Genius Brands International.  The matters will be submitted to shareholders for approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes for the three months ended June 30, 2011 and 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies and expectations. When used in this statement, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Our Business

Pacific Entertainment Corporation  (“we”, “us”, “our” or the “Company”) commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius”, “Little Genius”, “Kid Genius”, ”Child Genius”,  “123 Favorites” and “Wee Worship”, and all then existing productions under those titles.  We create and provide family entertainment and music-based products that we believe will be entertaining, educational and beneficial to the well-being of infants and young children.  We create, market and sell children’s DVDs, CD music, toy, and book products in the United States by distribution at wholesale to retail stores and outlets.  We also license the use of our brands domestically and internationally to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties.

The Company released two new music products, “50 Classic Lullabies & Soothing Songs” and “Favorite Guitar and Piano Melodies” in June 2010 and released another new music title, “Best of Baby Genius” in January 2011.  We also began production of a new DVD based on the concept of shapes and colors.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, includes musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company cancelled the agreement in December 2010 according to the terms of the contract, permitting Battat to continue selling the current line of toys until late spring 2011.  The Company received no royalty revenue from Battat during the three month period ended June 30, 2011.

On January 11, 2011, the Company signed a world-wide license agreement with Jakks Pacific’s Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® will immediately begin development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes from the Baby Genius series of videos and music CDs. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys, and musical toys, as well as several other non-exclusive categories. As part of the development of the new products, the Company has engaged in the creation of several new characters as well as updating the existing characters.

Due to a gap between the termination of the Battat license and subsequent end of the extended sell off period and the introduction of the Jakks Pacific toy line 2012, we anticipate a reduction in royalty revenue during the remainder of 2011 and first half of 2012.  As we cannot state with any certainty what the revenue would have been from the Battat toy line nor predict the sales for the new line of Jakks Pacific toys, we are unable to state the amount of the overall reduction for our licensed revenue category.

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

During 2010, the Company launched a line of DVDs including classic movies and television programs under the brand “Pacific Entertainment Presents”.  Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, SciFi, Action, Mystery, War, and Gangster, an additional six titles were added in late 2010 expanding the line with the Super Hero’s collection as well as Family Favorites.  In 2011, we obtained the rights to distribute other studios’ films on DVD, Blu-Ray, digital and broadcast formats under our brand which will be included in our product catalog starting in the third quarter of 2011.  The agreements vary in length from three to five years.

Results of Operations

Three and Six Month Period Ended June 30, 2011 Compared to June 30, 2010

Our summary results of operations are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$835,736	$711,717	$2,142,912	$1,687,317
Costs and expenses	(1,528,707)	(923,679)	(2,932,714)	(2,045,071)
Depreciation and Amortization	(54,265)	(167,706)	(109,094)	(337,106)
Loss from Operations	(747,236)	(379,668)	(898,896)	(694,860)

Other Income	10,641	10,313	21,057	20,512
Interest Expense	(29,733)	(12,588)	(64,739)	(23,848)
Total Other Income	(19,092)	(2,275)	(43,682)	(3,336)

Net Loss	(766,328)	(381,943)	(942,578)	(698,196)
Net Loss attributable to Noncontrolling Interest	977	-	4,421	-
Net Loss attributable to Pacific Entertainment Corporation	$(765,351)	$(381,943)	$(938,157)	$(698,196)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	59,490,691	54,595,407	56,215,116	54,595,407

Revenues.  Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Direct PEC Product Sales	$432,758	$451,745	$1,076,476	$825,203
Licensed and Distributed Products	358,810	111,881	608,383	482,182
Licensing & Royalties	44,168	148,091	458,053	379,932
Total Revenue	$835,736	$717,717	$2,142,912	$1,687,317

Direct product sales represent items in which the Company holds the patents and/or copyrights to the characters and which are manufactured and sold by the Company directly at wholesale to retail stores and outlets.  The decrease of $18,987 (4.2%) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was due to the slightly lower DVD sales.  The increase of $251,273 (30.4%) for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 is due to sales through a direct to consumer offering with Groupon.  Management believes that the Company is on target to increase direct product sales volumes over 2010, although economic and retail conditions in the market could impact our future sales in a negative manner and we are unable to guarantee increased sales.  We continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as overstock inventory from other studios which we sell and from which we receive income.  For the three months ended June 30, 2011, the category increased by $246,929 (220.7%) over the same period in 2010 as a result of an increase in outside overstock studio product acquired and sold.  The increase of $126,201 (26.2%) for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is due to increases in licensed DVD products and an increase in outside overstock studio product acquired and sold.  The timing of the sales of overstock product is intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios.

Licensing and royalties is revenue for our brands licensed to others to manufacture and/or market, both internationally and domestically.  For the three months ended June 30, 2011 compared to the same period in 2010, the decrease of $103,923 (70.2%) was caused by the termination of the toy license with Battat.  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010 the category increased $78,121 (20.6%) primarily due to the toy line which was launched in August 2009.  There may be fluctuation in licensing revenue due to economic conditions in the sales territory.  We believe this revenue source will decrease during the remainder of 2011 through the first two quarters of 2012 due to the cancellation of the Battat toy license agreement, then show increases in late 2012 and in the subsequent years with the introduction of the new toy line currently in development with Jakks Pacific’s Tollytots® division.  We cannot guarantee that the new toy line will be accepted nor that the royalty revenue will increase.

Our products compete in the pre-school music, books, DVDs, and toy categories.  We believe we compare favorably in the quality of our products, as well as competitive price point.  In spite of the global economic decline we have exhibited revenue growth in 2011.  We continue to market direct to retailers and are exploring new domestic and international licensing opportunities.  We are investigating additional relevant external brands to license, adding to the diversity of our product line, while maintaining the integrity of our core mission of educating and entertaining children.

The Company’s business is subject to the effects of seasonality, causing revenues to fluctuate with consumer purchasing behavior, competition, and the timing of holiday periods.

The 2011 economic outlook remains challenging, however, we anticipate continued sales growth through our actions to improve our existing products, maintaining highly competitive price points, and adding content to our product catalog.

Costs.  Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, increased $605,048 (65.5%) for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 and $887,665 (43.4%) for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of Sales	$575,814	$354,036	$1,129,722	$824,407

Cost of sales increased $221,778 (62.6%) and $305,315 (37.0%) during the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010, respectively, as a result of increased sales volumes, product mix variations, and shipping costs.

Selling, General and Administrative (“SG&A”) expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services.  Costs associated with these categories are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and Administrative	$808,617	$453,071	$1,288,901	$875,408
Marketing and Sales	142,120	115,994	506,672	344,678
Product Development	2,156	578	7,419	578
Total Selling, General, and Administrative	$952,893	$569,643	$1,802,992	$1,220,664

General and administrative costs increased $355,546 (78.5%) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  This is a primarily the result of increases in salaries and related expenses of $84,477, partially offset by a decrease in accounting services expense of $22,118 due to the hiring of accounting staff previously outsourced, increased stock compensation expense of $244,536, increased legal fees of $35,482 predominately expended for the filing of the registration statement with the U.S. Securities & Exchange Commission, and increased investor relations expenses of $24,914.  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010, general and administrative expenses increased $413,493 (47.2%).  This increase is due in part to increased salaries of $393,201, a decrease in outside accounting services of $47,959, increased legal costs in the amount of $62,905, and increases in investor relations of $47,100, less a reduction for rental expense of $16,238.  Increases in the stock compensation expenses were the result of options to purchase shares of the Company’s common stock granted to officers as part of the employment agreements and to a consultant for services (see Note 8 to financial statements for more detail).

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact.  Marketing expenses exhibit some fluctuation due to timing of trade shows attended.  For the three months ended June 30, 2011 compared to the same period in the prior year the total expense increased $26,126 (22.5%), due to attending the International Licensing Show and a reduction for a common marketing fund which was discontinued in January 2011. During the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, marketing and sales expenses increased $161,994 (47.0%).  This increase was a result of increases in commission expense on royalty income of $210,860 and trade show costs of $24,154, with reductions in the common marketing fund of $46,739 and public relations expenditures of $13,000.

Product development expenses are for routine and periodic alterations to existing products.  For the three and six months ended June 30, 2011 compared to June 30, 2010, these expense increased $1,578 (273.0%) and $6,841 (1183.6%), respectively.  All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Expenditures for SG&A are not generally seasonal and require consistent cash outflows.

Interest Expense.  Interest expense resulted from related party loans and debentures.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the Officers.   The proceeds from the notes were used to pay operating obligations of the Company.  Interest expense was recorded in the three months ended June 30, 2011 and 2010 in the amounts of $3,096 and $5,908, respectively.  For the six month period ended June 30, 2011 and 2010, interest expense was recorded in the amounts of $7,104 and $11,755, respectively.  The decreases were due to partial repayments made in February 2011, April 2011 and the last half of 2010.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011.  On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company.  The interest expense for the three months ended June 30, 2011 and June 30, 2010 was $2,184 and $5,494, respectively.  For the six months ended June 30, 2011 and 2010, the interest expense recorded was $7,478 and $10,906, respectively.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010.  For the three months ended June 30, 2011 and June 30, 2010, interest expense was recorded in the amount of $24,453 and $0.  Interest expense was recorded for the six months ended June 30, 2011 and 2010 in the amounts of $49,012 and $0, respectively.

Liquidity and Capital Resources

Three and Six Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

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

Cash totaled $739,232 and $119,208 at June 30, 2011 and 2010, respectively.  The change in cash is as follows:

	Three Months Ended June 30,
	2011	2010	Change
Cash provided (used) by operations	$(82,736)	$(41,077)	$(41,659)
Cash provided (used) in investing activities	(124,142)	(110,941)	(13,201)
Cash provided (used) in financing activities	738,230	22,973	715,257
Increase (decrease) in cash and cash equivalents	$531,352	$(129,045)	$660,397

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season.  Cash used by operations in the six months ended June 30, 2011, compared to 2010, increased by $41,659 due to an increase in the prepaid expenses and a decrease in the accounts payable balance mitigated by a decrease in accounts receivable and an increase in the other accrued expenses.  Cash used in the same periods for investing activities relates to investment in additional music and DVD products.  The cash provided by financing activities for the six months ended June 30, 2011 of $738,230, is a result of sales of common stock pursuant to a private placement offering of $858,230 after related expenses offset by the partial repayment of related party notes in the aggregate of $120,000.

On April 6, 2010, the Company commenced a private placement offering to certain accredited investors pursuant to Rule 506 for up to 12,500,000 shares of common stock at a purchase price of $.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant expires three years from the date of purchase and has a stated exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 had been received and 471,108 shares have been issued and warrants have been issued to purchase an additional 471,108 shares.  Costs of the offering in the amount of $17,396 were offset against the common stock account through December 31, 2010.  The offering has expired.

During March and April 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $860,000 during the six months ended June 30, 2011, reduced by offering costs of $1,770, and 5,300,000 shares were issued at a purchase price of $0.20 per share.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  Partial repayments were made during the six months ended June 30, 2011in the aggregate amount of $96,000.  Interest expense was recorded in the six months ended June 30, 2011 and 2010 in the amounts of $7,104 and $11,755 for these officer notes, respectively.

On September 30, 2010, four of the Officers agreed to convert the amounts outstanding as unpaid salaries through September 30, 2010 to notes payable.  The notes, in the aggregate amount of $1,870,337, have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  These loans are classified as long term liabilities and are subordinated debt.  For the six months ended June 30, 2011 and June 30, 2010, interest expense was recorded in the amount of $49,012 and $0, respectively.

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

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, for the three months ended June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2011, the Company issued 32,300 shares of restricted common stock to one service provider for website design services pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for services valued at approximately $9,690 or $0.30 per share.

During March and April 2011, we conducted a private placement to accredited investors only under Rule 506.  As a result of the offering, the Company sold 5,300,000 shares of common stock at a purchase price of $0.20 per share for an aggregate of $1,060,000.  The proceeds of the offering will be primarily used to fund general operating expenses, product development and introduction for Circle of Education, LLC and to reduction of the outstanding principal balance on the note issued to Isabel Moeller. Ms. Moeller subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the three months ended June 30, 2011.

Item 4. [Removed and reserved].

Item 5. Other information.

There were no reportable events under this Item 5 during the three months ended June 30, 2011 which have not already been reported.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101
XBRL (Extensible Business Reporting Language) The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity (deficit), (iv) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERTAINMENT CORPORATION

Date: August 15, 2011	By:	/s/ Klaus Moeller
Klaus Moeller, Chief Executive Officer