Form 10-Q
period 2011-09-30
Genius Brands International, Inc.
filed 2011-11-14
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.
Formerly Pacific Entertainment Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5820 Oberlin Dr., Suite 203
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 450-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,448,815 shares of common stock, par value $0.001, were outstanding as of November 14, 2011.

GENIUS BRANDS INTERNATIONAL, INC.
Formerly Pacific Entertainment Corporation
FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Genius Brands International, Inc.
Formerly Pacific Entertainment Corporation
Consolidated Balance Sheets
September 30, 2011 (unaudited) and December 31, 2010

ASSETS	09/30/11	12/31/2010
Current Assets:
Cash	$238,879	$207,880
Accounts Receivable, net	885,068	1,077,685
Inventory	377,330	247,505
Prepaid and Other Assets	90,376	55,376
Total Current Assets	1,591,653	1,588,446

Property and Equipment, net	33,287	35,168
Capitalized Product Development in Process	289,378	128,523
Intangible Assets, net	395,449	547,611

Total Assets	$2,309,767	$2,299,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$755,182	$948,428
Accrued Expenses	325,466	221,739
Accrued Salaries and Wages	191,264	62,551
Accrued Interest - Debentures	19,049	19,049
Total Current Liabilities	1,290,961	1,251,767

Long Term Liabilities:
Notes Payable – Related Parties and Accrued Interest	2,112,759	2,339,197

Total Liabilities	3,403,720	3,590,964

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized; 60,448,815 and 55,116,515 shares issued and outstanding, respectively	60,449	55,117
Additional Paid in Capital	6,869,548	5,421,823
Accumulated Deficit	(8,018,787)	(6,768,156)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	(1,088,790)	(1,291,216)
Noncontrolling Interest	(5,163)	-
Total Equity	(1,093,953)	(1,291,216)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,309,767	$2,299,748

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Formerly Pacific Entertainment Corporation
Consolidated Statements of Operations
Periods Ending September 30, 2011 and 2010 (unaudited)

	Three Months Ending		Nine Months Ending
	9/30/11	9/30/10	9/30/11	9/30/10
Revenues:
Product Sales	$1,610,774	$423,474	$3,295,633	$1,730,858
Licensing & Royalties	71,231	391,403	529,284	771,335
Total Revenues	1,682,005	814,877	3,824,917	2,502,193

Cost of Sales (Excluding Depreciation)	1,225,123	296,823	2,354,845	1,121,230

Gross Profit	456,882	518,054	1,470,072	1,380,963

Operating Expenses:
Product Development	3,974	3,739	11,393	4,317
Professional Services	66,347	68,650	211,114	245,371
Rent Expense	14,395	36,178	73,037	111,058
Marketing & Sales	114,108	262,473	620,780	607,151
Depreciation & Amortization	53,991	173,054	163,085	510,160
Salaries and Related Expenses	348,324	237,668	982,560	721,177
Stock Compensation Expense	78,770	-	385,137	63,894
Other General & Administrative	62,423	68,065	207,313	144,467
Total Operating Expenses	742,332	849,827	2,654,419	2,407,595

Loss from Operations	(285,450)	(331,773)	(1,184,347)	(1,026,632)

Other Income (Expense):
Other Income	3,720	15,116	24,777	35,629
Interest Expense	(1,518)	(1,246)	(2,662)	(2,432)
Interest Expense – Related Parties	(29,968)	(11,073)	(93,562)	(33,736)
Net Other Income (Expense)	(27,766)	2,797	(71,447)	(539)

Loss before Income Tax Expense and Noncontrolling Interest	(313,216)	(328,976)	(1,255,794)	(1,027,171)

Income Tax Expense	-	-	-	-

Net Loss	(313,216)	(328,976)	(1,255,794)	(1,027,171)
Net Loss attributable to Noncontrolling Interest	742	-	5,163	-
Net Loss attributable to Genius Brands International, Inc.	$(312,474)	$(328,976)	$(1,250,631)	$(1,027,171)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	60,448,815	54,779,601	58,394,312	54,641,834

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Formerly Pacific Entertainment Corporation
Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

	Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Paid in Capital	Interest	Deficit	Total
Balance, December 31, 2010 (Audited)	55,116,515	$55,117	$5,421,823	-	$(6,768,156)	$(1,291,216)

Common Stock Issued for Cash	4,300,000	4,300	853,930	-	-	858,230
Common Stock Issued for Services	32,300	32	9,658	-	-	9,690
Common Stock Issued in exchange for repayment of Note Payable	1,000,000	1,000	199,000	-	-	200,000
Stock Compensation Expense	-	-	385,137	-	-	385,137
Noncontrolling Interest	-	-	-	(5,163)	-	(5,163)
Net Loss	-	-	-	-	(1,250,631)	(1,250,631)

Balance, September 30, 2011	60,448,815	$60,449	$6,869,548	(5,163)	$(8,018,787)	$(1,093,953)

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Formerly Pacific Entertainment Corporation
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ending 09/30/2011	Nine Months Ending 09/30/2010
Cash Flows from Operating Activities:
Net Loss	$(1,255,794)	$(1,027,171)
Adjustments to reconcile net loss to net
cash provided in operating activities:
Depreciation Expense	9,601	10,617
Amortization Expense	153,484	499,543
Issuance of Common Stock for Services	9,690	25,000
Stock Compensation Expense	385,137	63,894

Decrease (increase) in operating assets
Accounts Receivable	192,617	5,882
Inventory	(129,825)	(81,114)
Prepaid Expenses & Other Assets	(35,000)	(42,919)

Increase (decrease) in operating liabilities
Accounts Payable	(193,246)	102,067
Accrued Salaries	128,713	334,338
Accrued Interest	-	997
Accrued Interest – Related Party	93,562	33,736
Other Accrued Expenses	103,727	75,984
Net cash provided/(used) in operating activities	(537,334)	854

Cash Flows from Investing Activities:
Investment in Intangible Assets	(162,177)	(205,557)
Purchase of Fixed Assets	(7,720)	(11,949)
Net cash provided/(used) by investing activities	(169,897)	(217,506)

Cash Flows from Financing Activities:
Sale of Common Stock	860,000	123,443
Common Stock Offering Cost	(1,770)	(16,741)
Payments on Related Party Debt	(120,000)	(60,654)
Net cash provided/(used) by financing activities	738,230	46,048

Net increase/(decrease) in cash	30,999	(170,604)
Beginning Cash Balance	207,880	247,865
Ending Cash Balance	$238,879	$77,261
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,662	$2,432
Accrued Salaries and wages reclassified to Long Term Notes Payable	$-	$1,870,337
Related Party Note converted to Common Stock	$200,000	$-

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Formerly Pacific Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), formerly known as Pacific Entertainment Corporation, provides music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands, including Baby Genius.  We create, market and sell children’s DVDs, CD music and book products in the United States by distribution at wholesale to retail stores and outlets and direct to consumers through various “deal for a day” sites.  We also license the use of our brands, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties.

Pacific Entertainment Corporation commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles.  On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., f/k/a Pacific Entertainment Corporation (the “Company”), filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). Upon approval of the Reincorporation, FINRA will issue us a new ticker symbol for trading purposes.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, included musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company granted an exclusive license to Battat for the marketing and distribution of a line of toys based on the Baby Genius brand and characters in the United States and Canada, and non-exclusive rights of distribution in other parts of the world.  This license was terminated according to the terms of the contract in December 2010 although we granted Battat the right to continue to distribute the existing line of toys through late Spring 2011.  We received no royalty reporting from Battat subsequent to the three month period ended March 31, 2011 and anticipate no further royalty revenue from this license agreement.

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

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels and are distributing content obtained from independent studios and producers.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2011.

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

Liquidity - Historically, the Company has incurred net losses.  As of September 30, 2011, the Company had a consolidated accumulated deficit of $8,018,787 and total stockholders’ deficit of $1,093,953.  At September 30, 2011, the Company had consolidated current assets of $1,591,653, including cash of $238,879, and consolidated current liabilities of $1,290,961, resulting in working capital of $300,692.  For the nine month period ending September 30, 2011, the Company reported a consolidated net loss of $1,255,794, including stock option expense of $385,137 which has no cash expenditure requirement.  The Company had net cash used by operating activities of $537,334.  Management believes that its increasing revenue each year over the prior year and cash generated by operations, together with funds available from short-term related party advances, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of September 30, 2011.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue of the following as of:

	9/30/2011	12/31/2010
Furniture and Equipment	$84,705	$76,986
Less Accumulated Depreciation	(51,418)	(41,818)
Net Fixed Assets	$33,287	$35,168

Trademarks	$129,831	$129,831
Product Masters	3,202,712	3,202,712
Other Intangible Assets	224,605	223,282
Less Accumulated Amortization	(3,161,699)	(3,008,214)
Net Intangible Assets	$395,449	$547,611

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At the nine months ending September 30, 2011 and twelve months ending December 31, 2010 it was determined that no impairment exists.

The Company continues to develop new CDs and DVDs, in addition to adding content, improved animation and bonus songs/features to their existing CD and DVD collection.  In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.    As of September 30, 2011, the Company has $289,378 in Capitalized Product Development in Process representing DVD, CD, and toy development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued Salaries and Wages as of September 30, 2011 total $191,264 and $62,551 as of December 31, 2010.  Debenture Interest accrued and unpaid for the original $2.5 million principal balance is $19,049 as of September 30, 2011 and December 31, 2010.  Interest on the debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.  Other Accrued Liabilities totaling $325,466 as of September 30, 2011 and $221,739 as of December 31, 2010, include a reserve for product returns, music royalty payments, financed insurance costs, commissions to outside representatives on net sales and royalty income, and amounts accrued but not yet due to studios for distributed products.  The reserve for returned product represents an estimate of potential product returns in future periods and is evaluated for reasonableness each reporting period.

Note 4:  Notes Payable and Accrued Interest - Related Parties

As of September 30, 2011 and December 31, 2010, the Company had the following notes payable and accrued interest balances outstanding:

	9/30/2011	12/31/2010
Related Party Note Payable to Company	$136,840	$360,840
Accrued Interest on Related Party Note	31,785	22,142
Officer Loans to Company	226,083	311,988
Subordinated Officer Loans to Company	1,620,137	1,620,137
Accrued Interest on Subordinated Loans	97,914	24,090
Total Notes Payable and Accrued Interest	2,112,759	2,339,197
Less: Current Portion	-	-
Long Term Portion	$2,112,759	$2,339,197

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum as a short term note payable.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products at that time.  In August 2008, the note was amended to require payment of all principal and accrued interest on September 30, 2009.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  On September 30, 2010, Ms. Moeller agreed to accept a new note with a maturity date of December 31, 2012 resulting in the reclassification of the total amount outstanding, including principal and accrued interest, as long term debt.   Payments were made on the outstanding principal in the amount of $14,000 and $10,000 on February 9, 2011 and April 27, 2011, respectively.  On April 1, 2011, Ms. Moeller converted $200,000 of the outstanding principle to 1,000,000 shares of the Company’s common stock.  The amount due to Ms. Moeller as of September 30, 2011 and December 31, 2010 includes $31,785 and $22,142 in accrued but unpaid interest, respectively.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  The term of the notes issued in 2009 and 2008 called for payment on December 31, 2009 and had a stated interest rate of 1.63%.  The notes issued in 2007 were payable upon demand and had a stated interest rate of 6% per annum until paid in full.  On February 13, 2009, the Officers agreed to an extension of the maturity date of all outstanding notes to December 31, 2009 at the stated interest rate of the original note.  On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010 and a stated interest rate of 6% per annum.  Repayments in the aggregate amount of $60,654 were made on August 11, 2010.  On September 30, 2010, the Officers agreed to extend the maturity date of the loans to December 31, 2012 resulting in the outstanding balances, including principle and accrued interest, to be reclassified as long term debt.  On October 12, 2010 repayments were made in the aggregate amount of $40,707. Additional repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively.  The amount due to the Officers on these notes includes accrued but unpaid interest in the amounts of $31,919 and $20,824 as of September 30, 2011 and December 31, 2010, respectively.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity date of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  As of September 30, 2011 and December 31, 2010, the accrued but unpaid interest totals $97,914 and $24,090, respectively.

Note 5:  Stockholders’ Equity

As part of the reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value.  The common stock and additional paid in capital accounts were restated as of September 30, 2011 and December 31, 2010 to recognize the change from no par common stock to a par value of $0.001 per share.  As of September 30, 2011, 60,448,815 shares of common stock were outstanding.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 subject to the approval of the Board of Directors.  As of September 30, 2011, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On April 6, 2010, the Company commenced a Confidential Private Placement offering to certain accredited investors for up to 12,500,000 shares of common stock at a purchase price of $.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant has a term of three years from the date of purchase and an exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 had been received and 471,108 shares had been issued.  Costs of the offering in the amount of $17,396 were offset against the additional paid in capital account.  This offering expired.

During March and April, 2011, the Company conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $860,000 and 4,300,000 shares have been issued.  Ms. Isabel Moeller also subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.   Costs of the offering in the amount of $1,770 were offset against the additional paid in capital account.

On September 30, 2010, 50,000 shares were issued in exchange for services valued at $25,000, or $.50 per share.  On March 31, 2011, an additional 32,300 shares were issued in exchange for services valued at $9,690, or $0.30 per share.

Through September 30, 2011, stock option grant notices for up to 14,045,000 shares of common stock have been issued to employees and service providers of the Company pursuant to the 2008 Stock Option Plan, in accordance with the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.  A total of $1,832,179 has been recognized as Additional Paid in Capital as the value of these options granted, which includes $385,137 and $117,610 for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.   Of the total grants for shares issued, 40,000 have expired as of September 30, 2011 and options to purchase up to 14,005,000 shares of common stock are outstanding. Additional details regarding the stock options granted is found in Note 8:  Stock Options.

On June 2, 2009, the Company, through Glendale Securities, Inc. of Sherman Oaks, California as broker-dealer, filed a Disclosure Statement with the Financial Investment Regulatory Agency (FINRA) pursuant to Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended, to establish a secondary trading market on the Pink Sheets Electronic OTC Markets system.  Glendale Securities’ request for un-priced quotation on the Pink OTC Markets was cleared by FINRA on July 13, 2009 and trading began on July 24, 2009.  In May 2011, the OTC Markets, Inc. moved the Company to the OTCQB trading platform.  On September 7, 2011, FINRA cleared the Company for trading on the OTCBB.  The trading symbol is PENT.

In connection with the change in domicile and name change from Pacific Entertainment Corporation to Genius Brands International, Inc., the Company filed an application for a new ticker symbol for trading purposes.  As of November 14, 2011, FINRA is conducting a review of the application.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 7: Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

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

As of September 30, 2011, options to purchase up to 40,000 shares of the Company’s common stock previously issued in 2009 and 2010 expired due to the termination of employees.

On July 1, 2011, the Company issued a stock option grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of September 30, 2011.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2010 and 2011.  The Company used the following assumptions for the 2010 and 2011 valuations:

Risk-free interest rate	1.21% – 2.01%
Expected life in years	3-10
Dividend yield	0
Expected volatility	68.54% - 115.60%

The following schedule summarizes the changes in the Company’s stock option plan for the six months ended September 30, 2011:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2010	8,970,000	$0.34-0.55	3.25 years	-	$0.44
Options Granted	5,075,000	$0.34-0.50	8.47 years	-	$0.44
Options Exercised	-	-	-	-	-
Options Expired	40,000	$0.50	-	-	-
Balance at September 30, 2011	14,005,000	$0.34-0.55	4.67 years	-	$0.44

Exercisable September 30, 2011	9,805,000	$0.34-0.55	3.14 years	-	$0.44

During the nine months ended September 30, 2011 and 2010 the Company recognized $385,137 and $63,894 in Stock Compensation expense, respectively.

Note 9:  Warrants

During the three months ended September 30, 2011, no new warrants were issued.

The following schedule summarizes the changes in the Company’s warrants for the nine months ended September 30, 2011:

	Number	Exercise	Weighted Average
	of	Price	Exercise Price
	Warrants	per Share	per Share
Exercisable December 31, 2010	471,108	$0.40	$0.40
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Balance at September 30, 2011	471,108	$0.40	$0.40

Exercisable September 30, 2011	471,108	$0.40	$0.40

The following schedule summarizes the outstanding warrants at September 30, 2011:

Number of Warrants Outstanding at September 30, 2011	Number of Warrants Exercisable at September 30, 2011	Expiration Date	Exercise Price
471,108	471,108	2013	$0.40

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

The Company has consolidated the results for the nine month period ended September 30, 2011 with the results of COE.  COE is currently developing products which have an estimated introduction for sale in the third quarter of 2012, resulting in no sales or cost of sales in the nine month period ended September 30, 2011.  COE had general and administrative costs of $18,040, including legal costs related to the creation of the agreements and registration of the entity in the aggregate of $14,761, sales and marketing costs of $1,181 and product development costs of $1,430 for a total loss of $20,651.  As the Company has an economic interest of 75 percent of the total subsidiary, the Company recognized 100 percent of the loss and recorded 25 percent of the loss, or $5,163, as Noncontrolling Interest on the financial statements for the nine months ended September 30, 2011.  There were no sales or expenses in the fiscal year ended December 31, 2010.

Note 12:  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued in accordance with Financial Accounting Standards Board Codification Topic 855, Subsequent Events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes for the three months ended September 30, 2011 and 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., f/k/a Pacific Entertainment Corporation (the “Company”), filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). Upon approval of the Reincorporation, FINRA will issue us a new ticker symbol for trading purposes.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, included musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company cancelled the agreement in December 2010 according to the terms of the contract, permitting Battat to continue selling the current line of toys until late spring 2011.  The Company received no royalty revenue from Battat subsequent to the three month period ended March 31, 2011 and anticipates no further royalty income from this license.

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

Results of Operations

Three and Nine Month Period Ended September 30, 2011 Compared to September 30, 2010

Our summary results of operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,682,005	$814,877	$3,824,917	$2,502,193
Costs and expenses	(1,913,464)	(973,596)	(4,846,179)	(3,018,665)
Depreciation and Amortization	(53,991)	(173,054)	(163,085)	(510,160)
Loss from Operations	(285,450)	(331,773)	(1,184,347)	(1,026,632)

Other Income	3,720	15,116	24,777	35,629
Interest Expense	(31,486)	(12,319)	(96,224)	(36,168)
Total Other Income	(27,766)	2,797	(71,447)	(539)

Net Loss	(313,216)	(328,976)	(1,255,794)	(1,027,171)
Net Loss attributable to Noncontrolling Interest	742	-	5,163	-
Net Loss attributable to Genius Brands International, Inc.	$(312,474)	$(328,976)	$(1,250,631)	$(1,027,171)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	60,448,815	54,779,601	58,394,312	54,641,834

Revenues.  Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Genius Brands Product Sales	$462,338	$301,077	$1,538,815	$1,126,280
Licensed and Distributed Products	1,148,436	122,397	1,756,818	604,578
Royalty Revenue	71,231	391,403	529,284	771,335
Total Revenue	$1,682,005	$814,877	$3,824,917	$2,502,193

Genius Brands product sales represent items in which the Company holds the copyrights and/or trademarks to the characters and content which are manufactured and sold by the Company directly, either at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website.  The increase of $161,261 (53.6%) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was due to an increase in DVD sales.  The increase of $412,535 (36.6%) for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 is due to sales through direct to consumer offering with daily deal sites.  Management believes that the Company is on target to increase direct product sales volumes over 2010, although economic and retail conditions in the market could impact our future sales in a negative manner and we are unable to guarantee increased sales.  We continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock inventory from other studios which we sell and from which we receive income.  For the three months ended September 30, 2011, the category increased by $1,026,039 (838.3%) over the same period in 2010 as a result of an increase in outside overstock studio product acquired and sold in the amount of $771,457 and an increase in licensed and distributed product sold of $384,473.  The increase of $1,152,240 (190.6%) for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is due to increases in licensed and distributed DVD products and an increase in outside overstock studio product acquired and sold.  The timing of the sales of overstock product is intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios.

Royalty revenue is income for our characters and brands licensed to others to manufacture and/or market, both internationally and domestically.  For the three months ended September 30, 2011 compared to the same period in 2010, the decrease of $320,172 (81.8%) was caused by the termination of the toy license with Battat.  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 the category decreased $242,051 (31.4%) primarily due to the toy line which was launched in August 2009.  There may be fluctuation in licensing revenue due to economic conditions in the sales territory.  We believe this revenue source will decrease during the remainder of 2011 through the first two quarters of 2012 due to the cancellation of the Battat toy license agreement, then show increases in late 2012 and in the subsequent years with the introduction of the new toy line currently in development with Jakks Pacific’s Tollytots® division.  We cannot guarantee that the new toy line will be accepted nor that the royalty revenue will increase.

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

Costs.  Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, increased $939,868 (96.5%) for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 and $1,827,514 (60.5%) for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of Sales	$1,225,123	$296,823	$2,354,845	$1,121,230

Cost of sales increased $928,300 (312.7%) and $1,233,615 (110.0%) during the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010, respectively, as a result of increased sales volumes, product mix variations, and shipping costs.

Selling, General and Administrative (“SG&A”) expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services.  Costs associated with these categories are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and Administrative	$570,259	$410,561	$1,859,161	$1,285,967
Marketing and Sales	114,108	262,473	620,780	607,151
Product Development	3,974	3,739	11,393	4,317
Total Selling, General, and Administrative	$688,341	$676,773	$2,491,334	$1,897,435

General and administrative costs increased $159,698 (38.9%) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This is a the result of increases in salaries and related expenses of $110,656, partially offset by a decrease in accounting services expense of $26,097 due to the hiring of accounting staff previously outsourced, increased stock compensation expense of $78,770, and increased legal fees of $16,538 primarily expended for the filing of the registration statement with the U.S. Securities & Exchange Commission.  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, general and administrative expenses increased $573,194 (44.6%).  This increase is due in part to increased salaries of $261,383 a decrease in outside accounting services of $74,056, increased legal costs in the amount of $65,538, and increases in investor relations of $36,458, less a reduction for rental expense of $38,020.  Increases in the stock compensation expenses in the amount of $321,244 were the result of options to purchase shares of the Company’s common stock granted to officers as part of the employment agreements and to a consultant for services (see Note 8 to financial statements for more detail).

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact.  Marketing expenses exhibit some fluctuation due to timing of trade shows attended.  For the three months ended September 30, 2011 compared to the same period in the prior year the total expense decreased $148,365 (56.5%), due to reductions in the common marketing fund which was discontinued in January 2011 and commission expense. During the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, marketing and sales expenses increased $13,629 (2.2%).  This increase was a result of increases in commission expense on royalty income of $141,751 and trade show costs of $23,848, with reductions in the common marketing fund of $112,717 and public relations expenditures of $15,000.

Product development expenses are for routine and periodic alterations to existing products.  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, these expenses increased $235 (6.3%) and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 the expenses increased $7,076 (163.9%).  All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Expenditures for SG&A are not generally seasonal and require consistent cash outflows.

Interest Expense.  Interest expense resulted from related party loans and debentures.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the Officers.   The proceeds from the notes were used to pay operating obligations of the Company.   Interest expense was recorded in the three months ended September 30, 2011 and 2010 in the amounts of $2,992 and $5,497, respectively.  For the nine month period ended September 30, 2011 and 2010, interest expense was recorded in the amounts of $10,096 and $17,253, respectively.  The decreases were due to partial repayments made in February 2011, April 2011 and the last half of 2010.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011.  On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company.  The interest expense for the three months ended September 30, 2011 and September 30, 2010 was $2,165 and $5,576, respectively.  For the nine months ended September 30, 2011 and 2010, the interest expense recorded was $9,643 and $16,483, respectively.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010.  For the three months ended September 30, 2011 and September 30, 2010, interest expense was recorded in the amount of $24,812 and $0.  Interest expense was recorded for the nine months ended September 30, 2011 and 2010 in the amounts of $73,823 and $0, respectively.

Liquidity and Capital Resources

Three and Nine Months Ended September 30, 2011 Compared to September 30, 2010

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

Cash totaled $238,879 and $77,261 at September 30, 2011 and 2010, respectively.  The change in cash is as follows:

	Nine Months Ended September 30,
	2011	2010	Change
Cash provided (used) by operations	$(537,334)	$854	$(538,188)
Cash provided (used) in investing activities	(169,897)	(217,506)	47,609
Cash provided (used) in financing activities	738,230	46,048	692,182
Increase (decrease) in cash and cash equivalents	$30,999	$(170,604)	$201,603

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season.  Cash used by operations in the nine months ended September 30, 2011, compared to 2010, increased by $538,188 due to an increase in prepaid expenses and a decrease in the accounts payable balance mitigated by a decrease in accounts receivable and an increase in the other accrued expenses.  Cash used in the same periods for investing activities relates to investment in additional music, DVD and toy products.  The cash provided by financing activities for the nine months ended September 30, 2011 of $738,230, is a result of sales of common stock pursuant to a private placement offering of $858,230 after related expenses offset by the partial repayment of related party notes in the aggregate of $120,000.

On April 6, 2010, the Company commenced a private placement offering to certain accredited investors pursuant to Rule 506 for up to 12,500,000 shares of common stock at a purchase price of $.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant expires three years from the date of purchase and has a stated exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 had been received and 471,108 shares have been issued and warrants have been issued to purchase an additional 471,108 shares.  Costs of the offering in the amount of $17,396 were offset against the additional paid in capital account through December 31, 2010.  The offering has expired.

During March and April 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $860,000 during the nine months ended September 30, 2011, reduced by offering costs of $1,770, and 5,300,000 shares were issued at a purchase price of $0.20 per share.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  Partial repayments were made during the nine months ended September 30, 2011in the aggregate amount of $96,000.  Interest expense was recorded in the nine months ended September 30, 2011 and 2010 in the amounts of $10,096 and $17,253 for these officer notes, respectively.

On September 30, 2010, four of the Officers agreed to convert the amounts outstanding as unpaid salaries through September 30, 2010 to notes payable.  The notes, in the aggregate amount of $1,870,337, have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  These loans are classified as long term liabilities and are subordinated debt.  For the nine months ended September 30, 2011 and September 30, 2010, interest expense was recorded in the amount of $73,823 and $0, respectively.

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

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, for the three months ended September 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the three months ended September 30, 2011.

Item 4. [Removed and reserved].

Item 5. Other information.

There were no reportable events under this Item 5 during the three months ended September 30, 2011 which have not already been reported.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2011

By: /s/ Klaus Moeller
Klaus Moeller, Chief Executive Officer