Form 10-K
period 2011-12-31
Genius Brands International, Inc.
filed 2012-03-22
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

      ☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

     ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

       000-54389
Commission file number

GENIUS BRANDS INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5820 Oberlin Dr., Suite 203
San Diego, CA  92121
(858) 450-2900
(Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: _____

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the last sale price of the issuer common stock reported on the OTC Bulletin Board on June 30, 2011 was $7,091,290.

As of March 21, 2012, there were 60,698,815 shares of common stock outstanding.

Genius Brand International, Inc.

SIGNATURES	29

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Part I

Item 1.                Description of Business.

General

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”),  f/k/a Pacific Entertainment Corporation, provides music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands, including Baby Genius.  We create, market and sell children’s DVDs, CD music and book products in the United States by distribution at wholesale to retail stores and outlets and direct to consumers through various “deal for a day” sites.  We also license the use of our brands, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles.  On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) and on November 29, 2011 our trading symbol changed from “PENT” to “GNUS”.

In addition to the distribution of our CD and DVD products, we have developed and will continue to develop multiple revenue streams which include worldwide licensing and merchandising opportunities for toys, books, and other customer products that have been inspired by our brands or which we feel we can market and sell through our distribution channels. The Company is committed to providing the very best in children’s education and developmental entertainment, as well as quality items based on our brand and licensed characters.

Following is a summary of our revenues, assets and net losses for our two most recent fiscal years ended December 31, 2011 and December 31, 2010:

	Fiscal Years Ended December 31,
	2011	2010

Total Revenue	$6,023,010	$3,972,663

Net Loss	$(1,372,259)	$(692,883)

Total Assets	$2,652,257	$2,299,748

Total Liabilities	$3,772,890	$3,590,964

Accumulated Deficit	$(8,135,049)	$(6,768,156)

Distribution

In 2008, the Company began self-distributing its DVD and CD products through direct relationships with customers after terminating a third party distribution agreement. We also have third party licensing agreements under which we developed musical products under other brands and receive revenue and pay a royalty for distributing those products through our distribution channels.

        Where we have licensed our brands for production of additional product lines, such as toys, books and other products, the products are primarily distributed by the licensee through the licensee’s marketing channels, although we may have opportunities for direct distribution through our website at www.babygenius.com.

We experience a risk of concentration of customers on our products because one of our customers represented in excess of 10% of sales during our last fiscal year. In the event we were to lose this account, it could have an adverse impact on our results of operations or financial condition to the extent we could not replace sales through distribution to other customers, new or existing.

To the extent we enter into license agreements that are exclusive as to particular products or territories or both, it creates a risk of concentration because we will have only one licensor distributing their products in those territories and will be substantially dependent upon their marketing efforts to increase sales. The loss of an exclusive licensee, or the failure of an exclusive licensee to adequately market and sell products produced by them in those exclusive territories, could adversely impact our revenue and, consequently, have an adverse impact on our results of operations and financial condition.  We currently have only one exclusive license agreement, which is with Jakks Pacific’s Tollytots® (“Tollytots®”) division.  See “Products” below.  That license gives them the sole right to manufacture, market and distribute certain products, including learning and developmental toys based on our brand and characters, on a world-wide basis for a period of five years.  To the extent it does not successfully sell the toys in each market, we will experience less royalty income from the license of our brand for those products and will be unable to offset the reduced royalties through licenses of such products to other parties or by directly manufacturing and distributing competing products.

Products

Our products consist primarily of family and children’s DVD and CD music products. These products are manufactured and sold under brand names such as “Baby Genius”, “Kid Genius”, “Wee Worship”, “123 Favorite Music” and “Pacific Entertainment Presents”. The Company released two new music products, “50 Classic Lullabies & Soothing Songs” and “Favorite Guitar and Piano Melodies” in 2010.  We released three new music titles in 2011, “Best of Baby Genius”, “Sleighbells and Snowflakes” and “Favorite Country Christmas Music”.  The entire library of Baby Genius DVD and CD music products includes both English and Spanish versions.

We also license our Baby Genius brand for various product lines including toys, books, games and puzzles, sippy cups, and early learning aids, as well as others, and receive royalties based on sales of these products.

On December 17, 2009, we signed an agreement with Battat Incorporated (“Battat”) whereby our brand was licensed to Battat for development and introduction to retail stores of a line of 24 toys in August 2009. The license granted Battat an exclusive license for the manufacture, marketing and distribution of a toy line based on the Baby Genius brand in the United States and Canada, and non-exclusive rights of distribution in other parts of the world.  When it became clear that minimum sales requirements for 2011 would not be met, this license was terminated according to its terms in December 2010.  At that time, we extended the sell-off period to allow Battat the right to continue to distribute the existing line of toys through late Spring 2011.  The Company received the final royalty revenue from the Battat agreement in the first quarter of 2011.

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line to be distributed world-wide. As a result of the agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes associated with our Baby Genius series of videos and music CDs. As described above under “Distribution”, the new toy line will cover a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® has the sole right to manufacture, market and distribute on a world-wide basis.  It also allows Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys, where we may already have other licenses who produce similar products or may grant licenses for such products to new parties in addition to Tollytots®.  We will receive quarterly royalties from sales of products developed under the agreement by Tollytots®.  The Company will have rights to sell product developed under the license agreement directly via its website subject to availability of inventory from Tollytots®.  The agreement provides for certain guaranteed minimum payments to the Company for each contract year.  The agreement is subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories have not been met in any contract year. Currently, Tollytots® has several toys in development for the line, including musical and early learning toys, and we anticipate that these toys will be ready for retail sales in the third quarter of 2012.

We experienced a reduction in royalty revenue in 2011 and anticipate a reduction in revenues during the first and second quarters of 2012 from 2010 levels due to the gap between the cessation of sales by Battat in Spring 2011 and the anticipated commencement of sales of the Tollytots® line in Fall 2012. We are unable to predict the amount of the reduction in revenue with certainty as we could not predict the amount of sales that would have been made by Battat during the period had the line had not been cancelled and cannot predict with certainly the degree to which the loss in sales of the Battat line will be offset by other royalty income.

We will continue to explore the potential for derivative products under the Baby Genius brand to expand brand awareness and sales.  For instance, we have created custom products using the Baby Genius brand for several book and music premiums, including Wendy’s, Taco Bell and Gerber.  For example, through an agreement with a third party licensee, we created small books based on our characters specifically for Wendy’s which could be inserted as a gift in kids meals purchased at Wendy’s locations throughout 2012.

During June 2010, the Company introduced a line of DVDs including classic movies and television programs (films or shows that were made during the Hollywood studio system era (pre-1970s) or which have received significant recognition, either at the time they were released or subsequently), “Pacific Entertainment Presents”. Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, SciFi, Action, Mystery, War, and Gangster, an additional six titles were added in late 2010 expanding the line with the Super Hero’s collection as well as Family Favorites.

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company commissioned research into the use of music-based curriculum through San Diego State University over the past three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. Dr. Ritblatt, who holds a Doctorate of Philosophy in Child Development and Family Relations, has conducted research into child development and has experience developing early learning curriculum for children. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

We have third party licensing agreements under which we developed musical products under other brands, such as “Guess How Much I Love You,” “The Snowman” and “Precious Moments”.  The Company also licensed the rights to eight DVDs previously created by Precious Moments in exchange for royalty payments on net sales of the DVD products.  Through an exclusive licensing agreement with the San Diego Zoological Society, we created a series of Baby Genius DVD’s featuring footage from the San Diego Zoo and San Diego Wild Animal Park.  The Company signed agreements with five studios to begin distribution of additional titles through our channels during the fourth quarter of 2011.  We will continue to investigate partnerships which may lead to valuable additions to our product lines.

Marketing

We market our products in a variety of ways, including through our website at www.babygenius.com.  The website was redesigned, adding interactive features, and we launched the Baby Genius Club in Spring 2009.  The club offers ways for parents and caregivers to enrich their child’s Baby Genius experience with exclusive, members-only promotions, merchandise discounts, opportunities to earn points toward future purchases and a membership kit.

Other features on the website include a dedicated “Circle of Education” section, games and activities, and a room for parents to share their experience with other parents, read testimonials, gets tips on parenting and link to external websites for important information.

We are developing a musical based system for early learning to help prepare children for socialization and education.  The curriculum and songs were developed in conjunction with Dr. Shulamit Ritblatt, Ph.D., Department Chair at the San Diego University Department of Child and Family Development, who is spearheading a research project that exposes young children through music to behavior and knowledge that they will need to succeed in kindergarten.  We presented a live concert, featuring Grammy winner Patti Austin, to promote the introduction of the program, in addition to media appearances by Larry Balaban, our Chief Creative Officer.

During the introduction of the Baby Genius toy line in 2009, the Company conducted marketing programs that included print and online advertising, marketing programs targeting mothers with children one to five years old, DVD and CD inserts cross-promoting the product lines, on-air spots running on Comcast and Cox VOD, and a dedicated national publicity campaign, including a television media tour hosted by C.O.O., Larry Balaban.

We make 12-minute segments of our DVD products available “On-Demand” through Comcast and Cox Communications. We neither pay nor receive royalties for the airing of these segments, which are geared toward gaining exposure of our products.

We utilize multiple forms of media to market our brand for all products.  We engage in print campaigns and our Chief Creative Officer, Larry Balaban, has made a number of appearances on television in an effort to create and expand consumer awareness of our products, including appearances on Good Morning America Now, the Today Show, Health Corner, ABC Now, Money Matters, Fox Business, Comcast Babyboost, CN8 PHIL, Dr. Lisa and NBC 4 NY.   Our print advertising has reached consumers through a number of English and Spanish publications in the United States, including Today’s Family Magazine, The Parent Guide, Parents Magazine, Parenting Magazine, and WomansDay.com, among others. Through distributors, promotional partners and direct marketing, we plan to market our brand worldwide.  Currently, we have licensed the right to broadcast in four countries, have licensed the rights to sales at retail in eleven countries for audio products and seventeen countries for DVD products, and have a license for VOD in one country.

Competition

Our Baby Genius brand competes with other brands in the 0 to 60 month age range that produce DVDs and CDs, books and other branded, licensed products, including toys.  Some of our main competitors are Baby Einstein, Brainy Baby, So Smart, The Wiggles and Sesame Baby.

The main competition for our DVD and CD products comes from the major studios, such as Disney and Universal Studios that produce a large volume of children’s programming, including our main competition, the “Baby Einstein” brand. The next level of competition is from other independent production companies, distributors and content producers/owners.  To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry.

We believe that our Baby Genius brand is positioned in the market as a high quality, value brand. Each Baby Genius DVD includes all tracks in both English and Spanish.  The DVDs are packaged with companion music CDs.  We believe this additional music CD with no additional cost to the consumer adds value to our products and, with our broad, multi-media marketing campaign, we believe we are positioned competitively to reach both English and Spanish consumers.  Although many of our competitors have more resources than we do, we have specifically designed our marketing campaign to reach consumers in the preschool entertainment and education market even if our exposure is not as broad as some of our competitors.

We also introduced a toy line in August 2009 through a licensing arrangement with toy manufacturer, Battat Incorporated, which Battat had the right to sell through Spring 2011, and have launched a series of books based on the Baby Genius brand through Meadowbrook Press and distributor Simon & Schuster.  Our primary competitors for these products are Playskool, Fisher Price, Little Tykes and Leapfrog.  However, we will also face intense competition for retail shelf space for these products and will compete with a variety of other toys and books offered by those retailers in addition to products produced by our primary competitors in the DVD and CD markets.

During 2010, the Company introduced a line of DVDs including classic movies and television programs, “Pacific Entertainment Presents”.  The primary competition for this line of products is various studios that also have lines of products considered in the public domain.

Customers and Licensees

Our customers consist of retail stores and outlets, whereby we sell at wholesale pricing for resale, and direct to consumers through our website and “deal for a day” sites.  Terms for our retail customers range from thirty to ninety days from date of shipment.  Our direct consumers pay upon order via credit cards.  Licenses are granted to companies that, based on our experience and investigation, we believe will offer quality products which will be readily accepted by consumers and have a strong financial history.  For fiscal year 2011, the revenue from one customer comprised 28.5% of the Company’s total revenue.  This account made up 1.1% of the total accounts receivable balance at December 31, 2011.   For fiscal year 2010, the revenue from three retail customers or licensees comprised 27.6%, 16.3% and 14.1% of the Company’s total revenue, one of which reflects royalty income from Battat Incorporated.  Those three accounts made up 39.1%, 0%, and 0% of the total accounts receivable balance at December 31, 2010, respectively.   As indicated above under “Distribution,” there is significant financial risk associated with a dependence upon a small number of customers or licensees.  The Company periodically assesses the financial strength of its customers and establishes allowances for any anticipated bad debt.  At December 31, 2011 and 2010, no allowance for bad debt has been established for our customers as these amounts are believed to be fully collectible.

Seasonality

Our business has reacted to seasonal influence, such as the holiday season. We generally anticipate increased sales in the third and fourth quarters principally due to sales from the holiday season.  Due to the seasonality of our sales, we expect quarterly results to fluctuate.  Our results of operations may also fluctuate significantly as a result of a variety of other factors, including changing consumer tastes and the marketing efforts of our distributors.

Government Regulation

We are currently subject to regulations applicable to businesses generally, including numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to our customers is provided by third parties without recourse to us based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

Licensed toy products are subject to regulation under the Consumer Product Safety Act and regulations issued thereunder.  These laws authorize the Consumer Product Safety Commission (the “CPSC”) to protect the public from products which present a substantial risk of injury.  The CPSC can require the manufacturer of defective products to repurchase or recall such products.  The CPSC may also impose fines or penalties on manufacturers or retailers.  Similar laws exist in some cities and other countries in which we plan to market our products.  Although we do not manufacture and may not directly distribute the toy products, a recall of any of the products may adversely affect our business, financial condition, results of operations and prospects.

We also maintain websites, including our website located at www.babygenius.com, and are subject to laws and regulations directly applicable to Internet communications and commerce, which is a currently developing area of the law.  The United States has enacted Internet laws on children’s privacy, copyrights and taxation.  However, laws governing the Internet remain largely unsettled. The growth of the market for Internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the Internet.  We cannot predict with certainty what impact such laws will have on our business in the future.  In order to comply with new or existing laws regulating Internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Because our products are manufactured by third parties and licensees, the Company is not significantly impacted by federal, state and local environmental laws and does not have significant costs associated with compliance with such laws and regulations.

Research and Development

The Company engages in the development of new products as part of its ongoing business. In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.  We capitalized as intangible assets and capitalized product development in process $203,890 and $263,750 for the years ending December 31, 2011 and December 31, 2010, respectively.  The amount expensed for product development in the years ending December 31, 2011 and December 31, 2010 are $18,491 and $7,796, respectively, representing updates to existing products which may include changes to artwork and/or content.  The Company is responsible for the entire expenditure of any research and development of new products, with the exception of licensed product development costs borne by the licensee.  Research and development costs are generally passed on to customers through pricing of our products.

Employees

We currently have fourteen employees, all of whom are full-time employees.

Insurance

We currently maintain commercial general liability and directors and officers insurance in levels deemed to be appropriate for the size and complexity of the Company.

We currently maintain no insurance coverage against trademark and copyright infringement protection.  Although there have been no claims made against the Company, there is no assurance that the Company would have sufficient insurance to cover such claims or that we would prevail against any future claim. Successful claims could have a serious adverse effect upon our financial condition and our future viability.

The Company maintains workman’s compensation coverage as required by the laws of the states in which we have employees.

 Intellectual Property

We strive to obtain ownership rights in the content included in our DVD and CD products, and currently own the majority of sing-a-long and instrumental (non-classical) songs included in those products.  However, because there are songs which are not available in the public domain and which we think make desirable additions to our products (for instance, classical music), we license some songs included in our products from third party licensors such as the Harry Fox Agency and NAXOS. Currently, we are licensing approximately 25 songs through these agencies under terms generally available to the market. We pay royalties on licensed songs and, should any of the songs no longer be available for licensing, we would need to make adjustments to our existing products to remove or replace them.  Other songs could be used and the cost of the change would be minimal.

We own the trademarks “Baby Genius”, “Kid Genius”, “Child Genius”, “Wee Worship” and “Little Genius,” as well as several other names and trademarks on characters developed for our DVD releases and associated with our different brands.  We will obtain trademarks for any additional titles. We currently hold fourteen registered trademarks in multiple classes in the United States.  We hold additional trademarks in the United States that are associated with our other brands and we also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

We currently hold eleven motion picture and thirteen sound recording copyrights related to our DVD and CD products. However, we do not generally file for copyright protection for our productions, but rely on common law principles and agreements with our vendors and content providers to secure our rights in the intellectual property aspects of our products. We do not currently hold patents with respect to any of our products.

The Company had commissioned research into the use of music-based curriculum through San Diego State University and had developed certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product based on the research results. The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed limited liability company, Circle of Education, LLC, in exchange for the contribution of all of these rights and any other  interests of the Company in the Circle of Education program. COE is in the process of registering trademarks associated with its name.  In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement for Circle of Education, LLC (“COE”).  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.  The trademarks registered by COE, “Circle of Education” and “Preschool in Your Pocket”, were assigned to Dr. Ritblatt and the Company, respectively.

Item 1A.             Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.             Unresolved Staff Comments.

None.

Item 2.                Properties.

The Company owns no real property. On April 10, 2009, we entered into a lease for approximately 2,162 square feet of office space located at 5820 Oberlin Drive in San Diego, California.  The lease expired on October 31, 2010, and the Company continues to lease the facilities on a month-to-month basis in accordance with all other terms of the lease.  Base monthly rent for the space is $3,144, and we are responsible for 6% of operating expenses on the property (not to exceed $400 per month during the term of the lease).  No security deposit was required under the lease.

We also leased approximately 1,415 square feet of office space in Del Mar, California, where our original executive business offices were located until May 2009.  The lease for the property commenced on August 1, 2008 and expired on July 31, 2011.  The lease required a security deposit of $4,150 and rent equal to $4,650 plus 35% of operating expenses for the property per month through July 31, 2011.

On March 27, 2009, the Company entered into an agreement to sublease the Del Mar space for the duration of the lease term.  The sublease provided for base monthly rent of $3,396, which graduated up to $3,467 during the second year of the agreement and to $3,538 during the final year, leaving a deficiency between what we were required to pay under the original lease and what we received under the sublease, which was absorbed by the Company.  We required a security deposit under the sublease of $3,538. Our subtenant was responsible for all operating expenses payable by us to the landlord under the original lease.  The sublease expired on July 31, 2011.

In October 2010, the Company agreed to rent approximately 2,000 square feet of warehouse space on a month to month basis for our fulfillment and distribution operations in Rogers, Minnesota.  The rent is $3,350 per month.  There is no written agreement.

Item 3.                Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.                Mine Safety Disclosures.

Part II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Commencing in November 2011, our common stock is quoted on the OTC Bulletin Board under the symbol “GNUS”. Previously transactions in our common stock were reported in the United States under the symbol “PENT” on the OTC Market Groups, Inc. quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock.  The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

Quarter Ending	Quarter High	Quarter Low

03/31/2010	$0.50	$0.45
06/30/2010	$0.50	$0.40
09/30/2010	$0.50	$0.25
12/31/2010	$0.35	$0.28
03/31/2011	$0.35	$0.25
06/30/2011	$0.40	$0.15
09/30/2011	$0.23	$0.17
12/31/2011	$0.20	$0.10

Outstanding Shares and Number of Stockholders

As of March 21, 2012, the number of shares of common stock outstanding was 60,698,815. As of March 21, 2012, there were approximately 132 record holders of our shares of issued and outstanding common stock.  This figure does not include holders of shares held in securities position listings.

As of March 21, 2011, we have outstanding warrants to purchase 471,108 shares of common stock.  We currently have outstanding options to purchase up to 14,995,000 shares of common stock, 10,545,000 of which are vested and can be exercised at this time.

Transfer Agent

The Company's registrar and transfer agent is Globex Transfer LLC, 780 Deltona Blvd, Suite 202, Deltona, FL 32725.

 Dividends

We have never declared or paid dividends on our common stock.  Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2011, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders(1)	14,995,000	$0.43	35,005,000
Equity compensation plans not approved by shareholders	0	$0.00	0
Total	14,995,000	$0.43	35,005,000

(1)
On September 2, 2011, the majority shareholders of the Company adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan from 16,000,000 to 50,000,000.

Unregistered Sales of Equity Securities

On March 8, 2010, the Board of Directors ratified an agreement between the Company and James Sommers whereby the Company agreed to issue options to purchase 250,000 shares of common stock at an exercise price of $0.50 in exchange for consulting services for one year.  The Option was issued on June 21, 2010 pursuant to Rule 701.  In the event the option is exercised, the Company will likely use the proceeds from the exercise to pay general operating expenses of the Company.

On April 6, 2010, the Company commenced a private placement to certain accredited investors pursuant to Rule 506 for up to 12,500,000 shares of common stock at a purchase price of $0.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant expires three years from the date of purchase and has a stated exercise price of $0.40 per share.  A total subscription of $188,443 was received and 471,108 shares have been issued and warrants have been issued to purchase an additional 471,108 shares.  Costs of the offering in the amount of $17,396 were offset against the additional paid in capital account through December 31, 2010 and the offering is closed.  The proceeds of the offering were used to pay product development costs. In the event the warrants are exercised, proceeds from the exercise will likely be used to cover general operating expenses.

On September 28, 2010, 50,000 shares were issued in payment of website design services rendered.  The service provider is an accredited investor and the shares were issued pursuant to Section 4(6) of the Securities Act. The shares were valued at $0.50 per share, and the full amount of $25,000 was capitalized in 2010 as an intangible asset.

On October 1, 2010, the issuer granted an incentive stock option to purchase up to 25,000 shares of common stock to our Vice President of Sales.  The option was fully vested on December 31, 2010 and will expire five years from the date of grant.  The option was granted with an exercise price of $0.50 per share. The option was granted pursuant to the exemption provided by Rule 701.

On December 31, 2010, the Company issued Stock Option Grant Notices to ten employees and service providers, granting options to purchase 115,000 shares of common stock.  The options fully vested as of December 31, 2010.  In the event the options are exercised, the Company will likely use the proceeds from the exercise to pay general operating expenses of the Company.

On December 31, 2010, the Company issued a Stock Option Grant Notice in conjunction with the appointment of our Chief Accounting and Operating Officer under the 2008 Stock Option Plan to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $0.336 per share vesting as to 150,000 shares on December 31, 2010 and as to 100,000 shares on each of December 31, 2001, 2012 and 2013.

In January 2011, the issuer granted an incentive stock option to purchase up to 25,000 shares of common stock to our Vice President of Sales.  The option was fully vested on March 31, 2011 and will expire five years from the date of grant.  The option was granted with an exercise price of $0.336 per share. The option was granted pursuant to the exemption provided by Rule 701.

On March 31, 2011, the Company issued 32,300 shares of restricted common stock to one service provider for website design services pursuant to Section 4(6) of the Securities Act of 1933 in exchange for services valued at approximately $9,690 or $0.30 per share.

In April 2011, pursuant to new employment agreements, we granted a non-qualified stock option to purchase up to 1,000,000 shares of common stock to each of Mr. Moeller, Mr. Meader, Mr. Larry Balaban and Mr. Howard Balaban.  The options were vested as to 250,000 of the shares on the date of grant and will vest as to the remaining shares at a rate of 250,000 shares on each of April 1, 2012, April 1, 2013 and April 1, 2014.  The options have a term of ten years and will not expire earlier except in the event of a termination for cause, in which case they will expire as to all shares within ninety days of the date of termination.  The options were granted with an exercise price of $0.44 per share, or the greater of $0.44 or 110% of the fair market value of the shares on the date of grant.

On April 1, 2011, the issuer granted an incentive stock option to purchase up to 25,000 shares of common stock to our Vice President of Sales. The option was fully vested on June 30, 2011 and will expire five years from the date of grant. The option was granted with an exercise price of $0.50 per share.  The option was granted pursuant to the exemption provided in Rule 701.

During the first two quarters of 2011, we conducted a private placement to accredited investors only under Rule 506. As a result of the offering, the Company sold 5,300,000 shares of common stock at a purchase price of $0.20 per share for an aggregate of $1,060,000. The proceeds of the offering were primarily used to fund general operating expenses, product development and introduction for Circle of Education, LLC and for the reduction of the outstanding principal balance on the note issued to Isabel Moeller. Ms. Moeller subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.

On June 13, 2011, the issuer granted an option to purchase up to 1,000,000 shares of restricted common stock at an exercise price of $0.44 to Alfred Kahn as part of a consulting agreement. The option, which was granted under the Company’s 2008 Stock Option Plan, will vest as to 500,000 shares on May 31, 2012 with the remainder vesting on May 31, 2013 and will expire five years from the grant date. Mr. Kahn has granted the Company a right of first refusal on any shares purchased under the option in the event of early termination of the agreement.  The repurchase price of the right of first refusal would be the bid price on the date of termination. The option was granted to Mr. Kahn pursuant to Rule 701 of the Securities Act of 1933, as price amended.

On July 1, 2011, the issuer granted an incentive stock option to purchase up to 25,000 shares of common stock to our Vice President of Sales. The option was fully vested on September 30, 2011 and will expire five years from the date of grant. The option was granted with an exercise price of $0.50 per share.  The option was granted pursuant to the exemption provided in Rule 701.

On October 1, 2011, the issuer granted an incentive stock option to purchase up to 25,000 shares of common stock to our Vice President of Sales. The option was fully vested on December 31, 2011 and will expire five years from the date of grant. The option was granted with an exercise price of $0.50 per share.  The option was granted pursuant to the exemption provided in Rule 701.

On December 31, 2011, the Company issued an incentive stock option to purchase up to 250,000 shares to the Marketing Director in conjunction with an offer of employment.  The option vests fully on September 30, 2012 and expires five years thereafter.  The exercise price was $0.44 per share. The option was granted pursuant to the exemption provided in Rule 701.

On December 31, 2011, the Company issued 250,000 shares of restricted common stock to one service provider for investor relation services pursuant to Section 4(6) of the Securities Act of 1933 in exchange for services valued at approximately $42,500, or $0.17 per share.

On December 31, 2011, the Company issued incentive Stock Option Grant Notices to eighteen employees and service providers, granting options to purchase 715,000 shares of common stock.  The options fully vested as of December 31, 2011.  In the event the options are exercised, the Company will likely use the proceeds from the exercise to pay general operating expenses of the Company.

Warrants and Rights

Currently, the Company has warrants outstanding to purchase up to 471,108 shares of our common stock, each of which was issued with an exercise price of $0.40 and expires three years from the date of issue.  All of the warrants will expire on November 18, 2013.  All common stock underlying the warrants will be restricted when issued.

Either the exercise price or the number of shares purchasable under the warrant may be adjusted in the event of any split of the common stock, reclassification, capital reorganization or change in the outstanding common stock, or declaration of a common stock dividend.  In the event of any such adjustment, the Company will notify the holders of the warrants of the exercise price and number of shares purchasable under the warrant following adjustment, the facts requiring the adjustment and the method of calculation of any increase or decrease in price or purchasable shares. No adjustment will be required, however, unless the adjustment would require an increase or decrease in the exercise price of at least 1%.

Item 6.                Selected Financial Data

Not required for smaller reporting companies.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2011 and 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our Business

Genius Brands International, Inc.  (“we”, “us”, “our” or the “Company”) commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius”, “Little Genius”, “Kid Genius”, ”Child Genius”,  “123 Favorites” and “Wee Worship”, and all then existing productions under those titles.  We create and provide family entertainment and music-based products that we believe will be entertaining, educational and beneficial to the well-being of infants and young children.  We create market and sell children’s DVDs, CD music, toy, and book products in the United States by distribution at wholesale to retail stores and outlets and directly to consumers through our website and “deal for a day” sites.  We also license the use of our brands domestically and internationally to others to manufacture market and sell products based on our characters and brand, whereby we receive advances and royalties.

On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., f/k/a Pacific Entertainment Corporation, filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”).  In November 2011, FINRA issued the Company a new ticker symbol, “GNUS”, for trading purposes.

The Company released two new music products, “50 Classic Lullabies & Soothing Songs” and “Favorite Guitar and Piano Melodies” in 2010.  We released three new music titles in 2011, “Best of Baby Genius”, “Sleighbells and Snowflakes” and “Favorite Country Christmas Music”.

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

On January 11, 2011, the Company signed a world-wide license agreement with Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes from the Baby Genius series of videos and music CDs. The new toy line will cover a broad range of exclusive categories including learning and developmental toys, most plush toys and musical toys, as well as several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys.  As part of the development of the new products, the Company has engaged in the creation of several new characters as well as updating the existing characters.

Due to a gap between the termination of the Battat license and subsequent end of the extended sell off period and the introduction of the Tollytots® toy line 2012, we experienced a reduction in royalty income in 2011 and anticipate a reduction in royalty revenue during the first half of 2012.  As we cannot state with any certainty what the revenue would have been from the Battat toy line nor predict the sales for the new line of Tollytots® toys, we are unable to state the amount of the overall reduction for our licensed revenue category.

The Company, in partnership with Dr. Shulamit Ritblatt, has developed an early childhood education curriculum using music as the basis for skills required to prepare pre-school children for Kindergarten. This product is designed to assist teachers and parents in providing their pre-school children with the skills required to succeed in their first steps of education.  Circle of Education, LLC was formed on September 24, 2010, pursuant to a joint venture agreement between the Company and Dr. Ritblatt.  The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed company in exchange for the contribution of all intellectual property rights the Company had in the Circle of Education program.   In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement for Circle of Education, LLC (“COE”).  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.  The Company has consolidated the results for the twelve month period ended December 31, 2011 and December 31, 2010 with the results of COE.  COE recognized a loss of $21,461 for the twelve month period ended December 31, 2011.  As the Company has an economic interest of 75 percent of the total subsidiary, the Company recognized 100 percent of the loss and recorded 25 percent of the loss, or $5,366, as Noncontrolling Interest on the financial statements for the twelve months ended December 31, 2011.  There were no sales or expenses in the fiscal year ended December 31, 2010.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels.

During 2010, the Company launched a line of DVDs including classic movies and television programs under the brand “Pacific Entertainment Presents”.  Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, SciFi, Action, Mystery, War, and Gangster, an additional six titles were added in late 2010 expanding the line with the Super Hero’s collection as well as Family Favorites.  In 2011, we obtained the rights to distribute other studios’ films on DVD, Blu-Ray, digital and broadcast formats under our brand which were included in our product catalog starting in the third quarter of 2011.  The agreements vary in length from three to five years.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to December 31, 2010

Our summary results are presented below:
	2011	2010

Revenues	$6,023,010	$3,972,663
Costs and Expenses	(7,084,424)	(4,012,788)
Depreciation and Amortization	(208,859)	(694,698)
Loss from Operations	(1,270,273)	(734,823)

Other Income	24,865	46,060
Interest Expense	(126,851)	(70,406)
Gain on Settlement of Debt	-	66,286
Total Other Income (Expense)	(101,986)	41,940
Net Loss	(1,372,259)	(692,883)
Net Loss attributable to Non-Controlling Interest	5,366	-
Net Loss attributable to Genius Brands International, Inc.	$(1,366,893)	$(692,883)
Net Loss per common share	$(0.02)	$(0.01)
Weighted average shares outstanding	58,923,904	54,757,285

Revenues.  Revenues by product segment and for the Company as a whole were as follows:

	2011	2010

Genius Brands Product Sales	$2,855,386	$1,661,809
Licensed and Distributed Products	2,532,152	1,278,385
Licensing and Royalty Revenue	635,472	1,032,469
Total Revenue	$6,023,010	$3,972,663

Genius Brands product sales represent items in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website.  The increase of $1,193,577 (71.8%) for the twelve month period ending December 31, 2011 versus the twelve month period ending December 31, 2010, was due in part to approximately $1,160,000 for DVD sales directly to consumers through various “deal of the day” marketing campaigns, which represents a new channel of distribution for the Company.

 The licensed and distributed product sales category include items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock product inventory purchased from studios and resold through our distribution channels.  During the twelve month period ended December 31, 2011 compared to December 31, 2010 this category had increased sales in total of $1,253,767 (98.1%).  The licensed and distributed products resulted in approximately $56,618 in sales growth in this category and increased sales due to overstock DVDs purchased from other studios and sold through our distribution channels was $1,139,866.  The Company does not have written agreements with either the studios or its distributors for overstocked DVD inventory purchased from studios and resold and cannot predict revenue from these remainder sales with any certainty.  The purchase and resale of these items depends on variables such as the availability of overstocked DVD inventory from the studios, the appeal of the overstocked items to our customers, the prices at which the DVDs can be purchased and the terms offered to the Company by the studios, and the price at which the customer will purchase the items available from the studio.  Prices and terms vary from studio to studio and among customers.

Licensing and royalty revenue is revenue for our brands licensed to others to manufacture and/or market, both internationally and domestically.  Gross royalty income decreased $396,997 (38.5%) during the twelve month period ended December 31, 2011 compared to December 31, 2010.  This revenue source decreased during the last nine months of 2011 due to the cancellation of the Battat toy license agreement.  We believe the revenue will increase in late 2012 and in the subsequent years with the introduction of the new toy line currently in development with Tollytots®.  We cannot guarantee that the new toy line will be accepted or that the royalty revenue will increase.

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

The 2012 economic outlook is uncertain, however, we anticipate but cannot guarantee continued sales growth through our actions to improve our existing products, maintaining highly competitive price points, adding content to our product offerings and adding additional channels of distribution.

Costs.  Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, increased $3,071,636 (76.6%) for the twelve month period ended December 31, 2011 compared to the twelve month period ended December 31, 2010.

	Fiscal Year Ended December 31,
	2011	2010
Cost of Sales	$3,636,712	$1,929,613

Cost of Sales increased $1,707,099, or 88.5%, during the twelve months of 2011 compared to the same period of 2010.  The increase was a result of increased direct material costs of $1,679,287 net of inventory adjustments, fulfillment costs of $22,883 and offset by shipping cost reductions of $28,886.  The primary factors for the increases of direct materials were increased volume of product sales in 2011 and the higher cost of distributed product from which we receive a fee for our distribution activities.

Selling, General and Administrative (“SG&A”) expenses consist primarily of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services.  Costs associated with these categories are detailed as follows:

	Fiscal Year Ended December 31,
	2011	2010
General and Administrative	$2,512,025	$1,397,191
Marketing and Sales	917,196	678,188
Product Development	18,491	7,796
Total Selling, General, and Administrative	$3,447,712	$2,083,175

General and administrative costs for 2011 increased $1,114,834 (79.8%).  The aggregate increase for the category includes increases of $314,812 in stock compensation expense, $780,958 in salaries and related costs, $69,550 for investor relations, $75,604 in increased legal services costs and $35,644 for increased bank fees.  These increased expenses were partially offset by decreases of $107,052 for accounting services, $64,510 for office rental and $31,935 for outside services.  The decrease in rental expense is due to the expiration of the lease of the Del Mar, California office in July 2011, which had been partially offset in Other Income due to the sublease of the space.

Salary expenses for 2011 were increased due to the increase of salary payments to the Company’s top four executives to $165,000 per annum effective March 20, 2011, pursuant to new employment agreements for these executives, and the addition of two employees in marketing and one employee in new content acquisition.  In addition, in 2010 the top four executive had agreed to a retroactive salary reduction for 2010 from a previously reduced level of $125,000 each per annum to $80,000 inclusive of car allowance.  Each of these executives also receives an annual auto allowance of $11,400.   Additional discussion of the employment agreements and future salary expense which is subject to the contractual salary increases can be found under “Item 11. Executive Compensation”, below.  The salary expense also increased in 2011 due the employment of an accountant which had previously been outsourced.  Expenditures for SG&A are not generally seasonal and require consistent cash flow expenditures.

In 2011, stock option grant notices were issued to various employees and consultants for the purchase of up to 6,065,000 shares of common stock, 1,815,000 vesting during 2011, 1,750,000 vesting in 2012, 1,500,000 vesting in 2013, and 1,000,000 vesting in 2014.  In 2010, stock option grant notices were issued to various employees and consultants for the purchase of up to 840,000 shares of common stock, 540,000 vesting as of December 31, 2010 and 100,000 vesting each year thereafter in 2011, 2012 and 2013.  The total expense recognized in 2011 and 2010 was $432,422 and $117,610, respectively.  There is no cash outflow associated with the granting of the options or recognition of the expense.

Accounting Services expenditures are primarily related to outside accounting firm fees for quarterly reviews and audit.  It is expected that the fees for future audits will remain at the reduced cost as the audits will be performed annually and improved processes have been implemented.  The Company also engaged outside accounting services for support to the daily operational activities in 2010, an expense that has been reduced due to the addition of a full time accounting employee.

Legal services expenditures increases are primarily attributable to the Company filing a registration statement on Form 10 with the U. S. Securities and Exchange Commission, the Company changing the name of the company from Pacific Entertainment Corporation to Genius Brands International, Inc. concurrent with a change in the domicile of the Company to Nevada and various licensing agreements.

Bank fees increased as a result of the increase in direct to consumer sales which were paid through credit cards.

Marketing and sales expenses increased $239,008, or 35.2%, primarily due to commissions paid on the increased daily deal marketing offers in 2011.  Marketing activities include trade shows, public relations firms, and personal contact.  Marketing expenses exhibit some fluctuation earlier in the year due to timing of trade shows.

Product development expenses are for routine and periodic alterations to existing products.  For the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, these expenses increased $10,695 (137.2%), primarily due to updates of cover art and music.  All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Interest Expense. Interest expense resulted from related party loans and debentures.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the Officers. The proceeds from the notes were used to pay operating obligations of the Company.   Interest expense was recorded in the twelve months ended December 31, 2011 and 2010 in the amounts of $13,132 and $21,824 for these officer notes, respectively. The decrease was due to partial repayments made in February and April 2011 in the aggregate of $96,000 and the last half of 2010 in the aggregate of $101,361.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time.  Subsequent agreements reduced the stated interest rate to six (6%) percent per annum.  The interest expense for the twelve months ended December 31, 2011 and December 31, 2010 was $11,840 and $22,142, respectively.  The decrease was a result of a payment of $24,000 during the first quarter of 2011 and the conversion of the loan balance to shares of common stock in the amount of $200,000.

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010.  For the twelve months ended December 31, 2011 and December 31, 2010, interest expense was recorded in the amount of $99,009 and $24,091, respectively.

Liquidity and Capital Resources

Fiscal Year Ended December 31, 2011 Compared to December 31, 2010

Cash and cash equivalents totaled $405,341 and $207,880 at December 31, 2011 and December 31, 2010, respectively.  The change in cash and cash equivalents is as follows:

	Fiscal Year Ended December 31,
	2011	2010	Change

Cash provided/(used) by operations	$(326,603)	$151,965	$(478,568)
Cash provided/(used) in investing activities	(214,166)	(261,636)	47,470
Cash provided/(used) in financing activities	738,230	69,686	668,544
Increase/(decrease) in cash and cash equivalents	$197,461	$(39,985)	$237,446

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season.  Cash used by operations in the twelve months ended December 31, 2011, compared to the same period of 2010, increased by $478,568 due to an increase in inventory and prepaid expenses and a decrease in the accounts receivable balance mitigated by an increase in accounts payable and an increase in the other accrued expenses.  Cash used in the same periods for investing activities relates to investment in additional music, DVD and toy products.  The cash provided by financing activities for the twelve months ended December 31, 2011 of $738,230, is a result of sales of common stock pursuant to a private placement offering of $858,230 after related expenses offset by the partial repayment of related party notes in the aggregate of $120,000.

On April 6, 2010, the Company commenced a private placement offering to certain accredited investors pursuant to Rule 506 for up to 12,500,000 shares of common stock at a purchase price of $0.40 per share.  On July 13, 2010, the Board of Directors amended the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant expires three years from the date of purchase and has a stated exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 had been received and 471,108 shares have been issued and warrants have been issued to purchase an additional 471,108 shares.  Costs of the offering in the amount of $17,396 were offset against the additional paid in capital account through December 31, 2010.  The offering is closed.

During March and April 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $860,000 during the twelve months ended December 30, 2011, reduced by offering costs of $1,770, and 5,300,000 shares were issued at a purchase price of $0.20 per share.  The offering is closed.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  Partial repayments were made during the twelve months ended December 31, 2011in the aggregate amount of $96,000.  Interest expense was recorded in the twelve months ended December 30, 2011 and 2010 in the amounts of $13,132 and $21,824 for these officer notes, respectively.

On September 30, 2010, four of the Officers agreed to convert the amounts outstanding as unpaid salaries through September 30, 2010 to notes payable.  The notes, in the aggregate amount of $1,870,337, have a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  There is no prepayment penalty.  These loans are classified as long term liabilities and are subordinated debt.  For the twelve months ended December 30, 2011 and December 30, 2010, interest expense was recorded in the amount of $99,009 and $24,091, respectively.

On March 31, 2011, an additional 32,300 shares were issued in exchange for debt valued at $9,690, or $0.30 per share.

On November 29, 2011, the board members authorized the issuance of 250,000 shares of common stock in exchange for services.  The shares were valued $42,500, or $0.17 per share, based on the trading price on the date of issuance.

Critical Accounting Policies

The Company’s accounting policies are described in the notes to the financial statements which are incorporated by reference.  Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

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

The Company’s licensing and royalty revenue represent variable payments based on net sales from brand licensees for exclusive content distribution rights.  These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees.

Principles of Consolidation - The consolidated financial statements for the twelve months ended December 31, 2011 and December 31, 2010 include the financial statements of the Company, and its 75% owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.

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

Reclassifications – Certain amounts in the condensed consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of December 31, 2011.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 7a.               Not applicable.

Item 8.                Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement for Circle of Education, LLC (“COE”).  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

Part III

Item 10.                Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following persons are the Directors and Executive Officers as of March 20, 2012 and their ages and position(s) held as of the date of this annual report:

Name	Age	Position

Klaus Moeller	50	Chief Executive Officer and Chairman of the Board/Director
Michael G. Meader	46	President and Director
Larry Balaban	48	Chief Creative Officer and Director
Howard Balaban	51	Executive Vice President of New Business Development and Director
Jeanene Morgan	55	Chief Financial Officer
Saul Hyatt	49	Director*

* Denotes directors who meet our criteria for “independence”.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

 Background Information

Klaus Moeller was elected to serve on the board of directors of the Company at inception and has acted as its Chief Executive Officer and Chairman of the Board since that time.  In May 2008, he was also appointed interim Chief Financial Officer of the Company, a position he held until April 26, 2011. Mr. Moeller currently sits on the Board of Directors of Capital Art, Inc., a publicly-traded company trading on the OTC Pink Sheets.  From 2008 through 2010, he sat on the board of directors of U.K.-based Western Canon, Inc., which owned and operated an art gallery in Culver City, California.  Previously, Mr. Moeller acted as a member of the Board of Directors of Pro-Stars, Inc., a position he held from April 2, 2003 until dissolution of the company in 2008 following the sale of substantially all of its assets to Dreams, Inc.  Mr. Moeller also acted as Chief Financial Officer and Chairman of the Board for Pro-Stars.  Mr. Moeller acted as the Chief Executive Officer and Chairman of the Board of a Delaware corporation, Celebrity, Inc., a privately held company in the business of selling celebrity-related artwork from its inception in 2006 until dissolution of the company in 2008. Mr. Moeller was a Founder and the Chief Executive Officer, Chairman of the Board and a Director of Genius Products, Inc. from 1998 to 2005. Mr. Moeller served as Interim Chief Financial Officer of Genius from May 2001 until August of 2004.  Mr. Moeller grew up and was educated in Germany, England, and Portugal. He worked as an auditor for Eluma S.A. in Sao Paulo Brazil for the Ted Bates Advertising Agency and BHF Bank in Frankfurt. Mr. Moeller is nominated because he has extensive experience in governance and leadership roles on the boards of the other public companies on which he has served, as well as extensive background in finance, both as an auditor and as chief executive officer and chief financial officer at Genius Products Inc.

Michael G. Meader was elected to serve on the board of directors of the Company at inception and also acted as Chief Operating Officer and Secretary of the Company upon inception.  He was appointed as President of the Company on August 27, 2008 and resigned his positions as Chief Operating Officer and Secretary at that time.  In his capacity as President the Company, Mr. Meader is in charge of the day-to-day operations of the Company.  Mr. Meader has a long history of experience in marketing and sales of entertainment products.  Prior to January 2006, he acted as President (2001-2005), Executive Vice President of Distributions (1998-2000) for, and helped found, Genius Products, Inc.   Prior to founding Genius Products, Inc, from 1995 to 1997, Mr. Meader acted as Executive Vice President of the Book and Music Division of ARAMARK Corporation.  From 1991 through 1994, Mr. Meader acted as Secretary (1991-1992) and then Executive Vice President of the Music Division (1993-1994) for Meader Distributing.  Mr. Meader has a B.S. degree in hotel administration from the University of Wisconsin, and studied international business at the University of St. Thomas.  He was a member of the Scholastic Society and graduated with honors. Mr. Meader is nominated because of his expertise in entertainment and distribution organizations.

Larry Balaban is currently Chief Creative Officer and Secretary of the Company, positions he has held since August 27, 2008.  Prior to becoming Chief Creative Officer, Mr. Balaban acted as Director and President for the Company since its inception in January 2006. Outside the production studio, Larry is a well-respected licensor who was named one of the “40 Under 40” most important people in the licensing industry by License Magazine in 2003.  For the past five years, he has held a seat on the board of directors of the Coalition for Quality Children’s Media, home of the Kids First!® Community-based jury that evaluates, rates and endorses children’s entertainment. Larry Balaban was a founder and Head of Production of Genius Products, Inc., from 1998 to 2005.   He was also the President of Mr. B Productions, a non-traditional marketing firm based in New York City, specializing in TV production, target marketing and membership programs.  From 1994-1997, Larry Balaban was President of Virtual Reality Productions, where he specialized in marketing, and coordinated specialized audio productions for licensed Products including Star Trek(TM), The Simpson’s and the X-Files. Mr. Balaban is nominated because of his extensive business experience in entertainment and licensing.

            Howard Balaban is currently Executive Vice President of New Business Development. He is also a Director of the Company, a position he has held since April, 2006.  He had served as Executive Vice President of New Business Development of Genius Products from 2001-2006. He was previously appointed Senior Vice President of Sales in January 1999-2000 after having rendered sales and marketing consulting services from 1997-2000 for Genius Products and several other companies.  From 1994-1997, Mr. Balaban was Chief Executive Officer of Future Call Inc, a prepaid telephone card company that he co-founded with William Shatner and held the rights to all Star Trek properties and many others such as, The Simpsons, X Files, and major Soap Operas associated with prepaid phone cards.  From 1991-1995, he was the Chief Executive Officer of 3B Telecommunications, a company he co-founded and which acted as a master agent for telecom networks reselling phone time and telecom services.  Mr. Balaban is the President, director and sole owner of a privately held entertainment corporation known as Balaban Entertainment Corp., a position he has held since its inception in 2004. Mr. Balaban is nominated because of his business experience in entertainment and marketing.

Jeanene Morgan was appointed as the Company’s Chief Operating and Accounting Officer in December 2010 and her title was subsequently changed to Chief Financial Officer in April 2011. Prior to such appointment, Ms. Morgan acted as the Company’s Controller from February 2009, during which time she acted as a consultant through Morgan Consulting, a provider of project management and financial consulting for numerous organizations and clients, including audit support, GAAP compliance and structuring of internal financial and reporting controls.  From 2004 to 2010, Ms. Morgan co-owned and operated Ascent, Inc. a media booking agency located in Oxnard, California which specialized in television placement for long and short form infomercials.  As President of Ascent, Ms. Morgan was responsible for preparation of financial statements, business plans and tax reporting, including implementation of client reporting and development of new business proposals and presentations.  From 2002 to 2004, Ms. Morgan acted as Plant Controller to Rexam Beverage Can Company in Chatsworth, California, where she was responsible for corporate accounting and GAAP compliance and implemented a SAP inventory management module.  Ms. Morgan acted as Chief Financial Officer of Thaon Communications, Inc., a publicly traded company from February 2002 until its acquisition by Practice Xpert Services, Inc. in April 2003.  In that position she was responsible for ongoing fiscal operations, including accounting and cash management for three operating units as well as the publicly traded parent organization, and SEC compliance.   Ms. Morgan has an M.B.A. in International Management from the University of Dallas and a B.S. in Business Administration from Hawaii Pacific University.

Saul Hyatt currently acts as an independent director for the Company, a position he has held since May 29, 2008.  Mr. Hyatt has served as President of DFASS USA, Inc. since 2009, and also acts as the Chief Operating Officer and a member of the Board of Directors DFASS/Retail Travel Services, Inc. a non-reporting company located in Miami, Florida, positions he has held since the year 2000.  Mr. Hyatt holds no other officer or director positions with any public or private company. Mr. Hyatt is nominated because of his financial expertise and diverse domestic and international business experience.

Family Relationships

There are no family relationships between any of our directors and our executive officers with the exception of Messrs. Larry and Howard Balaban, who are brothers.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, except as noted below, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of an bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time except that during Ms. Morgan’s tenure at Thaon, two subsidiaries of that company, CastPro.com, LLC and PTMS filed a Chapter 7 bankruptcy in November and December of 2002, respectively.;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interest of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officers positions combined.

The Company currently has five directors, including Mr. Moeller, its Chairman, who also serves as the Company’s Chief Executive Officer.  The Chairman and the Board are actively involved in the oversight of the Company’s day to day activities.

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held six meetings in 2011.  All board members were present at four of the six meetings.

Mr. Hyatt is the only member of the Board that can be consider an independent director because he is not an executive officer or employee of the Company, has not been an employee of the Company during the past three years and has not receied compensation from the Company at any time during the past three years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2011 all Reporting Persons timely complied with all applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.  A copy of the Code of Ethics, may be obtained, free of charge, by submitting written request to the Company or on our website at http://ir.stockpr.com/babygenius/governance-documents.

Board Committees

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board, through its meetings, can perform all of the duties and responsibilities which might be contemplated by a committee.  None of our directors meet the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Item 11.                Executive Compensation.

Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2011 and 2010 paid to our Chief Executive Officer and Chief Financial Officer, and each other officer earning in excess of $100,000 per year.

	Salary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Klaus Moeller,	2010	68,600	(2)	—	—		11,400	(1)	80,000
Chief Executive Officer	2011	156,538	(3)	—	90,721	(5)	11,400	(1)	258,659

Michael G. Meader,	2010	68,600	(2)	—	—		11,400	(1)	80,000
President	2011	156,538	(3)	—	90,721	(5)	11,400	(1)	258,659

Larry Balaban,	2009	68,600	(2)	—	—		11,400	(1)	80,000
Chief Creative Officer and Secretary	2011	156,538	(3)	—	90,721	(5)	11,400	(1)	258,659

Howard Balaban,	2010	68,600	(2)	—	—		11,400	(1)	80,000
EVP of Business Development	2011	156,538	(3)	—	90,721	(5)	11,400	(1)	258,659

Jeanene Morgan,	2010	5,000	(4)	—	22,500	(6)	125,000	(4)	152,500
Chief Financial Officer	2011	130,000	(4)	—	23,910	(6)	—		153,910
__________________
(1)	Represents car allowances paid to each officer out of a total authorized car allowance of $11,400 for each officer for the periods ended December 31, 2010 and 2011.
(2)
Authorized salaries for each officer for the fiscal year ended December 31, 2010 were $210,000.   On February 11, 2011 each of the four officers agreed to a retroactive salary reduction for 2010 to $80,000 inclusive of the car allowance, of which $19,200 remained unpaid.  As of September 30, 2010, this balance was converted to subordinated, long term debt.

(3)
Authorized salaries for each officer for the fiscal year ended December 31, 2011 were $165,000.  On January 1, 2011, each of the four officers agreed to a salary reduction to $125,000.  On March 20, 2011 each of the four officers agreed to a resumption of their contractual salary payments for 2011 of $165,000.  $26,788 of the 2011 salary for each of the four officers remains unpaid.

(4)
Authorized salary for Ms. Morgan for the fiscal year ended December 31, 2010 and 2011 was $130,000.  Ms. Morgan began employment on December 26, 2010.  Prior to her employment she acted as a consultant for the company to advise on accounting and financial procedures and reporting.

(5)
Options were granted pursuant to employment agreements, which provided for the grant of stock options to the respective officer to purchase up to 1,000,000 shares of common stock and vesting as to 250,000 shares on the date of the agreement, 250,000 shares on the first anniversary date, 250,000 shares on the second anniversary date and 250,000 on the third anniversary date. Each option is currently vested and exercisable as of 250,000 shares and will expire on March 31, 2022. Each option was granted at an exercise price of $0.44 as per the employment agreement.  On December 31, 2011, the Board of Directors authorized the grant of a stock option to purchase up to 100,000 shares to each of the four officers, with the option fully vesting as of that date.  The option was granted at an exercise price equal to 110% of the fair market value (five-day average trading price) of our common stock on the grant date.  This figure represents the amount expensed in 2011 for all of the options granted.  The aggregate fair value of the options on the date of grant was computed in accordance with FASB ASC Topic 718 (see Note 9 to the financial statements for the fiscal years ended December 31, 2011 and December 31, 2010).

(6)
During 2009, while acting as a consultant, options to purchase up to 50,000 shares were issued and vested as of December 31, 2009 with an expiration date of December 14, 2014.  As part of the offer of employment, Ms. Morgan was granted options to purchase up to 450,000 shares on December 31, 2010, with 150,000 vesting on issuance and 100,000 vesting per annum on December 31, 2011, 2012, and 2013. The option was granted at an exercise price equal to 100% of the fair market value (five-day average trading price) of our common stock on the grant date. This option is currently vested and exercisable as to 250,000 shares and will expire on December 31, 2014.  On December 31, 2011, the Board of Directors authorized the grant of a stock option to purchase up to 100,000 shares to Ms. Morgan, with the option fully vesting as of that date.  The option was granted at an exercise price equal to 110% of the fair market value (five-day average trading price) of our common stock on the grant date.  This figure represents the amount expensed in 2011 for all of the options granted.  The aggregate fair value of the option on the date of grant was computed in accordance with FASB ASC Topic 718 (see Note 9 to the financial statements for the fiscal years ended December 31, 2011 and December 31, 2010).

Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexersisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Klaus Moeller	2,000,000		0	0		$0.44	01/20/2014	0	0	0	0
	250,000	(1)	0	0		$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	100,000		0	0		$0.22	12/31/2016	0	0	0	0
Michael Meader	2,000,000		0	0		$0.44	01/20/2014	0	0	0	0
	250,000	(1)	0	0		$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	100,000		0	0		$0.22	12/31/2016	0	0	0	0
Larry Balaban	2,000,000		0	0		$0.44	01/20/2014	0	0	0	0
	250,000	(1)	0	0		$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	100,000		0	0		$0.22	12/31/2016	0	0	0	0
Howard Balaban	2,000,000		0	0		$0.44	01/20/2014	0	0	0	0
	250,000	(1)	0	0		$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	0		0	250,000	(1)	$0.44	03/31/2022	0	0	0	0
	100,000		0	0		$0.22	12/31/2016	0	0	0	0
Jeanene Morgan	50,000		0	0		$0.55	12/31/2014	0	0	0	0
	150,000	(2)	0	0		$0.336	12/31/2015	0	0	0	0
	0		0	100,000	(2)	$0.336	12/31/2016	0	0	0	0
	0		0	100,000	(2)	$0.336	12/31/2017	0	0	0	0
	0		0	100,000	(2)	$0.336	12/31/2018	0	0	0	0
	100,000		0	0		$0.22	12/31/2016	0	0	0	0
____________________
(1)
Options were granted as part of employment agreements. Options to purchase up to 1,000,000 shares of common stock were granted on April 1, 2011, with 250,000 vesting on issuance and 250,000 vesting per annum on April 1, 2012, 2013, and 2014.

(2)
Options were granted as part of offer of employment. Options to purchase up to 450,000 shares of common stock were granted on December 31, 2010, with 150,000 vesting on issuance and 100,000 vesting per annum on December 31, 2011, 2012, and 2013.

Employment Agreements

On April 26, 2011, the Company and each of Messrs. Moeller, Meader, Larry Balaban and Howard Balaban (the “Executives”) agreed to terminate all then existing employment agreements for the Executives and enter into new five-year employment agreements unless written termination is provided by either party. Each employment agreement provides for a graduated base salary beginning at $165,000 per annum retroactive to March 20, 2011, continuing to December 31, 2011, increasing to $195,000 for 2012 and $225,000 for 2013. After 2013, the agreement provides for base salary increases at the discretion of the Board of Directors, with a minimum 5% increase.  In addition to base salary, each Executive will receive an annual car allowance of $11,400, and four weeks paid vacation per annum.

Each agreement also provides for a cash incentive bonus determined at the sole discretion of our Board of Directors which shall not be less than 4.5% of the Company’s EBITDA (Earnings Before Interest, Depreciation, Taxes and Amortization) if the Company is EBITDA positive nor be more than 100% of the Executive’s base salary, although the Board has retained discretion to waive the 100% cap. In addition, pursuant to the agreements each Executive has been granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock, vesting as to 250,000 shares on the grant date and 250,000 shares per year on the anniversary date of the agreements.  The exercise price of options is $0.44 per share and the options will expire on the tenth anniversary of the date of grant except in the event of a termination for cause under the respective employment agreement, in which case the option will expire in its entirety ninety days after termination of employment. Each Executive has granted the Company a right of first refusal to repurchase any shares of common stock acquired by the Executive pursuant to the option in the event of a termination for cause. The purchase price on the right of first refusal would be the bid price on the date of termination.

            The employment agreement provides for payment of severance compensation equal to eighteen months of the Executive’s base salary on the date of termination of the Executive’s employment by the Company other than for cause.  Subject to the provisions of Section 409A of the Internal Revenue Code of 1986, as amended, severance will be paid over the course of eighteen months following the termination date and will be made on the Company’s normal payroll dates during the severance period. Severance compensation is in addition to his base salary through the date of termination, accrued vacation and bonus compensation earned but not yet paid on the date of termination.

In addition, the agreements each provide that, upon termination without cause or as a result of a change of control, the unvested portion of any options then held by the Executive will immediately vest.  For purposes of these agreements, a “change of control” includes the sale of all or substantially all of the Company’s assets, a merger or consolidation resulting in securities representing 50% of the combined voting power of the outstanding common stock being transferred to persons who are different from the holders immediately preceding the transaction, the acquisition (directly or indirectly) of 50% of the total combined voting power of the common stock pursuant to a tender or exchange offer, or a majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election.

Each of the employment agreements includes standard confidentiality, non-competition (including during any severance period), non-solicitation and non-disparagement provisions, provides for twenty days of vacation time per annum, and provides for indemnification of the Executive to the fullest extent allowed by the California Corporations Code and the Company’s Articles of Incorporation and Bylaws.

Our Chief Financial Officer does not have a written employment agreement with the Company.  She receives an annual base salary of $130,000, which may be increased in the discretion of the Board. Ms. Morgan was issued a Stock Option Grant Notice in conjunction with her employment under the 2008 Stock Option Plan to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $0.336 per share vesting as to 150,000 shares on December 31, 2010 and as to 100,000 shares on each of December 31, 2001, 2012 and 2013.  Ms. Morgan receives four weeks paid vacation per annum.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2011 in the director's capacity as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Saul Hyatt	$0	$0	$2,250	$0	$0	$0	$2,250

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of shares of our common stock as of March 21, 2012 known by us through transfer agent records, held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 60,698,815 shares of common stock outstanding as of March 21, 2012.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

$0.001 par value common stock	Klaus Moeller 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	4,147,225 shares	11%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees The Meader Family Trust dated June 27, 2002 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	4,391,133 shares	11%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees of Ani Meader Trust dated July 25, 2006 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	1,500,000 shares	3%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees of Mark Meader Trust dated July 25, 2006 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	1,500,000 shares	3%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees of Anthony Meader Trust dated July 25, 2006 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	1,500,000 shares	3%
$0.001 par value common stock	Larry Balaban and Sara Balaban Trustees of Balaban Family Trust dated December 13, 2005 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	7,801,134 shares	17%
$0.001 par value common stock	Larry Balaban and Sara Balaban Trustees of Balaban Children’s Trust dated October 15, 2006 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	1,000,000 shares	2%
$0.001 par value common stock	Howard Balaban 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	8,674,883 shares	18%
$0.001 par value common stock	James Sommers 7095 Hollywood Blvd #833 Los Angeles, CA 90028	2,633,333 shares	5%
$0.001 par value common stock	Jeanene Morgan 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	8,740 shares	1%
$0.001 par value common stock	All officers and directors as a group	30,523,115 shares(1)	63%

(1)
Where persons listed on this table have the right to obtain additional shares of our common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 21, 2012, these additional shares are deemed to be beneficially owned for the purpose of computing the amount and percentage of common stock owned by such persons. The Company granted each of Messrs. Moeller, Howard Balaban, Larry Balaban and Michael G. Meader an option to purchase up to 2,000,000 shares of the Company’s common stock on January 20, 2009, the total shares of which were vested on December 31, 2009 as part of the original employment agreements.  On April 26, 2011, the Company signed new employment agreements which granted each of Messrs. Moeller, Meader, Howard Balaban, and Larry Balaban an additional option to purchase up to 1,000,000 shares of the Company’s common stock, 250,000 fully vested as of April 1, 2011, with the remaining option vesting as of April 1, 2012, 2013, and 2014 in the amount of 250,000 shares each year.  The Company granted James Sommers an option to purchase up to 250,000 shares on June 21, 2010, which were fully vested as of that date.  The Company granted Jeanene Morgan an option to purchase up to 50,000 shares on December 31, 2009, which were fully vested as of that date.  The Company granted Jeanene Morgan an option to purchase up to 450,000 shares on December 31, 2010, 150,000 were fully vested as of that date, with the remaining options vesting as of December 31, 2011, 2012, and 2013 in the amount of 100,000 shares each year.  The Company granted an option to purchase up to 100,000 shares on December 31, 2011 to each of Messrs. Moeller, Meader, Howard Balaban, Larry Balaban, and Ms. Morgan, which were fully vested as of that date.  As a result, the percentage ownership interest of each such officer referenced in the table includes the 3,000,000 shares which could be purchased within 60 days of March 21, 2012.  In addition, shares held by such officers as guardian for or in as trustees of trusts established for minor children are included in the table and are reflected in the aggregate number and percentage ownership for all officers and directors as a group.  Each of Messrs. Moeller, Meader, Larry Balaban and Howard Balaban has the right of first refusal for shares owned by Tia Moeller (1,000,000 shares) and Shelly Moeller (3,140,000 shares). These shares were not included in the beneficial ownership calculation of the respective officers’ percentages. Percentages are based on total outstanding shares on March 21, 2012 of 60,698,815.

ITEM 13.                Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Our Creative Director, Larry Balaban, and our Vice-President of New Business Development, Howard Balaban, are brothers.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum.  The proceeds of the loan were used to reduce outstanding obligations to Genius Products at the time.   On December 31, 2009, Ms. Moeller agreed to accept a new note agreement for the balance due, including principal and unpaid interest with a maturity date of December 31, 2010 and a stated interest rate of 6% per annum.  On September 30, 2010, Ms. Moeller agreed to execute a new, restated note under the same interest terms with a stated maturity date of December 31, 2012, resulting in the reclassification of the total amount outstanding, including principal and accrued interest, as long term debt.  On March 7, 2012, Ms. Moeller executed and extension agreement to change the maturity date of the note to January 15, 2015, with no change in the terms. In March 2011, Ms. Moeller subscribed for 1,000,000 shares of our common stock at a purchase price of $0.20 per share pursuant to a private placement offering conducted by the Company under Rule 506.  In lieu of cash payment for the shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  On December 31, 2009, each of the Officers agreed to issue new note agreements for the outstanding balances, including principal and unpaid interest, with a maturity date of December 31, 2010 and a stated interest rate of 6% per annum.  On September 30, 2010, the four Officers agreed to execute new notes with the same interest rate and a maturity on December 31, 2012 for the total outstanding amounts, including principal and accrued interest, resulting in a change in classification to long term notes payable.  On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms.  At December 31, 2011, there was a combined total of approximately $229,119 in principal and accrued interest outstanding under these notes.

On September 30, 2010, these same officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms.  The amount of interest outstanding on these loans as of December 31, 2011 is $123,099.  There is no prepayment penalty.

Circle of Education, LLC (“COE”) was formed pursuant to the joint venture agreement between the Company and Dr. Shulamit Ritblatt.  Although the agreement provides the Company with a 75% voting interest in the Company, with the remaining 25% being held by Dr. Ritblatt, the Company holds only 10,000,000 of the 15,000,000 currently issued and outstanding units of COE.  The Company agreed to allow COE to hold 5,000,000 of the units which would otherwise have been issued to it in reserve and to allow the sale of those units to raise additional capital for COE if needed.  On the two-year anniversary of the agreement, any remaining portion of the reserved units will be issued to the Company.  To the extent the reserved units are issued to any third party, the Company’s voting interest in COE will be adjusted accordingly.

To date, none of the reserved units has been sold and COE has no current plans to conduct a private offering to raise additional funds.  The Company continued to fund product development and operations for COE through March 2012.. The Company provided approximately $53,008 in funding to COE during the fiscal year ended December 31, 2010, and an additional $69,673 during the fiscal year of 2011. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, each of Messrs. Moeller, Meader, Howard Balaban and Larry Balaban would not be considered an independent director.  Based on Rule 5605(a)(2)(A), Mr. Hyatt is the only member of the Board that can be considered an independent director because he is not an executive officer or employee of the Company, has not been an employee of the Company during the past three years and has not received compensation from the Company at any time during the past three years.

Item 14.                 Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Fiscal Year Ended December 31,
	2011	2010
Audit fees	$80,500	$64,500
Tax fees	1,800	3,000
All other fees	-	-
Total fees	$82,300	$67,500

Part IV

Item 15.                 Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description

3.1+	Articles of Incorporation
3.2+	Bylaws
3.3
Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)

3.4
Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)

3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
4.1+	Form of Stock Certificate
4.2+	2008 Stock Option Plan
4.3+	First Amendment to 2008 Stock Option Plan
4.4+	Second Amendment to 2008 Stock Option Plan
4.5+	Form of Stock Option Grant Notice
4.6+	Form of Warrant
10.1+	Employment Agreement of Klaus Moeller
10.2+	Employment Agreement of Michael G. Meader
10.3+	Employment Agreement of Larry Balaban
10.4+	Employment Agreement of Howard Balaban
10.5+	Amended and Restated Subordinated Promissory Note to Klaus Moeller
10.6+	Amended and Restated Subordinated Promissory Note to Michael G. Meader
10.7+	Amended and Restated Subordinated Promissory Note to Larry Balaban
10.8+	Amended and Restated Subordinated Promissory Note to Howard Balaban
10.9+	Promissory Note to Klaus Moeller
10.10+	Promissory Note to Michael G. Meader
10.11+	Promissory Note to Larry Balaban
10.12+	Promissory Note to Howard Balaban
10.13++	Merchandise License Agreement with Jakks Pacific*
10.14+	Joint Venture Agreement between Pacific Entertainment Corporation and Dr. Shulamit Ritblatt dated September 20, 2011
10.15+	Operating Agreement of Circle of Education, LLC
10.16+	Promissory Note to Isabel Moeller dated September 30, 2010
10.17+	Agreement to Convert Debt Into Equity between Pacific Entertainment Corporation and Isabel Moeller dated April 1, 2011
10.18++	Distribution Agreement between Pacific Entertainment Corporation and Global Access Entertainment, Inc. dated November 17, 2009*
21**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

________________
*
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and 17 CFR 200.83. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Filed Herewith

+	Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011.

++	Incorporated by reference from Amendment No. 3 to Registration Statement on Form 10 filed with the Securities & Exchange Commission on July 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

March 21, 2012	By:	/s/ Klaus Moeller
Klaus Moeller
Chief Executive Officer (Principal Executive Officer)

/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2012	By:	/s/ Klaus Moeller
Klaus Moeller
Chief Executive Officer (Principal Executive Officer)

March 21, 2012		/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer (Principal Financial and Accounting Officer)

March 21, 2012		/s/ Michael Meader
Michael Meader
President and Director

March 21, 2012		/s/ Larry Balaban
Larry Balaban
Chief Creative Officer and Director

March 21, 2012		/s/ Howard Balaban
Howard Balaban
Ex. VP of New Business Development and Director
March 21, 2012		/s/ Saul Hyatt
Saul Hyatt
Director

TABLE OF CONTENTS

Page No.

Audited Financial Statements for the Twelve-month Period Ended December 31, 2011
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Genius Brands International, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 21, 2012

Genius Brands International, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

ASSETS	2011	2010

Current Assets:
Cash	$405,341	$207,880
Accounts Receivable, net	1,021,039	1,077,685
Inventory	340,782	247,505
Prepaid and Other Assets	168,486	55,376
Total Current Assets	1,935,648	1,588,446

Property and Equipment, net	32,894	35,168
Capitalized Product Development in Process	278,696	128,523
Intangible Assets, net	405,019	547,611

Total Assets	$2,652,257	$2,299,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,008,460	$948,428
Accrued Expenses	408,684	221,739
Accrued Salaries and Wages	193,519	62,551
Accrued Interest - Debentures	19,049	19,049
Notes Payable – Related Parties	-	-
Total Current Liabilities	1,629,712	1,251,767
Long Term Liabilities:
Notes Payable and Accrued Interest – Related Parties	2,143,178	2,339,197

Total Liabilities	3,772,890	3,590,964

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value, 250,000,000 shares authorized; 60,698,815 and 55,116,515 shares issued and outstanding, respectively	60,699	55,117
Additional Paid in Capital	6,959,083	5,421,823
Accumulated Deficit	(8,135,049)	(6,768,156)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	(1,115,267)	(1,291,216)
Noncontrolling Interest	(5,366)	-
Total Stockholders' Equity (Deficit)	(1,120,633)	(1,291,216)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,652,257	$2,299,748

Genius Brands International, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Product Sales	$5,387,538	$2,940,194
Licensing & Royalties	635,472	1,032,469
Total Revenues	6,023,010	3,972,663

Cost of Sales	3,636,712	1,929,613

Gross Profit	2,386,298	2,043,050

Operating Expenses:
Product Development	18,491	7,796
Professional Services	249,655	312,818
Rent Expense	82,469	146,979
Marketing & Sales	917,196	678,188
Depreciation & Amortization	208,859	694,698
Salaries and Related Expenses	1,394,746	613,787
Stock Compensation Expense	432,422	117,610
Other General & Administrative	352,733	205,997
Total Operating Expenses	3,656,571	2,777,873

Loss from Operations	(1,270,273)	(734,823)

Other Income (Expense):
Other Income	24,865	46,060
Interest Expense	(2,870)	(2,349)
Interest Expense – Related Parties	(123,981)	(68,057)
Gain on Settlement of Debt	-	66,286

Net Other Income (Expense)	(101,986)	41,940

Loss before Income Taxes	(1,372,259)	(692,883)

Income Tax	-	-

Net Loss	(1,372,259)	(692,883)
Net Loss attributable to noncontrolling interest	5,366	-
Net Loss attributable to Genius Brands International, Inc.	$(1,366,893)	$(692,883)
Net Loss per common share	$(0.02)	$(0.01)
Weighted average shares outstanding	58,923,904	54,757,285

Genius Brands International, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
December 31, 2011 and 2010

	Common Stock		Additional Paid in	Noncontrolling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance, December 31, 2009	54,595,407	$54,596	$5,108,687	$-	$(6,075,273)	$(911,990)

Common Stock Issued for Cash	471,108	471	187,972	-	-	188,443
Stock Offering Costs	-	-	(17,396)	-	-	(17,396)
Common Stock Issued for Services	50,000	50	24,950	-	-	25,000
Stock Compensation Expense	-	-	117,610	-	-	117,610

Net Loss	-	-	-	-	(692,883)	(692,883)

Balance, December 31, 2010	55,116,515	55,117	5,421,823	-	(6,768,156)	(1,291,216)

Common Stock Issued for Cash	4,300,000	4,300	855,700	-	-	860,000
Common Stock Issued for Debt	1,032,300	1,032	208,658	-	-	209,690
Stock Offering Costs	-	-	(1,770)		-	(1,770)
Common Stock Issued for Services	250,000	250	4,2508		-	42,500
Stock Compensation Expense	-	-	432,422	-	-	432,422
Noncontrolling Interest				(5,366)	-	(5,366)
Net Loss	-	-	-		(1,366,893)	(1,366,893)

Balance, December 31, 2010	60,698,815	$60,699	$6,959,083	$(5,366)	$(8,135,049)	$(1,120,633)

Genius Brands International, Inc.
Consolidated Statements of Cash Flows
 Year Ended December 31, 2011 and 2010

Cash Flows from Operating Activities:	2011	2010

Net Loss	$(1,366,893)	$(692,883)

Adjustments to reconcile net income to net cash provided/(used) in operating activities:
Net Loss Attributable to Noncontrolling Interest	(5,366)	-
Depreciation Expense	12,550	19,650
Amortization Expense	196,309	675,048
Issuance of Common Stock for Services	42,500	-
Gain on Settlement of Debt	-	(66,286)
Stock Compensation Expense	432,422	117,610
Decrease (increase) in operating assets
Accounts Receivable	56,646	(273,279)
Inventory	(93,277)	(90,007)
Prepaid Expenses & Other Assets	(113,110)	(10,376)
Increase (decrease) in operating liabilities
Accounts Payable	69,722	333,927
Accrued Salaries	130,968	79,867
Accrued Interest	-	997
Accrued Interest – Related Party	123,981	68,057
Other Accrued Expenses	186,945	(10,360)
Net cash provided/ (used) by operating activities	(326,603)	151,965
Cash Flows from Investing Activities:
Investment in Intangible Assets	(203,890)	(238,750)
Purchase of Fixed Assets	(10,276)	(22,886)
Net cash used by investing activities	(214,166)	(261,636)
Cash Flows from Financing Activities:
Sale of Common Stock	860,000	188,443
Common Stock Offering Cost	(1,770)	(17,396)
Payment on Related Party Debt	(120,000)	(101,361)
Net cash provided by financing activities	738,230	69,686
Net increase (decrease) in cash	197,461	(39,985)
Cash at Beginning of Year	207,880	247,865
Cash at End of Year	$405,341	$207,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,870	$2,349
Cash paid for income taxes	$-	$-

Schedule of non-cash financing and investing activities:
Stock Issued for Intangible Assets	$-	$25,000
Accrued Salaries and wages converted to Long Term Notes Payable	$-	$1,620,137
Stock Issued for Debt	$9,690	$-
Related Party Note converted to Common Stock	$200,000	$-

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Genius Brands International, Inc., f/k/a Pacific Entertainment Corporation, (“we”, “us”, “our” or the “Company”) provides music-based products that are entertaining, educational and beneficial to the well-being of infants and young children.  We create, market and sell children’s DVDs, CD music, toy, and book products in the United States by distribution at wholesale to retail stores and outlets and directly to consumers on our website and through “deal for a day” sites.  We license the use of our brands internationally to others to manufacture, market and sell the products, whereby we receive advances and royalties.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles.  On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., f/k/a Pacific Entertainment Corporation, filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). In November 2011, our trading symbol changed from “PENT” to “GNUS”.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated (“Battat”), includes musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company cancelled the agreement in December 2010 according to the terms of the contract, permitting Battat to continue selling the current line of toys until late spring 2011.  The final royalty payment from this license was received for the three month period ended March 31, 2011.  The Company experienced a reduction in royalty income during the remainder of 2011 and estimates it will continue to experience a reduction during the first and second quarters of 2012 until the new licensed toy line is introduced at retail.

On January 11, 2011, the Company signed an agreement with Jakks Pacific’s Tollytots® (“Tollytots®”) division for a new toy line. As a result of the five-year agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes of the Baby Genius series of videos and music CDs. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys, and musical toys, as well as several other non-exclusive categories and we anticipate the line will be introduced at retail in the third quarter of 2012.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels.

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company commissioned research into the use of music-based curriculum through San Diego State University over the past three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. Dr. Ritblatt, who holds a Doctorate of Philosophy in Child Development and Family Relations has conducted research into child development and has experience developing early learning curriculum for children. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

During 2010, the Company launched a line of classic movies and television programs, “Pacific Entertainment Presents”.  Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, SciFi, Action, Mystery, War, and Gangster, an additional six titles were added in late 2010 expanding the line with the Super Hero’s collection as well as Family Favorites.  During 2011, the Company also signed distribution agreements with five studios whereby we sell their existing products through our channels of distribution.  The agreements range in length from three to five years.

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

Liquidity

Historically, the Company has incurred net losses.  As of December 31, 2011, the Company had an accumulated deficit of $8,135,049 and a total stockholders’ deficit of $1,115,267.  At December 31, 2011, the Company had current assets of $1,935,648, including cash and cash equivalents of $405,341, and current liabilities of $1,629,712, resulting in a working capital excess of $305,936.  For the year ended December 31, 2011, the Company reported a net loss of $1,366,893 and net cash used by operating activities of $326,603.  Management believes that its increasing sales, cash provided by operations, together with funds available from short-term related party advances, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2010 have been reclassified to conform to the presentation as of December 31, 2011.

Significant Accounting Policies

Revenue Recognition - The Company recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by Revenue Recognition Topic 605 of the FASB Accounting Standards Codification.

Revenues associated with the sale of branded CDs, DVDs and other products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company’s licensing and royalty revenue represent variable payments based on net sales from brand licensees for content distribution rights.  These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees.

Shipping and Handling - The Company records shipping and handling expenses in the period in which they are incurred and are included in the Cost of Goods Sold.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its 75% owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $42,309 and $5,972 established as of December 31, 2011 and December 31, 2010, respectively.

Property and Equipment - Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from dispositions of property and equipment are reflected in the statement of operations.

Intangible Assets –Intangible Assets acquired, either individually or with a group of other assets, are initially recognized and measured based on fair value.  In the acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets.

The Company develops new music and video products, in addition to adding content, improved animation and songs/features to their existing productions.  The costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.  The Company begins amortization of new products when it is available for general release.  Annual amortization cost of intangible assets are computed based on the straight-line method over the remaining economic life of the product, generally such deferred costs are amortized over five years.

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.

Stock Based Compensation - As required by the Stock Compensation Topic 718 of the FASB Accounting Standards Codification, the Company recognizes an expense related to the fair value of our stock-compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant.

Income Taxes- Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.  At each balance sheet date, the Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Advertising Costs- The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with the FASB Topic 720-35 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company.  Advertising expense for the year ended December 31, 2011 and December 31, 2010 was $116,079 and $139,060, respectively.

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at December 31, 2011 and December 31. 2010 should be $84,000 and $76,000, respectively.

Concentration of Risk - The Company’s cash and cash equivalents are maintained at one financial institution and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount.  Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per institution.  The Dodd-Frank Deposit Insurance Provision provides that all funds in noninterest-bearing transaction accounts held at FDIC-insured depository institutions (“IDIs”) will be fully insured from December 31, 2010 through December 31, 2012.   As of December 31, 2011 and 2010, there were no uninsured balances.

For fiscal year 2011, the revenue from one customer comprised 28.5% of the Company’s total revenue.  This account made up 1.1% of the total accounts receivable balance at December 31, 2011.   For fiscal year 2010, the revenue from three major customers comprised 27.6%, 16.3% and 14.1% of the Company’s total revenue.  Those three major customers made up 39.1%, 0%, and 0% of the total accounts receivable balance at December 31, 2010, respectively.  The major customer for the year ending December 31, 2011 is not necessarily the same as one of the major customers at December 31, 2010.  There is significant financial risk associated with a dependence upon a small number of customers.  The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt.  At December 31, 2011 and 2010, no allowance for bad debt has been established for the major customers as these amounts are believed to be fully collectible.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Earnings Per Share - Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options outstanding to purchase 14,995,000 shares of common stock as of December 31, 2011.

Fair value of financial instruments - The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Litigation

We are not a party to any legal or administrative proceedings, other than routine legal activities incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue as follows as of December 31:

	2011	2010

Furniture and Equipment	$87,261	$76,986
Less Accumulated Depreciation	(54,367)	(41,818)
Net Fixed Assets	$32,894	$35,168

	2011	2010

Trademarks	$129,831	$129,831
Product Masters	3,255,107	3,202,712
Other Intangible Assets	224,605	223,282
Less Accumulated Amortization	(3,204,524)	(3,008,214)
Net Intangible Assets	$405,019	$547,611

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At year end December 31, 2011 and 2010, it was determined that no impairment existed.

The Company continues to develop new CDs and DVDs, in addition to adding content, improved animation and bonus songs/features to their existing CD and DVD collection.  In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. As of December 31, 2011, the Company has $278,696 in Capitalized Product Development in Process representing DVD, CD, and toy development projects not yet completed.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 3:  Accrued Liabilities

Accrued but unpaid salaries and vacation benefits total $193,519 and $62,551 as of December 31, 2011 and 2010, respectively.   Debenture Interest accrued and unpaid for the previously outstanding balance is $19,049 in both 2011 and 2010.  Other accrued liabilities totaling $408,684 in 2011 and $221,739 in 2010 are as follows:

	2011	2010

Allowance for Sales Returns	$84,000	$76,000
Distribution Arrangements Payable	236,420	-
Commission on Royalties	-	71,485
Royalties Payable	50,743	44,940
Other Accrued Expenses	37,521	29,314
Total Accrued Expenses	$408,684	$221,739

Note 4:  Notes Payable and Accrued Interest - Related Parties

As of December 31, 2011 and 2010, the Company had the following notes payable and accrued interest balances outstanding:

	2011	2010

Related Party Note Payable	$136,840	$360,840
Accrued Interest on Related Party Note	33,982	22,142
Officer Loans	229,120	311,987
Subordinated Officer Loans	1,620,137	1,620,137
Accrued Interest on Subordinated Loans	123,099	24,090
Total Notes Payable and Accrued Interest	2,143,178	2,339,197
Less: Current Portion	-	-
Long Term Portion	$2,143,178	$2,339,197

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum as a short term note payable.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products at that time.  Subsequent agreements extended the maturity date to December 31, 2010 and reduced the stated interest rate to six (6%) percent per annum.  On September 30, 2010, Ms. Moeller agreed to accept a new note with a maturity date of December 31, 2012, resulting in the reclassification of the total amount outstanding, including principal and accrued interest, as long term debt.  On March 7, 2012, Ms. Moeller executed and extension agreement to change the maturity date of the note to January 15, 2015, with no change in the terms. Payments were made on the outstanding principal in the amount of $14,000 and $10,000 on February 9, 2011 and April 27, 2011, respectively.  On April 1, 2011, Ms. Moeller converted $200,000 of the outstanding principle to 1,000,000 shares of the Company’s common stock.  The amount due to Ms. Moeller as of December 31, 2011 and December 31, 2010 includes $33,982 and $22,142 in accrued but unpaid interest, respectively.

Notes were issued in favor of four of the Company’s officers (the “Officers”) for loans to the Company at various times during the years 2007 through 2009.  On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010 and a stated interest rate of 6% per annum.  Repayments in the aggregate amount of $60,654 were made on August 11, 2010.  On September 30, 2010, the Officers agreed to extend the maturity date of the loans to December 31, 2012 resulting in the outstanding balances, including principal and accrued interest, to be reclassified as long term debt.  On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms.  On October 12, 2010 repayments were made in the aggregate amount of $40,707. Additional repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively.  The amount due to the Officers on these notes includes accrued but unpaid interest in the amounts of $34,956 and $21,824 as of December 31, 2011 and December 31, 2010, respectively.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On September 30, 2010, four of the Officers agreed to convert accrued but unpaid salaries through September 30, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  The notes have a maturity date of December 31, 2012 and a stated interest rate of six percent (6%) per annum, said interest accruing from October 1, 2010 on the unpaid balance of principal and interest.  On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms.  There is no prepayment penalty.  As of December 31, 2011 and December 31, 2010, the accrued but unpaid interest totals $123,099 and $24,090, respectively.

Note 5:  Stockholders’ Equity (Deficit)

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value.  The common stock and additional paid in capital accounts were restated as of December 31, 2011 and December 31, 2010, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share.  As of December 31, 2011 and December 31, 2010, there were 60,698,815 and 55,116,515 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series.  Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.  As of December 31, 2011, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On April 6, 2010, the Company commenced a confidential private placement offering to certain accredited investors for up to 12,500,000 shares of common stock at a purchase price of $0.40 per share.  On July 13, 2010, the Board of Directors amended the terms of the offering to include the issuance of a warrant to purchase one additional share of common stock for each share of common stock sold through the offering.  Each warrant has an expiration of three years from the date of purchase and an exercise price of $0.40 per share.  As of December 31, 2010, a total subscription of $188,443 was received and 471,108 shares have been issued.  Costs of the offering in the amount of $17,396 were offset against the additional paid in capital account through December 31, 2010.  The offering is closed.

During March and April, 2011, the Company conducted a private placement offering to certain accredited investors under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $860,000 and 4,300,000 shares were issued.  Ms. Isabel Moeller also subscribed for 1,000,000 shares. In lieu of cash payment for the subscribed shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011.  Costs of the offering in the amount of $1,770 were offset against the additional paid in capital account.

On September 30, 2010, 50,000 shares were issued in exchange for services valued at $25,000, or $0.50 per share.  On March 31, 2011, an additional 32,300 shares were issued in exchange for debt valued at $9,690, or $0.30 per share.  On December 31, 2011, 250,000 shares of common stock were issued in exchange for services valued at $42,500, or $0.17 per share.

Through December 31, 2011, stock option grant notices for up to 15,035,000 shares of common stock have been issued to employees and service providers of the Company pursuant to the 2008 Stock Option Plan, in accordance with the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.  A total of $1,879,464 has been recognized as additional paid in capital as the value of these options granted, which includes $432,422 and $117,610 for the twelve months ended December 31, 2011 and the year ended December 31, 2010, respectively.  Of the total grants for shares issued, 40,000 have expired as of December 31, 2011 and options to purchase up to 14,995,000 shares of common stock are outstanding. Additional details regarding the stock options granted is found in Note 9: Stock Options.

On June 2, 2009, the Company, through Glendale Securities, Inc. of Sherman Oaks, California as broker-dealer, filed a Disclosure Statement with the Financial Investment Regulatory Agency (FINRA) pursuant to Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended, to establish a secondary trading market on the Pink Sheets Electronic OTC Markets system.  Glendale Securities’ request for un-priced quotation on the Pink OTC Markets was cleared by FINRA on July 13, 2009 and trading began on July 24, 2009.  In May 2011, the OTC Markets, Inc. moved the Company to the OTCQB trading platform.  On September 7, 2011, FINRA cleared the Company for quotation on the OTCBB.  In connection with the change in domicile and name change from Pacific Entertainment Corporation to Genius Brands International, Inc., the Company filed an application for a new ticker symbol for trading purposes.  The new trading symbol is GNUS.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 6:  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2011 and December 31, 2010:

	2011	2010

Deferred tax assets:
NOL Carryover	$1,137,838	$1,043,162
Returns Reserve	32,800	-
Accrued Related Party Interest	82,300	120,842
Accrued Officer Compensation	41,800	631,853
Accrued Compensated Absences	26,800	-
Charitable Contributions	2,400	2,406
Deferred tax liabilities	2,406	2,016
Depreciation and Amortization	(92,000)	65,610

Valuation Allowance	(2,092,100)	(1,958.549)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2011 and December 31, 2010 due to the following:

	2011	2010

Book Loss	$(533,100)	$(270,225)
Charitable	-	390
Meals and Entertainment	3,000	2,449
Stock Compensation for Services	189,100	55,618
Related Party Interest	48,400	26,153
Accrued Compensated Absences	6,200	-
Accrued Officer Compensation	41,800	28,989
Returns Reserve	3,100	-
Depreciation and Amortization	15,200	(2,731)

Valuation Allowance	226,300	159,357
	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $5,117,000 that may be offset against future taxable income from the year 2012 through 2032. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2008, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 7:  Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.  Rental expenses incurred for operating leases during 2011 and 2010 were $82,469 and $146,979.  The Company had two operating leases for office space and one rental agreement for warehouse space.  The San Diego, California office is approximately 2,162 square feet and had a lease which expired in October, 2010.  The Company continues to occupy the space on a month to month basis.  The Del Mar, California office was approximately 1,415 square feet and had been subleased.  Both the lease and sublease on the Del Mar property expired July 31, 2011.  The warehouse space of approximately 2,000 square feet in Rogers, Minnesota is rented on a month to month basis.

Note 8: Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.  The Company has determined there were no new accounting pronouncements issued during the twelve months ended December 31, 2011 and December 31, 2010 that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 9:  Stock Options

The Company has adopted the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the Pacific Entertainment Corporation 2008 Stock  Option Plan (the “Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 11 million.  On September 2, 2011, the shareholders holding a majority of the Company’s outstanding common stock adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan to 50 million.

On June 21, 2010, the Company issued a Stock Option Grant notice to James Sommers, pursuant to a an agreement for consulting services rendered, under the 2008 Stock Option Plan, as amended.  An option to purchase up to 250,000 shares of common stock at an exercise price of $0.50 per share was granted with a 3 year life, fully vesting on the date of grant.  The exercise price was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award was $0.26 per option, or $63,894.  The full value of the option was expensed in 2010.

On October 3, 2010 the Company issued a Stock Option Grant notice to Anthony Dates, Vice President of Sales, pursuant to a an agreement for a salary reduction effective on that date, under the 2008 Stock Option Plan, as amended.  An option to purchase up to 25,000 shares of common stock at an exercise price of $0.50 per share was granted with a 5 year life, fully vesting on December 31, 2010.  The exercise price was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award was $0.32 per option, or $16,046.  The full value of the option was expensed in 2010.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On December 31, 2010 the Company issued Stock Option Grant notices to ten employees and service providers under the 2008 Stock Option Plan, as amended.  An option to purchase up to 100,000 shares of common stock at an exercise price of $0.336 per share was granted with a 5 year life, fully vesting on December 31, 2010.  The exercise price was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.15 per option, or $15,068 for all of the options granted.  The full value of the option was expensed in 2010.

On December 31, 2010, the Company issued a Stock Option Grant notice to Jeanene Morgan in conjunction with her appointment as Chief Accounting and Operating Officer under the 2008 Stock Option Plan, as amended.  An option to purchase up to 450,000 shares of common stock at an exercise price of $0.336 per share was granted with a vesting schedule of 150,000 shares on December 31, 2010 and 100,000 vesting each year thereafter on Decembers 31, 2011, 2012 and 2013.  The option has a 5 year life from the date of vesting.  The exercise price was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.15 per option, or $67,806 for all of the options granted.  Expense was recorded in 2010 for 150,000 vested options in the amount of $22,602, with the remaining $45,204 to be amortized on a straight line basis over the remaining three years of the vesting schedule.  For the twelve month period ended December 31, 2011, an additional expense was recorded in the amount of $15,068.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2010.  The Company used the following assumptions for the 2010 valuations:

Risk-free interest rate	1.21% – 2.01%
Expected life in years	3-5
Dividend yield	0
Expected volatility	68.54% - 80.23%

 On January 1, 2011, the Company issued a Stock Option Grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of March 31, 2011.  The exercise price of $0.336 was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.14 per option, or $3,426 for the option granted.  The full value of the options was expensed in 2011.

On April 1, 2011, pursuant to employment agreements between the Company and Messrs. Moeller, Meader, Larry Balaban and Howard Balaban each executive has been granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share, vesting as to 250,000 shares on April 1, 2011 and 250,000 shares per year on the anniversary date of the agreements.  The options have a 10 year life from the date of grant.  The exercise price was determined using 110% of the average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.19 per option, or $756,304 for all of the options granted.  Expense was recorded in 2011 in the amount of $330,883 representing 1,000,000 options vested on April 1, 2011 and the amortized expense for the remaining 3,000,000 options recognized on a straight line basis over the remaining three years of the vesting schedule.

On April 1, 2011, the Company issued a stock option grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of June 30, 2011. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.15 per option, or $3,448 for the option granted.  The full value of the option was expensed in 2011.

On June 1, 2011, as a result of a consulting agreement with Al Kahn to provide certain management and advisory services, the Company issued a stock option grant notice to purchase up to 1,000,000 shares of the Company’s common stock, vesting as to 500,000 shares each on May 31, 2012 and 2013.  The exercise price is $0.44 per share.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.05 per option, or $49,257 for the option granted.  The expense was amortized over the vesting schedule on a straight line basis.  A total expense of $14,367 was recognized in 2011.

On July 1, 2011, the Company issued a stock option grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of September 30, 2011. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.04 per option, or $1,122 for the option granted.  The full value of the options was expensed in 2011.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On October 1, 2011, the Company issued a stock option grant to Anthony Dates for the purchase of up to 25,000 shares of common stock, fully vesting as of December 31, 2011. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.05 per option, or $1,250 for the option granted.  The full value of the options was expensed in 2011.

On December 31, 2011 the Company issued Stock Option Grant notices to eighteen employees and service providers under the 2008 Stock Option Plan, as amended.  Options to purchase 715,000 shares of common stock at an average exercise price of $0.21 per share were granted with a 5 year life, fully vesting on December 31, 2011.  The exercise price was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.09 per option, or $65,890 for all of the options granted.  The full value of the options was expensed in 2011.

On December 31, 2011, the Company issued a Stock Option Grant notice to Denise Kovac in conjunction with her employment as Marketing Director under the 2008 Stock Option Plan, as amended.  An option to purchase up to 250,000 shares of common stock at an exercise price of $0.44 per share was granted fully vesting on September 30, 2012.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.06 per option, or $14,007 for all of the option granted.  Expense was recorded in 2011 in the amount of $3,502, with the remaining balance to be expensed in 2012.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2011.  The Company used the following assumptions for the 2011 valuations:

Risk-free interest rate	.85% – 2.20%
Expected life in years	5-10
Dividend yield	0
Expected volatility	59.19% - 61.68%

As of September 30, 2011, options to purchase up to 40,000 shares of the Company’s common stock previously issued in 2009 and 2010 expired due to the termination of employees.

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2009	8,130,000	$0.44-0.55	4.07 years	-	$0.44
Options Granted	840,000	0.34-0.50	4.97 years	-	0.39
Options Exercised	-	-	-	-	-
Options Expired	-	-	-	-	-
Balance at December 31, 2010	8,970,000	0.34-0.55	3.25 years	-	0.44
Options Granted	6,065,000	0.18-0.50	7.22 years	-	0.39
Options Exercised	-	-	-	-	-
Options Expired	(40,000)	0.34-0.55	-	-	-
Balance at December 31, 2011	14,995,000	$0.18-0.55	4.47 years	-	$0.43

Exercisable December 31, 2011	10,545,000	$0.18-0.55	4.47 years	-	$0.43

Note 10:  Warrants

In connection with the sale of shares of its common stock in 2010 the Company issued warrants to purchase a total of 471,108 shares of its common stock at $0.40 per share exercisable for a three-year period.

The following schedule summarizes the changes in the Company’s warrants during 2010 and 2011:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share

Balance at December 31, 2009	-	$-	$-
Warrants Granted	471,108	0.40	0.40
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Balance at December 31, 2010	471,108	0.40	0.40
Warrants Granted	-	0.40	0.40
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Balance at December 31, 2011	471,108	$0.40	$0.40

Exercisable December 31, 2011	471,108	$0.40	$0.40

The following schedule summarizes the outstanding warrants at December 31, 2011:

Number of Warrants Outstanding at December 31, 2011	Number of Warrants Exercisable at December 31, 2011	Expiration Date	Exercise Price

471,108	471,108	2013	$0.40

Note 11:  Employment Agreements

On January 1, 2008, the Company entered into Employment Agreements with four of the Officers of the Company for a term of five years, expiring on December 31, 2012.  The agreements specified increasing annual salary amounts, car allowances, participation in benefit plans, vacations, and stock option plans, and severance benefits.

Authorized salaries for each officer for the fiscal year ended December 31, 2010 were $210,000.  On April 1, 2009, each of the four officers agreed to a salary reduction to $125,000.  On February 11, 2011 each of the four officers agreed to a retroactive salary reduction for 2010 to $80,000 inclusive of the car allowance.  As of September 30, 2010, this balance was converted to subordinated, long term debt.

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

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

2012	$780,000
2013	900,000
2014	945,000
2015	992,250
Total	$3,617,250

Note 12:  Creation of Limited Liability Company

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC, a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed company in exchange for the contribution of all intellectual property rights the Company had in the Circle of Education program.

The Company has consolidated the results for the twelve month period ended December 31, 2011 and December 31, 2010 with the results of COE.  COE is currently developing products which have an estimated introduction for sale in the third quarter of 2012, resulting in no sales or cost of sales in the twelve month period ended December 31, 2011 and December 31, 2010.  COE had general and administrative costs of $21,461 for the twelve month period ended December 31, 2011, including legal costs related to the creation of the agreements and registration of the entity in the aggregate of $14,761, sales and marketing costs of $1,181 and product development costs of $2,212 for a total loss of $21,461.  As the Company has an economic interest of 75 percent of the total subsidiary, the Company recognized 100 percent of the loss and recorded 25 percent of the loss, or $5,366, as noncontrolling interest on the financial statements for the twelve months ended December 31, 2011.  There were no expenses in the fiscal year ended December 31, 2010.

In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

Note 13:  Subsequent Events

The Company evaluated subsequent events pursuant to ASC 855 and has determined there are the following events to disclose:

As discussed in Note 4: Notes Payable and Accrued Interest – Related Parties, four of the Officers of the Company have various notes outstanding for loans made to the Company and subordinated notes for converted salaries that were unpaid as of December 31, 2010.  These notes had a maturity date of December 31, 2012.  On March 7, 2012, the Officers each agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms.

As discussed in Note 4: Notes Payable and Accrued Interest – Related Parties, Isabel Moeller has a note outstanding for a loan to the Company with a maturity date of December 31, 2012.  On March 7, 2012, Ms. Moeller agreed to execute an extension agreement to change the maturity date on the note to January 15, 2015, with no change in the terms.

In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement for Circle of Education, LLC (“COE”).  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.