Form 10-Q
period 2012-03-31
Genius Brands International, Inc.
filed 2012-05-15
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,687,617 shares of common stock, par value $0.001, were outstanding as of May 15, 2012.

GENIUS BRANDS INTERNATIONAL, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Genius Brands International, Inc.
Consolidated Balance Sheets
March 31, 2012 (unaudited) and December 31, 2011 (audited)

ASSETS	03/31/12	12/31/2011
Current Assets:
Cash	$428,771	$405,341
Accounts Receivable, net	682,117	1,021,039
Inventory	270,887	340,782
Prepaid and Other Assets	191,168	168,486
Total Current Assets	1,572,943	1,935,648

Property and Equipment, net	29,824	32,894
Capitalized Product Development in Process	306,467	278,696
Intangible Assets, net	369,374	405,019

Total Assets	$2,278,608	$2,652,257

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,005,843	$1,008,460
Accrued Expenses	420,701	408,684
Accrued Salaries and Wages	316,756	193,519
Accrued Interest - Debentures	19,049	19,049
Total Current Liabilities	1,762,349	1,629,712

Long Term Liabilities:
Notes Payable – Related Parties and Accrued Interest	429,687	2,143,178

Total Liabilities	2,192,036	3,772,890

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized; 69,426,547 and 60,698,815 shares issued and outstanding, respectively	69,427	60,699
Additional Paid in Capital	8,757,861	6,959,083
Accumulated Deficit	(8,740,716)	(8,135,049)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	86,572	(1,115,267)
Noncontrolling Interest	-	(5,366)
Total Equity	86,572	(1,120,633)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,278,608	$2,652,257

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Consolidated Statements of Operations
Periods Ending March 31, 2012 and 2011 (unaudited)

	Three Months Ending
	03/31/12	03/31/11
Revenues:
Product Sales	$1,001,251	$893,292
Licensing & Royalties	29,696	413,885
Total Revenues	1,030,947	1,307,177

Cost of Sales (Excluding Depreciation)	734,131	553,908

Gross Profit	296,816	753,269

Operating Expenses:
Product Development	5,680	5,263
Professional Services	73,875	66,860
Rent Expense	9,432	32,321
Marketing & Sales	189,557	364,551
Depreciation & Amortization	38,715	54,830
Salaries and Related Expenses	409,364	306,289
Stock Compensation Expense	61,960	1,771
Other General & Administrative	75,404	73,044
Total Operating Expenses	863,987	904,929

Loss from Operations	(567,171)	(151,660)

Other Income (Expense):
Other Income	85	10,416
Interest Expense	(1,160)	(1,145)
Interest Expense – Related Parties	(32,055)	(33,861)
Net Other Income (Expense)	(33,130)	(24,590)

Loss before Income Tax Expense and Noncontrolling Interest	(600,301)	(176,250)

Income Tax Expense	-	-

Net Loss	(600,301)	(176,250)
Acquisition of minority interest	(5,366)
Net Loss attributable to Noncontrolling Interest	-	3,444

Net Loss attributable to Genius Brands International, Inc.	$(605,667)	$(172,806)

Net Loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	60,698,815	55,116,515

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Paid in Capital	Interest	Deficit	Total
Balance, December 31, 2011 (audited)	60,698,815	$60,699	$6,959,083	$(5,366)	$(8,135,049)	$(1,120,633)

Common Stock Issued in exchange for repayment of Note Payable	8,727,732	8,728	1,736,818	-	-	1,745,546

Stock Compensation Expense	-	-	61,960	-	-	61,960

Acquisition of minority interest	-	-	-	5,366		5,366

Net Loss	-	-	-	-	(605,667)	(605,667)

Balance, March 31, 2012 (unaudited)	69,426,547	$69,427	$8,757,861	$-	$(8,740,716)	$86,572

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ending
Cash Flows from Operating Activities:	3/31/2012	03/31/2011
Net Loss	$(600,301)	$(176,250)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	3,070	3,668
Amortization Expense	35,645	51,162
Issuance of Common Stock for Services	-	9,690
Stock Compensation Expense	61,960	1,771

Decrease (increase) in operating assets
Accounts Receivable	338,922	383,444
Inventory	69,895	22,731
Prepaid Expenses & Other Assets	(22,682)	(35,708)

Increase (decrease) in operating liabilities
Accounts Payable	(2,617)	(404,691)
Accrued Salaries	123,237	121,034
Accrued Interest	-	-
Accrued Interest – Related Party	32,055	33,861
Other Accrued Expenses	12,017	(29,424)
Net cash provided/(used) in operating activities	51,201	(18,712)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(27,771)	(60,042)
Purchase of Fixed Assets	-	(4,675)
Net cash provided/(used) by investing activities	(27,771)	(64,717)

Cash Flows from Financing Activities:
Sale of Common Stock	-	225,000
Common Stock Offering Cost	-	-
Payments on Related Party Debt	-	(80,000)
Net cash provided/(used) by financing activities	-	145,000

Net increase/(decrease) in cash	23,430	61,571
Beginning Cash Balance	405,341	207,880
Ending Cash Balance	$428,771	$269,451

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$1,160	$-
Related Party Note converted to Common Stock	$1,745,546	$-

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.
Notes to Consolidated Financial Statements
March 31, 2012 (unaudited)

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), formerly known as Pacific Entertainment Corporation, provides music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands, including Baby Genius.  We create, market and sell children’s DVDs, CD music and book products in the United States by distribution at wholesale to retail stores and outlets, direct to consumers through various “deal for a day” sites and through digital delivery.  We also license the use of our brands, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties.

Pacific Entertainment Corporation commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles.  On October 17, 2011 and October 18, 2011, the Company, filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively, which (i) changed our domicile to Nevada from California, and (ii) changed our name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  The trading symbol is “GNUS”.

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, included musical, activity, and role-play toys that incorporated the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company granted an exclusive license to Battat for the marketing and distribution of a line of toys based on the Baby Genius brand and characters in the United States and Canada, and non-exclusive rights of distribution in other parts of the world.  This license was terminated according to the terms of the contract in December 2010 although we granted Battat the right to continue to distribute the existing line of toys through late Spring 2011.  We received no royalty reporting from Battat subsequent to the three month period ended March 31, 2011 and anticipate no further royalty revenue from this license agreement.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2012.

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2012.

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

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.  In March 2012, the Company acquired the additional 25% outstanding ownership interest in the subsidiary from the noncontrolling partner. The financial statements reflect the noncontrolling interest recognized as of March 31, 2012 and December 31, 2011of $0 and $5,366 respectively.

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

Liquidity - Historically, the Company has incurred net losses.  As of March 31, 2012, the Company had a consolidated accumulated deficit of $8,735,350 and total stockholders’ equity of $86,572.  At March 31, 2012, the Company had consolidated current assets of $1,572,943, including cash of $428,771, and consolidated current liabilities of $1,762,349, resulting in a working capital deficit of $189,406.  For the three month period ending March 31, 2012, the Company reported a consolidated net loss of $605,667, including stock option expense of $61,960 which has no cash expenditure requirement.  The Company had net cash provided by operating activities of $51,201.  Management believes that its increasing revenue each year over the prior year and cash generated by operations, together with funds available from short-term related party advances, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue of the following as of:

	3/31/2012	12/31/2011
Furniture and Equipment	$87,262	$87,261
Less Accumulated Depreciation	(57,438)	(54,367)
Net Fixed Assets	$29,824	$32,894

Trademarks	$129,831	$129,831
Product Masters	3,255,107	3,255,107
Other Intangible Assets	224,605	224,605
Less Accumulated Amortization	(3,240,169)	(3,204,524)
Net Intangible Assets	$369,374	$405,019

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At the three months ending March 31, 2012 and twelve months ending December 31, 2011 it was determined that no impairment exists.

The Company continues to develop new CDs and DVDs, in addition to adding content, improved animation and bonus songs/features to their existing CD and DVD collection.  In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.    As of March 31, 2012, the Company has $306,467 in Capitalized Product Development in Process representing DVD, CD, preschool readiness program and toy development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued Salaries and Wages as of March 31, 2012 total $316,756 and $193,519 as of December 31, 2011.  Debenture Interest accrued and unpaid for the original $2.5 million principal balance is $19,049 as of March 31, 2012 and December 31, 2011.  Interest on the debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.  Other Accrued Liabilities totaling $420,701 as of March 31, 2012 and $408,684 as of December 31, 2011, include a reserve for product returns, music royalty payments, financed insurance costs, commissions to outside representatives on net sales and royalty income, and amounts accrued but not yet due to studios for distributed products.  The reserve for returned product represents an estimate of potential product returns in future periods and is evaluated for reasonableness each reporting period.

Note 4:  Notes Payable and Accrued Interest - Related Parties

As of March 31, 2012 and December 31, 2011, the Company had the following notes payable and accrued interest balances outstanding:

	3/31/2012	12/31/2011
Related Party Note Payable to Company	$-	$360,840
Accrued Interest on Related Party Note	-	22,142
Officer Loans to Company	232,573	311,988
Subordinated Officer Loans to Company	159,753	1,620,137
Accrued Interest on Subordinated Loans	37,361	24,090
Total Notes Payable and Accrued Interest	429,687	2,339,197
Less: Current Portion	-	-
Long Term Portion	$429,687	$2,339,197

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum as a short term note payable.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products at that time.  Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum.  Payments were made on the outstanding principal in the amount of $14,000 and $10,000 on February 9, 2011 and April 27, 2011, respectively.  On April 1, 2011, Ms. Moeller converted $200,000 of the outstanding principle to 1,000,000 shares of the Company’s common stock.  On March 31, 2012, Ms. Moeller agreed to convert the remaining balance, including outstanding principal and interest, in the amount of $173,385.09 to 866,925 shares of common stock of the Company, or $0.20 per share.   The note has been fully repaid.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015.  Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively.  The amount due to the Officers on these notes includes accrued but unpaid interest in the amounts of $38,410 and $34,956 as of March 31, 2012 and December 31, 2011, respectively.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  On March 31, 2012, three of the Officers agreed to convert the entire balance outstanding on their respective notes in the cumulative amount of $1,326,048, including principal and interest, to 6,630,241 shares of common stock of the Company as payment in full.  The remaining Officer converted a total of $246,113 of the outstanding balance for 1,230,566 shares of common stock of the Company.  All shares issued in exchange for the notes were valued at $0.20 per share.  The remaining note has a principal balance of $159,753, a maturity date of January 15, 2015 and a stated interest rate of six percent (6%) per annum.  There is no prepayment penalty.  As of March 31, 2012 and December 31, 2011, the accrued but unpaid interest totals $37,361 and $123,099, respectively.

Note 5:  Stockholders’ Equity

As part of the reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value.  As of March 31, 2012, 69,426,547 shares of common stock were outstanding.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 which may have such designation, rights and preferences as approved by the Board of Directors.  As of March 31, 2012, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On March 31, 2012, the Company issued 8,727,732 shares of common stock in exchange for outstanding notes payable, including principal and interest, in the cumulative amount of $1,745,546, or $0.20 per share, for certain related parties and officers of the Company.

Through March 31, 2012, stock option grant notices for up to 15,060,000 shares of common stock have been issued to employees and service providers of the Company pursuant to the 2008 Stock Option Plan, in accordance with the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.  A total of $1,894,139 has been recognized as Additional Paid in Capital as the value of these options granted, which includes $61,960 and $432,422 for the three months ended March 31, 2012 and the twelve months ended December 31, 2011, respectively.   Of the total grants for shares issued, 40,000 have expired as of March 31, 2012 and options to purchase up to 15,020,000 shares of common stock are outstanding. Additional details regarding the stock options granted is found in Note 8:  Stock Options.

On June 2, 2009, the Company, through Glendale Securities, Inc. of Sherman Oaks, California as broker-dealer, filed a Disclosure Statement with the Financial Investment Regulatory Agency (FINRA) pursuant to Rule 15c2-11 of the Securities and Exchange Act of 1934, as amended, to establish a secondary trading market on the Pink Sheets Electronic OTC Markets system.  Glendale Securities’ request for un-priced quotation on the Pink OTC Markets was cleared by FINRA on July 13, 2009 and trading began on July 24, 2009.  In May 2011, the OTC Markets, Inc. moved the Company to the OTCQB trading platform.  On September 7, 2011, FINRA cleared the Company for quotation on the OTCBB.  In connection with the change in domicile and name change from Pacific Entertainment Corporation to Genius Brands International, Inc., the Company filed an application for a new ticker symbol for trading purposes.  The new trading symbol is “GNUS”.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 7: Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2012 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

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

On January 1, 2012, the Company issued a Stock Option Grant for services to the Vice President of Sales for the purchase of up to 25,000 shares of common stock, fully vesting as of March 31, 2012.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2012.  The Company used the following assumptions for the 2012 valuations:

Risk-free interest rate	0.85%
Expected life in years	5
Dividend yield	0
Expected volatility	59.19%

The following schedule summarizes the changes in the Company’s stock option plan for the three months ended March 31, 2012:

	Options Outstanding		Weighted Average		Weighted Average
	Number of Shares	Exercise Price per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price per Share
Balance at December 31, 2011	14,995,000	$0.18-0.55	4.47 years	-	$0.43
Options Granted	25,000	$0.50	5.00 years	-	$0.50
Options Exercised	-	-	-	-	-
Options Expired	-	-	-	-	-
Balance at March 31, 2012	15,020,000	$0.18-0.55	4.24 years	-	$0.43

Exercisable March 31, 2012	11,570,000	$0.18-0.55	2.58 years	-	$0.33

During the three months ended March 31, 2012 and 2011 the Company recognized $61,960 and $1,771 in Stock Compensation expense, respectively.

Note 9:  Warrants

During the three months ended March 31, 2012, no new warrants were issued.

The following schedule summarizes the changes in the Company’s warrants for the three months ended March 31, 2012:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share
Exercisable December 31, 2011	471,108	$0.40	$0.40
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	-	-	-
Balance at March 31, 2012	471,108	$0.40	$0.40

Exercisable March 31, 2012	471,108	$0.40	$0.40

The following schedule summarizes the outstanding warrants at March 31, 2012:

Number of Warrants Outstanding at March 31, 2012	Number of Warrants Exercisable at March 31, 2012	Expiration Date	Exercise Price
471,108	471,108	2013	$0.40

Note 10:  Employment Agreements

On April 26, 2011, the Company and each of four Officers agreed to enter into new five-year employment agreements unless written termination is provided by either party.  Each employment agreement provides for a graduated base salary beginning at $165,000 per annum retroactive to March 20, 2011 and continuing to December 31, 2011 and increasing to $195,000 for 2012, $225,000 for 2013. After 2013, the agreement provides for base salary increases at the discretion of the Board of Directors, with a minimum 5% increase.  In addition to base salary, each Executive continues to receive an annual car allowance of $11,400.

On May 2, 2012, the Company entered into a five-year “at will” employment agreement with Jeanene Morgan to serve as the Company’s Chief Financial Officer.  The agreement provides a base salary of $165,000 per annum from January 1, 2012 to December 31, 2012, increasing to $190,000 on January 1, 2013 and $215,000 on January 1, 2014.  After 2014, the agreement provides for base salary increases at the discretion of the Board of Directors with a minimum 5% increase.  The board of directors, in its sole discretion, may grant Ms. Morgan a year-end bonus with a value of no less than 2% of EBITDA of the Company (assuming a positive figure) and up to 100% of Ms. Morgan’s base salary.  Ms. Morgan shall be granted an option to purchase 200,000 shares of the Company’s common stock.  Ms. Morgan shall be permitted to participate in all benefit plans of the Company and receive 4 weeks paid vacation.

The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2012	$945,000
2013	1,090,000
2014	1,160,000
2015	1,218,002
2016	497,506
Total	$4,910,508

Note 11:  Limited Liability Company

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

The Company consolidated the results for the twelve month period ended December 31, 2011 with the results of COE.  As the Company had an economic interest of 75 percent of the total subsidiary for the twelve months ended December 31, 2011, the Company recognized 100 percent of the loss and recorded 25 percent of the loss, or $5,366, as noncontrolling interest on the financial statements for the twelve months ended December 31, 2011.

In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party has the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

On May 2, 2012, the Board of Directors approved the cancellation of the California Limited Liability Company.  The cancellation is pending approval by the California Secretary of State.

Note 12:  Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued in accordance with Financial Accounting Standards Board Codification Topic 855, Subsequent Events.

On April 11, 2012, the Company agreed to issue 1,000,000 shares of common stock in exchange for services valued at $220,000.

On May 2, 2012, the Company issued 111,070 shares of common stock in exchange for services valued at $22,214.

On May 2, 2012, the Company entered into an employment agreement with the Chief Financial Officer, with a term of five years and specifying certain salary payments and benefits.  Additional information regarding the agreement can be found in Note 10: Employment Agreements.

On May 2, 2012, the Board of Directors approved the cancellation of Circle of Education, LLC, a California limited liability company formed in 2010. For additional information regarding the cancellation, see Note 11: Limited Liability Company.

On May 10, 2012, the Company issued 250,000 shares of common stock pursuant to a consulting agreement.  The services are valued at $47,500, or $.019 per share.

On May 10, 2012, the Company issued 900,000 shares of common stock in exchange for cash in the amount of $180,000, or $0.20 per share, to an accredited investor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2012 and 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our Business

The Company commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles.  On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively, which (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”).  Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation.  In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) and on November 29, 2011 our trading symbol changed from “PENT” to “GNUS”.

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

In August 2009, the Company launched a line of Baby Genius pre-school toys.  The line of 24 Baby Genius toys, manufactured by toy manufacturer Battat Incorporated, included musical, activity, and role-play toys that incorporated the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination.  The Company cancelled the agreement in December 2010 according to the terms of the contract, permitting Battat to continue selling the current line of toys until late spring 2011.  The Company received no royalty revenue from Battat subsequent to the three month period ended March 31, 2011 and anticipates no further royalty income from this license.

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

Due to a gap between the termination of the Battat license and subsequent end of the extended sell off period and the introduction of the Jakks Pacific toy line 2012, we anticipate a reduction in royalty revenue during first half of 2012.  As we cannot state with any certainty what the revenue would have been from the Battat toy line nor predict the sales for the new line of Jakks Pacific toys, we are unable to state the amount of the overall reduction for our licensed revenue category.

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company commissioned research into the use of music-based curriculum through San Diego State University over the past three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. Dr. Ritblatt, who holds a Doctorate of Philosophy in Child Development and Family Relations, has conducted research into child development and has experience developing early learning curriculum for children. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.  In May 2012, the Company filed cancellation documents with the California Secretary of State to terminate the limited liability company.  The cancellation is pending approval by the Secretary of State.

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

Results of Operations

Three Month Period Ended March 31, 2012 Compared to March 31, 2011

Our summary results of operations are presented below:

	Three Months Ended March 31,
	2012	2011
Revenues	$1,030,947	$1,307,177
Costs and Operating Expenses	(1,559,403)	(1,404,008)
Depreciation and Amortization	(38,715)	(54,829)
Loss from Operations	(567,171)	(151,660)

Other Income	85	10,416
Interest Expense	(33,215)	(35,006)
Total Other Income	(33,130)	(24,590)

Net Loss	(600,301)	(176,250)
Net Loss attributable to Noncontrolling Interest	-	3,444
Acquisition of minority interest	(5,366)	-
Net Loss attributable to Genius Brands International, Inc.	$(605,667)	$(172,806)

Net Loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	60,698,815	55,116,515

Revenues.  Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended March 31,
	2012	2011
Genius Brands Product Sales	$522,023	$643,809
Licensed and Distributed Products	479,228	249,483
Royalty Revenue	29,696	413,885
Total Revenue	$1,030,947	$1,307,177

Genius Brands product sales represent items in which the Company holds the copyrights and/or trademarks to the characters and content which are manufactured and sold by the Company directly, either at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website.  The decrease of $121,786 (18.9%) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was due to a decrease in CD and DVD sales.  Management believes that the Company is on target to slightly increase direct product sales volumes over 2011, although economic and retail conditions in the market could impact our future sales in a negative manner and we are unable to guarantee increased sales.  We continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock inventory from other studios which we sell and from which we receive income.  For the three months ended March 31, 2012, the category increased by $229,745 (92.1%) over the same period in 2011 as a result of an increase in outside overstock studio product acquired and sold.  The timing of the sales of overstock product is intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios.

Royalty revenue is income for our characters and brands licensed to others to manufacture and/or market, both internationally and domestically.  For the three months ended March 31, 2012 compared to the same period in 2011, the decrease of $384,189 (92.8%) was caused by the termination of the toy license with Battat.  There may be fluctuation in licensing revenue due to economic conditions in the sales territory.  We believe this revenue source will remain at a reduced rate compared to the same periods in the prior year throughout the first two quarters of 2012 due to the cancellation of the Battat toy license agreement, then show increases in late 2012 and in the subsequent years with the introduction of the new toy line currently in development with Jakks Pacific’s Tollytots® division.  We cannot guarantee that the new toy line will be accepted nor that the royalty revenue will increase.

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

The 2012 economic outlook remains challenging, however, we anticipate sales growth through our actions to improve our existing products, maintaining highly competitive price points, increasing our digital product revenue and adding content to our product catalog.

Costs.  Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, increased $155,395 (11.1%) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
	2012	2011
Cost of Sales	$734,131	$553,908
General and Administrative	630,035	480,285
Marketing and Sales	189,557	364,552
Product Development	5,680	5,263
Total Costs and Operating Expenses	$1,559,403	$1,404,008

Cost of sales increased $180,223 (32.5%) during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as a result of increased sales volumes, product mix variations, and shipping costs.

Operating expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services.  Costs associated with these categories are detailed as follows:

General and administrative costs increased $149,750 (31.2%) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This is the result of increases in salaries and related expenses of $103,077, stock compensation expense of $60,188, investor relations of $10,385  and accounting fees of $9,947 primarily expended for auditing costs, offset by decreased rent expenses in the amount of $22,890.  Increases in the stock compensation expenses in the amount of $60,188 were the result of options to purchase shares of the Company’s common stock granted to officers as part of the employment agreements and to a consultant for services.

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact.  Marketing expenses exhibit some fluctuation due to timing of trade shows attended.  For the three months ended March 31, 2012 compared to the same period in the prior year the total expense decreased $174,995 (48.0%), due to reductions of commission expense based on decreased royalty revenue.

Product development expenses are for routine and periodic alterations to existing products.  For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, these expenses increased $417 (7.9%).  All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Operating expenditures are not generally seasonal and require consistent cash outflows.

Interest Expense.  Interest expense primarily resulted from related party loans.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the Officers.   The proceeds from the notes were used to pay operating obligations of the Company.   Interest expense was recorded in the three months ended March 31, 2012 and 2010 in the amounts of $3,455 and $4,008, respectively.  The decreases were due to partial repayments made in 2011.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time.  Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum.  Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011.  On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company.  On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company.  The interest expense for the three months ended March 31, 2012 and March 31, 2011 was $2,562 and $5,294, respectively.  The note is paid in full.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable.  In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000,  the amount of the notes were reduced to an aggregate of $1,620,137.  In March 2102, the Officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company.  The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum.  For the three months ended March 31, 2012 and March 31, 2011, interest expense was recorded in the amount of $26,038 and $24,559, respectively.

Liquidity and Capital Resources

Three and Three Months Ended March 31, 2012 Compared to March 31, 2011

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

Cash totaled $428,771 and $269,451 at March 31, 2012 and 2011, respectively.  The change in cash is as follows:

	Three Months Ended March 31,
	2012	2011	Change
Cash provided (used) by operations	$51,201	$(18,712)	$69,913
Cash provided (used) in investing activities	(27,771)	(64,717)	$36,946
Cash provided (used) in financing activities	-	145,000	$(145,000)
Increase (decrease) in cash and cash equivalents	$23,430	$61,571	$(38,141)

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season.  Cash provided by operations in the three months ended March 31, 2012, compared to 2011, increased by $69,913 due to increased prepaid and other accrued expenses, a decrease in the accounts payable balance and decreases in accounts receivable and inventory.  Cash used in the same periods for investing activities relates to investment in additional music, DVD and toy products.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009.  Interest expense was recorded in the three months ended March 31, 2012 and 2011 in the amounts of $3,454 and $4,008, respectively.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through March 31, 2011 to subordinated long term notes payable in an aggregate of $1,620,137.  In March 2012, the Officers agreed to convert the sum of $1,572,161 to shares of common stock of the Company.  The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum.  For the three months ended March 31, 2012 and March 31, 2011, interest expense was recorded in the amount of $26,038 and $24,559, respectively.

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

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.  In March 2012, the Company acquired the additional 25% outstanding ownership interest in the subsidiary from the noncontrolling partner. The financial statements reflect the noncontrolling interest recognized as of March 31, 2012 and December 31, 2011of $0 and $5,366 respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, for the three months ended March 31, 2012, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable events under this Item 3 during the three months ended March 31, 2012.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

On May 2, 2012, the Company entered into a five-year “at will” employment agreement with Jeanene Morgan to serve as the Company’s Chief Financial Officer.  The agreement provides a base salary of $165,000 per annum from January 1, 2012 to December 31, 2012, increasing to $190,000 on January 1, 2013 and $215,000 on January 1, 2014.  After 2014, the agreement provides for base salary increases at the discretion of the Board of Directors with a minimum 5% increase.  The board of directors, in its sole discretion, may grant Ms. Morgan a year-end bonus with a value of no less than 2% of EBITDA of the Company (assuming a positive figure) and up to 100% of Ms. Morgan’s base salary.  Ms. Morgan shall be granted an option to purchase 200,000 shares of the Company’s common stock.  Ms. Morgan shall be permitted to participate in all benefit plans of the Company and receive 4 weeks paid vacation.

The Agreement may be terminated by either party, for any reason, however, termination by the Company will require a “Super Majority” vote of the board of directors, as is defined in the agreement.  If terminated by the Company without Cause or by Ms. Morgan for Good Reason as such terms are defined in the agreement, Ms. Morgan shall receive a 12 month severance package that includes salary and bonus.  If terminated by the Company for Cause, the Company is only obligated to pay all then accrued salary and unused vacation time.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Employment Agreement between Jeanene Morgan and Genius Brands International, Inc. dated as of May 2, 2012

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101
XBRL (Extensible Business Reporting Language) The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity (deficit), (iv) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ Klaus Moeller
Klaus Moeller, Chief Executive Officer