Form 10-Q
period 2012-06-30
Genius Brands International, Inc.
filed 2012-08-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,912,617 shares of common stock, par value $0.001, were outstanding as of August 14, 2012.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Genius Brands International, Inc.

Consolidated Balance Sheets

June 30, 2012 (unaudited) and December 31, 2011 (audited)

ASSETS	6/30/2012	12/31/2011
Current Assets:
Cash	$1,191,509	$405,341
Accounts Receivable, net	762,163	1,021,039
Inventory	221,510	340,782
Prepaid and Other Assets	317,258	168,486
Total Current Assets	2,492,440	1,935,648

Property and Equipment, net	29,206	32,894
Capitalized Product Development in Process	353,194	278,696
Intangible Assets, net	334,915	405,019
Debenture Issuance Costs	256,040	–
Total Assets	$3,465,795	$2,652,257

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$547,675	$1,008,460
Accrued Expenses	377,082	408,684
Accrued Salaries and Wages	493,277	193,519
Accrued Interest - Debentures	19,049	19,049
Unearned Revenue	482,746	–
Total Current Liabilities	1,919,829	1,629,712

Long Term Liabilities:
Debenture (Net of discount) and Accrued Interest	623,226	–
Notes Payable – Related Parties and Accrued Interest	435,665	2,143,178

Total Liabilities	2,978,720	3,772,890

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized; 71,862,617 and 60,698,815 shares issued and outstanding, respectively	71,863	60,699
Additional Paid in Capital	9,740,175	6,959,083
Accumulated Deficit	(9,324,963)	(8,135,049)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	487,075	(1,115,267)
Noncontrolling Interest	–	(5,366)
Total Equity	487,075	(1,120,633)

Total Liabilities & Stockholders’ Equity (Deficit)	$3,465,795	$2,652,257

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.

Consolidated Statements of Operations

Periods Ending June 30, 2012 and 2011 (unaudited)

	Three Months Ending		Six Months Ending
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Revenues:
Product Sales	$1,601,212	$791,568	$2,602,463	$1,684,859
Licensing & Royalties	40,586	44,168	70,282	458,053
Total Revenues	1,641,798	835,736	2,672,745	2,142,912

Cost of Sales (Excluding Depreciation)	1,290,745	575,814	2,024,876	1,129,722

Gross Profit	351,053	259,922	647,869	1,013,190

Operating Expenses:
Product Development	2,622	2,156	8,302	7,419
Professional Services	30,693	77,907	104,568	144,767
Rent Expense	9,431	26,321	18,863	58,643
Marketing & Sales	239,563	142,120	429,120	506,672
Depreciation & Amortization	36,974	54,265	75,689	109,094
Salaries and Related Expenses	437,973	327,949	847,337	634,236
Stock Compensation Expense	61,419	304,596	123,379	306,367
Other General & Administrative	182,026	71,844	258,430	144,888
Total Operating Expenses	1,000,701	1,007,158	1,865,688	1,912,086

Loss from Operations	(649,648)	(747,236)	(1,217,819)	(898,896)

Other Income (Expense):
Other Income	86	10,641	171	21,059
Interest Expense	(3,987)	–	(5,147)	(1,145)
Interest Expense – Related Parties	(5,978)	(29,733)	(38,033)	(63,594)
Gain (loss) on extinguishment of debt	76,280	–	76,280	–

Net Other Income (Expense)	66,401	(19,092)	33,271	(43,680)

Loss before Income Tax Expense and Noncontrolling Interest	(583,247)	(766,328)	(1,184,548)	(942,576)

Income Tax Expense	–	–	–	–

Net Loss	(583,247)	(766,328)	(1,184,548)	(942,576)
Acquisition of Noncontrolling Interest	–	–	(5,366)	–
Net Loss attributable to Noncontrolling Interest	–	977	–	4,421
Net Loss attributable to Genius Brands International, Inc.	$(583,247)	$(765,351)	$(1,189,914)	$(938,155)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	62,312,162	59,490,691	63,277,002	56,215,116

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Noncontrolling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2011 (audited)	60,698,815	$60,699	$6,959,083	$(5,366)	$(8,135,049)	$(1,120,633)

Common Stock Issued for Cash	950,000	950	189,050	–	–	190,000
Common Stock Issued for Services	1,486,070	1,486	323,228	–	–	324,714
Common Stock Issued in exchange for repayment of Note Payable	8,727,732	8,728	1,736,818	–	–	1,745,546
Warrants Granted for Debenture Issuance Costs	–	–	28,929	–	–	28,929
Warrants Granted for Debt Discount	–	–	379,688	–	–	379,688
Stock Compensation Expense	–	–	123,379	–	–	123,379
Acquisition of Noncontrolling Interest	–	–	–	5,366	–	5,366
Net Loss	–	–	–	–	(1,189,914)	(1,189,914)

Balance, June 30, 2012 (unaudited)	71,862,617	$71,863	$9,740,175	$–	$(9,324,963)	$487,075

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ending
	6/30/2012	6/30/2011
Cash Flows from Operating Activities:
Net Loss	$(1,184,548)	$(942,578)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	5,586	6,771
Amortization Expense	70,104	102,323
Issuance of Common Stock for Services	324,714	9,690
Accretion of discount on convertible notes payable	1,581	–
Stock Compensation Expense	123,379	306,367

Decrease (increase) in operating assets
Accounts Receivable	258,876	611,585
Inventory	119,272	(25,672)
Prepaid Expenses & Other Assets	(148,772)	(209,249)

Increase (decrease) in operating liabilities
Accounts Payable	(460,785)	(519,492)
Accrued Salaries	299,758	136,548
Accrued Interest	1,333	–
Accrued Interest – Related Party	38,033	63,594
Other Accrued Expenses	451,144	377,377
Net cash provided/(used) in operating activities	(100,325)	(82,736)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(74,498)	(116,422)
Purchase of Fixed Assets	(1,898)	(7,720)
Net cash provided/(used) by investing activities	(76,396)	(124,142)

Cash Flows from Financing Activities:
Sale of Common Stock	190,000	860,000
Common Stock Offering Cost	–	(1,770)
Proceeds from long term debenture	1,000,000	–
Issuance costs on long term debenture	(227,111)	–
Payments on Related Party Debt	–	(120,000)
Net cash provided/(used) by financing activities	962,889	738,230

Net increase/(decrease) in cash	786,168	531,352
Beginning Cash Balance	405,341	207,880
Ending Cash Balance	$1,191,509	$739,232

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$–	$–
Cash paid for interest	$1,160	$1,145
Related Party Note converted to Common Stock	$1,745,546	$200,000
Warrants granted for debenture issuance costs	$28,929	$–
Discount on long term debentures attributed to Warrants	$379,688	$–

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

Note 1: The Company and Significant Accounting Policies

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), formerly known as Pacific Entertainment Corporation, develops, markets and distributes music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands, including Baby Genius and Little Genius. Our products include video, music and books based on our characters and content distributed at wholesale to retail stores and outlets, direct to consumers through various “deal for a day” sites and through digital platforms. The Company obtains rights to the content of other studios for distribution through our warehouse facility to our customers, for which we either pay royalty fees or earn distribution fees. We also license the use of our brands and characters, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, from whom we receive advances and royalties.

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

On January 11, 2011, the Company signed an agreement with Jakks Pacific’s Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® immediately began development of a comprehensive line of musical and early learning toys, incorporating the music, characters and themes from the Baby Genius series of videos and music CDs. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys and musical toys, as well as several other non-exclusive categories, and is being marketed to retail stores for third quarter 2012. As part of the development of the new toy products, the Company created several new characters.

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company actively participated in a research study into the use of music-based curriculum through a major university for three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. Dr. Ritblatt, who holds a Doctorate of Philosophy in Child Development and Family Relations has conducted research into child development and has experience developing early learning curriculum for children. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

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

In 2012, the Company signed agreements with Nokia and Microsoft to develop applications based on our content, characters and kindergarten readiness program. The initial two applications in development, games based on our characters, are anticipated to be available through Microsoft Marketplace in the third quarter of 2012. Additional applications featuring a variety of tools, including lesson plans, curriculum and songs, are currently in development and planned for launch in fourth quarter 2012. These applications are designed to assist parents in teaching academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

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

Interim Consolidated Financial Statements

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. The results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2012.

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

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation. In March 2012, the Company acquired the additional 25% outstanding ownership interest in the subsidiary from the noncontrolling partner. The Company dissolved the limited liability company with the State of California Secretary of State and thus no consolidation occurred subsequent to June 30, 2012. The financial statements reflect the noncontrolling interest recognized as of June 30, 2012 and December 31, 2011 of $0 and $5,366 respectively.

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

Liquidity - Historically, the Company has incurred net losses. As of June 30, 2012, the Company had a consolidated accumulated deficit of $9,324,963 and total stockholders’ equity of $487,075. At June 30, 2012, the Company had consolidated current assets of $2,492,440, including cash of $1,191,509, and consolidated current liabilities of $1,919,829, resulting in a working capital of $572,611. For the six month period ending June 30, 2012, the Company reported a consolidated net loss of $1,184,548, including stock option expense of $123,379 which has no cash expenditure requirement. The Company had net cash used by operating activities of $100,325. Management believes that its increasing revenue each year over the prior year and cash generated by operations, together with funds available from short-term related party advances and funding from debentures issued, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Note 2: Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue of the following as of:

	6/30/2012	12/31/2011
Furniture and Equipment	$89,159	$87,261
Less Accumulated Depreciation	(59,953)	(54,367)
Net Fixed Assets	$29,206	$32,894

Trademarks	$129,831	$129,831
Product Masters	3,255,107	3,255,107
Other Intangible Assets	224,605	224,605
Less Accumulated Amortization	(3,274,628)	(3,204,524)
Net Intangible Assets	$334,915	$405,019

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets. At the six months ending June 30, 2012 and twelve months ending December 31, 2011 it was determined that no impairment exists.

The Company continues to develop new CDs and DVDs, in addition to adding content, improved animation and bonus songs/features to their existing CD and DVD collection. In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. As of June 30, 2012, the Company has $353,194 in Capitalized Product Development in Process representing DVD, CD, preschool readiness program and toy development projects not yet completed.

Note 3: Accrued Liabilities

Accrued Salaries and Wages as of June 30, 2012 total $493,277 and $193,519 as of December 31, 2011. Debenture Interest accrued and unpaid for the 2006 issuance of $2.5 million is $19,049 as of June 30, 2012 and December 31, 2011. Interest on this series of debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock. Other Accrued Liabilities, totaling $377,082 as of June 30, 2012 and $408,684 as of December 31, 2011, include a reserve for product returns, music royalty payments, financed insurance costs, commissions to outside representatives on net sales and royalty income, and amounts accrued but not yet due to studios for distributed products. The reserve for returned product represents an estimate of potential product returns in future periods and is evaluated for reasonableness each reporting period. Unearned revenue was recognized in the amounts of $482,746 as of June 30, 2012 and $0 as of December 31, 2011, representing prepayment by a customer of sales not recorded until shipment was made in July 2012.

Note 4: Long Term Notes Payable and Accrued Interest

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock.  The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”).

The Company issued to Hillair the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by Hillair to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $0.21 per share, subject to adjustments.  Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. Commencing on December 27, 2013, the Company will be obligated to redeem a certain amount under the Debenture on a quarterly basis, in an amount equal to $250,000 on each of December 27, 2013 and March 27, 2014 and $500,000 on June 27, 2014, until the Debenture’s maturity date of June 27, 2014.  Accrued interest was recorded for the debenture as of June 30, 2012 and December 31, 2011 in the amounts of $1,333 and $0, respectively.

Debt Discount was recorded in the amount of $379,689, based on the Black-Scholes valuation for the warrants issued using the following assumptions:

Risk-free interest rate	0.73%
Expected life in years	5
Dividend yield	0
Expected volatility	63.65%

For the three months ended June 30, 2012 and June 30, 2011, amortization of the debt discount was recorded in the amounts of $1,582 and $0, respectively.

To secure the Company’s obligations under the Debenture, the Company granted a security interest in certain of its property to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debenture.

National Securities Corporation acted as placement agent to the Company in connection with the Debenture and Warrant Transaction and received commissions of 8% of the gross proceeds and a five year warrant to purchase 380,952 shares of the company’s common stock at a price of $0.33 per share, which warrant contained terms substantially similar to the Debenture Warrants.

Additional information regarding the Debenture may be found in the Form 8-K filed by the Company on July 2, 2012.

	6/30/2012	12/31/2011
Debenture - $1,000,000 16% senior secured convertible	$1,000,000	$–
Debt Discount	(378,107)	–
Accrued Interest	1,333	–
Total Notes Payable and Accrued Interest	623,226	–
Less: Current Portion	–	–
Long Term Portion	$623,226	$–

Note 5: Notes Payable and Accrued Interest - Related Parties

As of June 30, 2012 and December 31, 2011, the Company had the following notes payable and accrued interest balances outstanding:

	6/30/2012	12/31/2011
Related Party Note Payable to Company	$–	$136,840
Accrued Interest on Related Party Note	–	33,982
Officer Loans to Company	194,163	194,163
Accrued Interest on Officer Loans to Company	41,916	34,957
Subordinated Officer Loans to Company	159,753	1,620,137
Accrued Interest on Subordinated Loans	39,833	123,099
Total Notes Payable and Accrued Interest	435,665	2,143,178
Less: Current Portion	–	–
Long Term Portion	$435,665	$2,143,178

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum as a short term note payable.  The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Payments were made on the outstanding principal in the amount of $14,000 and $10,000 on February 9, 2011 and April 27, 2011, respectively. On April 1, 2011, Ms. Moeller converted $200,000 of the outstanding principle to 1,000,000 shares of the Company’s common stock. On March 31, 2012, Ms. Moeller agreed to convert the remaining balance, including outstanding principal and interest, in the amount of $173,385 to 866,925 shares of common stock of the Company, or $0.20 per share. The note was fully repaid as of March 31, 2012. Accrued interest was recorded for the six month period ended June 30, 2012 and December 31, 2011 in the amounts of $0 and $33,982, respectively.

Notes were issued in favor of four of the Company’s officers for loans to the Company at various times during the years 2007 through 2009. Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. The amount due to the officers on these notes includes accrued but unpaid interest in the amounts of $41,916 and $34,957 as of June 30, 2012 and December 31, 2011, respectively.

On March 31, 2011, four of the officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. On March 31, 2012, three of the officers agreed to convert the entire balance outstanding on their respective notes in the cumulative amount of $1,326,048, including principal and interest, to 6,630,241 shares of common stock of the Company as payment in full. The remaining officer converted a total of $246,113 of the outstanding balance for 1,230,566 shares of common stock of the Company. All shares issued in exchange for the notes were valued at $0.20 per share. The remaining note has a principal balance of $159,753, a maturity date of January 15, 2015 and a stated interest rate of six percent (6%) per annum. There is no prepayment penalty. As of June 30, 2012 and December 31, 2011, the accrued but unpaid interest totals $39,833 and $123,099, respectively.

Note 6: Stockholders’ Equity

As part of the reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value. As of June 30, 2012, 71,862,617 shares of common stock were outstanding.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 which may have such designation, rights and preferences as approved by the Board of Directors. As of June 30, 2012, no shares of preferred stock were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On March 31, 2012, the Company issued 8,727,732 shares of common stock in exchange for outstanding notes payable, including principal and interest, in the cumulative amount of $1,745,546, or $0.20 per share, for certain related parties and officers of the Company.

Through June 30, 2012, stock option grant notices for up to 15,220,000 shares of common stock to employees and service providers of the Company pursuant to the 2008 Stock Option Plan are outstanding. In accordance with the provisions of Topic 718, Compensation, of the Accounting Standards Codification, which require companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest, $123,379 has been recognized as Additional Paid in Capital as the value of these options granted for the six months ended June 30, 2012. Additional details regarding the stock options granted is found in Note 9: Stock Options.

On April 11, 2012, the Company agreed to issue 1,000,000 shares of common stock in exchange for services valued at $235,000.

On May 2, 2012, the Company issued 111,070 shares of common stock in exchange for services valued at $22,214.

On May 10, 2012, the Company issued 250,000 shares of common stock pursuant to a consulting agreement. The services are valued at $42,500.

On May 10, 2012, the Company issued 900,000 shares of common stock in exchange for cash in the amount of $180,000, or $0.20 per share, to an accredited investor. The Company issued an additional 50,000 shares to the same investor on June 25, 2012 in exchange for $10,000 cash.

On June 20, 2012, the Company issued 125,000 shares of common stock for services valued at $25,000.

On June 27, 2012, a senior secured convertible debenture was issued in the face value of $1,000,000 with a stated conversion price of $0.21, subject to certain adjustments, and 5,000,000 warrants, which is equal to the total face value divided by the stated warrant conversion price of $0.20. The debenture warrants may be exercised at any time on or after June 27, 2012 and on or prior to the close of business on June 27, 2017, at an exercise price of $0.33 per share, subject to adjustments upon certain events.  The warrants contain full anti-dilution protection and were valued at $379,688, which was recorded as debt discount as of June 30, 2012 (see also Note 4).

The Company issued warrants to purchase up to 380,952 shares of the company’s common stock at a price of $0.33 per share, which warrant contained terms substantially similar to the Debenture Warrants to National Securities Corporation and several of its employees, who acted as placement agent to the Company in connection with the Debenture. The warrants were valued at $28,929, which was recorded as debt issuance costs, using a Black-Scholes calculation with the following assumptions:

Risk-free interest rate	0.73%
Expected life in years	5
Dividend yield	0
Expected volatility	63.65%

The Company is required to reserve shares equal to the total outstanding debentures divided by seventy-five percent (75%) of the conversion price plus the outstanding warrants. As of June 30, 2012, we have reserved 11,349,206 shares of common stock for the debenture conversion provision and warrants issued to Hillair. The net proceeds of the debenture, after legal fees, due diligence fees and commissions were $796,817.

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

Note 7: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 8: Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2012 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

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

On January 1, 2012, the Company issued a Stock Option Grant to the Vice President of Sales for the purchase of up to 25,000 shares of common stock, fully vesting as of March 31, 2012, with a life of five years and an exercise price of $0.50.

On May 2, 2012, pursuant to an employment agreement with the Chief Financial Officer, the Company issued and option to purchase up to 200,000 shares of common stock. The option fully vests on December 31, 2014, has a five year term and a exercise price of $0.44.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2012. The Company used the following assumptions for the 2012 valuations:

Risk-free interest rate	0.82-0.85%
Expected life in years	5
Dividend yield	0
Expected volatility	59.19-63.64%

The following schedule summarizes the changes in the Company’s stock option plan for the six months ended June 30, 2012:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2011	14,995,000	$0.18-0.55	4.47 years	–	$0.43
Options Granted	225,000	$0.44-0.50	4.83 years	–	$0.45
Options Exercised	–	–	–	–	–
Options Expired	–	–	–	–	–
Balance at June 30, 2012	15,220,000	$0.18-0.55	4.23 years	–	$0.44

Exercisable June 30, 2012	12,070,000	$0.18-0.55	2.52 years	–	$0.34

During the six months ended June 30, 2012 and 2011 the Company recognized $123,379 and $306,367 in Stock Compensation expense, respectively.

Note 10: Warrants

During the three months ended June 30, 2012, 5,380,952 warrants were issued to various holders as part of the debenture issued on June 27, 2012. The warrants have an exercise price of $0.33, subject to adjustment, and a term of five (5) years.

The following schedule summarizes the changes in the Company’s warrants for the six months ended June 30, 2012:

	Number	Exercise	Weighted Average
	of	Price	Exercise Price
	Warrants	per Share	per Share
Exercisable December 31, 2011	471,108	$0.40	$0.40
Warrants Granted	5,380,952	$0.33	$0.33
Warrants Exercised	–	–	–
Warrants Expired	–	–	–
Balance at June 30, 2012	5,852,060	$0.33-0.40	$0.34

Exercisable June 30, 2012	5,852,060	$0.33-0.40	$0.34

The following schedule summarizes the outstanding warrants at June 30, 2012:

Number of Warrants Outstanding at June 30, 2012	Number of Warrants Exercisable at June 30, 2012	Expiration Date	Exercise Price
5,852,060	5,852,060	2013-2017	$0.33 - 0.40

Note 11: Employment Agreements

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

The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2012	$753,077
2013	1,090,000
2014	1,160,000
2015	1,218,002
2016	497,506
Total	$4,718,585

Note 12: Limited Liability Company

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

On May 2, 2012, the Board of Directors approved the cancellation of the California Limited Liability Company. The cancellation has been approved by the California Secretary of State and the company has been dissolved. There will be no additional consolidation of results subsequent to June 30, 2012.

Note 13: Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued in accordance with Financial Accounting Standards Board Codification Topic 855, Subsequent Events.

On July 12, 2012, the Company issued 50,000 shares of common stock in exchange for cash in the amount of $10,000, or $0.20 per share, to an accredited investor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2012 and 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our products include video, music and books based on our characters and content distributed at wholesale to retail stores and outlets, direct to consumers through various “deal for a day” sites and through digital platforms. The Company obtains rights to the content of other studios for distribution through our warehouse facility to our customers, for which we either pay royalty fees or earn distribution fees. We also license the use of our brands and characters, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, from whom we receive advances and royalties.

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

On January 11, 2011, the Company signed a world-wide license agreement with Jakks Pacific’s Tollytots® division for a new toy line. As a result of the five-year agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes from the Baby Genius series of videos and music CDs. The new toy line will cover a broad range of exclusive categories, including learning and developmental toys, most plush toys, and musical toys, as well as several other non-exclusive categories. As part of the development of the new products, the Company has engaged in the creation of several new characters as well as updating the existing characters. The Company anticipates the new toys will be available at retail beginning in third quarter 2012.

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

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years.  The Company actively participated in a research study into the use of music-based curriculum through a major university for three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. Dr. Ritblatt, who holds a Doctorate of Philosophy in Child Development and Family Relations has conducted research into child development and has experience developing early learning curriculum for children. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement.  COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company.  Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party.  Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

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

In 2012, the Company signed agreements with Nokia and Microsoft to develop applications based on our content, characters and kindergarten readiness program. The initial two applications in development, games based on our characters, are anticipated to be available through Microsoft Marketplace in the third quarter of 2012. Additional applications featuring a variety of tools, including lesson plans, curriculum and songs, are currently in development and planned for launch in fourth quarter 2012. These applications are designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

Results of Operations

Three and Six Month Periods Ended June 30, 2012 Compared to June 30, 2011

Our summary results of operations are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,641,798	$835,736	$2,672,745	$2,142,912
Costs and Operating Expenses	(2,254,472)	(1,528,707)	(3,814,875)	(2,932,714)
Depreciation and Amortization	(36,974)	(54,265)	(75,689)	(109,094)
Loss from Operations	(649,648)	(747,236)	(1,217,819)	(898,896)

Other Income	86	10,641	171	21,059
Interest Expense	(9,965)	(29,733)	(43,180)	(64,739)
Gain on settlement of debt	76,280	–	76,280	–
Total Other Income	66,401	(19,092)	33,271	(43,680)

Net Loss	(583,247)	(766,328)	(1,184,548)	(942,576)
Acquisition of Noncontrolling Interest	–	–	(5,366)	–
Net Loss attributable to Noncontrolling Interest	–	977	–	4,421
Net Loss attributable to Genius Brands International, Inc.	$(583,247)	$(765,351)	$(1,189,914)	$(938,155)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	63,312,162	59,490,691	63,277,002	56,215,116

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended March 31,		Six Months Ended June 30,
	2012	2011	2012	2011
Genius Brands Product Sales	$480,957	$432,758	$1,002,980	$1,076,476
Licensed and Distributed Products	1,120,255	358,810	1,599,483	608,383
Royalty Revenue	40,586	44,168	70,282	458,053
Total Revenue	$1,641,798	$835,736	$2,672,745	$2,142,912

Genius Brands product sales represent items in which the Company holds the copyrights and/or trademarks to the characters and content which are manufactured and sold by the Company directly, either at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website. The increase of $48,199 (11.1%) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was due to an increase in DVD sales offset by a decrease in CD sales. The decrease of $73,496 (6.8%) for the six months ended June 30, 2012 compared to the six month period ended June 30, 2011 is a result of a decrease in DVD and CD sales. Management believes that the Company is on target to slightly increase direct product sales volumes over 2011, although economic and retail conditions in the market could impact our future sales in a negative manner and we are unable to guarantee increased sales. We continue to explore additional sales opportunities with customers and new distribution channels; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock inventory from other studios which we sell and from which we receive income. For the three months ended June 30, 2012, the category increased by $761,445 (212.2%) over the same period in 2011 as a result of an increase in outside overstock studio product acquired and sold and other studios’ distributed products. For the six months ended June 30, 2012, the increase of $991,100 (162.9%) was the result of an increase in outside overstock studio product acquired and sold. The timing of the sales of overstock product is intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios.

Royalty revenue is income for our characters and brands licensed to others to manufacture and/or market, both internationally and domestically, and our content distributed through licensed digital distribution providers. For the three months ended June 30, 2012 compared to the same period in 2011, there was a decrease of $3,582 (8.1%) as a result of timing for international licensing reporting and collection. For the six months ended June 30, 2012 compared to the six months ended June 30, 2011 there was a decrease of $387,771 (84.7%). The decrease was caused by the termination of the toy license with Battat. There may be fluctuation in licensing revenue due to economic conditions in the sales territory. We believe this royalty revenue will increase in late 2012 and in the subsequent years with the introduction of the new toy line currently in development with Jakks Pacific’s Tollytots® division. We cannot guarantee that the new toy line will be accepted nor that the royalty revenue will increase.

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

Costs. Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, increased $726,764 (47.5%) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and increased $882,161 (30.1%) for the six months ended June 30, 2012 compared to the same period of 2011.

	Three Months Ended March 31,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of Sales	$1,290,745	$575,814	$2,024,876	$1,129,722
General and Administrative	722,542	808,617	1,352,577	1,288,901
Marketing and Sales	239,563	142,120	429,120	506,672
Product Development	2,622	2,156	8,302	7,419
Total Costs and Operating Expenses	$2,255,472	$1,528,707	$3,814,875	$2,932,714

Cost of sales increased $714,931 (124.2%) during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $895,154 (79.2%) for the six months ended June 30, 2012 compared to the same six month period of 2011, as a result of increased sales volumes, product mix variations, and shipping costs.

Operating expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services. Costs associated with these categories are detailed as follows:

General and administrative costs decreased $86,076 (10.6%) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This is the result of increases in salaries and related expenses of $110,024 and investor relations of $105,182, offset by decreased stock compensation expense of $243,177, rent expenses in the amount of $16,890 and legal fees of $31,008. For the six months ended June 30, 2012 compared to the same period in 2011, general and administrative costs increased $63,676 (4.9%) due to increases in salaries and related expenses of $213,101 and investor relations costs of $115,568 offset by decreases in stock compensation expense of $182,988 and legal fees of $34,024.

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact. Marketing expenses exhibit some fluctuation due to timing of trade shows attended. For the three months ended June 30, 2012 compared to the same period in the prior year the total expense increased $97,443 (68.6%), due to increases of commission expense for “deal for a day” revenue. The expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 decreased $77,552 (15.3%) due to decreased commissions paid for royalty revenue.

Product development expenses are for routine and periodic alterations to existing products. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, these expenses increased $466 (21.6%) and increased $883 (11.9%) for the six months ended June 30, 2012 compared to the same period in the prior year. All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Operating expenditures are not generally seasonal and require consistent cash outflows.

Interest Expense. Interest expense primarily resulted from related party loans.

The Company borrowed funds from four of the officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the officers.   The proceeds from the notes were used to pay operating obligations of the Company.   Interest expense for these loans was recorded in the three months ended June 30, 2012 and 2011 in the amounts of $3,506 and $3,096, respectively. For the six months ended June 30, 2012 compared to the same period of 2011, interest expenses for these loans were recorded in amounts of $6,960 and $7,103, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. Interest expense for the three month period ended June 30, 2012 and June 30, 2012 was $0 and $2,184, respectively. The interest expense for the six months ended June 30, 2012 and June 30, 2011 was $2,562 and $7,488, respectively. The note is paid in full.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2102, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended June 30, 2012 and June 30, 2011, interest expense was recorded in the amount of $2,472 and $24,453, respectively. For the six months periods ended June 30, 2012 and 2011, interest expense was recorded in the amounts $28,510 and $49,012, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. The Company recorded interest expense for the three and six months ended June 30, 2012 and June 30, 2011 in the amounts of $1,333 and $0, respectively.

Liquidity and Capital Resources

Three and Six Months Ended June 30, 2012 Compared to June 30, 2011

To date, we have relied on a combination of revenue, loans from officers and private offerings of our securities to meet our cash requirements. Currently, our principal source of liquidity is cash in the bank. Management believes that its increasing revenues and cash generated by operations, together with funds available from short-term related party advances and the debenture issuance, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding through equity and related party loans or be forced to scale back its development plans or to significantly reduce or terminate operations.

Cash totaled $1,191,509 and $739,232 at June 30, 2012 and 2011, respectively. The change in cash is as follows:

	Six Months Ended June 30,
	2012	2011	Change
Cash provided (used) by operations	$(100,325)	$(82,736)	$(17,589)
Cash provided (used) in investing activities	(76,396)	(124,142)	$47,746
Cash provided (used) in financing activities	962,889	738,230	$224,659
Increase (decrease) in cash and cash equivalents	$786,168	$531,352	$254,816

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Cash used by operations in the six months ended June 30, 2012, compared to 2011, increased by $17,589 due to increased prepaid and other accrued expenses, a decrease in the accounts payable balance and decreases in accounts receivable and inventory. Cash used in the same periods for investing activities decreased $47,746 and relates to investment in music, DVD, preschool readiness program and toy products.

Notes were issued in favor of four of our officers for loans to the Company at various times during the years 2007 through 2009. Interest expense was recorded in the six months ended June 30, 2012 and 2011 in the amounts of $6,960 and $7,103, respectively.

On March 31, 2011, four of the officers agreed to convert accrued but unpaid salaries through March 31, 2011 to subordinated long term notes payable in an aggregate of $1,620,137. In March 2012, the Officers agreed to convert the sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the six months ended June 30, 2012 and June 30, 2011, interest expense was recorded in the amount of $28,510 and $49,012, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. Net proceeds after legal costs, commissions and other fees were $796,817. The Company recorded interest expense for the six months ended June 30, 2012 and June 30, 2011 in the amounts of $1,333 and $0, respectively.

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

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation. In March 2012, the Company acquired the additional 25% outstanding ownership interest in the subsidiary from the noncontrolling partner. The subsidiary has been closed and no additional results will consolidated subsequent to June 30, 2012. The financial statements reflect the noncontrolling interest recognized as of June 30, 2012 and December 31, 2011 of $0 and $5,366 respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, for the six months ended June 30, 2012, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2012, the Company issued 1,000,000 shares of common stock for services valued at $235,000.

On May 2, 2012, the Company issued 111,070 shares of common stock for services valued at $22,214.

On May 10, 2012, the Company issued 250,000 shares of common stock pursuant to a consulting agreement. The services are valued at $42,500.

On May 10, 2012, the Company issued 900,000 shares of common stock for cash in the amount of $180,000, or $0.20 per share, to an accredited investor. The Company issued an additional 50,000 shares to the same investor on June 25, 2012 for $10,000 cash.

On June 20, 2012, the Company issued 125,000 shares of common stock for services valued at $25,000.

Proceeds from the sales of equity securities are used for working capital.

The Company relied on an exemption pursuant to Rule 506 of Regulation d and/or Section 4(2) of the Securities Act of 1933, as amended in connection with the foregoing issuances.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the three months ended June 30, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1	Securities Purchase Agreement dated June 27, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)

10.2	Security Agreement dated June 27, 2012(Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)

10.3	Form of 16% Senior Secured Convertible Debenture due June 27, 2014(Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)

10.4	Form of Common Stock Warrant pursuant to Securities Purchase Agreement dated June 27, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)

10.5	Form of Subordination Agreement pursuant to Securities Purchase Agreement dated June 27, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101*	XBRL (Extensible Business Reporting Language) The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity (deficit), (iv) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements

______________________

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 14, 2012

By: /s/ Klaus Moeller
Klaus Moeller, Chief Executive Officer

