Form 10-K
period 2012-12-31
Genius Brands International, Inc.
filed 2013-04-01
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

000-54389

Commission file number

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3111 Camino del Rio North, Suite 400

San Diego, CA 92108

(858) 450-2900

(Address and telephone number of principal executive offices)

5820 Oberlin Dr. Suite 203, San Diego, CA 92121

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the last sale price of the issuer common stock reported on the OTC Bulletin Board on June 29, 2012 was $7,698,429.

As of April 1, 2013, there were 72,383,205 shares of common stock outstanding.

Genius Brand International, Inc.

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

Part I

Item 1.               Description of Business.

General

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), f/k/a Pacific Entertainment Corporation, creates and distributes music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands, including Baby Genius. We create, market and sell children’s videos, music, books and other products in the United States by distribution at wholesale to retail stores, direct to consumers through various “deal for a day” sites and through digital platforms using intellectual property developed and owned by us. We license the use of our intellectual property, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties. The Company also obtains rights to the content of other studios for distribution through our warehouse facility to our customers, for which we either pay royalty fees or earn distribution fees. We have licensing agreements with other companies under which we produce music-based products using their characters and brands and for which we pay a royalty.

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

In addition to the distribution of our products, we have developed and will continue to develop multiple revenue streams which include worldwide licensing and merchandising opportunities for toys and other customer products that have been inspired by our brands or which we feel we can market and sell through our distribution channels. The Company is committed to providing the very best in children’s education and developmental entertainment, as well as quality items based on our brand and licensed characters.

Following is a summary of our revenues, assets and net losses for our two most recent fiscal years ended December 31, 2012 and December 31, 2011:

	2012	2011

Total Revenue	$6,570,199	$6,023,010

Net Loss	$(2,067,609)	$(1,372,259)

Total Assets	$2,816,021	$2,652,257

Total Liabilities	$3,061,264	$3,772,890

Accumulated Deficit	$(10,208,024)	$(8,135,049)

Distribution

The Company believes that the distribution of products is changing from the traditional brick and mortar retail store to an increasing emphasis on digital delivery whereby the owners of content will be able to reach customers directly through a digital delivery platform. In 2013, we began creation of a digital delivery application and anticipate the initial completion date in the second quarter of 2013. We also self-distribute products through direct relationships with customers, both retail and wholesale, from our warehouse facility in Rogers, Minnesota.

Where we have licensed our brands for production of additional product lines, such as toys and other products, the products are primarily distributed by the licensee through the licensee’s marketing channels, although we may have opportunities for direct distribution through our website at www.babygenius.com.

We experience a risk of concentration of customers on our products because two of our customers represented in excess of 10% of sales during our last fiscal year. In the event we were to lose these accounts, it could have an adverse impact on our results of operations or financial condition to the extent we could not replace sales to other customers, new or existing.

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

Products

Our products consist primarily of family and children’s videos, music, books and other entertainment products.  The products are manufactured and sold under brand names such as “Baby Genius”, “Little Genius”, “Kid Genius”, “Wee Worship” and “123 Favorite Music”.  The Company has created eleven videos, five hundred songs and twelve books which are owned by us and we continue to add content to the library. Some Baby Genius products are bilingual in English and Spanish versions. Our Baby Genius brand products are designed primarily for ages from 0 – 5 years and our Little Genius products focus on children up to age 8 years.

We also license our Baby Genius brand and characters for various product lines including toys, games and puzzles, sippy cups, and early learning aids, as well as others, and receive advances and royalties based on sales of these products.

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line to be distributed world-wide. As a result of the agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes associated with our Baby Genius series of videos and music CDs. As described above under “Distribution”, the toy line covers a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® has the sole right to manufacture, market and distribute on a world-wide basis.  It also allows Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys, where we may already have other licenses who produce similar products or may grant licenses for such products to new parties in addition to Tollytots®.  We have received recoupable advances and will receive quarterly royalty payments in excess of the advances, if applicable, from sales of products developed under the agreement by Tollytots®.  The Company will have rights to sell product developed under the license agreement directly via its website subject to availability of inventory from Tollytots®.  The agreement provides for certain guaranteed minimum payments to the Company for each contract year.  The agreement is subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories have not been met in any contract year. Currently, Tollytots® has several toys developed for the line, including musical and early learning toys, and the toys were available for retail sales beginning in the third quarter of 2012.

We experienced a reduction in royalty revenue in 2011 and 2012 due to the gap between the cessation of sales by Battat in Spring 2011 and the commencement of sales of the Tollytots® line in Fall 2012.  The new toy line did not produce additional royalty revenue subsequent to its launch at retail in the third quarter of 2012 in excess of the guaranteed minimum payments and there is no guarantee that it will produce additional revenue in the future.

We will continue to explore the potential for derivative products under the Baby Genius brand to expand brand awareness and sales.  For instance, we have created custom products using the Baby Genius brand for several book and music premiums, including Wendy’s, Taco Bell and Gerber.  For example, through an agreement with a third party licensee, we created small books based on our characters specifically for Wendy’s which were inserted as a gift in kids meals purchased at Wendy’s locations throughout 2012.

On September 20, 2010, the Company entered into a joint venture agreement with Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 2-5 years.  The Company actively participated in a research study into the use of music-based curriculum through a major university for three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. In March 2012, the Company and Dr. Ritblatt agreed to terminate the joint venture agreement. COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company. Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party. Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

The Company has developed the Ready!Play!Learn!™ program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in the second quarter of 2013. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

In 2013, the Company signed agreements to develop an application based on our content and characters. The initial application includes digital video and music delivery, with games and puzzles based on our characters, which is scheduled to be available in the second quarter of 2013. Future enhancements include a variety of tools, including lesson plans, curriculum and songs designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

We created a set of early learning cards “Numbers and Alphabet” using our characters which were made available in 2012 and are currently developing additional products for addition to our catalog in 2013.

The Company launched a line of DVDs including classic movies and television programs under the brand “Pacific Entertainment Presents”. Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, Sci-Fi, Action, Mystery, War, and Gangster, an additional six titles were added expanding the line with the Super Hero’s collection as well as Family Favorites. In 2011 and 2012, we obtained the rights to distribute other studios’ films on DVD, Blu-Ray, digital and broadcast formats under our brand were included in our product catalog starting in the third quarter of 2011. The term of the agreements vary from three to five years.

We have third party licensing agreements under which we developed musical products under other brands. Through an exclusive licensing agreement with the San Diego Zoological Society, we created a series of Baby Genius DVD’s featuring footage from the San Diego Zoo and San Diego Wild Animal Park.  We will continue to investigate partnerships which may lead to valuable additions to our product lines.

Marketing

We market our products in a variety of ways, including through our website at www.babygenius.com.

We have developed a musical based system for early learning to help prepare children for socialization and education. We presented a live concert, featuring Grammy winner Patti Austin, to promote the introduction of the program, in addition to media appearances by Larry Balaban, our Chief Creative Officer.

During the introduction of the Baby Genius toy line in 2009, the Company conducted marketing programs that included print and online advertising, marketing programs targeting mothers with children one to five years old, DVD and CD inserts cross-promoting the product lines, on-air spots running on Comcast and Cox VOD, and a dedicated national publicity campaign, including a television media tour hosted by Chief Creative Officer, Larry Balaban.

We make 12-minute segments of our video products available “On-Demand” through Comcast and Cox Communications. We neither pay nor receive royalties for the airing of these segments, which are geared toward gaining exposure of our products.

In 2012, we signed an agreement with Clear Channel to broadcast segments of our video products through their delivery system to pediatricians’ offices, airports and other locations. The agreement requires no payment and we receive no revenue for the airing of the segments and is for marketing purposes.

From January through December 2012, Wendy’s® used books we created as premiums in their Under 3 Kids Meal© throughout the United States and in some locations in Canada. The books were translated for the Canadian market into French.

Throughout 2011 and 2012, we ran multiple sales campaigns of our video, music and book products on Groupon® to increase our direct to consumer marketing and sales. We reached over 30 million impressions in 2011 through our campaigns with Groupon and continue to run featured products in 2013.

We utilize multiple forms of media to market our brand for all products.  We engage in print campaigns and our Chief Creative Officer, Larry Balaban, has made a number of appearances on television in an effort to create and expand consumer awareness of our products, including appearances on Good Morning America Now, the Today Show, Health Corner, ABC Now, Money Matters, Fox Business, Comcast Babyboost, CN8 PHIL, Dr. Lisa and NBC 4 NY.   Our print advertising has reached consumers through a number of English and Spanish publications in the United States, including Today’s Family Magazine, The Parent Guide, Parents Magazine, Parenting Magazine, and WomansDay.com, among others. Through distributors, promotional partners and direct marketing, we plan to continue marketing our brand worldwide.

Competition

Our Baby Genius brand competes with other brands in the 0 to 60 month age range that produce videos and music, books and other branded, licensed products, including toys.  Some of our main competitors are Baby Einstein, Brainy Baby, So Smart, The Wiggles and Sesame Baby.

The main competition for our video, music and book products comes from the major studios, such as Disney and Universal Studios that produce a large volume of children’s programming, including our main competition, the “Baby Einstein” brand. The next level of competition is from other independent production companies, distributors and content producers/owners.  To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry.

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

We also introduced a toy line based on the Baby Genius brand.  Our primary competitors for these products are Playskool, Fisher Price, Little Tykes and Leapfrog.  However, we will also face intense competition for retail shelf space for these products and will compete with a variety of other toys offered by those retailers in addition to products produced by our primary competitors in the video, music and book markets.

During 2010, the Company introduced a line of DVDs including classic movies and television programs, “Pacific Entertainment Presents”.  The primary competition for this line of products is various studios that also have lines of products considered in the public domain.

Customers and Licensees

Our customers consist of retail stores and distributors, whereby we sell at wholesale pricing for resale, and direct to consumers through our website and “deal for a day” sites. Terms for our retail and distribution customers range from thirty to ninety days from date of shipment. Our direct consumers pay upon order via credit cards. Licenses are granted to companies that, based on our experience and investigation, we believe will offer quality products which will be readily accepted by consumers and have a strong financial history. For fiscal year 2012, the revenue from two customers comprised 43.8% and 17.7% of the Company’s total revenue.  Those two accounts made up 0%, and 28.5% of the total accounts receivable balance at December 31, 2012, respectively.   For fiscal year 2011, the revenue from one customer comprised 28.5% of the Company’s total revenue.  This account made up 1.1% of the total accounts receivable balance at December 31, 2011. As indicated above under “Distribution,” there is significant financial risk associated with a dependence upon a small number of customers or licensees.  The Company periodically assesses the financial strength of its customers and establishes allowances for any anticipated bad debt.  At December 31, 2012 and 2011, no allowance for bad debt has been established for our customers as these amounts are believed to be fully collectible.

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

Research and Development

The Company engages in the development of new products as part of its ongoing business. In accordance with FASB Accounting Standards Codification regarding the topics of Intangible Assets (350) and Research and Development (730), the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.  We capitalized as intangible assets and capitalized product development in process $57,739 and $203,890 for the years ending December 31, 2012 and December 31, 2011, respectively.  The amount expensed for product development in the years ending December 31, 2012 and December 31, 2011 are $32,792 and $18,491, respectively, representing updates to existing products which may include changes to artwork and/or content.  The Company is responsible for the entire expenditure of any research and development of new products, with the exception of licensed product development costs borne by the licensee.  Research and development costs are generally passed on to customers through pricing of our products.

Employees

We currently have eleven full-time employees.

Insurance

We maintain commercial general liability and directors and officers insurance in levels deemed to be appropriate for the size and complexity of the Company.

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

The Company maintains worker’s compensation coverage as required by the laws of the states in which we have employees.

Intellectual Property

We strive to obtain ownership rights in the content included in our products, and currently own five hundred sing-a-long and instrumental (non-classical) songs included in those products.  However, because there are songs which are not available in the public domain and which we think make desirable additions to our products (for instance, classical music), we license some songs included in our products from third party licensors such as the Harry Fox Agency and NAXOS. Currently, we are licensing approximately 25 songs through these agencies under terms generally available to the market. We pay royalties on licensed songs and, should any of the songs no longer be available for licensing, we would need to make adjustments to our existing products to remove or replace them.  Other songs could be used and the cost of the change would be minimal.

We own the trademarks “Baby Genius”, “Little Genius”, “Kid Genius”, and “Wee Worship”, as well as several other names and trademarks on characters developed for our video releases and associated with our different brands.  We will obtain trademarks for any additional titles if we determine it to be in the best interest of the Company. We currently hold fourteen registered trademarks in multiple classes in the United States.  We hold additional trademarks in the United States that are associated with our other brands and we also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

We currently hold eleven motion picture and thirteen sound recording copyrights related to our video and music products. However, we do not generally file for copyright protection for our productions, but rely on common law principles and agreements with our vendors and content providers to secure our rights in the intellectual property aspects of our products. We do not currently hold patents with respect to any of our products.

The Company actively participated in a research study into the use of music-based curriculum through a major university and had developed certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product based on the research results. The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed limited liability company, Circle of Education, LLC, in exchange for the contribution of all of these rights and any other interests of the Company in the Circle of Education program. In March 2012, the Company and Dr. Shulamit Ritblatt agreed to terminate the joint venture agreement for Circle of Education, LLC (“COE”). COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company. Each party has the right to continue development of the IP and products based on the IP with no further obligation to the other party. Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP. The trademarks associated registered by COE, “Circle of Education” and “Preschool in Your Pocket”, were assigned to Dr. Ritblatt and the Company, respectively.

Item 1A.             Risk Factors.

RISKS RELATING TO OUR BUSINESS

We have incurred net losses since inception.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the years ended December 31, 2012 and 2011, we had net revenues of $6,570,199 and $6,023,010 and incurred net losses of $2,067,609 and $1,372,259, respectively. These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

We will need to generate significant additional revenue and/or cost reductions to achieve profitability. While management believes that we may achieve profitability in the second part of 2013, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our products and reduction of our debt obligations.

Our business, results of operations and financial condition are substantially dependent upon the efforts of our distributors and a concentration of sales to a limited number of retail customers.

For fiscal year 2012, revenue from two customers comprised 43.8% and 17.7% of our total revenue. Those two accounts made up 0%, and 28.5% of the total accounts receivable balance at December 31, 2012, respectively. For fiscal year 2011, revenue from one customer comprised 28.5% of our total revenue. This account made up 1.1% of the total accounts receivable balance at December 31, 2011. We continue to seek out opportunities with additional retailers and for additional products to help diversify our product line and spread the risk. However, if one or more of these retail customers stopped carrying our product lines or significantly decreased the volume they do carry, it would have a material adverse effect on our business, results of operation and financial condition.

In addition, we face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties. With a high concentration of sales to relatively few customers, we cannot assure you that our other retail customers will not experience financial difficulties leading to uncollectible accounts receivable. Any combination of these customers filing for bankruptcy or significantly reducing their purchases of our products would have an adverse effect on our financial condition, results of operations, and liquidity.

We distribute our products through direct sale relationships with some customers, but continue to experience a risk of concentration with a few distributors. In an effort to diversify our risk of concentration and dependence on distributors, we are in the process of negotiating direct sales relationships with other key customers and increasing our direct to consumer sales. However, we anticipate that we will continue to utilize distributors for additional U.S. and international sales, and may continue to experience some concentration of risk with these distributors.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures and similar events beyond our control, particularly in locations where our manufacturers and vendors are located. Also, prices for electricity have in the past risen dramatically and may increase in the future. An increase in prices due to any of these occurrences would increase our operating costs, which could in turn adversely affect our profitability. We carry business interruption insurance for potential losses (excluding earthquake-related losses), but there can be no assurance that such insurance would be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms if available at all. Any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our business depends in large part on the success of our vendors and outsourcers, and our brands and reputation may be harmed by the actions of third-parties that are outside our control. Additionally, any material failure, inadequacy or interruption resulting from such vendors or outsourcings could harm our ability to effectively operate our business.

We rely significantly on vendor and outsourcing relationships with third parties for manufacturing and other services. Any shortcoming of a vendor or outsourcer, particularly an issue affecting the quality of the end product, may be attributed by customers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. Problems with transitioning these services and systems or operating failures with these vendors and outsourcers could also delay product sales, reduce efficiency of operations, and significant capital investments could be required to remediate the problem.

Significant increases in the price of commodities, transportation or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components and finished products from our vendors could negatively impact our financial results.

Cost increases, whether resulting from rising costs of materials, compliance with existing or future regulatory requirements, transportation, services and labor could impact the profit margins realized by us on the sale of our products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that we will be able to offset any of these increased costs by adjusting the prices of our products. Increases in prices of our products could result in lower sales. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of products from our suppliers and internal manufacturing capacity. Although we work closely with our vendors to avoid these types of shortages, there can be no assurance that we will not encounter these problems in the future. A reduction or interruption in the delivery of finished products, whether resulting from more stringent regulatory requirements, suppliers, disruptions in transportation, port delays, labor strikes, lockouts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product), could negatively impact our financial results.

We may require additional financing.

We believe that, aside from officer salaries and payments which may become due on our debt obligations, we will be able to meet our cash requirements for our normal operations over the next twelve (12) months through cash generated by operations. We can offer no assurance that the Company will be able to produce sufficient revenue going forward to meet those obligations.

Because of our history of losses and negative cash flows, our ability to obtain adequate financing on satisfactory terms may be limited. Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.

A decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for our products, thus reducing our revenue and earnings. A decline in economic conditions could reduce demand for and sales of products. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

We are at risk of claims over misinterpretation of our products.

We sell many of our products in both English and Spanish versions and, because we market our products in foreign countries, may have them interpreted and adapted into additional language versions. We rely on independent interpreters to translate our products and, in the event of a misinterpretation, risk offending our target audience, which may result in loss of sales, product returns or even litigation, any one of which could have a material adverse effect on our business, results of operations and financial condition.

We may incur significant write-offs if our CD and DVD productions do not perform well enough to recoup production, marketing and distribution costs.

Production cost amortization for our CD and DVD products are calculated on a straight-line basis. Unamortized production costs are evaluated for impairment each reporting period on an aggregate basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from a category of products, we would be required to accelerate amortization of related production costs. Such accelerated amortization would adversely impact our business, operating results and financial condition.

Inventory obsolescence may adversely affect our business.

We maintain a substantial investment in DVD and CD inventory, and if we overestimate the demand for a particular title, we may warehouse significant quantities of that title. Retained inventory occupies storage space and may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a deeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the deeply discounted price. Additionally, our royalty and/or distribution fee agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles.

Conversely, if we or our distributors fail to stock sufficient inventory for any particular product or product line, we may be unable to meet customer demand in a timely manner, which may result in loss of accounts, requests for discounts or refusal by the customer to pay.

The full exploitation of our rights requires us to conduct business in areas where our expertise is limited.

In order to fully exploit some of the rights we have acquired, we are required to conduct business in sectors (e.g. Internet, rental, broadcast, video on demand) where we are not as experienced as we are in the DVD and music sectors. Accordingly, when exploiting such sectors in which we are less experienced, we may realize a greater proportion of costs, or we may not realize as much of a proportion of revenue, as we would in the DVD and music sectors.

If we are not able to adequately protect our proprietary intellectual property and information, our results of operations could be adversely affected.

The value of our business depends on our ability to protect our intellectual property and information, including our trademarks, trade names, copyrights, patents and trade secrets, in the United States and around the world, as well as our customer, employee, and consumer data. If we fail to protect our proprietary intellectual property and information, including any successful challenge to our ownership of intellectual property or material infringements of intellectual property, it could have a significant adverse effect on our business, financial condition, and results of operations.

Loss of key personnel may adversely affect our business.

Our success greatly depends on the performance of our executive management team, including Chief Executive Officer Klaus Moeller, President Michael G. Meader, Chief Financial Officer Jeanene Morgan, Chief Creative Officer Larry Balaban and Executive Vice President of New Business Development Howard Balaban. The loss of the services of any member of our core executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition. We do not currently carry key man life insurance for any of these individuals, and we have no plans to obtain such insurance in the foreseeable future.

Our management team currently owns an aggregate controlling interest in our voting stock and investors will not have any voice in our management.

Our management team owns a combined 31,865,157, or 44%, of the 72,383,205 shares currently outstanding and may exercise options to purchase up to an aggregate of 12,450,000 additional shares. It should be assumed that our management team will maintain a controlling interest in the Company and, as a result, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

-	election of our board of directors;
-	removal of any of our directors;
-	amendment of our certificate of incorporation or bylaws; and
-	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

The approval of our directors and executive officers will be required to affect all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

In addition, we have in the past borrowed funds from our officers and directors in order to fund operations. As a result, we have significant related party debt and accrued officer salaries. Our Board is not independent. Four of the five current members of the Board are also officers of the Company and each is a holder of portions of our related party debt.

We cannot assure you that the interests of our management team will coincide with the interests of the investors. Our articles of incorporation do not provide for the allocation of corporate opportunities between us, on the one hand, and certain of our founding stockholders, on the other hand, which could prevent us from taking advantage of certain corporate opportunities. So long as our management team collectively controls a significant portion of our common stock, these individuals, or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions.

To be successful, we need to attract and retain qualified personnel and talent for our productions.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to acquire and distribute content continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining qualified personnel in the future. If we are unable to do so, such inability could have a material adverse effect on our business, results of operations and financial condition.

Litigation may harm our business or otherwise distract management.

Substantial, complex or extended litigation could cause us to incur large expenditures and could distract management.  For example, lawsuits by licensors, consumers, employees or stockholders could be very costly and disrupt business.  While disputes from time to time are not uncommon, we may not be able to resolve such disputes on terms favorable to us.

Our revenues and results of operations may fluctuate significantly.

Our revenues and results of operations depend significantly upon the appeal of our content to end customers, which cannot be predicted with certainty, the timing of releases of our products and the commercial success of our products, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period.  The results of one period may not be indicative of the results of any future period.  Our revenues and results are also significantly influenced by seasonality and in particular the fourth quarter gift-giving season where demand for our products peaks.  Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors.  This could cause the price of our common stock to fluctuate significantly.

If we are unable to retire our debt, it is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing stockholders.

We may issue additional stock as required to raise additional capital in order to both meet our ongoing debt obligations and to secure additional content and intellectual property rights, produce and market new products, recruit and retain employees to meet our growth rate, compensate our officers and directors, engage industry consultants and for other business development activities. Our substantial indebtedness could have important consequences, including, among others, the following:

-	making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

-	increasing our vulnerability to general economic and industry conditions;

-	requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, and, as a result, reducing our ability to use our cash flows to fund our operations and capital expenditures, capitalize our future business opportunities and expand our business and execute our strategy;

-	causing us to make non-strategic divestitures;

-	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate and other purposes; and

-	limiting our ability to adjust to changing market conditions and reacting to competitive pressure and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business to grow over the next two years. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over that period. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

Failure to successfully market or advertise our products could have an adverse effect on our business, financial condition and results of operations.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Our ability to sell products is dependent in part upon the success of these programs. If we or our distributors do not successfully market our products or if media or other advertising or promotional costs increase, these factors could have an adverse effect on our business, financial condition, and results of operations.

Lack of diversity could adversely affect our business.

We primarily operate in one business, the production and distribution of DVDs, CDs, and books for children between the ages of 0 and 60 months, and the lack of diversity could adversely affect us. Unlike most of the major studios, which are part of diversified corporate groups with a variety of other operations, we will depend on the success of our core products and licensee relationships. Many of the major studios are part of corporate groups that include television networks and cable channels that can provide stable sources of earnings and cash flows that offset fluctuations in the financial performance of their products. In contrast, a substantial portion of our revenue is derived from a single source to a very specific audience, and our lack of a diversified business model could adversely affect our results of operations and the value of your investment in the Shares if our products fail to perform to our expectations.

Change of control provisions in some of our employment agreements may discourage or prevent a change of control and may make it difficult to change our management and may also make a takeover difficult.

Some of our employment agreements provide for severance payments as well as accelerated vesting of benefits, including full vesting of options, upon a change of control (including certain changes in the composition of our Board of Directors). These agreements could discourage or prevent a change in our executive management or a change of control of our company by our stockholders or third parties. See Item 11. Executive Compensation below.

We may experience indirect increases in the cost of our products as a result of new laws and governmental regulations passed in response to changing climate conditions.

Although we are not directly responsible for compliance with such laws in the manufacturing of our products, and rely on our manufacturers and vendors to ensure that they are in compliance with federal, state and local environmental laws and regulations, as well as similar laws in other jurisdictions where they do business, the cost of compliance with new or existing laws and regulations may increase and our vendors may pass those costs on to the Company. If that happens, it will have the effect of decreasing our profit margins and we may be forced to either raise our prices or, in response to competitive pressure, experience a decrease in profits which would have a material adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by consumer preference for “green” companies or products.

We do not require our manufacturers and vendors to operate as “green” companies and increasing consumer awareness of environmental issues and their insistence that companies take measures to help stop damage to the environment or even to prevent it may negatively impact our sales if consumers refuse to buy our products because we or our manufacturers or vendors do not operate as “green” businesses.

We are subject to various laws and government regulations, violation of which could subject the Company to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

We operate in a highly regulated environment in the US and international markets. Federal, state and local governmental entities, and foreign governments regulate many aspects of our business, including our products and the importation and exportation of those products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, product content, and other administrative and regulatory restrictions. While we take all the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs (including costs of compliance passed on to us by manufacturers), changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact the Company, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

The deterioration of the political situation in a country in which we have significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which we have outside manufacturers or other vendors, could adversely affect our business, financial condition, and results of operations.

Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.

Successful movies and characters in children’s literature affect play preferences. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. Almost all of our products and product lines are based on the Baby Genius brand and related brands. We respond to trends and developments by modifying, refreshing, extending, and expanding our product offerings on an annual basis. However, we operate in extremely competitive industries where demand for children’s attention is dynamic. If the interest of children trend away from our current brand or products toward other offerings based on current media, movies and characters, and if we fail to accurately anticipate trends in popular culture, movies, media, fashion, or technology, our products may not be accepted by children, parents, or families and our revenues, profitability, and results of operations may be adversely affected.

Our sales may be affected if we are not able to adequately respond to changing consumer requirements.

We believe that consumer interest in the DVD format is partly due to interest in building the consumer’s personal DVD library of desired entertainment programming. Although our exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, our DVD sales may decline and adversely affect our operations. We strive to include new methods of distribution for our content, including downloading from the Internet and creating digital delivery applications, however, there is no assurance that we will be able to anticipate future technology or respond to changing consumer requirements.

Since our success depends on the commercial success of our products, which is unpredictable and highly speculative, we may never become profitable.

The success of a single CD or DVD product is fraught with an unusually high degree of uncertainty and risk. A producer’s ability to finance a project, execute a successful distribution strategy, successfully market the resulting product and compete with an unknown quantity of competing products are just some of the factors that impact the commercial success or failure of a product. Entertainment product production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of any product since the revenues derived from the production and distribution of a product (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a product also depends upon the acceptance of competing products released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a product is generally a key factor in generating revenues from other distribution channels. As we do not release our products through general theatre distribution, there is a substantial risk that some or all of our products will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Toys, books and clothing products, among other products, produced and distributed by third party licensees are generally marketed directly by those licensees and the Company has limited control over how those products are marketed or distributed. As a result, we may be unable to take steps that we feel would be necessary or advisable in the marketing of the products to our target audience, and may have little control over whether the efforts of these third parties are successful.

Decreasing retail prices for DVDs may negatively impact our revenues.

The home entertainment programming market in which our DVDs compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we are able to adopt. While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Our production budgets may increase and production spending may exceed such budgets.

Our future budgets for CD and DVD products may increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our projects, (2) number of personnel required to work on our projects, (3) equipment needs, and (4) the enhancement of existing or the development of new proprietary technology. Due to production exigencies, which are often difficult to predict, it is not uncommon for production spending to exceed production budgets, and our projects may not be completed within the budgeted amounts. In addition, we may not be able to complete a production, which could cost us substantial amounts and potentially adversely affect our other planned productions. The probability of successfully completing a DVD or CD production is laden with an unusually high degree of uncertainty and risks. If we do not complete a production on schedule or within budget, our ability to generate revenue may be diminished, delayed or even evaporate. Our success depends on our ability to complete the production on schedule and within budget. If a specific project is not completed, or exceeds our ability to fund it, we may lose all of the funds paid into that particular project with no way to recoup that investment.

Decreasing retail shelf space may limit sales of our products.

Our DVD and CD products face increasing competition from production studios, music labels and other independent content suppliers for limited retail shelf space. Our exclusive content competes for a finite amount of shelf space against a large supply and diversity of entertainment content from other suppliers. New DVD releases generally exceed several hundred titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, and typically require much more shelf space to support. For retailers, reconciling the expanding DVD catalog with limited shelf space is becoming increasingly urgent. There is additional risk of retailers imposing slotting fees to retain shelf space currently allotted to us, resulting in higher costs or reduced shelf space, and our revenues, profitability, and results of operations may be adversely affected.

This condition is exacerbated by the arrival of additional formats, Blu-ray and 3D. The combination of standard discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in many different configurations, requiring the retailer to devote additional shelf space in order offer these alternatives. It can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core customers. The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e. “face out” rather than “spine out” DVD placement) has the effect of reducing the total number of titles actually carried by a retailer.

Our other product lines experience similar competition for shelf space as a diversity of new toys, books, clothing and other children’s items all compete for attention. Our competitors in all of the industries in which we operate may have greater resources, greater brand awareness and better contacts and relationships with our existing and potential retail customers, giving them an advantage when the retailer determines what products to carry, in what volumes and how much shelf space to devote to the various products.

Our DVD production efforts may not be successful financially.

Our self-produced DVDs are more expensive to create than our music and licensed productions, and the time between our expenditure of funds and receipt of revenues is longer. While much of our product is sold to retailers, the financial success of our productions depends in large part on our ability to generate higher sales to mass retailers. Our productions may not ultimately be as desirable to our target customers as we would hope, which would lead to lower than expected sales, decreased profit margins or losses.

The production and marketing of DVDs and CDs is capital-intensive and our capacity to generate cash from our productions may be insufficient to meet our anticipated cash requirements.

The cost to develop, produce, acquire and market our products is substantial, and some of our competitors have more capital and greater resources than the Company. We have a limited number of products in distribution with which to generate cash to support new productions. As a result, we will rely on revenue generated from sales of our current products to produce and market new products. If our products fail to produce sufficient cash flow to support new productions, we may continue to require outside sources of financing for new productions. If we are unable to obtain such financing when needed, in sufficient amounts or on terms which are favorable to the Company, it could have a material adverse effect on our business, financial condition and results of operations.

If we or our suppliers are unable to obtain sufficient quantities of products from our vendors in a timely manner, our net sales will decrease.

We do not own or operate any manufacturing facilities. Instead, we depend on manufacturers and suppliers to provide us sufficient quantities of products at competitive prices. We do not have long-term or exclusive arrangements with any vendor or distributor that guarantee the availability of products to us. If we do not receive shipments in a timely manner, we may miss delivery deadlines, and our customers may subsequently cancel orders, refuse to accept deliveries or demand discounts. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on third party suppliers for disc replication and fulfillment to arrange for delivery of our products to distributors and customers. The termination of arrangements between our suppliers and one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis to our distributors and customers, could disrupt our business, reduce net sales and harm our reputation. Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

We rely on a limited number of suppliers.

We purchase some of our content and music for our DVD and CD products from suppliers pursuant to written contracts. While we believe that these suppliers will continue to renew their contracts with us so long as sales of our products do not significantly drop, we cannot assure you our sales will stay at a consistent level. There are many factors beyond our control which may impact the sale of our products, including but not limited to economic downturns such as the current recession. If either or both of these suppliers were to refuse to renew our contracts, we may be forced to change the music or content on existing products, which may be costly and time consuming and which may have the result of making our then current inventory unsalable. In addition, if content or music for productions in progress were to suddenly become unavailable, we may experience costly delays while alternatives are found, may not be able to obtain alternative products or may not be able to obtain them at prices which are acceptable to us, or may be forced to cancel production.

We may not be able to keep pace with technological advances.

The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming. It is also impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market.

An increase in product returns may adversely affect our business.

As with the major studios and other independent companies in this industry, we may experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.

Illegal piracy may reduce our revenues.

The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders. This piracy has negatively affected industry revenues and profits. We currently derive the majority of our revenues from audio CDs. We may also face greater piracy concerns with respect to our DVD business. Motion picture piracy is already extensive in many parts of the world, and is made easier because of technological advances and the conversion of motion pictures into digital formats. The proliferation of unauthorized copies of these products may reduce the revenue we receive from our products, which may cause an adverse material effect on our business. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and loss of revenue. Even if implemented, we cannot assure that even the highest levels of security and anti-piracy measures will prevent piracy.

Others failure to promote our products may adversely affect our business.

The availability of retailer programs relating to product placement, co-op advertising and market development funds, and our ability and willingness to pay for such programs, are important with respect to promoting our exclusive titles. In addition, although we may have agreements for the advertising and promotion of our products through distributors, we will not be in direct control of those marketing efforts. Such efforts may not be done in a manner that will maximize sales of our products and the cost of increasing marketing efforts through our retail customers and distributors may be cost-prohibitive.

If DVD and CD formats cannot compete successfully with other formats of home entertainment, our revenues may be negatively impacted.

The DVD format competes with other formats of in-home entertainment, such as network, syndicated, cable and pay-per-view television, home satellite systems and video gaming systems. The DVD and CD formats also compete with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, satellite radio, video On-Demand, high-definition television, and optical discs with greater storage capacity. These alternate home entertainment formats and emerging content delivery technologies could negatively impact the overall market for our products, especially if we are unable to continue to adapt and exploit the development and advancement of such technology. Currently, our DVD products are available On-Demand through Comcast and Cox. We will continue to evaluate new technologies for product distribution and are currently developing a digital delivery application scheduled for completion in the second quarter of 2013.

We face intense competition from a large variety of retailers that sell similar merchandise and have better resources than we do.

The industries in which we operate are highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor offerings and other factors, many of which are beyond our control. We compete for retailers as well as other outlets for the sale and promotion of our merchandise. Our primary competition comes from competitors, such as The Disney Company and Fisher Price, which have greater financial resources and more developed marketing channels than we do. If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability or a failure to attain profitability.

We may not possess satisfactory rights in our properties.

We do not require chain of title information to our exclusively licensed content and the risk exists that some content may have a defective chain of title. The validity and ownership of rights to some titles can be uncertain and may be contested by third parties, which may result in litigation which could result in substantial costs and the diversion of resources, and could have a material adverse effect on our business, results of operations and financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in some jurisdictions. In some jurisdictions of our distribution, there are no copyright and/or trademark protections available. In addition, although we own most of the music included in our products, and license other content through licensors such as HFA, NAXOS, and the San Diego Zoological Society, there are numerous titles which are available in the public domain and for which it is difficult or even impossible to determine whether anyone has obtained ownership or royalty rights. It is an inherent risk in our industry that people may make such claims with respect to any title already included in our products, whether or not such claims can be substantiated.

It may be possible for unauthorized third parties to copy and distribute our productions or portions of our productions. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, operating results or financial condition. From time to time, we may also receive claims of infringement of other parties’ proprietary rights. Regardless of the validity or the success of the claims, we could incur significant costs and diversion of resources in defending against such claims, which could have an adverse effect on our business, financial condition or results of operations.

The adoption or modification of laws or regulations relating to the internet could adversely affect the manner in which the Company conducts its business.

The growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the internet are becoming more prevalent. The United States Congress has enacted internet laws regarding children's privacy, copyrights, taxation, and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the internet, however, remains largely unsettled, even in areas in which there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, and taxation apply to the internet. In order to comply with new or existing laws regulating online commerce, the Company (i) may need to spend time and money revising its websites, (ii) may need to hire additional personnel to monitor compliance with applicable laws or (iii) may need to modify its software to protect customers' personal information.

In addition to the foregoing, as a publisher of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials published or distributed. If the Company faces such liability, then its reputation and business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although the Company carries general liability insurance, such insurance does not cover claims of these types. There can be no assurance that the Company will be able to obtain insurance to protect against such liability in the future or that same will be adequate to indemnify the Company for all liability that may be imposed thereon.

Product recalls, product liability claims, absence or cost of insurance, and associated costs could increase governmental scrutiny, divert resources, reduce sales and increase costs and could have a significant adverse effect on our financial condition.

We rely on third party vendors to manufacture and distribute our products, including licensees such as Jakks Pacific’s Tollytots®, which produces a toy line based on our brand. We have no direct control over quality testing and manufacturing of our products, and rely on these third party vendors to ensure the safety of our products. Testing implemented by our vendors, as well as scrutiny by retailers, consumers, and other parties, may reveal issues in our products that may lead to recalls, withdrawals, replacement of products, or regulatory actions by governmental authorities. In addition, individuals may assert claims that they have sustained injuries from our products, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, our insurance coverage. Moreover, we may be unable to obtain adequate liability insurance in the future. Any of the issues mentioned above could result in increased governmental scrutiny, diversion of development and management resources, and reduced sales and increased costs, any of which could significantly and adversely affect our financial condition.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business. In the event dividends, whether cash or equity, are ever declared and paid, they will not be paid on Warrant Shares underlying unexercised Warrants.

RISKS RELATING TO OUR COMMON STOCK

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

Trading in our common stock can fluctuate significantly and there can be no assurance that an active trading market will either develop or be maintained. Our common stock is expected to continue to experience significant price and volume fluctuations. This trading activity could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that our stock price will decline in the future. We cannot predict the actions of market participants or the stock market as a whole. We can offer no assurances that the market for our common stock will be stable or that our stock price will fluctuate in a manner that is consistent with our operating results.

If our common stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently no preferred shares are issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 71,912,617 shares of our common stock outstanding as of December 31, 2012, approximately 24,655,011 shares are freely tradable without restriction, as of December 31, 2012. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Item 1B.             Unresolved Staff Comments.

None.

Item 2.                Properties.

The Company owns no real property. On April 10, 2009, we entered into a lease for approximately 2,162 square feet of office space located at 5820 Oberlin Drive in San Diego, California.  The lease expired on October 31, 2010, and the Company continues to lease one office in the facility on a month-to-month basis.  Monthly rent for the space is $750. In November 2012, the Company leased three offices at 3111 Camino del Rio North in San Diego, California for six months. The base rent is $2,334 per month.

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

N/A

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

Quarter Ending	Quarter High	Quarter Low

3/31/2011	$0.35	$0.25
6/30/2011	$0.40	$0.15
9/30/2011	$0.23	$0.17
12/31/2011	$0.20	$0.10
3/31/2012	$0.29	$0.15
6/30/2012	$0.26	$0.15
9/30/2012	$0.26	$0.14
12/31/2012	$0.17	$0.06

Outstanding Shares and Number of Stockholders

As of April 1, 2013, the number of shares of common stock outstanding was 72,383,205.   As of April 1, 2013, there were approximately 137 record holders of our shares of issued and outstanding common stock.  This figure does not include holders of shares held in securities position listings.

As of April 1, 2013, we have outstanding warrants to purchase 5,852,060 shares of common stock.  We currently have outstanding options to purchase up to 15,845,000 shares of common stock, 13,045,000 of which are vested and can be exercised at this time.

Transfer Agent

The Company's registrar and transfer agent is Globex Transfer LLC, 780 Deltona Blvd, Suite 202, Deltona, FL 32725.

Dividends

We have never declared or paid dividends on our common stock.  Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2012, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	15,845,000	$0.42	34,155,000
Equity compensation plans not approved by shareholders	0	$0.00	0
Total	15,845,000	$0.42	34,155,000

(1)	On September 2, 2011, the majority shareholders of the Company adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan from 16,000,000 to 50,000,000.

Unregistered Sales of Equity Securities

On December 31, 2012 the Company issued Stock Option Grant notices to nineteen employees and service providers under the 2008 Stock Option Plan, as amended.  Options to purchase 755,000 shares of common stock at an average exercise price of $0.15 per share were granted with a 5 year life, fully vesting on December 31, 2012.   The Company’s calculation of the average fair market value of the stock-based award that was granted was $0.02 per option, or $13,794 for all of the options granted.  The full value of the options was expensed in 2012.

As of December 31, 2012, options to purchase up to 255,000 shares of common stock previously issued have expired.

Warrants and Rights

The Company has warrants outstanding to purchase up to 5,852,060 and 471,108 shares of our common stock at December 31, 2012 and 2011, respectively.

Warrants to purchase up to 5,380,952 shares of common stock were issued on June 27, 2012 to various holders as part of the debenture disclosed on the Form 8-K filed by the Company on July 3, 2012. These warrants have an exercise price of $0.33 and will expire on July 26, 2017.  All common stock underlying the warrants will be restricted when issued.

Previous warrants had been issued with an exercise price of $0.40 per share and expire on November 18, 2013. All common stock underlying the warrants will be restricted when issued.

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

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2012 and 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our Business

We commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius”, “Little Genius”, “Kid Genius”, “Child Genius”, “123 Favorites” and “Wee Worship”, and all then existing productions under those titles.

We create, market and sell children’s videos, music, books and other products in the United States by distribution at wholesale to retail stores and outlets, direct to consumers through various “deal for a day” sites and through digital platforms using intellectual property developed and owned by us. We license the use of our intellectual property, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties. The Company also obtains rights to the content of other studios for distribution through our warehouse facility to our customers, for which we either pay royalty fees or earn distribution fees. We have licensing agreements with other companies under which we produce music-based products using their characters and brands and for which we pay a royalty.

On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., f/k/a Pacific Entertainment Corporation, filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation. In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). In November 2011, FINRA issued the Company a new ticker symbol, “GNUS” for trading purposes.

In August 2009, the Company launched a line of Baby Genius pre-school toys. The line of toys, manufactured by toy manufacturer Battat Incorporated, included musical, activity, and role-play toys that incorporate the Baby Genius principle of music as a core learning tool to engage and encourage children to communicate, connect, discover, and use their imagination. The Company cancelled the agreement in December 2010 according to the terms of the contract, permitting Battat to continue selling the line of toys until late spring 2011. The Company received no royalty revenue from Battat subsequent to the three month period ended March 31, 2011.

On January 11, 2011, the Company signed a five-year license agreement with Tollytots® for a new toy line to be distributed world-wide. As a result of the agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes associated with our Baby Genius series of videos and music CDs. As described above under “Distribution”, the toy line covers a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® has the sole right to manufacture, market and distribute on a world-wide basis.  It also allows Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys, where we may already have other licenses who produce similar products or may grant licenses for such products to new parties in addition to Tollytots®.  We have received recoupable advances and will receive quarterly royalty payments in excess of the advances, if applicable, from sales of products developed under the agreement by Tollytots®.  The Company will have rights to sell product developed under the license agreement directly via its website subject to availability of inventory from Tollytots®.  The agreement provides for certain guaranteed minimum payments to the Company for each contract year.  The agreement is subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories have not been met in any contract year. Currently, Tollytots® has several toys developed for the line, including musical and early learning toys, and the toys were available for retail sales beginning in the third quarter of 2012.

We experienced a reduction in royalty revenue in 2011 and 2012 due to the gap between the cessation of sales by Battat in Spring 2011 and the commencement of sales of the Tollytots® line in Fall 2012.  The new toy line did not produce additional royalty revenue subsequent to its launch at retail in the third quarter of 2012 in excess of the guaranteed minimum payments and there is no guarantee that it will produce additional revenue in the future.

On September 20, 2010, the Company entered into a joint venture agreement with Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 2-5 years.  The Company actively participated in a research study into the use of music-based curriculum through a major university for three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. In March 2012, the Company and Dr. Ritblatt agreed to terminate the joint venture agreement. COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company. Each party has the right to continue development of the IP and products based on the IP with no further obligation to the other party. Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

The Company has developed the Ready!Play!Learn!™ program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in the second quarter of 2013. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

In 2012, the Company began development of an application based on our content and characters. The application includes digital video and music delivery, with games and puzzles based on our characters, which is scheduled to be available in the second quarter of 2013. Future enhancements include a variety of tools, including lesson plans, curriculum and songs designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

The Company launched a line of DVDs including classic movies and television programs under the brand “Pacific Entertainment Presents”. Initially consisting of seven titles, each focusing on a specific genre such as Horror, Western, Sci-Fi, Action, Mystery, War, and Gangster, an additional six titles were added expanding the line with the Super Hero’s collection as well as Family Favorites. In 2011 and 2012, we obtained the rights to distribute other studios’ films on DVD, Blu-Ray, digital and broadcast formats under our brand were included in our product catalog starting in the third quarter of 2011. The term of the agreements vary from three to five years.

We have third party licensing agreements under which we developed musical products under other brands. Through an exclusive licensing agreement with the San Diego Zoological Society, we created a series of Baby Genius videos featuring footage from the San Diego Zoo and San Diego Wild Animal Park.  We will continue to investigate partnerships which may lead to valuable additions to our product lines.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to December 31, 2011

Our summary results are presented below:

	2012	2011	Change	% Change
Revenues	$6,570,199	$6,023,010	$547,189	9.1%
Costs and Operating Expenses	(8,382,661)	(7,084,424)	(1,298,237)	18.3%
Depreciation and Amortization	(149,823)	(208,859)	59,036	-28.3%
Loss from Operations	(1,962,285)	(1,270,273)	(692,012)	54.5%

Other Income	388	24,865	(24,477)	-98.4%
Interest Expense	(382,314)	(126,851)	(255,463)	201.4%
Gain on settlement of debt	76,280	–	76,280	100.0%
Gain on derviative valuation	200,322	–	200,322	100.0%
Net Other Income (Expense)	(105,324)	(101,986)	(3,338)	3.3%

Net Loss	(2,067,609)	(1,372,259)	(695,350)	50.7%
Net Loss attributable to Noncontrolling Interest	–	5,366	(5,366)	-100.0%
Net Loss attributable to Genius Brands International, Inc.	$(2,067,609)	$(1,366,893)	$(700,716)	51.3%

Net Loss per common share	$(0.03)	$(0.02)

Weighted average shares outstanding	68,928,617	58,923,904

Revenues.  Revenues by product segment and for the Company as a whole were as follows:

	2012	2011	Change	% Change
Genius Brands Product Sales	$2,787,087	$2,855,386	$(68,299)	-2.4%
Licensed and Distributed Products	3,490,576	2,532,152	958,424	37.9%
Royalty Revenue	292,536	635,472	(342,936)	-54.0%
Total Revenue	$6,570,199	$6,023,010	$547,189	9.1%

Genius Brands product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website.  The decrease of $68,299 (2.4%) for the twelve month period ending December 31, 2012 versus the twelve month period ending December 31, 2011, was due in part to reduced sales of our video product at wholesale and toys to an international distributor, offset by increased music sales. We experienced a decrease of product sales to traditional brick and mortar retail customers due to reductions in shelf space allotted to our products but were able to offset it with increases in our direct to consumer sales. We believe the trend from wholesale product sales to retail customers will continue during 2013.

The licensed and distributed product sales category include items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock product inventory purchased from studios and resold through our distribution channels.  During the twelve month period ended December 31, 2012 compared to December 31, 2011 this category had increased sales in total of $958,424 (37.9%). The licensed and distributed products other than overstock products resulted in approximately $271,845 in decreased sales in this category. Increased sales due to overstock products purchased from other studios and sold through our distribution channels was $1,230,269. The Company does not have written agreements with either the studios or its distributors for overstocked DVD inventory purchased from studios and resold and cannot predict revenue from these remainder sales with any certainty.  The purchase and resale of these items depends on variables such as the availability of overstocked DVD inventory from the studios, the appeal of the overstocked items to our customers, the prices at which the DVDs can be purchased and the terms offered to the Company by the studios, and the price at which the customer will purchase the items available from the studio.  Prices and terms vary from studio to studio and among customers.

Licensing and royalty revenue is revenue for our brands licensed to others to manufacture and/or market, both internationally and domestically.  Gross royalty income decreased $342,936 (54.0%) during the twelve month period ended December 31, 2012 compared to December 31, 2011. This revenue source decreased due to the period of time between the cancellation of the Battat toy license agreement and the introduction of the new toy line in third quarter of 2012. The revenue from the Tollytots® toy line has not met expectations and we anticipate the reduced royalty income will continue during 2013.

Our products compete in the pre-school music, books, video, and toy categories. We believe we compare favorably in the quality of our products, as well as competitive price point. In spite of the global economic decline we have exhibited revenue growth in 2012. We continue to market direct to retailers and are exploring new domestic and international licensing opportunities. We are investigating additional relevant external brands to license, adding to the diversity of our product line, while maintaining the integrity of our core mission of educating and entertaining children.

The Company’s business is subject to the effects of seasonality, causing revenues to fluctuate with consumer purchasing behavior, competition, and the timing of holiday periods.

The 2013 economic outlook is uncertain, however, we anticipate but cannot guarantee continued sales growth through our actions to improve our existing products, maintaining highly competitive price points, adding content to our product offerings and adding additional channels of distribution.

Costs.  Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, increased $1,298,237 (18.3%) for the twelve month period ended December 31, 2012 compared to the twelve month period ended December 31, 2011.

	2012	2011	Change	% Change
Cost of Sales	$4,836,321	$3,636,712	$1,199,609	33.0%
General and Administrative	2,785,853	2,512,025	273,828	10.9%
Marketing and Sales	727,695	917,196	(189,501)	-20.7%
Product Development	32,792	18,491	14,301	77.3%
Total Costs and Operating Expenses	$8,382,661	$7,084,424	$1,298,237	18.3%

Cost of Sales increased $1,199,609, or 33.0%, during the twelve months of 2012 compared to the same period of 2011.  The increase was a result of increased direct material costs of $951,639 net of inventory adjustments, outsourced fulfillment costs of $41,754 and shipping costs of $186,688.  The primary factors for the increases of direct materials were increased overstock product purchases, which average 95% of revenue, and the higher cost of shipping products directly to consumers.

Selling, General and Administrative (“SG&A”) expenses consist primarily of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services.  Costs associated with these categories are detailed as follows:

General and administrative costs for 2012 increased $273,828 (10.9%).  The aggregate increase for the category includes increases of $294,248 in salaries and related costs and $277,628 for investor relations offset by decreases of $63,375 for legal services costs, $168,300 for stock compensation expense and $43,487 for rent expense.  The decrease in rental expense is due to the expiration of the lease of the Del Mar, California office in July 2011, which had been partially offset in Other Income due to the sublease of the space.

Salary expenses for 2012 were increased due to the increase of salary payments to the Company’s top four executives to $165,000 per annum effective March 20, 2011 and $195,000 per annum effective January 1, 2012, pursuant to new employment agreements for these executives, and the addition of two employees in marketing. Each of the top four executives also receives an annual auto allowance of $11,400.   The Company accrued $299,423 and $107,154 in unpaid salaries for its five officers as of December 31, 2012 and December 31, 2011, respectively. Additional discussion of the employment agreements and future salary expense which is subject to the contractual salary increases can be found under “Item 11. Executive Compensation” below.  Expenditures for SG&A are not generally seasonal and require consistent cash flow expenditures.

In 2012, stock option grant notices were issued to various employees and consultants for the purchase of up to 1,105,000 shares of common stock, 905,000 vesting in 2012 and 200,000 vesting in 2014.  In 2011, stock option grant notices were issued to various employees and consultants for the purchase of up to 6,065,000 shares of common stock, 1,815,000 vesting during 2011, 1,750,000 vesting in 2012, 1,500,000 vesting in 2013, and 1,000,000 vesting in 2014. The total expense recognized in 2012 and 2011 was $264,122 and $432,422, respectively.  There is no cash outflow associated with the granting of the options or recognition of the expense.

Investor Relations services increases were a result of an investor relations program designed to raise awareness of the Company.

Marketing and sales expenses decreased $189,501 (20.7%) primarily due to an increase in advertising for a direct response commercial expensed, a reduction of commissions paid on the daily deal marketing offers due to a change in the agreement and a reduction in the commission for licensing agreements due to decreased royalty revenue in 2012.  Marketing activities include trade shows, public relations firms, and personal contact.  Marketing expenses exhibit some fluctuation earlier in the year due to timing of trade shows. Direct response advertising was expensed in accordance with ASC Topic 340, Other Assets and Deferred Costs – Capitalized Advertising Costs.

Product development expenses are for routine and periodic alterations to existing products. For the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011, these expenses increased $14,301 (77.3%), primarily due to updates of cover art and music. All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Interest Expense. Interest expense resulted from the debenture issued and other operating interest expense.

	2012	2011	Change	% Change
Interest expense on debenture payable to holder	$81,333	$–	$81,333	100.0%
Amortization of debenture issuance costs	65,349	–	65,349	100.0%
Accretion of derivative valuation	163,826	–	163,826	100.0%
Other operating interest expense	21,547	2,870	18,677	650.8%
Interest Expense	$332,055	$2,870	$329,185	11469.9%

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. The Company recorded interest expense for the debenture, inclusive of the amortization of issuance costs and debt discount, for the twelve months ended December 31, 2012 and December 31, 2011 in the amounts of $310,508 and $0, respectively. Interest expense for the amortization of the debt discount and debt issuance costs is calculated on a straight-line basis over the two year life of the debenture.

Other interest expense is due to financing arrangements for insurance policies and other vendors who extend terms for materials purchased.

Interest Expense – Related Party.  Interest expense resulted from related party loans and notes issued.

The Company borrowed funds from four of the officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the officers.   The proceeds from the notes were used to pay operating obligations of the Company. For the twelve months ended December 31, 2012 compared to the same period of 2011, interest expenses for these loans were recorded in amounts of $14,132 and $13,132, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. Interest expense for the twelve months ended December 31, 2012 and December 31, 2011 was $2,562 and $11,840, respectively. The note is paid in full.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2102, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the twelve month periods ended December 31, 2012 and 2011, interest expense was recorded in the amounts $33,565 and $99,009, respectively.

Liquidity and Capital Resources

Fiscal Year Ended December 31, 2012 Compared to December 31, 2011

Cash totaled $447,548 and $405,341 at December 31, 2012 and December 31, 2011, respectively.  The change in cash is as follows:

	2012	2011	Change
Cash provided (used) by operations	$(935,323)	$(326,603)	$(608,720)
Cash provided (used) in investing activities	(59,637)	(214,166)	154,529
Cash provided (used) in financing activities	1,037,167	738,230	298,937
Increase (decrease) in cash	$42,207	$197,461	$(155,254)

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Cash used by operations in the twelve months ended December 31, 2012, compared to the same period of 2011, increased by $608,720 due to an increase in accounts receivable, a decrease in accounts payable with increases in accrued salaries, accrued expenses and interest payable. Cash used in the same periods for investing activities relates to investment in additional music, video, digital application development and toy products. The cash provided by financing activities for the twelve months ended December 31, 2012 of $1,037,167, is a result of the issuance of the debenture and the sale of common stock.

During the first two quarters of 2011, we conducted a private placement to certain accredited investors only under Rule 506.  As a result of the offering, the Company received subscriptions in the total amount of $1,060,000 during the twelve months ended December 30, 2011, reduced by offering costs of $1,770, and 5,300,000 shares were issued at a purchase price of $0.20 per share. Ms. Moeller subscribed and agreed to a $200,000 reduction in the outstanding principal balance of her note in lieu of a cash payment. The offering is closed.

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms. For the twelve months ended December 31, 2012 compared to the same period of 2011, interest expenses for these loans were recorded in amounts of $14,132 and $13,132, respectively.

On March 31, 2011, four of the officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. On March 31, 2012, three of the officers agreed to convert the entire balance outstanding on their respective notes in the cumulative amount of $1,326,048, including principal and interest, to 6,630,241 shares of common stock of the Company as payment in full. The remaining officer converted a total of $246,113 of the outstanding balance for 1,230,566 shares of common stock of the Company. All shares issued in exchange for the notes were valued at $0.20 per share. The remaining note has a principal balance of $159,753, a maturity date of January 15, 2015 and a stated interest rate of six percent (6%) per annum. There is no prepayment penalty. Interest expense was recorded in the twelve months ended December 30, 2012 and 2011 in the amounts of $33,565 and $99,009 for these officer notes, respectively.

On March 31, 2011, an additional 32,300 shares were issued in exchange for debt valued at $9,690, or $0.30 per share.

On November 29, 2011, the board members authorized the issuance of 250,000 shares of common stock in exchange for investor relations services. The shares were valued $42,500, or $0.17 per share, based on the trading price on the date of issuance.

On April 11, 2012, the Company agreed to issue 1,000,000 shares of common stock in exchange for investor relations services valued at $235,000. The shares were issued pursuant to Section 4(6) of the Securities Act of 1933.

On May 2, 2012, the Company issued 111,070 shares of common stock in exchange for marketing services valued at $22,214.

On May 10, 2012, the Company issued 900,000 shares of common stock for cash in the amount of $180,000, or $0.20 per share, to an accredited investor. The Company issued an additional 100,000 shares to the same investor for $20,000 cash, or $0.20 per share.

On June 20, 2012, the Company issued 125,000 shares of common stock pursuant to Section 4(6) of the Securities Act of 1933 in exchange for legal services valued at $25,000.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. Net proceeds after legal costs, commissions and other fees were $796,817. The Company recorded interest expense payable to the holder in cash or stock for the twelve months ended December 31, 2012 and December 31, 2011 in the amounts of $81,333 and $0, respectively.

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

Revenues associated with the sale of all products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

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

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its wholly owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation. In March 2012, the Company acquired the additional 25% outstanding ownership interest in the subsidiary from the noncontrolling partner. The subsidiary has been closed and no additional results will consolidated subsequent to December 31, 2012. The financial statements reflect the noncontrolling interest recognized as of December 31, 2012 and December 31, 2011 of $0 and $5,366 respectively.

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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and include, without limitation controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the twelve months of the Company’s fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

On March 28, 2013, Mr. Meader voluntarily resigned his position as President effective April 1, 2013. The Company agreed that Mr. Meader will retain all stock options granted to him as of the date of the termination, with no changes in the vesting and expiration dates in accordance with the original grant notices, in exchange for a general release of all claims against the Company. The Company has entered into a consulting agreement with Mr. Meader to provide continued services for an initial period of twelve months commencing April 2, 2013.

Part III

Item 10.                Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following persons are the Directors and Executive Officers as of April 1, 2012 and their ages and position(s) held as of the date of this annual report:

Name	Age	Position

Klaus Moeller	51	Chief Executive Officer and Chairman of the Board/Director
Michael G. Meader	47	President and Director
Larry Balaban	49	Chief Creative Officer and Director
Howard Balaban	55	Executive Vice President of New Business Development and Director
Jeanene Morgan	56	Chief Financial Officer
Saul Hyatt	50	Director*

* Denotes directors who meet our criteria for “independence”.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. On March 28, 2013, Mr. Meader tendered his resignation as President with an effective date of April 1, 2013.

Background Information

Klaus Moeller was elected to serve on the board of directors of the Company at inception and has acted as its Chief Executive Officer and Chairman of the Board since that time. In May 2008, he was also appointed interim Chief Financial Officer of the Company, a position he held until April 26, 2011. Mr. Moeller currently sits on the Board of Directors of Capital Art, Inc., which operates an art business. Mr. Moeller was a Founder and the Chief Executive Officer, Chairman of the Board and a Director of Genius Products, Inc. from 1998 to 2005. Mr. Moeller served as Interim Chief Financial Officer of Genius from May 2001 until August of 2004. Mr. Moeller grew up and was educated in Germany, England, and Portugal. He worked as an auditor for Eluma S.A. in Sao Paulo Brazil, for the Ted Bates Advertising Agency and BHF Bank in Frankfurt. Mr. Moeller is nominated because he has extensive experience in governance and leadership roles on the boards of public companies on which he has served, as well as extensive background in finance, both as an auditor and as chief executive officer and chief financial officer at Genius Products Inc.

Michael G. Meader was elected to serve on the board of directors of the Company at inception and also acted as Chief Operating Officer and Secretary of the Company upon inception.  He was appointed as President of the Company on August 27, 2008 and resigned his positions as Chief Operating Officer and Secretary at that time.  In his capacity as President the Company, Mr. Meader is in charge of the day-to-day operations of the Company.  Mr. Meader has a long history of experience in marketing and sales of entertainment products.  Prior to January 2006, he acted as President (2001-2005), Executive Vice President of Distributions (1998-2000) for, and helped found, Genius Products, Inc.   Prior to founding Genius Products, Inc., from 1995 to 1997, Mr. Meader acted as Executive Vice President of the Book and Music Division of ARAMARK Corporation.  From 1991 through 1994, Mr. Meader acted as Secretary (1991-1992) and then Executive Vice President of the Music Division (1993-1994) for Meader Distributing.  Mr. Meader has a B.S. degree in hotel administration from the University of Wisconsin, and studied international business at the University of St. Thomas.  He was a member of the Scholastic Society and graduated with honors. Mr. Meader is nominated because of his expertise in entertainment and distribution organizations. On March 28, 2013, Mr. Meader tendered his resignation as President effective April 1, 2013. He will continue to provide services as a consultant.

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

Howard Balaban is currently Executive Vice President of New Business Development. He is also a Director of the Company, a position he has held since April, 2006.  He had served as Executive Vice President of New Business Development of Genius Products from 2001-2006. He was previously appointed Senior Vice President of Sales in January 1999-2000 after having rendered sales and marketing consulting services from 1997-2000 for Genius Products and several other companies.  From 1994-1997, Mr. Balaban was Chief Executive Officer of Future Call Inc., a prepaid telephone card company that he co-founded with William Shatner and held the rights to all Star Trek properties and many others such as, The Simpsons, X Files, and major Soap Operas associated with prepaid phone cards.  From 1991-1995, he was the Chief Executive Officer of 3B Telecommunications, a company he co-founded and which acted as a master agent for telecom networks reselling phone time and telecom services.  Mr. Balaban is the President, director and sole owner of a privately held entertainment corporation known as Balaban Entertainment Corp., a position he has held since its inception in 2004. Mr. Balaban is nominated because of his business experience in entertainment and marketing.

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

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held five meetings in 2012. All board members were present at four of the five meetings.

Mr. Hyatt is the only member of the Board that can be consider an independent director because he is not an executive officer or employee of the Company, has not been an employee of the Company during the past three years and has not received compensation from the Company at any time during the past three years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2012 all Reporting Persons timely complied with all applicable filing requirements.

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

Item 11.               Executive Compensation.

Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2012 and 2011 paid to our Chief Executive Officer and Chief Financial Officer, and each other officer earning in excess of $100,000 per year.

Outstanding Equity Awards at Fiscal Year End

Name and Principal Position	Year	Salary		Bonus	Option Awards		All Other Compensation		Total
		($)		($)	($)		($)		($)
Klaus Moeller,	2011	156,538	(2)	–	90,721	(5)	11,400	(1)	258,659
Chief Executive Officer	2012	195,000	(3)	–	48,819	(6)	11,400	(1)	255,219

Michael G. Meader,	2011	156,538	(2)	–	90,721	(5)	11,400	(1)	258,659
President (9)	2012	195,000	(3)	–	48,819	(6)	11,400	(1)	255,219

Larry Balaban,	2011	156,538	(2)	–	90,721	(5)	11,400	(1)	258,659
Chief Creative Officer and Secretary	2012	195,000	(3)	–	48,819	(6)	11,400	(1)	255,219

Howard Balaban,	2011	156,538	(2)	–	90,721	(5)	11,400	(1)	258,659
EVP of Business Development	2012	195,000	(3)	–	48,819	(6)	11,400	(1)	255,219

Jeanene Morgan,	2011	130,000		–	23,910	(7)	–		153,910
Chief Financial Officer	2012	165,000	(4)	–	19,515	(8)	–		184,515

(1)	Represents car allowances paid to each officer out of a total authorized car allowance of $11,400 for each officer for the periods ended December 31, 2011 and 2012.

(2)	Authorized salaries for each officer for the fiscal year ended December 31, 2011 were $165,000. On January 1, 2011, each of the four officers agreed to a salary reduction to $125,000. On March 20, 2011 each of the four officers agreed to a resumption of their contractual salary payments for 2011 of $165,000. $26,788 of the 2011 salary for each of the four officers remains unpaid.

(3)	Authorized salaries for each officer for the fiscal year ended December 31, 2012 were $195,000. $73,269 of the 2012 salary for each of the four officers remains unpaid.

(4)	On May 2, 2012, the Company entered into a five-year “at will” employment agreement with Ms. Morgan to serve as the Company’s Chief Financial Officer. The agreement provides a base salary of $165,000 per annum for 2012. $6,346 of the 2012 salary remains unpaid.

(5)	Options were granted pursuant to employment agreements, which provided for the grant of stock options to the respective officer to purchase up to 1,000,000 shares of common stock and vesting as to 250,000 shares on the date of the agreement, 250,000 shares on the first anniversary date, 250,000 shares on the second anniversary date and 250,000 on the third anniversary date. Each option is currently vested and exercisable as of 250,000 shares and will expire on March 31, 2022. Each option was granted at an exercise price of $0.44 as per the employment agreement. On December 31, 2011, the Board of Directors authorized the grant of a stock option to purchase up to 100,000 shares to each of the four officers, with the option fully vesting as of that date. The option was granted at an exercise price of $0.22. This figure represents the amount expensed in 2011 for all of the options granted. The aggregate fair value of the options on the date of grant was computed in accordance with FASB ASC Topic 718.

(6)	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 100,000 shares to each of the four officers, with the option fully vesting as of that date. The option was granted at an exercise price of $0.20. This figure represents the amount expensed in 2012 for all of the options granted. The aggregate fair value of the options on the date of grant was computed in accordance with FASB ASC Topic 718.

(7)	As part of the offer of employment, Ms. Morgan was granted options to purchase up to 450,000 shares on December 31, 2010, with 150,000 vesting on issuance and 100,000 vesting per annum on December 31, 2011, 2012, and 2013. The option was granted at an exercise price equal to 100% of the fair market value (five-day average trading price) of our common stock on the grant date. This option is currently vested and exercisable as to 250,000 shares and will expire on December 31, 2014. On December 31, 2011, the Board of Directors authorized the grant of a stock option to purchase up to 100,000 shares to Ms. Morgan, with the option fully vesting as of that date. The option was granted at an exercise price $0.22. This figure represents the amount expensed in 2011 for all of the options granted. The aggregate fair value of the option on the date of grant was computed in accordance with FASB ASC Topic 718.

(8)	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 100,000 shares to Ms. Morgan, with the option fully vesting as of that date. The option was granted at an exercise price $0.20. This figure represents the amount expensed in 2012 for all of the options granted. The aggregate fair value of the option on the date of grant was computed in accordance with FASB ASC Topic 718.

(9)	On March 28, 2013, Mr. Meader resigned as President effective April 1, 2013. Mr. Meader and the Company entered into an agreement whereby Mr. Meader will provide consulting services for an initial period of twelve months.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexersisable	Equity incentive plan awards: Number of securities underlying unexercised uneared options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($)

Klaus Moeller	2,000,000	0	0	$0.44	1/20/2014	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	100,000	0	0	$0.22	12/31/2016	0	0	0	0
	100,000	0	0	$0.20	12/31/2017	0	0	0	0
Michael Meader	2,000,000	0	0	$0.44	1/20/2014	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	100,000	0	0	$0.22	12/31/2016	0	0	0	0
	100,000	0	0	$0.20	12/31/2017	0	0	0	0
Larry Balaban	2,000,000	0	0	$0.44	1/20/2014	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	100,000	0	0	$0.22	12/31/2016	0	0	0	0
	100,000	0	0	$0.20	12/31/2017	0	0	0	0
Howard Balaban	2,000,000	0	0	$0.44	1/20/2014	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	250,000(1)	0	0	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	0	0	250,000(1)	$0.44	3/31/2022	0	0	0	0
	100,000	0	0	$0.22	12/31/2016	0	0	0	0
	100,000	0	0	$0.20	12/31/2017	0	0	0	0
Jeanene Morgan	50,000	0	0	$0.55	12/31/2014	0	0	0	0
	150,000(2)	0	0	$0.34	12/31/2015	0	0	0	0
	100,000(2)	0	0	$0.34	12/31/2016	0	0	0	0
	100,000(2)	0	0	$0.34	12/31/2017	0	0	0	0
	0	0	100,000(2)	$0.34	12/31/2018	0	0	0	0
	0	0	200,000(2)	$0.44	12/31/2019	0	0	0	0
	100,000	0	0	$0.22	12/31/2016	0	0	0	0
	100,000	0	0	$0.20	12/31/2017	0	0	0	0

(1)	Options were granted as part of employment agreements. Options to purchase up to 1,000,000 shares of common stock were granted on April 1, 2011, with 250,000 vesting on issuance and 250,000 vesting per annum on April 1, 2012, 2013, and 2014.
(2)	Options were granted as part of offer of employment. Options to purchase up to 450,000 shares of common stock were granted on December 31, 2010, with 150,000 vesting on issuance and 100,000 vesting per annum on December 31, 2011, 2012, and 2013. On May 2, 2012 and additional option to purchase up to 200,000 shares were granted pursuant to a employment agreement vesting on December 31, 2014.

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

On January 10, 2013, Messrs. Moeller, Meader and Howard Balaban agreed to reduce the amount of payments for salary effective January 1, 2013 through January 19, 2013 to $165,000 and a further reduction to $140,000 commencing January 20, 2013, continuing until further notice by each one to the Board of Directors. The agreements with each of Messrs. Moeller, Meader and Howard Balaban include the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $0.21 per share and an amendment to all outstanding stock option grant notices to allow each to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On March 28, 2013, Mr. Meader voluntarily resigned his position as President effective April 5, 2013. The Company agreed that Mr. Meader will retain all stock options granted to him as of the date of termination, with no changes in the vesting and expiration dates in accordance with the original grant notices, in exchange for a general release of all claims against the Company. The Company has entered into a consulting agreement with Mr. Meader to provide continued services for an initial period of twelve months.

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

The agreement also provides for a cash incentive bonus determined at the sole discretion of our Board of Directors which shall not be less than 2.0% of the Company’s EBITDA (Earnings Before Interest, Depreciation, Taxes and Amortization) if the Company is EBITDA positive nor be more than 100% of the base salary, although the Board has retained discretion to waive the 100% cap. In addition, pursuant to the agreement Ms. Morgan has been granted a qualified stock option to purchase up to 2000,000 shares of the Company’s common stock, vesting on December 31, 2014.  The exercise price of option is $0.44 per share and the option will expire on the fifth anniversary of the date of vesting except in the event of a termination for cause under the employment agreement, in which case the option will expire in its entirety ninety days after termination of employment.

The employment agreement provides for payment of severance compensation equal to twelve months of the base salary on the date of termination of employment by the Company other than for cause.  Subject to the provisions of Section 409A of the Internal Revenue Code of 1986, as amended, severance will be paid over the course of twelve months following the termination date and will be made on the Company’s normal payroll dates during the severance period. Severance compensation is in addition to her base salary through the date of termination, accrued vacation and bonus compensation earned but not yet paid on the date of termination.

In addition, the agreement provides that, upon termination without cause or as a result of a change of control, the unvested portion of any options then held by Ms. Morgan will immediately vest.  For purposes of this agreement, a “change of control” includes the sale of all or substantially all of the Company’s assets, a merger or consolidation resulting in securities representing 50% of the combined voting power of the outstanding common stock being transferred to persons who are different from the holders immediately preceding the transaction, the acquisition (directly or indirectly) of 50% of the total combined voting power of the common stock pursuant to a tender or exchange offer, or a majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election.

The employment agreement includes standard confidentiality, non-competition (including during any severance period), non-solicitation and non-disparagement provisions, provides for twenty days of vacation time per annum, and provides for indemnification of the Executive to the fullest extent allowed by the California Corporations Code and the Company’s Articles of Incorporation and Bylaws.

On January 10, 2013, Ms. Morgan agreed to defer the payment of the salary increase which would have become effective January 1, 2013. The deferral will continue until further notice by Ms. Morgan to the Board of Directors. The agreement includes the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $0.21 per share and an amendment to all outstanding stock option grant notices to allow Ms. Morgan to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal years ended December 31, 2012 and 2011 in the director's capacity as director.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Saul Hyatt	2012	$0	$0	$388	$0	$0	$0	$388
	2011	$0	$0	$2,250	$0	$0	$0	$2,250

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of shares of our common stock as of April 1, 2013 known by us through transfer agent records, held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 72,383,205 shares of common stock outstanding as of April 1, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

$0.001 par value common stock	Klaus Moeller 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	4,027,225 shares	10%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees The Meader Family Trust dated June 27, 2002 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	6,653,469 shares	13%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees of Ani Meader Trust dated July 25, 2006 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	1,500,000 shares	2%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees of Mark Meader Trust dated July 25, 2006 5820 Oberlin Dr., Suite 203 San Diego, CA 92121	1,500,000 shares	2%
$0.001 par value common stock	Michael Gene Meader and Suzanne Donayan Meader Trustees of Anthony Meader Trust dated July 25, 2006 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	1,500,000 shares	2%
$0.001 par value common stock	Larry Balaban 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	4,941,999 shares	12%
$0.001 par value common stock	Larry Balaban and Sara Balaban Trustees of Balaban Children’s Trust dated October 15, 2006 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	1,000,000 shares	1%
$0.001 par value common stock	Howard Balaban 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	10,733,724 shares	19%
$0.001 par value common stock	Sara Balaban 1265 Rubenstein Ave. Cardiff, CA 92007	3,862,567 shares	8%
$0.001 par value common stock	Jeanene Morgan 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	8,740 shares	1%
$0.001 par value common stock	Saul Hyatt 3111 Camino del Rio North, Suite 400 San Diego, CA 92108	0 shares	<1%
$0.001 par value common stock	All officers and directors as a group	31,865,157 shares (1)	59%

(1)	Where persons listed on this table have the right to obtain additional shares of our common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from April 1, 2013, these additional shares are deemed to be beneficially owned for the purpose of computing the amount and percentage of common stock owned by such persons. The Company granted each of Messrs. Moeller, Howard Balaban, Larry Balaban and Michael G. Meader an option to purchase up to 2,000,000 shares of the Company’s common stock on January 20, 2009, the total shares of which were vested on December 31, 2009 as part of the original employment agreements. On April 26, 2011, the Company signed new employment agreements which granted each of Messrs. Moeller, Meader, Howard Balaban, and Larry Balaban an additional option to purchase up to 1,000,000 shares of the Company’s common stock, 250,000 fully vested as of April 1, 2011, with the remaining option vesting as of April 1, 2012, 2013, and 2014 in the amount of 250,000 shares each year. The Company granted Jeanene Morgan an option to purchase up to 50,000 shares on December 31, 2009, which were fully vested as of that date. The Company granted Jeanene Morgan an option to purchase up to 450,000 shares on December 31, 2010, 150,000 were fully vested as of that date, with the remaining options vesting as of December 31, 2011, 2012, and 2013 in the amount of 100,000 shares each year. The Company granted an option to purchase up to 100,000 shares on December 31, 2011 to each of Messrs. Moeller, Meader, Howard Balaban, Larry Balaban, and Ms. Morgan, which were fully vested as of that date. The Company granted an option to purchase up to 100,000 shares on December 31, 2012 to each of Messrs. Moeller, Meader, Howard Balaban, Larry Balaban, and Ms. Morgan, which were fully vested as of that date. On each of December 31, 2012 and 2011, the Company granted options to purchase up to 25,000 shares of common stock to Mr. Hyatt, fully vesting as of the date of grant. As a result, the percentage ownership interest of each such officer referenced in the table includes the 3,250,000 shares which could be purchased within 60 days of April 1, 2013. As a result of a settlement in the divorce of Mr. Larry Balaban, shares were transferred to Sara Balaban. As she is also a trustee of a trust for minor children, the beneficial ownership includes those shares held by the trust. In addition, shares held by such officers as guardian for or in as trustees of trusts established for minor children are included in the table and are reflected in the aggregate number and percentage ownership for all officers and directors as a group. Percentages are based on total outstanding shares on April 1, 2013 of 72,383,205.

ITEM 13.                Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Our Creative Director, Larry Balaban, and our Vice-President of New Business Development, Howard Balaban, are brothers.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. In March 2011, Ms. Moeller subscribed for 1,000,000 shares of our common stock at a purchase price of $0.20 per share pursuant to a private placement offering conducted by the Company under Rule 506. In lieu of cash payment for the shares, Ms. Moeller agreed to a $200,000 reduction in the outstanding principal balance of her note effective April 1, 2011. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. The outstanding balance as of December 31, 2012 and December 31, 2011 was $0 and $170,823, respectively.

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms. At December 31, 2012 and 2011, there was a combined total of approximately $243,251 and $229,119, respectively, in principal and accrued interest outstanding under these notes.

On March 31, 2011, four of the officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. On March 31, 2012, three of the officers agreed to convert the entire balance outstanding on their respective notes in the cumulative amount of $1,326,048, including principal and interest, to 6,630,241 shares of common stock of the Company as payment in full. The remaining officer converted a total of $246,113 of the outstanding balance for 1,230,566 shares of common stock of the Company. All shares issued in exchange for the notes were valued at $0.20 per share. The remaining note has a principal balance of $159,753, a maturity date of January 15, 2015 and a stated interest rate of six percent (6%) per annum. There is no prepayment penalty. As of December 31, 2012 and December 31, 2011, the principal and accrued interest was $204,640 and $1,743,246, respectively.

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

Item 14.                Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2012	2011
Audit Fees	$79,000	$81,700
Tax Fees	2,375	1,725
Other Other Fees	–	–
Total Fees	$81,375	$83,425

Part IV

Item 15.                Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
3.4	Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)
3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.2	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.3+	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.4	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.5	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.6	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.1	Employment Agreement of Klaus Moeller (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.2	Employment Agreement of Michael G. Meader (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.3	Employment Agreement of Larry Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.4	Employment Agreement of Howard Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.5	Amended and Restated Subordinated Promissory Note to Klaus Moeller
10.6	Amended and Restated Subordinated Promissory Note to Michael G. Meader (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.7	Amended and Restated Subordinated Promissory Note to Larry Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.8	Amended and Restated Subordinated Promissory Note to Howard Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.9	Promissory Note to Klaus Moeller (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)

10.10	Promissory Note to Michael G. Meader (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.11	Promissory Note to Larry Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.12	Promissory Note to Howard Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.13	Merchandise License Agreement with Jakks Pacific*( Incorporated by reference from Amendment No. 3 to Registration Statement on Form 10 filed with the Securities & Exchange Commission on July 26, 2011)
10.14	Joint Venture Agreement between Pacific Entertainment Corporation and Dr. Shulamit Ritblatt dated September 20, 2011 (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.15	Operating Agreement of Circle of Education, LLC (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.16	Promissory Note to Isabel Moeller dated September 30, 2010(Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.17	Agreement to Convert Debt Into Equity between Pacific Entertainment Corporation and Isabel Moeller dated April 1, 2011(Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.18	Distribution Agreement between Pacific Entertainment Corporation and Global Access Entertainment, Inc. dated November 17, 2009* ( Incorporated by reference from Amendment No. 3 to Registration Statement on Form 10 filed with the Securities & Exchange Commission on July 26, 2011)
10.19	Employment Agreement dated as of May 2, 2012 between Jeanene Morgan and Genius Brands International, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on May 15, 2012)
10.20	Securities Purchase Agreement dated as of June 27, 2012 between Genius Brands International, Inc. and each of the purchasers signatory thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.21	Security Agreement dated as of June 27, 2012 between the Company and its Subsidiaries and the holders of the Company’s 16% Senior Secured Convertible Debentures. (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.22	Form of the Company’s 16% Senior Secured Convertible Debenture (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.23	Form of Common Stock Warrant issued to the holders of the Company’s 16% Senior Secured Convertible Debentures (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)

21**	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and 17 CFR 200.83. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Filed Herewith

LIST OF SUBSIDIARIES

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

April 1, 2013	By:	/s/ Klaus Moeller
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

April 1, 2013	By:	/s/ Klaus Moeller
Klaus Moeller
Chief Executive Officer (Principal Executive Officer)

April 1, 2013		/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer (Principal Financial and Accounting Officer)

April 1, 2013		/s/ Michael Meader
Michael Meader
President and Director

April 1, 2013		/s/ Larry Balaban
Larry Balaban
Chief Creative Officer and Director

April 1, 2013		/s/ Howard Balaban
Howard Balaban
Ex. VP of New Business Development and Director

April 1, 2013		/s/ Saul Hyatt
Saul Hyatt
Director

TABLE OF CONTENTS

Page No.

Audited Financial Statements for the Twelve-month Period Ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Genius Brands International, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity(deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 1, 2013

Genius Brands International, Inc.

Consolidated Balance Sheets

December 31, 2012 and December 31, 2011 (audited)

ASSETS	12/31/2012	12/31/2011
Current Assets:
Cash	$447,548	$405,341
Accounts Receivable, net	1,084,233	1,021,039
Inventory	326,072	340,782
Prepaid and Other Assets	139,983	168,486
Total Current Assets	1,997,836	1,935,648

Property and Equipment, net	23,736	32,894
Capitalized Product Development in Process	246,617	278,696
Intangible Assets, net	356,070	405,019
Debenture Issuance Costs	191,762	–
Total Assets	$2,816,021	$2,652,257

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$971,097	$1,008,460
Accrued Expenses	496,662	408,684
Accrued Salaries and Wages	516,083	193,519
Accrued Interest - Debentures	45,716	19,049
Derivative Valuation	68,962	–
Total Current Liabilities	2,098,520	1,629,712

Long Term Liabilities:
Notes Payable (Net of Discount of $485,147 and $0, respectively)	514,853	–
Notes Payable and Accrued Interest – Related Parties	447,891	2,143,178
Total Liabilities	3,061,264	3,772,890

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized; 71,912,617 and 60,698,815 shares issued and outstanding, respectively	71,913	60,699
Additional Paid in Capital	9,890,868	6,959,083
Accumulated Deficit	(10,208,024)	(8,135,049)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	(245,243)	(1,115,267)
Noncontrolling Interest	–	(5,366)
Total Equity	(245,243)	(1,120,633)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,816,021	$2,652,257

Genius Brands International, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2012 and 2011 (audited)

	2012	2011
Revenues:
Product Sales	$6,277,663	$5,387,538
Licensing & Royalties	292,536	635,472
Total Revenues	6,570,199	6,023,010

Cost of Sales (Excluding Depreciation)	4,836,321	3,636,712

Gross Profit	1,733,878	2,386,298

Operating Expenses:
Product Development	32,792	18,491
Professional Services	181,172	249,655
Rent Expense	38,982	82,469
Marketing & Sales	727,695	917,196
Depreciation & Amortization	149,823	208,859
Salaries and Related Expenses	1,689,064	1,394,746
Stock Compensation Expense	264,122	432,422
Other General & Administrative	612,513	352,733
Total Operating Expenses	3,696,163	3,656,571

Loss from Operations	(1,962,285)	(1,270,273)

Other Income (Expense):
Other Income	388	24,865
Interest Expense	(332,055)	(2,870)
Interest Expense – Related Parties	(50,259)	(123,981)
Gain (loss) on extinguishment of debt	76,280	–
Gain (loss) on derivative valuation	200,322	–
Net Other Income (Expense)	(105,324)	(101,986)

Loss before Income Tax Expense and Noncontrolling Interest	(2,067,609)	(1,372,259)

Income Tax Expense	–	–

Net Loss	(2,067,609)	(1,372,259)
Net Loss attributable to Noncontrolling Interest	–	5,366
Net Loss attributable to Genius Brands International, Inc.	$(2,067,609)	$(1,366,893)

Net Loss per common share	$(0.03)	$(0.02)

Weighted average shares outstanding	68,928,617	58,923,904

Genius Brands International, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Noncontrolling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2010 (audited)	55,116,515	$55,117	$5,421,823	$–	$(6,768,156)	$(1,291,216)

Common Stock Issued for Cash	4,300,000	4,300	855,700	–	–	860,000
Common Stock Issued for Debt	1,032,300	1,032	208,658	–	–	209,690
Stock Offering Costs	–	–	(1,770)	–	–	(1,770)
Common Stock Issued for Services	250,000	250	42,250	–	–	42,500
Stock Compensation Expense	–	–	432,422	–	–	432,422
Noncontrolling Interest	–	–	–	(5,366)	–	(5,366)
Net Loss	–	–	–	–	(1,366,893)	(1,366,893)
Balance, December 31, 2011 (audited)	60,698,815	60,699	6,959,083	(5,366)	(8,135,049)	(1,120,633)

Common Stock Issued for Cash	1,000,000	1,000	199,000	–	–	200,000
Common Stock Issued for Services	1,486,070	1,486	323,228	–	–	324,714
Common Stock Issued in exchange for repayment of Note Payable	8,727,732	8,728	1,736,818	–	–	1,745,546
Warrants Granted for Debenture Issuance Costs	–	–	28,929	–	–	28,929
Warrants Granted for Debt Discount	–	–	379,688	–	–	379,688
Stock Compensation Expense	–	–	264,122	–	–	264,122
Acquisition of Noncontrolling Interest	–	–	–	5,366	(5,366)	–
Net Loss	–	–	–	–	(2,067,609)	(2,067,609)
Balance, December 31, 2012 (audited)	71,912,617	$71,913	$9,890,868	$–	$(10,208,024)	$(245,243)

Genius Brands International, Inc.

Consolidated Statements of Cash Flows (audited)

Cash Flows from Operating Activities:	12/31/2012	12/31/2011
Net Loss	$(2,067,609)	$(1,366,893)
Adjustments to reconcile net loss to net
cash provided in operating activities:
Net Loss Attributable to Noncontrolling Interest	–	(5,366)
Depreciation Expense	11,056	12,550
Amortization Expense	138,767	196,309
Issuance of Common Stock for Services	324,714	42,500
Acretion of Discount on Convertible Debenture	163,825	–
Stock Compensation Expense	264,122	432,422
Gain on Extinguishment of Debt	(76,280)	–
Gain on Derivative Valuation	(200,322)	–

Decrease (increase) in operating assets:
Accounts Receivable	(63,194)	56,646
Inventory	14,710	(93,277)
Prepaid Expenses & Other Assets	28,503	(113,110)

Increase (decrease) in operating liabilities:
Accounts Payable	38,917	69,722
Accrued Salaries	322,564	130,968
Accrued Interest	26,667	–
Accrued Interest – Related Party	50,259	123,981
Other Accrued Expenses	87,978	186,945
Net cash provided/(used) in operating activities	(935,323)	(326,603)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(57,739)	(203,890)
Purchase of Fixed Assets	(1,898)	(10,276)
Net cash provided/(used) by investing activities	(59,637)	(214,166)

Cash Flows from Financing Activities:
Sale of Common Stock	200,000	860,000
Common Stock Offering Cost	–	(1,770)
Proceeds from Debenture	1,000,000	–
Issuance Costs on Debenture	(162,833)	–
Payments on Related Party Debt	–	(120,000)
Net cash provided/(used) by financing activities	1,037,167	738,230

Net increase/(decrease) in cash	42,207	197,461
Beginning Cash Balance	405,341	207,880
Ending Cash Balance	$447,548	$405,341

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$4,012	$2,870
Schedule of non-cash financing and investing activites:
Related Party Note converted to Common Stock	$1,745,546	$200,000
Stock Issued for Debt	$–	$9,690
Warrants granted for debenture issuance costs	$28,929	$–
Discount on debentures attributed to warrants	$379,688	$–
Derivative valuation on debentures	$269,284	$–

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), f/k/a Pacific Entertainment Corporation, creates and distributes music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands, including Baby Genius. We create, market and sell children’s videos, music, books and other products in the United States by distribution at wholesale to retail stores and distributors, direct to consumers through various “deal for a day” sites and through digital platforms using intellectual property developed and owned by us. We license the use of our intellectual property, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand, whereby we receive advances and royalties. The Company also obtains rights to the content of other studios for distribution through our warehouse facility to our customers, for which we either pay royalty fees or earn distribution fees. We have licensing agreements with other companies under which we produce music-based products using their characters and brands and for which we pay a royalty.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). Pursuant to the Articles of Merger, Pacific Entertainment Corporation, a California corporation, merged into Genius Brands International, Inc., a Nevada corporation that, prior to the Reincorporation, was the wholly owned subsidiary of Pacific Entertainment Corporation. Genius Brands International, the Nevada corporation, is the surviving corporation. In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) and on November 29, 2011 our trading symbol changed from “PENT” to “GNUS”..

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line to be distributed world-wide. As a result of the agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes associated with our Baby Genius series of videos and music CDs. The toy line covers a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® has the sole right to manufacture, market and distribute on a world-wide basis.  It also allows Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys, where we may already have other licenses who produce similar products or may grant licenses for such products to new parties in addition to Tollytots®.  We have received recoupable advances and will receive quarterly royalty payments in excess of the advances, if applicable, from sales of products developed under the agreement by Tollytots®.  The Company will have rights to sell product developed under the license agreement directly via its website subject to availability of inventory from Tollytots®.  The agreement provides for certain guaranteed minimum payments to the Company for each contract year.  The agreement is subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories have not been met in any contract year. Currently, Tollytots® has several toys developed for the line, including musical and early learning toys, and the toys were available for retail sales beginning in the third quarter of 2012.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

We experienced a reduction in royalty revenue in 2011 and 2012 due to the gap between the cessation of sales by Battat in Spring 2011 and the commencement of sales of the Tollytots® line in Fall 2012.  The new toy line did not produce additional royalty revenue in excess of the guaranteed minimum payments subsequent to its launch at retail in the third quarter of 2012 and there is no guarantee that it will produce additional revenue in the future.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels.

On September 20, 2010, the Company entered into a joint venture agreement with Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 2-5 years.  The Company actively participated in a research study into the use of music-based curriculum through a major university for three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. In March 2012, the Company and Dr. Ritblatt agreed to terminate the joint venture agreement. COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company. Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party. Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

The Company has developed the Ready!Play!Learn!™ program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in the second quarter of 2013. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

In 2012, the Company began development of an application based on our content and characters. The initial application includes digital video and music delivery, with games and puzzles based on our characters, which is scheduled to be available in the second quarter of 2013. Future enhancements include a variety of tools, including lesson plans, curriculum and songs designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

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

Liquidity

Historically, the Company has incurred net losses.  As of December 31, 2012, the Company had an accumulated deficit of $10,208,024 and a total stockholders’ deficit of $245,243.  At December 31, 2012, the Company had current assets of $1,997,836, including cash $447,548, and current liabilities of $2,098,520, resulting in a working capital deficit of $100,684.  For the year ended December 31, 2012, the Company reported a net loss of $2,067,609 and net cash used by operating activities of $935,323.  Management believes that its increasing sales, cash provided by operations, together with funds available from deferred officers’ salaries, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Significant Accounting Policies

Revenue Recognition - The Company recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by FASB Accounting Standards Codification (“ASC”) Topic 605 - Revenue Recognition.

 Revenues associated with the sale of products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

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

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiary: Circle of Education LLC.  All inter-company balances and transactions have been eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $57,305 and $42,309 established as of December 31, 2012 and December 31, 2011, respectively.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Intangible Assets –Intangible Assets acquired, either individually or with a group of other assets, are initially recognized and measured based on fair value.  In the acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets.

The Company develops new video, music, books and digital applications, in addition to adding content, improved animation and songs/features to their existing productions.  The costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.  The Company begins amortization of new products when it is available for general release.  Annual amortization cost of intangible assets are computed based on the straight-line method over the remaining economic life of the product, generally such deferred costs are amortized over five years.

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.

Stock Based Compensation - As required ASC 718 - Stock Compensation, the Company recognizes an expense related to the fair value of our stock-compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant.

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

Advertising Costs- The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company.  Advertising expense for the year ended December 31, 2012 and December 31, 2011 was $54,454 and $19,302, respectively.

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at December 31, 2012 and December 31, 2011 should be $53,000 and $84,000, respectively.

Concentration of Risk - The Company’s cash and cash equivalents are maintained at one financial institution and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount.  Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per institution. The Dodd-Frank Deposit Insurance Provision provides that all funds in noninterest-bearing transaction accounts held at FDIC-insured depository institutions (“IDIs”) will be fully insured from December 31, 2010 through December 31, 2012.   As of December 31, 2012 and 2011, there were no uninsured balances.

For fiscal year 2012, the revenue from two customers comprised 43.8% and 17.7% of the Company’s total revenue.  Those two accounts made up 0%, and 28.5% of the total accounts receivable balance at December 31, 2012, respectively.   For fiscal year 2011, the revenue from one customer comprised 28.5% of the Company’s total revenue.  This account made up 1.1% of the total accounts receivable balance at December 31, 2011. The major customers for the year ending December 31, 2012 are not necessarily the same as one of the major customers at December 31, 2011.   There is significant financial risk associated with a dependence upon a small number of customers.  The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt.  At December 31, 2012 and 2011, no allowance for bad debt has been established for the major customers as these amounts are believed to be fully collectible.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Earnings Per Share - Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. The Company had stock options to purchase 15,845,000 shares of common stock and warrants to purchase 5,852,060 shares of common stock outstanding as of December 31, 2012.

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

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue as follows as of December 31, 2012 and December 31, 2011:

	2012	2011
Furniture and Equipment	$89,159	$87,261
Less Accumulated Depreciation	(65,423)	(54,367)
Net Fixed Assets	$23,736	$32,894

Trademarks	$129,831	$129,831
Product Masters	3,279,369	3,255,107
Other Intangible Assets	290,161	224,605
Less Accumulated Amortization	(3,343,291)	(3,204,524)
Net Intangible Assets	$356,070	$405,019

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets. At year end December 31, 2012 and 2011, it was determined that no impairment existed.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Company continues to develop new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. In accordance with FASB Accounting Standards Codification regarding ASC 350 - Intangible Assets and ASC 730 - Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. As of December 31, 2012, the Company has $246,617 in Capitalized Product Development in Process representing video, music, website, digital application and preschool preparation program development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued but unpaid salaries and vacation benefits total $516,083 and $193,519 as of December 31, 2012 and 2011, respectively. Debenture Interest accrued and unpaid is $45,716 at December 31, 2012 and $19,049 at December 31, 2011. Other accrued liabilities totaling $496,662 and $408,684 for the twelve months ended December 31, 2012 and 2011 are as follows:

	2012	2011
Allowance for Sales Returns	$53,000	$84,000
Distribution Arrangements Payable	217,858	236,420
Deferred Revenue	110,177	–
Royalties Payable	59,033	50,743
Other Accrued Expenses	56,594	37,521
Total Accrued Expenses	$496,662	$408,684

The Company recognized a derivative liability for the conversion feature and warrants for the $1.0 million senior secured debenture issued on June 27, 2012 as an embedded derivative. It was valued on the respective transaction dates of June 27, 2012 for issuance of the debentures and the period ended December 31, 2012 using a Black-Scholes pricing model. The conversion feature may be exercised at any time and are thus reported as current liabilities. Warrants to purchase 5,000,000 shares of common stock were issued to Hillair as part of the debenture and 380,952 warrants to purchase shares of common stock were issued to National Securities Corporation and several of its employees, who acted as placement agent to the Company in connection with the Debenture. These warrants have a cashless exercise provision effective six months after the issuance date. In accordance with ASC 815-10-25, we measured the subsequent derivative valuation using a Black-Scholes pricing model on December 31, 2012 and recorded the additional derivative liability as of that date. See Note 6: Stockholders’ Equity for additional information on the warrants issued. At the end of each quarterly reporting date the values are evaluated and adjusted to current market value. The amount recorded as of December 31, 2012 and December 31, 2011 was $68,962 and $0, respectively.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Derivative liability activity for the twelve months ending December 31, 2012 was as follows:

	December 31, 2012	June 27, 2012	Gain (Loss) on Derivative, 12 Months Ending December 31, 2012
Conversion feature of the June 27, 2012 Securities Purchase Agreement (see note 4)	$15,743	$269,284	$(253,541)
5,000,000 Warrants	49,491	–	49,491
380,952 Warrants	3,728	–	3,728
Total	$68,962	$269,284	$(200,322)

Fair market values of the Company's derivatives as of December 31, 2012 were based on the Black Scholes valuation using the following assumptions:

	Conversion Feature	Warrants
Risk-free interest rate	0.25%	0.73%
Expected life in years	1.49	4.5
Dividend yield	0	0
Expected volatility	75.84%	70.00%

The Company recorded a gain on the derivative valuation for the debenture in the amounts of $200,322 and $0 for the twelve months ended December 31, 2012 and 2011, respectively.

Note 4:  Notes Payable

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock. The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”). The Company issued to Hillair the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by Hillair to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $0.21 per share, subject to adjustments. Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. Commencing on December 27, 2013, the Company will be obligated to redeem a certain amount under the Debenture on a quarterly basis, in an amount equal to $250,000 on each of December 27, 2013 and March 27, 2014 and $500,000 on June 27, 2014, until the Debenture’s maturity date of June 27, 2014. Accrued interest was recorded as of December 31, 2012 and December 31, 2011 in the amounts of $45,716 and $0, respectively.

Debt Discount was recorded in the aggregate amount of $648,972 for the issuance of warrants and the derivative value of the convertible feature of the debenture at inception.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The warrants were valued in the amount of $379,688, based on the Black-Scholes valuation using the following assumptions:

Risk-free interest rate	0.73%
Expected life in years	5
Dividend yield	0
Expected volatility	63.65%

Debt Discount for the convertible feature of the debenture was valued in the amount of $269,284 using the Black-Scholes calculation with the following assumptions:

Risk-free interest rate	0.31%
Expected life in years	2
Dividend yield	0
Expected volatility	60.01%

Interest expense for the amortization of the debt discount for the warrants and convertible feature of the debenture is calculated on a straight-line basis over the two year life of the debenture. For the twelve months ended December 31, 2012 and December 31, 2011, amortization of the debt discount was recorded in the amounts of $163,825 and $0, respectively, for a debt discount balance of $485,147 and $0, respectively.

To secure the Company’s obligations under the Debenture, the Company granted a security interest in certain of its property to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debenture.

National Securities Corporation acted as placement agent to the Company in connection with the Debenture and Warrant Transaction and received commissions of 8% of the gross proceeds and a five year warrant to purchase up to 380,952 shares of the company’s common stock at a price of $0.33 per share, which warrant contained terms substantially similar to the Debenture Warrants.

Additional information regarding the Debenture may be found in the Form 8-K filed by the Company on July 2, 2012.

Debenture Interest accrued and unpaid for the 2006 issuance of $2.5 million is $19,049 as of December 31, 2012 and 2011. Interest on this series of debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

As of December 31, 2012 and 2011, the Company had the following notes payable and accrued interest balances outstanding:

	2012	2011
Debenture - $1,000,000 16% senior secured convertible	$1,000,000	$–
Debt Discount	(485,147)	–
Total Notes Payable	514,853	–
Less: Current Portion	–	–
Long Term Portion	$514,853	$–

Accrued Interest
Debenture - $1,000,000 16% senior secured convertible Issued June 27,2012	$26,667	$–
Debenture - $2,500,000 Terminated June 2009	19,049	19,049
Accrued Interest - Current Portion	$45,716	$19,049

Maturities requirements on long-term debt subject to mandatory redemption are as follow:

2013	$250,000
2014	750,000
2015	–
2016	–
2017	–
Total	$1,000,000

Note 5:  Notes Payable and Accrued Interest - Related Parties

As of December 31, 2012 and 2011, the Company had the following notes payable and accrued interest balances outstanding:

	2012	2011
Related Party Note Payable to Company	$–	$136,840
Accrued Interest on Related Party Note	–	33,982
Officer Loans to Company	194,163	194,163
Accrued Interest on Officer Loans to Company	49,087	34,957
Subordinated Officer Loans to Company	159,753	1,620,137
Accrued Interest on Subordinated Loans	44,888	123,099
Total Notes Payable and Accrued Interest	447,891	2,143,178
Less: Current Portion	–	–
Long Term Portion	$447,891	$2,143,178

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms. For the twelve months ended December 31, 2012 compared to the same period of 2011, interest expenses for these loans were recorded in amounts of $14,132 and $13,132, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principal balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. Interest expense for the twelve months ended December 31, 2012 and December 31, 2011 was $2,562 and $11,840, respectively. The note is paid in full.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2102, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the twelve month periods ended December 31, 2012 and 2011, interest expense was recorded in the amounts $33,565 and $99,009, respectively.

Maturities requirements on long-term debt subject to mandatory redemption are as follows:

2013	$–
2014	–
2015	353,919
2016	–
2017	–
Total	$353,919

Note 6:  Stockholders’ Equity

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. As of December 31, 2012 and December 31, 2011, there were 71,912,617 and 60,698,815 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of December 31, 2012 and December 31, 2011, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In January 2011, the issuer granted an incentive stock option to purchase up to 25,000 shares of common stock to our Vice President of Sales.  The option was fully vested on March 31, 2011 and will expire five years from the date of grant.  The option was granted with an exercise price of $0.336 per share.

On March 31, 2011, the Company issued 32,300 shares of restricted common stock for debt pursuant to Section 4(6) of the Securities Act of 1933 in exchange for services valued at approximately $9,690 or $0.30 per share.

In April 2011, pursuant to new employment agreements, we granted a non-qualified stock option to purchase up to 1,000,000 shares of common stock to each of Mr. Moeller, Mr. Meader, Mr. Larry Balaban and Mr. Howard Balaban.  The options were vested as to 250,000 of the shares on the date of grant and will vest as to the remaining shares at a rate of 250,000 shares on each of April 1, 2012, April 1, 2013 and April 1, 2014.  The options have a term of ten years and will not expire earlier except in the event of a termination for cause, in which case they will expire as to all shares within ninety days of the date of termination.  The options were granted with an exercise price of $0.44 per share.

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

On June 13, 2011, the issuer granted a non-qualified option to purchase up to 1,000,000 shares of restricted common stock at an exercise price of $0.44 as part of a consulting agreement. The option will vest as to 500,000 shares on May 31, 2012 with the remainder vesting on May 31, 2013 and will expire five years from the grant date.  The Company a right of first refusal on any shares purchased under the option in the event of early termination of the agreement.  The repurchase price of the right of first refusal would be the bid price on the date of termination.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

On April 11, 2012, the Company agreed to issue 1,000,000 shares of common stock in exchange for investor relations services valued at $235,000.

On May 2, 2012, the Company issued 111,070 shares of common stock in exchange for marketing services valued at $22,214.

On May 2, 2012, the Company issued an incentive stock option to purchase up to 200,000 shares of common stock pursuant to an employment agreement with the Chief Financial Officer. The option vests on December 31, 2014 and will expire five years from that date. The exercise price was $0.44 per share. The option was granted pursuant to the exemption provided in Rule 701.

On May 10, 2012, the Company issued 250,000 shares of restricted common stock to one service provider for investor relations services pursuant to Section 4(6) of the Securities Act of 1933 in exchange for services valued at approximately $42,500, or $0.17 per share.

On May 10, 2012, the Company issued 900,000 shares of common stock for cash in the amount of $180,000, or $0.20 per share, to an accredited investor. The Company issued an additional 1000,000 shares to the same investor for $20,000 cash, or $0.20 per share.

On June 20, 2012, the Company issued 125,000 shares of common stock in exchange for legal services valued at $25,000.

On June 27, 2012, a senior secured convertible debenture was issued in the face value of $1,000,000 with a stated conversion price of $0.21, subject to certain adjustments, and 5,000,000 warrants, which is equal to the total face value divided by the stated warrant conversion price of $0.20. The debenture warrants may be exercised at any time on or after June 27, 2012 and on or prior to the close of business on June 27, 2017, at an exercise price of $0.33 per share, subject to adjustments upon certain events.  The warrants contain full anti-dilution protection and do not limit the amount the Company would be required to pay or the number of shares the Company could be required to issue. The warrants were valued at $379,688, which was recorded as debt discount as of June 30, 2012.

The Company issued warrants to purchase up to 380,952 shares of the company’s common stock at a price of $0.33 per share, which warrants contained terms substantially similar to the Debenture Warrants to National Securities Corporation and several of its employees, who acted as placement agent to the Company in connection with the Debenture. The warrants were valued at $28,929, which was recorded as debt issuance costs.

All warrants issued pursuant to the debenture transactions were valued using Black-Scholes calculations with the following assumptions:

Risk-free interest rate	0.73%
Expected life in years	5
Dividend yield	0
Expected volatility	63.65%

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Company is required to reserve shares equal to the total outstanding debentures divided by seventy-five percent (75%) of the conversion price plus the outstanding warrants. As of December 31, 2012, we have reserved 11,349,206 shares of common stock for the debenture conversion provision and warrants issued to Hillair. The net proceeds of the debenture, after legal fees, due diligence fees and commissions were $796,817.

On July 6, 2012, the issuer granted a non-qualified stock option to purchase up to 100,000 shares of common stock pursuant to a consulting agreement. The option fully vested on the date of issuance and will expire five years from the grant date. The exercise price was $0.44 per share.

On December 31, 2012 the Company issued Stock Option Grant notices to nineteen employees and service providers under the 2008 Stock Option Plan, as amended. Options to purchase 755,000 shares of common stock at an average exercise price of $0.15 per share were granted with a 5 year life, fully vesting on December 31, 2012. The Company’s calculation of the average fair market value of the stock-based award that was granted was $0.02 per option, or $13,794 for all of the options granted. The full value of the options was expensed in 2012.

The Company has warrants outstanding to purchase up to 5,852,060 and 471,108 shares of our common stock at December 31, 2012 and 2011, respectively.

Warrants were issued on June 27, 2012 to various holders as part of the debenture discussed in Unregistered Sales of Equity Securities. These warrants have an exercise price of $0.33 and will expire on July 26, 2017.  All common stock underlying the warrants will be restricted when issued.

Previous warrants had been issued with an exercise price of $0.40 per share and expire on November 18, 2013. All common stock underlying the warrants will be restricted when issued.

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

Note 7:  Income Taxes

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Net deferred tax liabilities consist of the following components as of December 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$2,531,500	$1,998,000
Returns Reserve	20,700	32,800
Inventory Reserve	22,300	–
Accrued Related Party Interest	36,700	82,300
Accrued Officer Compensation	158,600	41,800
Accrued Compensated Absences	38,100	26,800
Charitable Contributions	1,900	2,400
Deferred tax liabilities:
Depreciation and Amortization	(58,700)	(92,000)

Valuation Allowance	(2,751,100)	(2,092,100)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2012 and December 31, 2011 due to the following:

	2012	2011

Book Loss	$(806,400)	$(533,100)
Charitable	–	–
Meals and Entertainment	2,800	3,000
Stock Compensation for Services	162,800	189,100
Related Party Interest	(45,700)	48,400
Accrued Compensated Absences	11,200	6,200
Accrued Officer Compensation	116,800	41,800
Returns Reserve	(12,100)	3,100
Inventory Reserve	5,800	–
Depreciation and Amortization	33,300	15,200
Valuation Allowance	531,500	226,300
	$–	$–

At December 31, 2012, the Company had net operating loss carry forwards of approximately $6,486,000 that may be offset against future taxable income from the year 2013 through 2033. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 8:  Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification. Rental expenses incurred for operating leases during 2012 and 2011 were $38,982 and $82,469. The Company had two operating leases for office space and one rental agreement for warehouse space in 2011. The San Diego, California office is approximately 2,162 square feet and had a lease which expired in October, 2010. The Company continues to occupy an office in the space on a month to month basis. The Del Mar, California office was approximately 1,415 square feet and had been subleased.  Both the lease and sublease on the Del Mar property expired July 31, 2011.  The warehouse space of approximately 2,000 square feet in Rogers, Minnesota is rented on a month to month basis. In November 2012, the Company signed a six month lease to occupy three offices in San Diego, California.

Note 9: Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics. The Company has determined there were no new accounting pronouncements issued during the twelve months ended December 31, 2012 and December 31, 20111 that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 10:  Stock Options

The Company has adopted the provisions of ASC 718 – Compensation which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

On January 1, 2011, the Company issued a Stock Option Grant to the Vice President of Sales for the purchase of up to 25,000 shares of common stock, fully vesting as of March 31, 2011. The exercise price of $0.336 was determined using an average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.14 per option, or $3,426 for the option granted.  The full value of the options was expensed in 2011.

On April 1, 2011, pursuant to employment agreements between the Company and Messrs. Moeller, Meader, Larry Balaban and Howard Balaban each executive has been granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share, vesting as to 250,000 shares on April 1, 2011 and 250,000 shares per year on the anniversary date of the agreements. The options have a 10 year life from the date of grant.  The exercise price was determined using 110% of the average of the closing price of the five days immediately preceding the Date of Grant.  The Company’s calculation of the fair market value of the stock-based award that was granted was $0.19 per option, or $756,304 for all of the options granted.  Expense was recorded in 2012 and 2011 in the amount of $189,076 and $330,883, respectively, representing 1,000,000 options vested on April 1, 2011 and the amortized expense for the remaining 3,000,000 options recognized on a straight line basis over the remaining three years of the vesting schedule.

On April 1, 2011, the Company issued a stock option grant to the Vice President of Sales for the purchase of up to 25,000 shares of common stock, fully vesting as of June 30, 2011. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.15 per option, or $3,448 for the option granted.  The full value of the option was expensed in 2011.

On June 1, 2011, as a result of a consulting agreement to provide certain management and advisory services, the Company issued a stock option grant notice to purchase up to 1,000,000 shares of the Company’s common stock, vesting as to 500,000 shares each on May 31, 2012 and 2013. The exercise price is $0.44 per share. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.05 per option, or $49,257 for the option granted.  The expense was amortized over the vesting schedule on a straight line basis. A total expense of $24,629 and $14,367 was recognized in 2012 and 2011, respectively.

On July 1, 2011, the Company issued a stock option grant to the Vice President of Sales for the purchase of up to 25,000 shares of common stock, fully vesting as of September 30, 2011. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.04 per option, or $1,122 for the option granted.  The full value of the options was expensed in 2011.

On October 1, 2011, the Company issued a stock option grant to the Vice President of Sales for the purchase of up to 25,000 shares of common stock, fully vesting as of December 31, 2011. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.05 per option, or $1,250 for the option granted.  The full value of the options was expensed in 2011.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

On December 31, 2011, the Company issued a Stock Option Grant notice in conjunction with the employment of a Marketing Director under the 2008 Stock Option Plan, as amended.  An option to purchase up to 250,000 shares of common stock at an exercise price of $0.44 per share was granted fully vesting on September 30, 2012. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.06 per option, or $14,007 for all of the option granted.  Expense was recorded in 2012 and 2011 in the amounts of $10,505 and $3,502, respectively.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2011.  The Company used the following assumptions for the 2011 valuations:

Risk-free interest rate	.85% – 2.20%
Expected life in years	5-10
Dividend yield	0
Expected volatility	59.19% - 61.68%

On January 1, 2012 and April 1, 2012, the Company issued two Stock Option Grants to the Vice President of Sales for the purchase of up to 25,000 shares of common stock each, which were fully vested as of March 31, 2012 and June 30, 2012, respectively, with a life of five years and an exercise price of $0.50. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.025 per option, or $1,265 for all of the options granted.  The full value of the options was expensed in 2012.

On May 2, 2012, pursuant to an employment agreement with the Chief Financial Officer, the Company issued an option to purchase up to 200,000 shares of common stock. The option fully vests on December 31, 2014, has a five year term and an exercise price of $0.44. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.05 per option, or $11,588 for all of the options granted.  The amount expensed in 2012 was $2,897.

On July 6, 2012, the Company issued an option to purchase 100,000 shares of common stock pursuant to a services agreement with a consultant. The option is fully vested as of July 6, 2012, has a five year term and an exercise price of $0.44. The Company’s calculation of the fair market value of the stock-based award that was granted was $0.07 per option, or $6,889 for all of the options granted.  The full value of the options was expensed in 2012.

On December 31, 2012 the Company issued Stock Option Grant notices to nineteen employees and service providers under the 2008 Stock Option Plan, as amended.  Options to purchase 755,000 shares of common stock at an average exercise price of $0.15 per share were granted with a 5 year life, fully vesting on December 31, 2012.   The Company’s calculation of the average fair market value of the stock-based award that was granted was $0.02 per option, or $13,794 for all of the options granted.  The full value of the options was expensed in 2012.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2012.  The Company used the following assumptions for the 2012 valuations:

Risk-free interest rate	.64% – .89%
Expected life in years	5
Dividend yield	0
Expected volatility	59.15% - 67.62%

As of December 31, 2012, options to purchase up to 255,000 shares of the Company’s common stock previously issued in 2009 through 2012 expired due to the termination of employees.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following schedule summarizes the changes in the Company’s stock option plan during 2012 and 2011:

	Options Outstanding Number	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2010	8,970,000	$0.34-0.55	3.25 years	–	$0.44
Options Granted	6,065,000	0.18-0.50	7.22 years	–	0.39
Options Exercised	–	–	–	–	–
Options Expired	(40,000)	0.34-0.55	–	–	–
Balance at December 31, 2011	14,995,000	0.18-0.55	4.47 years	–	0.43
Options Granted	1,105,000	0.06-0.50	5.18 years	–	0.26
Options Exercised	–	–	–	–	–
Options Expired	(255,000)	0.18-0.55	–	–	–
Balance at December 31, 2012	15,845,000	$0.06-0.55	3.55 years	–	$0.42

Exercisable December 31, 2012	13,045,000	0.06-0.55	2.81 years	–	$0.41

Note 11:  Warrants

In connection with the sale of shares of its common stock in 2010 the Company issued warrants to purchase a total of 471,108 shares of its common stock at $0.40 per share exercisable for a three-year period.

During the 2012, 5,380,952 warrants were issued to various holders as part of the debenture issued on June 27, 2012. The warrants have an exercise price of $0.33, subject to adjustment, and a term of five (5) years. As of December 31, 2013, these warrants are subject to a cashless exercise provision, resulting in a derivative valuation subsequent to issuance. The Company used the Black-Scholes pricing model, and recorded a derivative liability in the amount of $53,222 which was fully expensed in 2012 in accordance with ASC 815-10-25. The following assumptions were used in the valuation:

Risk-free interest rate	.72%
Expected life in years	4.49
Dividend yield	0
Expected volatility	70.28%

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following schedule summarizes the changes in the Company’s warrants during 2012 and 2011:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share

Balance at December 31, 2010	471,108	$0.40	$0.40
Warrants Granted	–	–	–
Warrants Exercised	–	–	–
Warrants Expired	–	–	–
Balance at December 31, 2011	471,108	0.40	0.40
Warrants Granted	5,380,952	0.33	0.33
Warrants Exercised	–	–	–
Warrants Expired	–	–	–
Balance at December 31, 2012	5,852,060	$0.33 - 0.40	$0.34

Exercisable at December 31, 2012	5,852,060	$0.33 - 0.40	$0.34

The following schedule summarizes the outstanding warrants at December 31, 2012:

Number of Warrants Outstanding at December 31, 2012	Number of Warrants Exercisable at December 31, 2012	Expiration Date	Exercise Price

471,108	471,108	2013	$0.40
5,380,952	5,380,952	2017	0.33

Note 12: Fair Value Measurements

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
-	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$–	$–	$–	$–

Total assets measured at fair value	–	–	–	–

Liabilities

Derivative Liability	68,962	–	–	68,962
Convertible Debenture, net of discount	514,853	–	–	514,853
Total liabilities measured at fair value	$583,815	$–	$–	$583,815

Note 13:  Employment Agreements

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

On January 10, 2013, Messrs. Moeller, Meader and Howard Balaban agreed to reduce the amount of payments for salary effective January 1, 2013 through January 19, 2013 to $165,000 and a further reduction to $140,000 commencing January 20, 2013, continuing until further notice by each one to the Board of Directors. The agreements with each of Messrs. Moeller, Meader and Howard Balaban include the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $0.21 per share and an amendment to all outstanding stock option grant notices to allow each to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On March 28, 2013, Mr. Meader voluntarily resigned his position as President effective April 1, 2013. The Company agreed to the retention of all stock options granted to Mr. Meader as of the date of termination, vesting and expiration dates in accordance with the original grant notices in exchange for a general release of all claims against the Company. The Company has entered into a consulting agreement with Mr. Meader to provide continued services for an initial period of twelve months.

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

On January 10, 2013, Ms. Morgan agreed to defer the payment of the salary increase which would have become effective January 1, 2013. The deferral will continue until further notice by Ms. Morgan to the Board of Directors. The agreement includes the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $0.21 per share and an amendment to all outstanding stock option grant notices to allow Ms. Morgan to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2013	$925,577
2014	923,750
2015	969,939
2016	432,389
Total	$3,251,655

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 14:  Creation of Limited Liability Company

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

The Company has consolidated the results for the twelve month period ended December 31, 2012 and December 31, 2011 with the results of COE. There were no sales or cost of sales in the twelve month period ended December 31, 2012 and December 31, 2011. COE had general and administrative costs of $0 and $21,461 for the twelve month period ended December 31, 2012 and 2011, respectively. Costs in 2011 included legal costs related to the creation of the agreements and registration of the entity in the aggregate of $14,761, sales and marketing costs of $1,181 and product development costs of $2,212 for a total loss of $21,461. As the Company has an economic interest of 100 percent of the total subsidiary as a result of the agreement to terminate COE, the Company recognized 100 percent of the loss, or $5,366, as noncontrolling interest on the financial statements for the twelve months ended December 31, 2011.

Note 15:  Subsequent Events

The Company evaluated subsequent events pursuant to ASC 855 and has determined there are the following events to disclose:

On January 10, 2013, Messrs. Moeller, Meader and Howard Balaban agreed to reduce the amount of payments for salary effective January 1, 2013 through January 19, 2013 to $165,000 and a further reduction to $140,000 commencing January 20, 2013, continuing until further notice by each one to the Board of Directors. The agreements with each of Messrs. Moeller, Meader and Howard Balaban include the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $0.21 per share and an amendment to all outstanding stock option grant notices to allow each to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On January 10, 2013, Ms. Morgan agreed to defer the payment of the salary increase which would have become effective January 1, 2013. The deferral will continue until further notice by Ms. Morgan to the Board of Directors. The agreement includes the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $0.21 per share and an amendment to all outstanding stock option grant notices to allow Ms. Morgan to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On January 31, 2013, Hillair Capital Investments agreed to accept 470,588 shares of common stock in payment for the interest due on February 1, 2013. The shares were valued at $0.085 per share, or $40,000. Hillair agreed to waive any anti-dilutive provisions contained in the debenture for this transaction.

On March 28, 2013, Mr. Meader voluntarily resigned his position as President effective April 5, 2013. The Company agreed that Mr. Meader will retain all stock options granted to him as of the date of termination, with no changes in the vesting and expiration dates in accordance with the original grant notices, in exchange for a general release of all claims against the Company. The Company has entered into a consulting agreement with Mr. Meader to provide continued services for an initial period of twelve months.

