Form 10-Q
period 2013-03-31
Genius Brands International, Inc.
filed 2013-05-15
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3111 Camino del Rio North, Suite 400
San Diego, California	92108
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,383,205 shares of common stock, par value $0.001, were outstanding as of May 15, 2013.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Genius Brands International, Inc.

Balance Sheets

March 31, 2013 (unaudited) and December 31, 2012 (audited)

ASSETS	3/31/2013	12/31/2012
Current Assets:
Cash	$179,835	$447,548
Accounts Receivable, net	557,332	1,084,233
Inventory	344,946	326,072
Prepaid and Other Assets	110,458	139,983
Total Current Assets	1,192,571	1,997,836

Property and Equipment, net	21,141	23,736
Capitalized Product Development in Process	320,306	246,617
Intangible Assets, net	319,493	356,070
Debenture Issuance Costs	159,623	191,762
Total Assets	$2,013,134	$2,816,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$883,423	$971,097
Accrued Expenses	349,420	496,662
Accrued Salaries and Wages	614,991	516,083
Accrued Interest - Debentures	45,716	45,716
Derivative Liability	161,824	68,962
Notes Payable - short term portion	250,000	–
Total Current Liabilities	2,305,374	2,098,520

Long Term Liabilities:
Notes Payable (Net of Discount of $404,025 and $485,147, respectively)	345,975	514,853
Notes Payable and Accrued Interest – Related Parties	454,614	447,891
Total Liabilities	3,105,963	3,061,264

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized; 72,383,205 and 71,912,617 shares issued and outstanding, respectively	72,383	71,913
Additional Paid in Capital	9,988,677	9,890,868
Accumulated Deficit	(11,153,889)	(10,208,024)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	(1,092,829)	(245,243)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,013,134	$2,816,021

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.

Statements of Operations

Periods Ending March 31, 2013 and 2012 (unaudited)

	3/31/2013	3/31/2012
Revenues:
Product Sales	$702,812	$1,001,251
Licensing & Royalties	31,427	29,696
Total Revenues	734,239	1,030,947

Cost of Sales (Excluding Depreciation)	647,309	734,131

Gross Profit	86,930	296,816

Operating Expenses:
Product Development	26,991	5,680
Professional Services	64,506	73,875
Rent Expense	6,947	9,432
Marketing & Sales	54,719	189,557
Depreciation & Amortization	39,172	38,715
Salaries and Related Expenses	471,147	409,364
Stock Compensation Expense	58,279	61,960
Other General & Administrative	56,205	75,404
Total Operating Expenses	777,966	863,987

Loss from Operations	(691,036)	(567,171)

Other Income (Expense):
Other Income	16	85
Interest Expense	(155,259)	(1,160)
Interest Expense – Related Parties	(6,724)	(32,055)
Gain (loss) on derivative valuation	(92,862)	–
Net Other Income (Expense)	(254,829)	(33,130)

Loss before Income Tax Expense and Noncontrolling Interest	(945,865)	(600,301)

Income Tax Expense	–	–

Net Loss	(945,865)	(600,301)
Net Loss attributable to Noncontrolling Interest	–	(5,366)
Net Loss attributable to Genius Brands International, Inc.	$(945,865)	$(605,667)

Net Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	72,215,885	60,698,815

See accompanying notes to consolidated financial statements

Genius Brands International, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional	Noncontrolling	Accumulated
	Shares	Amount	Paid in Capital	Interest	Deficit	Total
Balance, December 31, 2011 (audited)	60,698,815	$60,699	$6,959,083	$(5,366)	$(8,135,049)	$(1,120,633)

Common Stock Issued for Cash	1,000,000	1,000	199,000	–	–	200,000
Common Stock Issued for Services	1,486,070	1,486	323,228	–	–	324,714
Common Stock Issued in exchange for repayment of Note Payable	8,727,732	8,728	1,736,818	–	–	1,745,546
Warrants Granted for Debenture Issuance Costs	–	–	28,929	–	–	28,929
Warrants Granted for Debt Discount	–	–	379,688	–	–	379,688
Stock Compensation Expense	–	–	264,122	–	–	264,122
Acquisition of Noncontrolling Interest	–	–	–	5,366	(5,366)	–
Net Loss	–	–	–	–	(2,067,609)	(2,067,609)

Balance, December 31, 2012 (audited)	71,912,617	$71,913	$9,890,868	$–	$(10,208,024)	$(245,243)

Common Stock Issued for Interest	470,588	470	39,530	–	–	40,000
Stock Compensation Expense			58,279			58,279
Net Loss					(945,865)	(945,865)

Balance, March 31, 2013 (unaudited)	72,383,205	$72,383	$9,988,677	$–	$(11,153,889)	$(1,092,829)

See accompanying notes to financial statements

Genius Brands International, Inc.

Statements of Cash Flows (unaudited)

Cash Flows from Operating Activities:	3/31/2013	3/31/2012
Net Loss	$(945,865)	$(600,301)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	2,595	3,070
Amortization Expense	36,577	35,645
Issuance of Common Stock for Interest	40,000	–
Accretion of Discount on Convertible Debenture	81,121	–
Stock Compensation Expense	58,279	61,960
Gain on Derivative Valuation	92,862	–

Decrease (increase) in operating assets:
Accounts Receivable	526,901	338,922
Inventory	(18,874)	69,895
Prepaid Expenses & Other Assets	29,525	(22,682)

Increase (decrease) in operating liabilities:
Accounts Payable	(87,674)	(2,617)
Accrued Salaries	98,908	123,237
Accrued Interest – Related Party	6,724	32,055
Other Accrued Expenses	(147,242)	12,017
Net cash provided/(used) in operating activities	(226,163)	51,201

Cash Flows from Investing Activities:
Investment in Intangible Assets	(73,689)	(27,771)

Net cash provided/(used) by investing activities	(73,689)	(27,771)

Cash Flows from Financing Activities:
Issuance Costs on Debenture	32,139	–

Net cash provided/(used) by financing activities	32,139	–

Net increase/(decrease) in cash	(267,713)	23,430
Beginning Cash Balance	447,548	405,341
Ending Cash Balance	$179,835	$428,771

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$1,160
Schedule of non-cash financing and investing activities:
Related Party Note converted to Common Stock	$–	$1,745,546

See accompanying notes to financial statements

Genius Brands International, Inc.

Notes to Financial Statements

March 31, 2013 (unaudited)

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line to be distributed world-wide. As a result of the agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes associated with our Baby Genius series of videos and music CDs. The toy line covers a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® has the sole right to manufacture, market and distribute on a world-wide basis.  It also allows Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys, where we may already have other licenses who produce similar products or may grant licenses for such products to new parties in addition to Tollytots®.  We have received recoupable advances and will receive quarterly royalty payments in excess of the advances, if applicable, from sales of products developed under the agreement by Tollytots®.  The Company will have rights to sell product developed under the license agreement directly via its website subject to availability of inventory from Tollytots®.  The agreement provides for certain guaranteed minimum payments to the Company for each contract year.  The agreement is subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories have not been met in any contract year. Currently, Tollytots® has several toys developed for the line, including musical and early learning toys, and the toys were available for retail sales beginning in the third quarter of 2012. The new toy line has not produce additional royalty revenue subsequent to its launch at retail in the third quarter of 2012 in excess of the guaranteed minimum payments and there is no guarantee that it will produce additional revenue in the future.

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

Liquidity

Historically, the Company has incurred net losses. As of March 31, 2013, the Company had an accumulated deficit of $11,153,889 and a total stockholders’ deficit of $1,092,829.  At March 31, 2013, the Company had current assets of $1,192,571, including cash of $179,835, and current liabilities of $2,305,374, resulting in a working capital deficit of $1,112,803. For the three months ended March 31, 2013, the Company reported a net loss of $945,865 and net cash used by operating activities of $226,163. Management believes that its increasing sales, cash provided by operations, together with funds available from deferred officers’ salaries and short term financing, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $60,474 and $57,305 established as of March 31, 2013 and December 31, 2012, respectively.

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

Advertising Costs- The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials. In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred. Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company.  Advertising expense for the three months ended March 31, 201 and March 31, 2012 was $13,500 and $16,560, respectively.

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year. Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at March 31, 2013 and December 31, 2012 should be $43,000 and $53,000, respectively.

Fair value of financial instruments - The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue as follows as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Furniture and Equipment	$89,159	$89,159
Less Accumulated Depreciation	(68,018)	(65,423)
Net Fixed Assets	$21,141	$23,736

Trademarks	$129,831	$129,831
Product Masters	3,279,369	3,279,369
Other Intangible Assets	290,161	290,161
Less Accumulated Amortization	(3,379,868)	(3,343,291)
Net Intangible Assets	$319,493	$356,070

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At March 31, 2013 and December 31, 2012, it was determined that no impairment existed.

The Company continues to develop new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. In accordance with FASB Accounting Standards Codification regarding ASC 350 - Intangible Assets and ASC 730 - Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. As of March 31, 2013, the Company has $320,306 in Capitalized Product Development in Process representing video, music, website, digital application and preschool preparation program development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued but unpaid salaries and vacation benefits total $614,991 and $516,083 as of March 31, 2013 and December 31, 2012, respectively.   Debenture Interest accrued and unpaid is $45,716 at both March 31, 2013 and December 31, 2012.  Other accrued liabilities totaling $349,420 and $496,662 as of March 31, 2013 and December 31, 2102 are as follows:

	3/31/2013	12/31/2012
Allowance for Sales Returns	$43,000	$53,000
Distribution Arrangements Payable	184,351	217,858
Deferred Revenue	63,102	110,177
Royalties Payable	33,395	59,033
Other Accrued Expenses	25,572	56,594
Total Accrued Expenses	$349,420	$496,662

The Company recognized a derivative liability for the conversion feature and warrants for the $1.0 million senior secured debenture issued on June 27, 2012 as an embedded derivative. It was valued on the respective transaction dates of June 27, 2012 for issuance of the debentures and the period ended March 31, 2013 using a Black-Scholes pricing model. The conversion feature may be exercised at any time and are thus reported as current liabilities. Warrants to purchase 5,000,000 shares of common stock were issued to Hillair as part of the debenture and 380,952 warrants to purchase shares of common stock were issued to National Securities Corporation and several of its employees, who acted as placement agent to the Company in connection with the Debenture. These warrants have a cashless exercise provision effective six months after the issuance date. In accordance with ASC 815-10-25, we measured the subsequent derivative valuation using a Black-Scholes pricing model on December 31, 2012 and recorded the additional derivative liability as of that date. See Note 6: Stockholders’ Equity for additional information on the warrants issued. At the end of each quarterly reporting date the values are evaluated and adjusted to current market value. The amount recorded as of March 31, 2013 and December 31, 2012 was $161,824 and $68,962, respectively.

Derivative liability activity for the three months ending March 31, 2013 was as follows:

	March 31, 2013	December 31, 2012	(Gain) Loss on Derivative, 3 Months Ending March 31, 2013
Conversion feature of the June 27, 2012 Securities Purchase Agreement (see note 4)	$50,570	$15,743	$34,827
5,000,000 Warrants	103,377	49,491	53,886
380,952 Warrants	7,877	3,728	4,149
Total	$161,824	$68,962	$92,862

Fair market values of the Company's derivatives as of March 31, 2013 were based on the Black Scholes valuation using the following assumptions:

	Conversion Feature	Warrants
Risk-free interest rate	0.14%	0.77%
Expected life in years	1.24	4.24
Dividend yield	0	0
Expected volatility	79.38%	68.41%

The Company recorded a loss on the derivative valuation for the debenture in the amounts of $92,862 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Note 4:  Notes Payable

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock. The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”). The Company issued to Hillair the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by Hillair to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $0.21 per share, subject to adjustments. Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. Commencing on December 27, 2013, the Company will be obligated to redeem a certain amount under the Debenture on a quarterly basis, in an amount equal to $250,000 on each of December 27, 2013 and March 27, 2014 and $500,000 on June 27, 2014, until the Debenture’s maturity date of June 27, 2014. Accrued interest was recorded as of March 31, 2013 and December 31, 2012 in the amounts of $45,716 and $45,716, respectively.

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

Interest expense for the amortization of the debt discount for the warrants and convertible feature of the debenture is calculated on a straight-line basis over the two year life of the debenture. For the periods ended March 31, 2013 and December 31, 2012, amortization of the debt discount was recorded in the amounts of $81,121 and $163,825, respectively, for a debt discount balance of $404,025 and $485,147, respectively.

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

Debenture Interest accrued and unpaid for the 2006 issuance of $2.5 million is $19,049 as of March 31, 2013 and December 31, 2012. Interest on this series of debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.

As of March 31, 2013 and December 31, 2012, the Company had the following notes payable and accrued interest balances outstanding:

	3/31/2013	12/31/2012
Debenture - $1,000,000 16% senior secured convertible	$1,000,000	$1,000,000
Debt Discount	(404,025)	(485,147)
Total Notes Payable	595,975	514,853
Less: Current Portion	250,000	–
Long Term Portion	$345,975	$514,853

Accrued Interest
Debenture - $1,000,000 16% senior secured convertible Issued June 27,2012	$26,667	$26,667
Debenture - $2,500,000 Terminated June 2009	19,049	19,049
Accrued Interest - Current Portion	$45,716	$45,716

Maturities requirements on long-term debt subject to mandatory redemption are as follow:

2013	$250,000
2014	750,000
2015	–
2016	–
2017	–
Total	$1,000,000

Note 5:  Notes Payable and Accrued Interest - Related Parties

As of March 31, 2013 and December 31, 2012, the Company had the following notes payable and accrued interest balances outstanding:

	3/31/2013	12/31/2012
Officer Loans to Company	$194,163	$194,163
Accrued Interest on Officer Loans to Company	52,754	49,087
Subordinated Officer Loans to Company	159,753	159,753
Accrued Interest on Subordinated Loans	47,944	44,888
Total Notes Payable and Accrued Interest	454,614	447,891
Less: Current Portion	–	–
Long Term Portion	$454,614	$447,891

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. On March 7, 2012, the four Officers agreed to execute extension agreements to change the maturity date on their respective notes to January 15, 2015, with no change in the terms. For the three months ended March 31, 2013 compared to the same period of 2012, interest expenses for these loans were recorded in amounts of $3,666 and $3,454, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principal balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. Interest expense for the three months ended March 31, 2013 and March 31, 2012 was $0 and $2,562, respectively. The note is paid in full.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2012, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three month periods ended March 31, 2013 and 2012, interest expense was recorded in the amounts $3,057 and $26,038, respectively. The decrease in expense was due to conversion of a majority of the outstanding balance to common stock on March 31, 2012.

Maturities requirements on long-term debt subject to mandatory redemption are as follow:

2013	$–
2014	–
2015	353,919
2016	–
2017	–
Total	$353,919

Note 6:  Stockholders’ Equity

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. As of March 31, 2013 and December 31, 2012, there were 72,383,205 and 71,912,617 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of March 31, 2013 and December 31, 2012, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On February 1, 2013, the Company issued 470,588 shares of common stock in exchange for interest payable on the debenture due on that date in the amount of $40,000, or $0.085 per share. Hillair agreed to waive any anti-dilutive provisions contained in the debenture for this transaction.

On June 27, 2012, a senior secured convertible debenture was issued in the face value of $1,000,000 with a stated conversion price of $0.21, subject to certain adjustments, and 5,000,000 warrants, which is equal to the total face value divided by the stated warrant conversion price of $0.20. The debenture warrants may be exercised at any time on or after June 27, 2012 and on or prior to the close of business on June 27, 2017, at an exercise price of $0.33 per share, subject to adjustments upon certain events.  The warrants contain full anti-dilution protection and do not limit the amount the Company would be required to pay or the number of shares the Company could be required to issue. The Company is required to reserve shares equal to the total outstanding debentures divided by seventy-five percent (75%) of the conversion price plus the outstanding warrants. As of March 31, 2013, we have reserved 11,349,206 shares of common stock for the debenture conversion provision and warrants issued to Hillair.

The Company has warrants outstanding to purchase up to 5,852,060 and 5,852,060 shares of our common stock at March 31, 2013 and December 31, 2012, respectively.

Warrants were issued on June 27, 2012 to various holders as part of the debenture. These warrants have an exercise price of $0.33 and will expire on July 26, 2017.  All common stock underlying the warrants will be restricted when issued.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of March 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 8:  Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.  Rental expenses incurred for operating leases during the three months ended March 31, 2013 and March 31, 2012 were $6,947 and $9,432, respectively.  The Company continues to occupy an office in San Diego on a month to month basis.  Warehouse space of approximately 2,000 square feet in Rogers, Minnesota is rented on a month to month basis. In November 2012, the Company signed a six month lease to occupy three offices in San Diego, California, which terminated as of April 30, 2013.

Note 9: Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics. The Company has determined there were no new accounting pronouncements issued during the three months ended March 31, 2013 that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

As of March 31, 2013, options to purchase up to 120,000 shares of the Company’s common stock previously issued in 2009 through 2012 expired due to the termination of employees.

The following schedule summarizes the changes in the Company’s stock option plan for the three months ended March 31, 2013:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2012	15,845,000	$0.06-0.55	3.55 years	–	$0.42
Options Granted	–	–	–	–	–
Options Exercised	–	–	–	–	–
Options Expired	(120,000)	0.34-0.55	–	–	0.44
Balance at March 31, 2013	15,725,000	$0.06-0.55	3.30 years	–	$0.42

Exercisable March 31, 2013	13,925,000	$0.06-0.55	2.92 years	–	$0.41

Note 11:  Warrants

In connection with the sale of shares of its common stock in 2010 the Company issued warrants to purchase a total of 471,108 shares of its common stock at $0.40 per share exercisable for a three-year period.

 Warrants to purchase up to 5,380,952 shares of common stock were issued on June 27, 2012 to various holders as part of the debenture disclosed on the Form 8-K filed by the Company on July 3, 2012. These warrants have an exercise price of $0.33 and will expire on June 27, 2017.  All common stock underlying the warrants will be restricted when issued.

The following schedule summarizes the changes in the Company’s warrants during the three months ended March 31, 2013:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share
Balance at December 31, 2012	5,852,060	$0.33 - 0.40	$0.34
Warrants Granted	–	–	–
Warrants Exercised	–	–	–
Warrants Expired	–	–	–
Balance at March 31, 2013	5,852,060	0.33 - 0.40	0.34

Exercisable at March 31, 2013	5,852,060	$0.33 - 0.40	$0.34

The following schedule summarizes the outstanding warrants at March 31, 2013:

Number of Warrants Outstanding at March 31, 2013	Number of Warrants Exercisable at March 31, 2013	Expiration Date	Exercise Price

471,108	471,108	2013	$0.40
5,380,952	5,380,952	2017	$0.33

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
Assets	$–	$–	$–	$–

Total assets measured at fair value	–	–	–	–

Liabilities

Derivative Liability	161,824	–	–	161,824
Convertible Debenture, net of discount	345,975	–	–	345,975
Total liabilities measured at fair value	$507,799	$–	$–	$507,799

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

The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2013	$727,211
2014	923,750
2015	969,939
2016	432,389
Total	$3,053,289

Note 14:  Subsequent Events

The Company evaluated subsequent events pursuant to ASC 855 and has determined there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended March 31, 2013 and 2012. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Following is a summary of our revenues, assets and net losses for our two most recent fiscal years ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012

Total Revenue	$734,239	$1,030,947

Net Loss	$(945,865)	$(605,667)

Total Assets	$2,013,134	$2,278,608

Total Liabilities	$3,105,963	$2,192,036

Accumulated Deficit	$(11,153,889)	$(8,740,716)

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

We also license our Baby Genius brand and characters for various product lines including toys, sunglasses, games and puzzles, sippy cups, and early learning aids, as well as others, and receive advances and royalties based on sales of these products.

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line to be distributed world-wide. As a result of the agreement, Tollytots® immediately began development on a comprehensive line of musical and early learning toys, incorporating the music, characters and themes associated with our Baby Genius series of videos and music CDs. As described above under “Distribution”, the toy line covers a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® has the sole right to manufacture, market and distribute on a world-wide basis.  It also allows Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys, where we may already have other licenses who produce similar products or may grant licenses for such products to new parties in addition to Tollytots®.  We have received recoupable advances and will receive quarterly royalty payments in excess of the advances, if applicable, from sales of products developed under the agreement by Tollytots®.  The Company will have rights to sell product developed under the license agreement directly via its website subject to availability of inventory from Tollytots®.  The agreement provides for certain guaranteed minimum payments to the Company for each contract year.  The agreement is subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories have not been met in any contract year. Currently, Tollytots® has several toys developed for the line, including musical and early learning toys, and the toys were available for retail sales beginning in the third quarter of 2012. The new toy line has not produce additional royalty revenue subsequent to its launch at retail in the third quarter of 2012 in excess of the guaranteed minimum payments and there is no guarantee that it will produce additional revenue in the future.

We will continue to explore the potential for derivative products under the Baby Genius brand to expand brand awareness and sales.  For instance, we have created custom products using the Baby Genius brand for several book and music premiums, including Wendy’s, Taco Bell and Gerber.  For example, through an agreement with a third party licensee, we created small books based on our characters specifically for Wendy’s which were inserted as a gift in Under 3 kids meals purchased at Wendy’s locations throughout 2012.

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

We have third party licensing agreements under which we developed musical products under other brands. Through an exclusive licensing agreement with the San Diego Zoological Society, we created a series of Baby Genius DVD’s featuring footage from the San Diego Zoo and San Diego Wild Animal Park.  We will continue to investigate partnerships which may lead to additions to our product lines.

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

Results of Operations

Three Month Period Ended March 31, 2013 Compared to March 31, 2012

Our summary results of operations are presented below:

	Three Months Ended March 31,
	2013	2012	Change	% Change
Revenues	$734,239	$1,030,947	$(296,708)	-28.8%
Costs and Operating Expenses	(1,386,103)	(1,559,403)	173,300	-11.1%
Depreciation and Amortization	(39,172)	(38,715)	(457)	1.2%
Loss from Operations	(691,036)	(567,171)	(123,865)	21.8%

Other Income	16	85	(69)	-81.2%
Interest Expense	(161,983)	(33,215)	(128,768)	387.7%
Gain on settlement of debt	–	–	–	100.0%
Gain on derviative valuation	(92,862)	–	(92,862)	100.0%
Net Other Income (Expense)	(254,829)	(33,130)	(221,699)	669.2%

Net Loss	(945,865)	(600,301)	(345,564)	57.6%
Net Loss attributable to Noncontrolling Interest	–	(5,366)	5,366	-100.0%
Net Loss attributable to Genius Brands International, Inc.	$(945,865)	$(605,667)	$(340,198)	56.2%

Net Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	72,215,885	60,698,815

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended March 31,
	2013	2012	Change	% Change
Genius Brands Product Sales	$216,523	$522,023	$(305,500)	-58.5%
Licensed and Distributed Products	486,290	479,228	7,062	1.5%
Royalty Revenue	31,426	29,696	1,730	5.8%
Total Revenue	$734,239	$1,030,947	$(296,708)	-28.8%

Genius Brands product sales represent items in which the Company holds the copyrights and/or trademarks to the characters and content which are manufactured and sold by the Company directly, either at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website. The decrease of $305,500 (58.5%) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, was due to a decrease in sales at wholesale to retail customers, returns from distributors and a reduction in sales directly to consumers. Management believes that the Company is on target to increase direct product sales volumes over 2012, although economic and retail conditions in the market could impact our future sales in a negative manner and we are unable to guarantee increased sales. We continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we felt would do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock inventory from other studios which we sell. For the three months ended March 31, 2013, the category increased by $7,062 (1.5%) over the same period in 2012 as a result of an increase in outside overstock studio product acquired and sold. The timing of the sales of overstock product is intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios and the product margin is minimal. As a result, the Company has discontinued the sales of overstock effective at the end of the first quarter of 2013. We intend to focus all our resources on our core product categories of family and children’s entertainment and education products and will phase out unrelated products over the next six months.

Royalty revenue is income for our characters and brands licensed to others to manufacture and/or market, both internationally and domestically. For the three months ended March 31, 2013 compared to the same period in 2013, this category increased $1,730 (5.8%). There may be fluctuation in licensing revenue due to economic conditions in the sales territory.

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

The 2013 economic outlook remains challenging, however, we anticipate sales growth through our actions to improve our existing products, maintaining highly competitive price points, increasing our digital product revenue and adding content to our product catalog.

Costs. Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $173,300 (11.1%) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012	Change	% Change
Cost of Sales	$647,309	$734,131	$(86,822)	-11.8%
General and Administrative	657,084	630,035	27,049	4.3%
Marketing and Sales	54,719	189,557	(134,838)	-71.1%
Product Development	26,991	5,680	21,311	375.2%
Total Costs and Operating Expenses	$1,386,103	$1,559,403	$(173,300)	-11.1%

Cost of sales decreased $86,822 (11.8%) during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as a result of decreased sales volumes, offset by product mix variations and increased shipping costs due to the larger volume of direct to consumer shipments.

Operating expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services. Costs associated with these categories are detailed as follows:

General and administrative costs increased $27,049 (4.3%) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This is the result of increases in salaries and related expenses of $61,781 offset by a decrease in investor relations of $26,589.

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact. Marketing expenses exhibit some fluctuation due to timing of trade shows attended. For the three months ended March 31, 2013 compared to the same period in the prior year the total expense decreased $134,838 (71.1%), due to reductions of commission expense for outside sales on direct to consumer products.

Product development expenses are for routine and periodic alterations to existing products. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, these expenses increased $21,311 (375.2%). All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Operating expenditures are not generally seasonal and require consistent cash outflows.

Interest Expense. Interest expense primarily resulted from the debenture and related party loans.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes in favor of the Officers.   The proceeds from the notes were used to pay operating obligations of the Company.   Interest expense was recorded in the three months ended March 31, 2013 and 2012 in the amounts of $3,666 and $3,454, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. The interest expense for the three months ended March 31, 2013 and March 31, 2012 was $0 and $2,562, respectively. The note is paid in full.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2102, the Officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended March 31, 2013 and March 31, 2012, interest expense was recorded in the amount of $3,057 and $26,038, respectively.

Liquidity and Capital Resources

Three and Three Months Ended March 31, 2013 Compared to March 31, 2012

To date, we have relied on a combination of revenue, loans from officers, the debenture issued in June 2012 and private offerings of stock to meet our cash requirements. Currently, our principal source of liquidity is cash in the bank. Management believes that its increasing revenues and cash generated by operations, together with funds available from deferred officers salaries and short term financing, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding through equity and related party loans or be forced to scale back its development plans or to significantly reduce or terminate operations.

Cash totaled $179,835 and $428,771 at March 31, 2013 and March 31, 2012, respectively. The change in cash is as follows:

	Three Months Ended March 31,
	2013	2012	Change
Cash provided (used) by operations	$(226,163)	$51,201	$(277,364)
Cash provided (used) in investing activities	(73,689)	(27,771)	(45,918)
Cash provided (used) in financing activities	32,129	–	32,129
Increase (decrease) in cash	$(267,723)	$23,430	$(291,153)

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Cash provided by operations in the three months ended March 31, 2013, compared to 2012, increased by $277,364 due to increased net loss, a decrease in the accounts payable and other accrued expenses balances offset by decreases in accounts receivable and accrued salaries to officers. Cash used in the same periods for investing activities relates to investment in additional music, DVD and digital application projects.

Notes were issued in favor of four of the Officers for loans to the Company at various times during the years 2007 through 2009. Interest expense was recorded in the three months ended March 31, 2013 and 2012 in the amounts of $3,666 and $3,454, respectively.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through March 31, 2011 to subordinated long term notes payable in an aggregate of $1,620,137. In March 2012, the Officers agreed to convert the sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended March 31, 2013 and March 31, 2012, interest expense was recorded in the amount of $3,057 and $26,038, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. The Company recorded interest expense payable to the holder in cash or stock for the three months ended March 31, 2013 and March 31, 2012 in the amounts of $40,000 and $0, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, for the three months ended March 31, 2013, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 1, 2013, the Company issued 470,588 shares of common stock in exchange for interest payable on the debenture due on that date in the amount of $40,000, or $0.085 per share. Hillair agreed to waive any anti-dilutive provisions contained in the debenture for this transaction.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the three months ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 15, 2013

By: /s/ Klaus Moeller

       Klaus Moeller, Chief Executive Officer

