Form 10-Q
period 2013-06-30
Genius Brands International, Inc.
filed 2013-08-13
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,123,888 shares of common stock, par value $0.001, were outstanding as of August 12, 2013.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Genius Brands International, Inc.
Balance Sheets
June 30, 2013 (unaudited) and December 31, 2012 (audited)

ASSETS	6/30/2013	12/31/2012
Current Assets:
Cash	$253,390	$447,548
Accounts Receivable, net	336,824	1,084,233
Inventory	300,086	326,072
Prepaid and Other Assets	146,475	139,983
Total Current Assets	1,036,775	1,997,836

Property and Equipment, net	18,715	23,736
Capitalized Product Development in Process	419,135	246,617
Intangible Assets, net	282,916	356,070
Debenture Issuance Costs	127,484	191,762
Total Assets	$1,885,025	$2,816,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$902,302	$971,097
Accrued Expenses	331,524	496,662
Accrued Salaries and Wages	787,302	516,083
Accrued Interest - Debentures	45,716	45,716
Derivative Liability	58,205	68,962
Notes Payable - short term portion (Net of Discount of $322,903 and $0, respectively)	677,097	–
Total Current Liabilities	2,802,146	2,098,520

Long Term Liabilities:
Notes Payable (Net of Discount of $0 and $485,147, respectively)	–	514,853
Notes Payable and Accrued Interest – Related Parties	461,425	447,891
Total Liabilities	3,263,571	3,061,264

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 250,000,000 shares authorized; 73,123,888 and 71,912,617 shares issued and outstanding, respectively	73,124	71,913
Additional Paid in Capital	10,245,468	9,890,868
Accumulated Deficit	(11,697,138)	(10,208,024)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	(1,378,546)	(245,243)

Total Liabilities & Stockholders’ Equity (Deficit)	$1,885,025	$2,816,021

See accompanying notes to financial statements

Genius Brands International, Inc.

Consolidated Statements of Operations

Periods Ending June 30, 2013 and 2012 (unaudited)

	Three Months Ending		Six Months Ending
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Revenues:
Product Sales	$394,772	$1,601,212	$1,097,585	$2,602,463
Licensing & Royalties	227,552	40,586	258,978	70,282
Total Revenues	622,324	1,641,798	1,356,563	2,672,745

Cost of Sales (Excluding Depreciation)	332,668	1,290,745	979,977	2,024,876

Gross Profit	289,656	351,053	376,586	647,869

Operating Expenses:
Product Development	2,848	2,622	29,839	8,302
Professional Services	113,853	30,693	178,359	104,568
Rent Expense	1,254	9,431	8,201	18,863
Marketing & Sales	104,072	239,563	158,791	429,120
Depreciation & Amortization	39,003	36,974	78,175	75,689
Salaries and Related Expenses	359,944	437,973	831,090	847,337
Stock Compensation Expense	101,988	61,419	160,268	123,379
Other General & Administrative	51,285	182,026	107,490	258,430
Total Operating Expenses	774,247	1,000,701	1,552,213	1,865,688

Loss from Operations	(484,591)	(649,648)	(1,175,627)	(1,217,819)

Other Income (Expense):
Other Income	16	86	32	171
Interest Expense	(155,483)	(3,987)	(310,742)	(5,147)
Interest Expense – Related Parties	(6,810)	(5,978)	(13,534)	(38,033)
Gain (loss) on derivative valuation	103,619	–	10,757	–
Gain (loss) on extinguishment of debt	–	76,280	–	76,280

Net Other Income (Expense)	(58,658)	66,401	(313,487)	33,271

Loss before Income Tax Expense and Noncontrolling Interest	(543,249)	(583,247)	(1,489,114)	(1,184,548)

Income Tax Expense	–	–	–	–

Net Loss	(543,249)	(583,247)	(1,489,114)	(1,184,548)
Acquisition of Noncontrolling Interest	–	–	–	(5,366)
Net Loss attributable to Genius Brands International, Inc.	$(543,249)	$(583,247)	$(1,489,114)	$(1,189,914)

Net Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	72,291,089	62,312,162	72,490,289	63,277,002

See accompanying notes to financial statements

 Genius Brands International, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid in	Noncontrolling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2011 (audited)	60,698,815	$60,699	$6,959,083	$(5,366)	$(8,135,049)	$(1,120,633)
Common Stock Issued for Cash	1,000,000	1,000	199,000	–	–	200,000
Common Stock Issued for Services	1,486,070	1,486	323,228	–	–	324,714
Common Stock Issued in exchange for repayment of Note Payable	8,727,732	8,728	1,736,818	–	–	1,745,546
Warrants Granted for Debenture Issuance Costs	–	–	28,929	–	–	28,929
Warrants Granted for Debt Discount	–	–	379,688	–	–	379,688
Stock Compensation Expense	–	–	264,122	–	–	264,122
Acquisition of Noncontrolling Interest	–	–	–	5,366	(5,366)	–
Net Loss	–	–	–	–	(2,067,609)	(2,067,609)
Balance, December 31, 2012 (audited)	71,912,617	71,913	9,890,868	–	(10,208,024)	(245,243)

Common Stock Issued for Interest	470,588	470	39,530	–	–	40,000
Common Stock Issued for Services	740,683	741	154,803	–	–	155,544
Stock Compensation Expense	–	–	160,267	–	–	160,267
Net Loss	–	–	–	–	(1,489,114)	(1,489,114)

Balance, June 30, 2013 (unaudited)	73,123,888	$73,124	$10,245,468	$–	$(11,697,138)	$(1,378,546)

See accompanying notes to financial statements

Genius Brands International, Inc.

Statements of Cash Flows (unaudited)

	6/30/2013	6/30/2012
Cash Flows from Operating Activities:
Net Loss	$(1,489,114)	$(1,184,548)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	5,021	5,586
Amortization Expense	73,154	70,104
Issuance of Common Stock for Interest	40,000	–
Issuance of Common Stock for Services	155,544	324,714
Accretion of Discount on Convertible Debenture	162,244	1,581
Stock Compensation Expense	160,267	123,379
Gain on Derivative Valuation	(10,757)	–
Decrease (increase) in operating assets:
Accounts Receivable	747,409	258,876
Inventory	25,986	119,272
Prepaid Expenses & Other Assets	(6,492)	(148,772)
Increase (decrease) in operating liabilities:
Accounts Payable	(68,795)	(460,785)
Accrued Salaries	271,219	299,758
Accrued Interest	–	1,333
Accrued Interest – Related Party	13,534	38,033
Other Accrued Expenses	(165,138)	451,144
Net cash provided/(used) in operating activities	(85,918)	(100,325)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(172,518)	(74,498)
Purchase of Fixed Assets	–	(1,898)
Net cash provided/(used) by investing activities	(172,518)	(76,396)

Cash Flows from Financing Activities:
Sale of Common Stock	–	190,000
Proceeds from Long Term Debenture	–	1,000,000
Issuance Costs on Debenture	64,278	(227,111)
Net cash provided/(used) by financing activities	64,278	962,889
Net increase/(decrease) in cash	(194,158)	786,168
Beginning Cash Balance	447,548	405,341
Ending Cash Balance	$253,390	$1,191,509

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$40,000	$1,160
Schedule of non-cash financing and investing activities:
Related party note converted to common stock	$–	$1,745,546
Warrants granted for debenture issuance costs	$–	$28,929
Discount on long term debenture attributed to Warrants	$–	$379,688

 See accompanying notes to financial statements

Genius Brands International, Inc.

Notes to Financial Statements

June 30, 2013 (unaudited)

Note 1:  The Company and Significant Accounting Policies

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), f/k/a Pacific Entertainment Corporation, creates and distributes music-based products which we believe are entertaining, educational and beneficial to the well-being of infants and young children, under our brands, including Baby Genius and Little Genius. We create, market and sell children’s videos, music, books and other products in the United States by distribution at wholesale to retail stores and distributors, direct to consumers through various “deal for a day” sites and through digital platforms using intellectual property developed and owned by us. We license the use of our intellectual property, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brands, whereby we receive advances and royalties. The Company also obtains rights to the content of other studios for distribution through our warehouse facility to our customers, for which we either pay royalty fees or earn distribution fees. We have licensing agreements with other companies under which we produce music-based products using their characters and brands and for which we pay a royalty.

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots(R) for a new toy line. The agreement included a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots(R) had the sole right to manufacture, market and distribute on a world-wide basis.  It also allowed Tollytots(R) a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys. The agreement was subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories were not met in any contract year. On June 6, 2013, the Company and Tollytots(R) agreed to terminate the agreement in its entirety. The Company will receive no further payments for this license beyond June 30, 2013.

The Company also obtains licenses for other select brands we feel we can market and sell through our distribution channels.

On September 20, 2010, the Company entered into a joint venture agreement with Dr. Shulamit Ritblatt to form Circle of Education, LLC (“COE”), a California limited liability company, for the purpose of creation and distribution of a music-based curriculum to promote school readiness for children ages 2-5 years.  The Company actively participated in a research study into the use of the curriculum through a major university for three years based on certain unregistered copyrights and trademarks, confidential information, designs, ideas, discoveries, inventions, processes, research results and work product it had developed. In March 2012, the Company and Dr. Ritblatt agreed to terminate the joint venture agreement. COE transferred equal right of ownership in the intellectual property developed as of the date of termination (“IP”) to each of the Company and Dr. Ritblatt, and in exchange for the rights to the IP, Dr. Ritblatt transferred her units of COE to the Company. Each party will have the right to continue development of the IP and products based on the IP with no further obligation to the other party. Subject to certain limitations for specific channels of distribution reserved for each party for a period of twelve months from the execution of the agreements, both parties have non-exclusive and non-restrictive rights to the use, sublicense or sale of the IP and products created based on the IP.

The Company has developed the Ready!Play!Learn!(TM) program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in the third quarter of 2013. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

In 2012, the Company began development of an application based on our content and characters. The initial application includes digital video and music delivery, with games and puzzles based on our characters, which is scheduled to be available in the third quarter of 2013. Future enhancements include a variety of tools, including lesson plans, curriculum and songs designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

The Company believes that the distribution of products is changing from the traditional brick and mortar retail store to an increasing emphasis on digital delivery whereby the owners of content will be able to reach customers directly through a digital delivery platform. In 2013, we began creation of a digital streaming application that will be available at www.babygenius.com and the conversion of all our content to digital format. We anticipate the initial completion date in the fourth quarter of 2013.

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

Liquidity

Historically, the Company has incurred net losses.  As of June 30, 2013, the Company had an accumulated deficit of $11,697,138 and a total stockholders’ deficit of $1,378,546.  At June 30, 2013, the Company had current assets of $1,036,775, including cash of $253,390, and current liabilities of $2,802,146, resulting in a working capital deficit of $1,765,371.  For the six months ended June 30, 2013, the Company reported a net loss of $1,489,114 and net cash used by operating activities of $85,918.  Management believes that its increasing sales, cash provided by operations, together with funds available from deferred officers’ salaries and short term financing, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $68,310 and $57,305 established as of June 30, 2013 and December 31, 2012, respectively.

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

Advertising Costs- The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company.  Advertising expense for the six months ended June 30, 2013 and June 30, 2012 was $14,233 and $24,412, respectively.

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at June 30, 2013 and December 31, 2012 should be $43,000 and $53,000, respectively.

Fair value of financial instruments - The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Note 2:  Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue as follows as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Furniture and Equipment	$89,159	$89,159
Less Accumulated Depreciation	(70,444)	(65,423)
Net Fixed Assets	$18,715	$23,736

Trademarks	$129,831	$129,831
Product Masters	3,279,369	3,279,369
Other Intangible Assets	290,161	290,161
Less Accumulated Amortization	(3,416,445)	(3,343,291)
Net Intangible Assets	$282,916	$356,070

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At June 30, 2013 and December 31, 2012, it was determined that no impairment existed.

The Company continues to develop new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog.  In accordance with FASB Accounting Standards Codification regarding ASC 350 - Intangible Assets and ASC 730 - Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. As of June 30, 2013, the Company has $419,135 in Capitalized Product Development in Process representing video, music, website, digital application and preschool preparation program development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued but unpaid salaries and vacation benefits total $787,302 and $516,083 as of June 30, 2013 and December 31, 2012, respectively. Debenture Interest accrued and unpaid is $45,716 at both June 30, 2013 and December 31, 2012.  Other accrued liabilities totaling $331,524 and $496,662 as of June 30, 2013 and December 31, 2102 are as follows:

	6/30/2013	12/31/2012
Allowance for Sales Returns	$43,000	$53,000
Distribution Arrangements Payable	179,572	217,858
Deferred Revenue	53,830	110,177
Royalties Payable	32,943	59,033
Other Accrued Expenses	22,179	56,594
Total Accrued Expenses	$331,524	$496,662

The Company recognized a derivative liability for the conversion feature and warrants for the $1.0 million senior secured debenture issued on June 27, 2012 as an embedded derivative. It was valued on the respective transaction dates of June 27, 2012 for issuance of the debentures and the period ended June 30, 2013 using a Black-Scholes pricing model. The conversion feature may be exercised at any time and are thus reported as current liabilities. Warrants to purchase 5,000,000 shares of common stock were issued to Hillair as part of the debenture and 380,952 warrants to purchase shares of common stock were issued to National Securities Corporation and several of its employees, who acted as placement agent to the Company in connection with the Debenture. These warrants have a cashless exercise provision effective six months after the issuance date. In accordance with ASC 815-10-25, we measured the subsequent derivative valuation using a Black-Scholes pricing model on December 31, 2012 and recorded the additional derivative liability as of that date. See Note 6: Stockholders’ Equity for additional information on the warrants issued. At the end of each quarterly reporting date the values are evaluated and adjusted to current market value. The amount recorded as of June 30, 2013 and December 31, 2012 was $58,205 and $68,962, respectively.

Derivative liability activity for the six months ending June 30, 2013 was as follows:

	June 30, 2013	December 31, 2012	(Gain) Loss on Derivative, 6 Months Ending June 30, 2013
Conversion feature of the June 27, 2012 Securities Purchase Agreement (see note 4)	$11,630	$15,743	$(4,113)
5,000,000 Warrants	43,279	49,491	(6,212)
380,952 Warrants	3,296	3,728	(432)
Total	$58,205	$68,962	$(10,757)

Fair market values of the Company's derivatives as of June 30, 2013 were based on the Black Scholes valuation using the following assumptions:

	Conversion Feature	Warrants
Risk-free interest rate	0.15%	0.66%
Expected life in years	.99	3.99
Dividend yield	0	0
Expected volatility	72.79%	62.12%

The Company recorded a gain on the derivative valuation for the debenture in the amounts of $10,757 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Note 4:  Notes Payable

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock. The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”). The Company issued to Hillair the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by Hillair to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $0.21 per share, subject to adjustments. Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. Commencing on December 27, 2013, the Company will be obligated to redeem a certain amount under the Debenture on a quarterly basis, in an amount equal to $250,000 on each of December 27, 2013 and March 27, 2014 and $500,000 on June 27, 2014, until the Debenture’s maturity date of June 27, 2014. Accrued interest was recorded as of June 30, 2013 and December 31, 2012 in the amounts of $45,716 and $45,716, respectively.

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

Interest expense for the amortization of the debt discount for the warrants and convertible feature of the debenture is calculated on a straight-line basis over the two year life of the debenture. For the periods ended June 30, 2013 and December 31, 2012, amortization of the debt discount was recorded in the amounts of $162,244 and $163,825, respectively, for a debt discount balance of $322,903 and $485,147, respectively.

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

Debenture Interest accrued and unpaid for the 2006 issuance of $2.5 million is $19,049 as of June 30, 2013 and December 31, 2012. Interest on this series of debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.

As of June 30, 2013 and December 31, 2012, the Company had the following notes payable and accrued interest balances outstanding:

	6/30/2013	12/31/2012
Debenture - $1,000,000 16% senior secured convertible	$1,000,000	$1,000,000
Debt Discount	(322,903)	(485,147)
Total Notes Payable	677,097	514,853
Less: Current Portion	677,097	–
Long Term Portion	$–	$514,853
Accrued Interest
Debenture - $1,000,000 16% senior secured convertible Issued June 27,2012	$26,667	$26,667
Debenture - $2,500,000 Terminated June 2009	19,049	19,049
Accrued Interest - Current Portion	$45,716	$45,716

Maturities requirements on long-term debt subject to mandatory redemption are as follow:

2013	$250,000
2014	750,000
2015	–
2016	–
2017	–
Total	$1,000,000

Note 5:  Notes Payable and Accrued Interest - Related Parties

As of June 30, 2013 and December 31, 2012, the Company had the following notes payable and accrued interest balances outstanding:

	6/30/2013	12/31/2012
Officer Loans to Company	$194,163	$194,163
Accrued Interest on Officer Loans to Company	56,477	49,087
Subordinated Officer Loans to Company	159,753	159,753
Accrued Interest on Subordinated Loans	51,032	44,888
Total Notes Payable and Accrued Interest	461,425	447,891
Less: Current Portion	–	–
Long Term Portion	$461,425	$447,891

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. For the three months ended June 30, 2013 compared to the same period of 2012, interest expenses for these loans were recorded in amounts of $3,722 and $3,506, respectively. For the six months ended June 30, 2013 and 2012, the interest expenses for these loans were $7,388 and $6,960, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principal balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31, 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. There was no interest expense recorded for the three months ended June 30, 2013 or 2012. Interest expense six months ended June 30, 2013 and June 30, 2012 was $0 and $2,562, respectively. The note is paid in full.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2012, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended June 30, 2013 and 2012, the interest recorded for this notes was $3,088 and $2,472, respectively. For the six month periods ended June 30, 2013 and 2012, interest expense was recorded in the amounts $6,146 and $28,511, respectively. The decrease in expense was due to conversion of a majority of the outstanding balance to common stock on March 31, 2012.

2013	$–
2014	–
2015	353,919
2016	–
2017	–
Total	$353,919

Note 6:  Stockholders’ Equity

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. As of June 30, 2013 and December 31, 2012, there were 73,123,888 and 71,912,617 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of June 30, 2013 and December 31, 2012, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On February 1, 2013, the Company issued 470,588 shares of common stock in exchange for interest payable on the debenture due on that date in the amount of $40,000, or $0.085 per share. Hillair agreed to waive any anti-dilutive provisions contained in the debenture for this transaction.

On May 1, 2013, the Company issued 278,183 shares of common stock in exchange for services valued at $58,418 to Pacific Media Digital Services, LLC, or $0.21 per share.

On May 1, 2013, the Company issued 62,500 shares of common stock to Direct Action Group, LLC in exchange for services valued at $13,125, or $0.21 per share.

On May 15, 2013, Stock Option Grant Notices were issued to each of five officers to purchase up to 750,000 shares of common stock, vesting on the grant date, at an exercise price of $0.20 per share. The options have expiration dates five years from the grant date.

On May 15, 2013, options to purchase up to 250,000 shares of common stock were issued to an employee, vesting on the date of grant, at an exercise price of $0.20 per share. The options have an expiration date five years from the date of the grant notice.

On May 15, 2013, pursuant to amendments to employment agreements with Messrs. Moeller, Meader, Larry Balaban and Howard Balaban, Stock Option Grant Notices previously granted to purchase up to two million shares of common stock by each above named employee expiring on January 20, 2014 were cancelled effective immediately.

On May 26, 2013, the Company issued 400,000 shares of common stock to ROAR, LLC in exchange for services valued at $84,000, or $0.21 per share.

On June 27, 2012, a senior secured convertible debenture was issued in the face value of $1,000,000 with a stated conversion price of $0.21, subject to certain adjustments, and 5,000,000 warrants, which is equal to the total face value divided by the stated warrant conversion price of $0.20. The debenture warrants may be exercised at any time on or after June 27, 2012 and on or prior to the close of business on June 27, 2017, at an exercise price of $0.33 per share, subject to adjustments upon certain events.  The warrants contain full anti-dilution protection and do not limit the amount the Company would be required to pay or the number of shares the Company could be required to issue. The Company is required to reserve shares equal to the total outstanding debentures divided by seventy-five percent (75%) of the conversion price plus the outstanding warrants. As of June 30, 2013, we have reserved 11,349,206 shares of common stock for the debenture conversion provision and warrants issued to Hillair.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 8:  Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification. Rental expenses incurred for operating leases during the three months ended June 30, 2013 and 2012 were $1,254 and $9,431, respectively, and for the six months ended June 30, 2013 and June 30, 2012 were $8,201 and $18,863, respectively.  Warehouse space of approximately 2,000 square feet in Rogers, Minnesota is rented on a month to month basis. In November 2012, the Company signed a six month lease to occupy three offices in San Diego, California, which terminated as of April 30, 2013.

Note 9: Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics. The Company has determined there were no new accounting pronouncements issued during the six months ended June 30, 2013 that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

As of June 30, 2013, options to purchase up to 8,370,000 shares of the Company’s common stock previously issued in 2009 through 2012 expired or were cancelled.

On May 15, 2013, Stock Option Grant Notices were issued to each of five officers to purchase up to 750,000 shares of common stock, vesting on the grant date, at an exercise price of $0.20 per share. The options have expiration dates five years from the grant date.

On May 15, 2013, options to purchase up to 250,000 shares of common stock were issued to an employee, vesting on the date of grant, at an exercise price of $0.20 per share. The options have an expiration date five years from the date of the grant notice.

On May 15, 2013, pursuant to amendments to employment agreements with Messrs. Moeller, Meader, Larry Balaban and Howard Balaban, Stock Option Grant Notices previously granted to each employee to purchase up to two million shares of common stock expiring on January 20, 2014 were cancelled effective immediately.

The following schedule summarizes the changes in the Company’s stock option plan for the six months ended June 30, 2013:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2012	15,845,000	$0.06-0.55	3.55 years	-	$0.42
Options Granted	4,000,000	0.20	5.00 years	-	0.20
Options Exercised	-	-	-	-	-
Options Expired	(8,370,000)	0.34-0.55	-	-	0.44
Balance at June 30, 2013	11,475,000	$0.06-0.55	5.49 years	-	$0.32

Exercisable June 30, 2013	10,175,000	$0.06-0.55	5.28 years	-	$0.31

Note 11:  Warrants

The Company has warrants outstanding to purchase up to 5,768,452 and 5,852,060 shares of our common stock at June 30, 2013 and December 31, 2012, respectively.

In connection with the sale of shares of its common stock in 2010 the Company issued warrants to purchase a total of 471,108 shares of its common stock at $0.40 per share exercisable for a three-year period. As of June 30, 2013, 83,608 of these warrants have expired.

 Warrants to purchase up to 5,380,952 shares of common stock were issued on June 27, 2012 to various holders as part of the debenture disclosed on the Form 8-K filed by the Company on July 3, 2012. These warrants have an exercise price of $0.33 and will expire on June 27, 2017. All common stock underlying the warrants will be restricted when issued. See Note 4: Notes Payable for additional information regarding the issuance of these warrants.

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

The following schedule summarizes the changes in the Company’s warrants during the six months ended June 30, 2013:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share

Balance at December 31, 2012	5,852,060	$0.33 - 0.40	$0.34
Warrants Granted	-	-	-
Warrants Exercised	-	-	-
Warrants Expired	(83,608)	0.40	0.40
Balance at June 30, 2013	5,768,452	0.33 - 0.40	0.33

Exercisable at June 30, 2013	5,768,452	$0.33 - 0.40	$0.33

The following schedule summarizes the outstanding warrants at June 30, 2013:

Number of Warrants Outstanding at June 30, 2013	Number of Warrants Exercisable at June 30, 2013	Expiration Date	Exercise Price

387,500	387,500	2013	$0.40
5,380,952	5,380,952	2017	$0.33

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$–	$–	$–	$–

Total assets measured at fair value	–	–	–	–

Liabilities

Derivative Liability	58,205	–	–	58,205
Convertible Debenture, net of discount	677,097	–	–	677,097
Total liabilities measured at fair value	$735,302	$–	$–	$735,302

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

The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2013	$706,465
2014	923,750
2015	969,939
2016	432,389
Total	$3,032,543

Note 14:  Subsequent Events

The Company evaluated subsequent events pursuant to ASC 855 and has determined there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three and six month periods ended June 30, 2013 and 2012. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

The Company believes that the distribution of products is changing from the traditional brick and mortar retail store to an increasing emphasis on digital delivery whereby the owners of content will be able to reach customers directly through a digital delivery platform. In 2013, we began creation of a digital streaming application that will be available at www.babygenius.com and the conversion of all our content to digital format. We anticipate the initial completion date in the fourth quarter of 2013.

Following is a summary of our revenues, assets and net losses for our two most recent fiscal periods ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
	2013	2012

Total Revenue	$1,356,563	$2,672,745

Net Loss	$(1,489,114)	$(1,184,548)

Total Assets	$1,885,025	$3,465,795

Total Liabilities	$3,263,571	$2,978,720

Accumulated Deficit	$(11,697,138)	$(9,324,963)

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots(R) for a new toy line. The agreement included a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots(R) had the sole right to manufacture, market and distribute on a world-wide basis.  It also allowed Tollytots(R) a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys.  The agreement was subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories were not met in any contract year. On June 6, 2013, the Company and Tollytots(R) agreed to terminate the agreement in its entirety. The Company will receive no further payments for this license beyond June 30, 2013.

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

The Company has developed the Ready!Play!Learn!(TM) program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in the third quarter of 2013. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

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

Results of Operations

Three and Six Month Periods Ended June 30, 2013 Compared to June 30, 2012

Our summary results of operations are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Revenues	$622,324	$1,641,798	$(1,019,474)	-62.1%	$1,356,563	$2,672,745	$(1,316,182)	-49.2%
Costs and Operating Expenses	(1,067,912)	(2,254,472)	1,186,560	-52.6%	(2,454,015)	(3,814,875)	1,360,860	-35.7%
Depreciation and Amortization	(39,003)	(36,974)	(2,029)	5.5%	(78,175)	(75,689)	(2,486)	3.3%
Loss from Operations	(484,591)	(649,648)	165,057	-25.4%	(1,175,627)	(1,217,819)	42,192	-3.5%

Other Income	16	86	(70)	-81.4%	32	171	(139)	-81.3%
Interest Expense	(162,293)	(9,965)	(152,328)	1528.6%	(324,276)	(43,180)	(281,096)	651.0%
Gain on settlement of debt	–	76,280	(76,280)	-100.0%	–	76,280	(76,280)	-100.0%
Gain on derivative valuation	103,619	–	103,619	100.0%	10,757	–	10,757	100.0%

Net Other Income (Expense)	(58,658)	66,401	(125,059)	-188.3%	(313,487)	33,271	(346,758)	-1042.2%

Net Loss	(543,249)	(583,247)	39,998	-6.9%	(1,489,114)	(1,184,548)	(304,566)	25.7%
Acquisition of Noncontrolling Interest	–	–	–	0.0%	–	(5,366)	5,366	-100.0%
Net Loss attributable to Genius Brands International, Inc.	$(543,249)	$(583,247)	$39,998	-6.9%	$(1,489,114)	$(1,189,914)	$(299,200)	25.1%

Net Loss per common share	$(0.01)	$(0.01)			$(0.02)	$(0.02)

Weighted average shares outstanding	72,291,089	63,312,162			72,490,289	63,277,002

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Genius Brands Product Sales	$335,833	$480,957	$(145,124)	-30.2%	$552,356	$1,002,980	$(450,624)	-44.9%
Licensed and Distributed Products	58,939	1,120,255	(1,061,316)	-94.7%	545,229	1,599,483	(1,054,254)	-65.9%
Royalty Revenue	227,552	40,586	186,966	460.7%	258,978	70,282	188,696	268.5%
Total Revenue	$622,324	$1,641,798	$(1,019,474)	-62.1%	$1,356,563	$2,672,745	$(1,316,182)	-49.2%

Genius Brands product sales represent items in which the Company holds the copyrights and/or trademarks to the characters and content which are manufactured and sold by the Company directly, either at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website. For the three month period ended June 30, 2013 compared to the same period in 2012, this category decreased $145,124 (30.2%) due to decreased wholesale to retail store sales and returned product. The decrease of $450,624 (44.9%) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was due to a decrease in sales at wholesale to retail customers, returns from distributors and a reduction in sales directly to consumers. Management believes that the Company is on target to increase direct product sales volumes over 2012, although economic and retail conditions in the market could impact our future sales in a negative manner and we are unable to guarantee increased sales. We continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we felt would do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock inventory from other studios which we sell. Sales in this category decreased $1,061,316 (94.7%) for the three month period ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, the category decreased by $1,054,254 (65.9%) over the same period in 2012. The decreases for both time periods are a result of a decrease in outside overstock studio product acquired and sold. The timing of the sales of overstock product was intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios and the product margin is minimal. As a result, the Company has discontinued the sales of overstock product from other studios effective at the end of the first quarter of 2013. We intend to focus all our resources on our core product categories of family and children’s entertainment and education products and will phase out unrelated products over the next six months.

Royalty revenue is income for our characters and brands licensed to others to manufacture and/or market, both internationally and domestically. The increase of $186,966 (460.7%) during the three month period ended June 30, 2013 compared to 2012 was a result of the payment of a settlement amount for the termination of the toy license. For the six months ended June 30, 2013 compared to the same period in 2012, this category increased $188,696 (268.5%) for the same reason. This is the final payment for this license and we expect this category to decrease during the next six months while we investigate new license opportunities.

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

Costs. Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $1,186,560 (52.6%) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $1,360,860 (35.7%) for the six month period ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Cost of Sales	$332,668	$1,290,745	$(958,077)	-74.2%	$979,977	$2,024,876	$(1,044,899)	-51.6%
General and Administrative	628,324	721,542	(93,218)	-12.9%	1,285,408	1,352,577	(67,169)	-5.0%
Marketing and Sales	104,072	239,563	(135,491)	-56.6%	158,791	429,120	(270,329)	-63.0%
Product Development	2,848	2,622	226	8.6%	29,839	8,302	21,537	259.4%
Total Costs and Operating Expenses	$1,067,912	$2,254,472	$(1,186,560)	-52.6%	$2,454,015	$3,814,875	$(1,360,860)	-35.7%

Cost of sales decreased $958,077 (74.2%) during the three month period ended June 30, 2013 compared to 2012 and $1,044,899 (51.6%) during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as a result of decreased sales volumes, offset by product mix variations for overstock products discontinued and increased shipping costs due to the larger volume of direct to consumer shipments.

Operating expenses predominately consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services. Costs associated with these categories are detailed as follows:

General and administrative costs decreased $93,218 (12.9%) for the three month period ended June 30, 2013 compared to the same periods in 2012. This is the result of decreases in salaries and related expenses of $78,028 due to reduced head count and health insurance costs, investor relations of $133,476 and rent and utilities of $10,360, offset by increases in stock compensation expense of $40,569 and outside services of $84,495. For the six month period ended June 30, 2013 compared to 2012, these costs decreased $67,169 (5.0%) as a result of decreases in salaries and related expenses of $16,247, investor relations of $160,065 and rent and utilities of $15,133, offset by increases in stock compensation expense of $36,889 and outside services of $84,072.

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact. Marketing expenses exhibit some fluctuation due to timing of trade shows attended. For the three month period ended June 30, 2013 compared to 2012, these costs decreased $135,491 (56.6%) and for the six months ended June 30, 2013 compared to the same period in the prior year the total expense decreased $270,329 (63.0%), due to reductions of commission expense for outside sales on direct to consumer products and trade show expenses.

Product development expenses are for routine and periodic alterations to existing products. For the three and six months ended June 30, 2013 compared to the same periods of 2012, these expenses increased $226 (8.6%) and $21,537 (259.4%), respectively. All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Operating expenditures are not generally seasonal and require consistent cash outflows.

Interest Expense. Interest expense primarily resulted from the debenture and related party loans.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes to evidence the loans.   The proceeds from the notes were used to pay operating obligations of the Company.   For the three months ended June 30, 2013 compared to the same period of 2012, interest expenses for these loans were recorded in amounts of $3,722 and $3,506, respectively. For the six months ended June 30, 2013 and 2012, the interest expenses for these loans were $7,388 and $6,960, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. There was no interest expense recorded for the three months ended June 30, 2013 or 2012. Interest expense six months ended June 30, 2013 and June 30, 2012 was $0 and $2,562, respectively. The note is paid in full.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2102, the Officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended June 30, 2013 and 2012, the interest recorded for this notes was $3,088 and $2,472, respectively. For the six month periods ended June 30, 2013 and 2012, interest expense was recorded in the amounts $6,146 and $28,511, respectively. The decrease in expense was due to conversion of a majority of the outstanding balance to common stock on March 31, 2012.

Liquidity and Capital Resources

Three and Six Months Ended June 30, 2013 Compared to June 30, 2012

To date, we have relied on a combination of revenue, loans from officers, the debenture issued in June 2012 and private offerings of our stock to meet our cash requirements. Currently, our principal source of liquidity is cash in the bank. Management believes that its increasing revenues and cash generated by operations, together with funds available from deferred officers’ salaries and short term financing, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding through equity and related party loans or be forced to scale back its development plans or to significantly reduce or terminate operations.

Cash totaled $253,390 and $1,191,509 at June 30, 2013 and June 30, 2012, respectively. The change in cash is as follows:

	Three Months Ended June 30,
	2013	2012	Change
Cash provided (used) by operations	$(85,918)	$(100,325)	$14,407
Cash provided (used) in investing activities	(172,518)	(76,396)	(96,122)
Cash provided (used) in financing activities	64,278	962,889	(898,611)
Increase (decrease) in cash	$(194,158)	$786,168	$(980,326)

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Cash used by operations in the six months ended June 30, 2013, compared to 2012, decreased by $14,407 due to increased net loss, offset by decreases in accounts receivable and increases in accounts payable and accrued salaries to officers. Cash used in the same periods for investing activities relates to investment in additional music, DVD and digital application projects.

Notes were issued to four of the Officers for loans to the Company at various times during the years 2007 through 2009. Interest expense was recorded in the six months ended June 30, 2013 and 2012 in the amounts of $7,388 and $6,960, respectively.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through March 31, 2011 to subordinated long term notes payable in an aggregate of $1,620,137. In March 2012, the Officers agreed to convert the sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the six months ended June 30, 2013 and June 30, 2012, interest expense was recorded in the amount of $6,146 and $28,511, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. The Company recorded interest expense payable to the holder in cash or stock for the six months ended June 30, 2013 and June 30, 2012 in the amounts of $40,000 and $1,333, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effectivein ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

 Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2013, the Company issued 278,183 shares of common stock in exchange for services valued at $58,418 to Pacific Media Digital Services, LLC, or $0.21 per share.

On May 1, 2013, the Company issued 62,500 shares of common stock to Direct Action Group, LLC in exchange for services valued at $13,125, or $0.21 per share.

The issuance of the shares of common stock of the convertible notes was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 15, 2013, Stock Option Grant Notices were issued to each of five officers to purchase up to 750,000 shares of common stock, vesting on the grant date, at an exercise price of $0.20 per share. The options have expiration dates five years from the grant date.

On May 15, 2013, options to purchase up to 250,000 shares of common stock were issued to an employee, vesting on the date of grant, at an exercise price of $0.20 per share. The options have an expiration date five years from the date of the grant notice.

On May 15, 2013, pursuant to amendments to employment agreements with Messrs. Moeller, Meader, Larry Balaban and Howard Balaban, Stock Option Grant Notices previously granted to each employee to purchase up to two million shares of common stock expiring on January 20, 2014 were cancelled effective immediately.

The issuance of the above options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

On May 26, 2013, the Company issued 400,000 shares of common stock to ROAR, LLC in exchange for services valued at $84,000, or $0.21 per share.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the six months ended June 30, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101

XBRL (Extensible Business Reporting Language) The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity (deficit), (iv) statements of cash flows, and (iv) the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 13, 2013

By: /s/ Klaus Moeller
Klaus Moeller, Chief Executive Officer

By: /s/ Jeanene Morgan
Jeanene Morgan, Chief Financial Officer

