Form 10-Q
period 2013-09-30
Genius Brands International, Inc.
filed 2013-11-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,715,566 shares of common stock, par value $0.001, were outstanding as of November 14, 2013.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Genius Brands International, Inc.

Balance Sheets

September 30, 2013 (unaudited) and December 31, 2012 (audited)

	9/30/2013	12/31/2012
ASSETS
Current Assets:
Cash	$234,211	$447,548
Accounts Receivable, net	249,297	1,084,233
Inventory	271,421	326,072
Prepaid and Other Assets	138,386	139,983
Total Current Assets	893,315	1,997,836

Property and Equipment, net	19,375	23,736
Capitalized Product Development in Process	397,749	246,617
Intangible Assets, net	247,011	356,070
Debenture Issuance Costs	–	191,762
Total Assets	$1,557,450	$2,816,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$834,387	$971,097
Accrued Expenses	199,633	496,662
Accrued Salaries and Wages	746,377	516,083
Accrued Interest - Debentures	40,663	45,716
Derivative Liability	2,040,240	68,962
Notes Payable - short term portion (Net of Discount of $979,500 and $0, respectively)	638,834	–
Total Current Liabilities	4,500,134	2,098,520

Long Term Liabilities:
Notes Payable (Net of Discount of $0 and $485,147, respectively)	–	514,853
Notes Payable and Accrued Interest – Related Parties	469,389	447,891
Total Liabilities	4,969,523	3,061,264

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 700,000,000 shares authorized; 87,512,007 and 71,912,617 shares issued and outstanding, respectively	87,512	71,913
Additional Paid in Capital	10,894,489	9,890,868
Stock Subscription Payable	100,000	–
Accumulated Deficit	(14,494,074)	(10,208,024)
Total Genius Brands International, Inc. Stockholders’ Equity (Deficit)	(3,412,073)	(245,243)

Total Liabilities & Stockholders’ Equity (Deficit)	$1,557,450	$2,816,021

See accompanying notes to financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Periods Ending September 30, 2013 and 2012 (unaudited)

	Three Months Ending		Nine Months Ending
		9/30/2012		9/30/2012
	9/30/2013	Restated	9/30/2013	Restated
Revenues:
Product Sales	$170,105	$1,592,684	$1,267,689	$4,195,147
Licensing & Royalties	42,905	39,394	301,884	109,676
Total Revenues	213,010	1,632,078	1,569,573	4,304,823

Cost of Sales (Excluding Depreciation)	208,362	1,389,564	1,188,339	3,414,440

Gross Profit	4,648	242,514	381,234	890,383

Operating Expenses:
Product Development	60	12,442	29,899	20,744
Professional Services	(10,911)	38,702	167,448	143,269
Rent Expense	–	9,432	8,201	28,295
Marketing & Sales	45,353	91,635	204,144	520,756
Depreciation & Amortization	38,071	34,889	116,246	110,578
Salaries and Related Expenses	333,346	438,514	1,164,436	1,285,851
Stock Compensation Expense	52,122	68,670	212,390	192,049
Other General & Administrative	158,316	140,327	265,807	398,758
Total Operating Expenses	616,357	834,611	2,168,571	2,700,300

Loss from Operations	(611,709)	(592,097)	(1,787,337)	(1,809,917)

Other Income (Expense):
Other Income	10	189	42	361
Interest Expense	(589,606)	(156,112)	(900,348)	(161,260)
Interest Expense – Related Parties	(7,964)	(6,067)	(21,497)	(44,100)
Gain (loss) on derivative valuation	(1,061,791)	46,257	(1,051,034)	46,257
Gain (loss) on extinguishment of debt	(217,376)	–	(217,376)	76,280
Loss on exchange of warrants	(308,500)	–	(308,500)	–
Net Other Income (Expense)	(2,185,227)	(115,733)	(2,498,713)	(82,462)

Loss before Income Tax Expense and Noncontrolling Interest	(2,796,936)	(707,830)	(4,286,050)	(1,892,379)

Income Tax Expense	–	–	–	–

Net Loss	(2,796,936)	(707,830)	(4,286,050)	(1,892,379)
Acquisition of Noncontrolling Interest	–	–	–	(5,366)
Net Loss attributable to Genius Brands International, Inc.	$(2,796,936)	$(707,830)	$(4,286,050)	$(1,897,745)

Net Loss per common share	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding	74,216,965	60,743,380	73,480,366	67,965,997

See accompanying notes to financial statements.

Genius Brands International, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Subscription	Noncontrolling	Accumulated
	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance, December 31, 2011 (audited)	60,698,815	$60,699	$6,959,083	$–	$(5,366)	$(8,135,049)	$(1,120,633)

Common Stock Issued for Cash	1,000,000	1,000	199,000	–	–	–	200,000
Common Stock Issued for Services	1,486,070	1,486	323,228	–	–	–	324,714
Common Stock Issued in exchange for repayment of Note Payable	8,727,732	8,728	1,736,818	–	–	–	1,745,546
Warrants Granted for Debenture Issuance Costs	–	–	28,929	–	–	–	28,929
Warrants Granted for Debt Discount	–	–	379,688	–	–	–	379,688
Stock Compensation Expense	–	–	264,122	–	–	–	264,122
Acquisition of Noncontrolling Interest	–	–	–	–	5,366	(5,366)	–
Net Loss	–	–	–	–	–	(2,067,609)	(2,067,609)

Balance, December 31, 2012 (audited)	71,912,617	71,913	9,890,868	–	–	(10,208,024)	(245,243)

Cash received for stock subscriptions payable	–	–	–	100,000	–	–	100,000
Common Stock Issued for Interest	470,588	470	39,530	–	–	–	40,000
Common Stock Issued for Services	3,940,683	3,941	163,318	–			167,259
Stock Compensation Expense			212,390	–			212,390
Stock Issued in Exchange for Warrants	5,000,000	5,000	320,000	–			325,000
Stock Issued in Exchange for Convertible Debenture	6,188,119	6,188	269,183	–			275,371
Issuance Cost	–	–	(800)	–	–	–	(800)
Net Loss						(4,286,050)	(4,286,050)

Balance, September 30, 2013 (unaudited)	87,512,007	$87,512	$10,894,489	$100,000	$–	$(14,494,074)	$(3,412,073)

See accompanying notes to financial statements.

Genius Brands International, Inc.

Statements of Cash Flows (unaudited)

	9/30/2013	9/30/2012 Restated
Cash Flows from Operating Activities:
Net Loss	$(4,286,050)	$(1,897,745)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	7,186	8,388
Amortization Expense	109,060	102,190
Issuance of Common Stock for Interest	40,000	–
Issuance of Common Stock for Services	167,259	324,714
Accretion of Discount on Convertible Debenture	278,577	116,999
Stock Compensation Expense	212,390	192,049
(Gain) Loss on Derivative Valuation	1,051,034	(46,257)
(Gain) Loss on Extinguishment of Debt	217,376	(76,280)
Loss on Conversion of Warrants to Common Stock	308,500	–
Interest expense recognized on debenture conversion	488,572	–

Decrease (increase) in operating assets:
Accounts Receivable	834,936	1,757
Inventory	54,651	(4,850)
Prepaid Expenses & Other Assets	1,597	(125,886)

Increase (decrease) in operating liabilities:
Accounts Payable	(136,710)	(116,043)
Accrued Salaries	451,294	243,332
Accrued Interest	8,280	41,333
Accrued Interest – Related Party	21,498	44,100
Other Accrued Expenses	(297,029)	2,218
Net cash provided/(used) in operating activities	(467,579)	(1,189,981)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(151,133)	(40,048)
Purchase of Fixed Assets	(2,825)	(1,898)
Net cash provided/(used) by investing activities	(153,958)	(41,946)

Cash Flows from Financing Activities:
Sale of Common Stock	–	200,000
Common Stock Subscription Payable	100,000	–
Common Stock Offering Costs	(800)	–
Proceeds from Short Term Notes	309,000	–
Proceeds from Long Term Debenture	–	1,000,000
Issuance Costs on Debenture	–	(223,901)
Net cash provided/(used) by financing activities	408,200	976,099

Net increase/(decrease) in cash	(213,337)	(255,828)
Beginning Cash Balance	447,548	405,341
Ending Cash Balance	$234,211	$149,513

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$40,000	$4,012
Schedule of non-cash financing and investing activites:
Related party note converted to common stock	$–	$1,745,546
Warrants granted for debenture issuance costs	$–	$28,929
Discount on long term debenture attributed to Warrants	$–	$379,688
Accrued Salaries converted to Short Term Notes Payable	$221,000	$–
Conversion of Debenture to Common Stock	$75,000	$–
Conversion of Warrants to Common Stock	$216,871	$–

See accompanying notes to financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

September 30, 2013 (unaudited)

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line. The agreement included a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® had the sole right to manufacture, market and distribute on a world-wide basis.  It also allowed Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys.  The agreement was subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories were not met in any contract year. On June 6, 2013, the Company and Tollytots® agreed to terminate the agreement in its entirety. The Company will receive no further payments for this license beyond September 30, 2013.

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

The Company has developed the Ready!Play!Learn!™ program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in 2014. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

In 2012, the Company began development of an application based on our content and characters. The initial application includes digital video and music delivery, with games and puzzles based on our characters, which is scheduled to be available in the fourth quarter of 2013. Future enhancements include a variety of tools, including lesson plans, curriculum and songs designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

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

Liquidity

Historically, the Company has incurred net losses.  As of September 30, 2013, the Company had an accumulated deficit of $14,494,074 and a total stockholders’ deficit of $3,412,073.  At September 30, 2013, the Company had current assets of $893,315, including cash of $234,211, and current liabilities of $4,500,134, resulting in a working capital deficit of $3,606,819.  For the nine months ended September 30, 2013, the Company reported a net loss of $4,286,050 and net cash used by operating activities of $467,579.  Management believes that its sales, cash provided by operations, together with funds available from deferred and reduced officers’ salaries and short term financing, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $84,671 and $57,305 established as of September 30, 2013 and December 31, 2012, respectively.

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

Advertising Costs - The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company.  Advertising expense for the nine months ended September 30, 2013 and September 30, 2012 was $14,915 and $32,412, respectively.

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at September 30, 2013 and December 31, 2012 should be $43,000 and $53,000, respectively.

Fair value of financial instruments - The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Note 2: Plant, Property, and Equipment and Intangible Assets

The Company has plant, property and equipment and other intangible assets used in the creation of revenue as follows as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Furniture and Equipment	$91,984	$89,159
Less Accumulated Depreciation	(72,609)	(65,423)
Net Fixed Assets	$19,375	$23,736

Trademarks	$129,831	$129,831
Product Masters	3,279,369	3,279,369
Other Intangible Assets	290,161	290,161
Less Accumulated Amortization	(3,452,350)	(3,343,291)
Net Intangible Assets	$247,011	$356,070

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

The Company reviews all intangible assets periodically to determine if the value has been impaired by recent financial transactions using the discounted cash flow analysis of revenue stream for the estimated life of the assets.  At September 30, 2013 and December 31, 2012, it was determined that no impairment existed.

The Company continues to develop new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog.  In accordance with FASB Accounting Standards Codification regarding ASC 350 - Intangible Assets and ASC 730 - Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. As of September 30, 2013, the Company has $397,749 in Capitalized Product Development in Process representing video, music, website, digital application and preschool preparation program development projects not yet completed.

Note 3:  Accrued Liabilities

Accrued but unpaid salaries and vacation benefits total $746,377 and $516,083 as of September 30, 2013 and December 31, 2012, respectively.   Debenture Interest accrued and unpaid is $40,663 and $45,716 at September 30, 2013 and December 31, 2012, respectively.  Other accrued liabilities totaling $199,633 and $496,662 as of September 30, 2013 and December 31, 2102 are as follows:

	9/30/2013	12/31/2012
Allowance for Sales Returns	$43,000	$53,000
Distribution Arrangements Payable	105,064	217,858
Deferred Revenue	41,581	110,177
Royalties Payable	3,817	59,033
Other Accrued Expenses	6,171	56,594
Total Accrued Expenses	$199,633	$496,662

The Company recognized a derivative liability for the conversion feature and warrants for the $1.0 million senior secured debenture issued to Hillair on June 27, 2012 as an embedded derivative. It was valued on the respective transaction dates of June 27, 2012 for issuance of the debentures and August 30, 2013, the date on which it was assigned to other holders, using a Black-Scholes pricing model. Warrants to purchase 5,000,000 shares of common stock were issued to Hillair as part of the debenture, and were exchanged pursuant to an agreement between Hillair and the Company on August 29, 2013 on a one for one basis with no receipt of cash. 380,952 warrants to purchase shares of common stock were issued to National Securities Corporation and several of its employees, who acted as placement agent to the Company in connection with the Debenture. These warrants have a cashless exercise provision effective six months after the issuance date. In accordance with ASC 815-10-25, we measured the subsequent derivative valuation using a Black-Scholes pricing model on December 31, 2012 and recorded the additional derivative liability as of that date. See Note 6: Stockholders’ Equity for additional information on the warrants issued.

On August 29, 2013, pursuant to an agreement between the Company, Hillair and four new holders, the original debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions. The additional value represented an increase of $150,000 in prepayment fees and $13,333 in accrued but unpaid interest. The interest rate and maturity date were not changed.

On September 6, 2013, a holder of the reissued debenture issued a notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. 6,188,119 shares of common stock were issued. A loss on the conversion was recorded in the amount of $67,376.

At the end of each quarterly reporting date the values are evaluated and adjusted to current market value. The amount recorded as of September 30, 2013 and December 31, 2012 was $2,040,240 and $68,962, respectively.

Derivative liability activity for the nine months ending September 30, 2013 was as follows:

	September 30, 2013	December 31, 2012	(Gain) Loss on Derivative, 9 Months Ending September 30, 2013
Conversion feature of the June 27, 2012 $1,000,000 Securities Purchase Agreement (see note 4)	$–	$15,743	$(4,113)
Conversion feature of the June 27, 2012 reissued 1,163,333 Securities Purchase Agreement (see note 4)	2,030,636	–	1,067,798
5,000,000 Warrants	–	49,491	(18,527)
380,952 Warrants	9,604	3,728	5,876
Total	$2,040,240	$68,962	$(1,051,034)

Fair market values of the Company's derivatives as of September 30, 2013 were based on the Black Scholes valuation using the following assumptions:

	Conversion Feature	Warrants
Risk-free interest rate	0.14%	0.79%
Expected life in years	.83	3.83
Dividend yield	0	0
Expected volatility	63.00%	60.54%

The conversion feature may be exercised at any time and are thus reported as current liabilities.

The Company recorded a loss on the derivative valuation for the debenture in the amount of $1,051,034 for the nine months ended September 30, 2013 and a gain on the derivative valuation in the amount of $46,257 for the nine months ended September 30, 2012.

Note 4: Notes Payable

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock. The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”). The Company issued to Hillair the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by the holder to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $0.21 per share, subject to adjustments. Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. On August 29, 2013, pursuant to an agreement between the Company, Hillair and four new holders, the original debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions. The additional value is due to an increase of $150,000 in prepayment fees and $13,333 in accrued but unpaid interest at the time of the exchange. The interest rate and maturity date were not changed. Commencing on December 27, 2013, the Company will be obligated to redeem a certain amount under the reissued Debentures on a quarterly basis, in an amount equal to $300,000 on each of December 27, 2013 and March 27, 2014 and $488,033 on June 27, 2014. On September 6, 2013, a holder of the reissued debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333.

Accrued interest was recorded as of September 30, 2013 and December 31, 2012 in the amounts of $40,663 and $45,716, respectively.

Debt Discount was recorded in the aggregate amount of $648,972 for the issuance of warrants and the derivative value of the convertible feature of the debenture at inception of the issuance to Hillair. The unamortized discount amount of $322,903 for the Hillair debenture was recorded as interest expense in the period ended September 30, 2013.

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

Debt Discount was recorded in the aggregate amount of $1,163,333 for the derivative value of the convertible feature of the reissued debenture on the exchange date using the Black-Scholes calculation with the following assumptions:

Risk-free interest rate	0.14%
Expected life in years	.83
Dividend yield	0
Expected volatility	63.22%

Interest expense for the amortization of the debt discount for the warrants and convertible feature of the debenture is calculated on a straight-line basis over the remaining life of the debenture. For the periods ended September 30, 2013 and December 31, 2012, amortization of the debt discount was recorded in the amounts of $278,577 and $163,825, respectively, for a debt discount balance of $979,499 and $485,147, respectively.

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

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. The notes have a stated conversion rate of $0.01212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. Additional information regarding the notes payable may be found on the Form 8-K filed by the Company on September 4, 2013.

Debenture Interest accrued and unpaid for the 2006 issuance of $2.5 million is $19,049 as of September 30, 2013 and December 31, 2012. Interest on this series of debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock.

As of September 30, 2013 and December 31, 2012, the Company had the following notes payable and accrued interest balances outstanding:

	9/30/2013	12/31/2012
Debenture - $1,000,000 16% senior secured convertible	$–	$1,000,000
Debt Discount - $1,000,000 16% senior secured convertible	–	(485,147)
Debenture - $1,163,333 16% senior secured convertible	1,088,333	–
Debt Discount - $1,163,333 16% senior secured convertible	(979,499)	–
Notes Payable - 12% convertible	530,000	–
Total Notes Payable	638,834	514,853
Less: Current Portion	638,834	–
Long Term Portion	$–	$514,853

Accrued Interest
Debenture - $1,000,000 16% senior secured convertible Issued June 27,2012	$15,957	$26,667
Debenture - $2,500,000 Terminated June 2009	19,049	19,049
Notes Payable - $530,000 12% convertible Issued August 30, 2013	5,657	–
Accrued Interest - Current Portion	$40,663	$45,716

Maturities requirements on notes payable subject to mandatory redemption at September 30, 2013, are as follow:

2013	$830,000
2014	788,333
2015	–
2016	–
2017	–
Total	$1,618,333

Note 5: Notes Payable and Accrued Interest - Related Parties

As of September 30, 2013 and December 31, 2012, the Company had the following notes payable and accrued interest balances outstanding:

	9/30/2013	12/31/2012
Officer Loans to Company	$194,163	$194,163
Accrued Interest on Officer Loans to Company	60,256	49,087
Subordinated Officer Loans to Company	159,753	159,753
Accrued Interest on Subordinated Loans	55,217	44,888
Total Notes Payable and Accrued Interest	469,389	447,891
Less: Current Portion	–	–
Long Term Portion	$469,389	$447,891

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban in the aggregate principal amounts of $4,000, $280,000 and $444,500, respectively.  The proceeds from all officer loans were used to pay operating obligations of the Company.  Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. Repayments were made on February 2, 2011 and April 27, 2011 in the aggregate amounts of $66,000 and $30,000, respectively. For the three months ended September 30, 2013 compared to the same period of 2012, interest expenses for these loans were recorded in amounts of $3,779 and $3,559, respectively. For the nine months ended September 30, 2013 and 2012, the interest expenses for these loans were $11,166 and $10,519, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principal balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31, 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. There was no interest expense recorded for the three months ended September 30, 2013 or 2012. Interest expense nine months ended September 30, 2013 and September 30, 2012 was $0 and $2,562, respectively. The note is paid in full.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2012, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended September 30, 2013 and 2012, the interest recorded for this notes was $4,185 and $2,508, respectively. For the nine month periods ended September 30, 2013 and 2012, interest expense was recorded in the amounts $10,331 and $31,019, respectively. The decrease in expense was due to conversion of a majority of the outstanding balance to common stock on March 31, 2012.

Maturities requirements on notes payable - related party subject to mandatory redemption at September 30, 2013, are as follow:

2013	$–
2014	–
2015	353,919
2016	–
2017	–
Total	$353,919

Note 6: Stockholders’ Equity

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. As of September 30, 2013 and December 31, 2012, there were 87,512,007 and 71,912,617 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of September 30, 2013 and December 31, 2012, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

On February 1, 2013, the Company issued 470,588 shares of common stock in exchange for interest payable on the debenture due on that date in the amount of $40,000, or $0.085 per share. Hillair agreed to waive any anti-dilutive provisions contained in the debenture for this transaction.

On May 1, 2013, the Company issued 278,183 shares of common stock in exchange for services valued at $16,134 to Pacific Media Digital Services, LLC, or $0.06 per share.

On May 1, 2013, the Company issued 62,500 shares of common stock to Direct Action Group, LLC in exchange for services valued at $3,125, or $0.05 per share.

On May 26, 2013, the Company issued 400,000 shares of common stock to ROAR, LLC in exchange for services valued at $20,000, or $0.05 per share.

On August 30, 2013, 5,000,000 warrants to purchase the Company’s common stock held by Hillair were exchanged on a one for one basis with no receipt of cash and the warrants were cancelled. The shares were valued at market price of $0.05 and there was a reduction in a derivative liability of $30,964, a reduction in debt issuance cost of $14,464, and a loss on the exchange of warrants recognized in the amount of $308,500.

On September 6, 2013, a holder of the reissued debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. 6,188,119 shares were issued and were valued at a market price of $0.05. In conjunction with this issuance there was a reduction in the derivative liability of $200,495, a reduction in the debt discount of $67,500, and a loss on the conversion was recorded in the amount of $67,376.

On September 13, 2013, 2,800,000 shares of common stock were issued in exchange for services valued $112,000 to New Castle LLC, or $0.04 per share.

On September 19, 2013, pursuant to an agreement to cancel a consulting agreement, 400,000 shares of common stock were issued to ROAR, LLC. The shares were valued at $0.04 per share, or $16,000.

On September 23, 2013, pursuant to a private placement memorandum, the Company received $100,000 for purchase of common stock. The subscription documents were not received and no shares were issued.

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

On August 29, 2013, pursuant to an agreement between the Company, Hillair and four new holders, the original debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions. The additional value represented an increase of $150,000 in prepayment fees and $13,333 in accrued but unpaid interest. The interest rate and maturity date were not changed. On September 6, 2013, a holder of the reissued debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. As of September 30, 2013, we have reserved 119,728,603 shares of common stock for the debenture conversion provision issued to the holders.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. The notes have a stated conversion rate of $0.01212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. As of September 30, 2013, we have reserved 43,729,373 shares of common stock for the conversion provision issued to the holders. See Note 4: Notes Payable for additional information.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of September 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 8: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.  Rental expenses incurred for operating leases during the three months ended September 30, 2013 and 2012 were $0 and $9,432, respectively, and for the nine months ended September 30, 2013 and September 30, 2012 were $8,201 and $28,295, respectively.  Warehouse space of approximately 2,000 square feet in Rogers, Minnesota was rented on a month to month basis and was vacated as of October 31, 2013. In November 2012, the Company signed a nine month lease to occupy three offices in San Diego, California, which terminated as of April 30, 2013.

Note 9: Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics. The Company has determined there were no new accounting pronouncements issued during the nine months ended September 30, 2013 that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

As of September 30, 2013, options to purchase up to 8,390,000 shares of the Company’s common stock previously issued in 2009 through 2012 expired or were cancelled.

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

On September 10, 2013 Stock Option Grant Notice was issued to an employee to purchase up to 100,000 shares of common stock, vesting on the grant date, at an exercise price of $0.44. The options have an expiration date five years from the date of the grant notice.

The following schedule summarizes the changes in the Company’s stock option plan for the nine months ended September 30, 2013:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2012	15,845,000	$0.06-0.55	3.55 years	–	$0.42
Options Granted	4,100,000	0.20-0.44	4.63 years	–	0.20-0.44
Options Exercised	–	–	–	–	–
Options Expired	(8,390,000)	0.34-.055	–	–	0.44
Balance at September 30, 2013	11,555,000	$0.06-0.55	4.99 years	–	$0.32

Exercisable September 30, 2013	10,255,000	$0.06-0.55	5.06 years	–	$0.31

Note 11: Warrants

The Company has warrants outstanding to purchase up to 543,452 and 5,852,060 shares of our common stock at September 30, 2013 and December 31, 2012, respectively.

In connection with the sale of shares of its common stock in 2010 the Company issued warrants to purchase a total of 471,108 shares of its common stock at $0.40 per share exercisable for a three-year period. As of September 30, 2013, 5,308,608 of these warrants have expired or were cancelled, 5,000,000 of which were cancelled in exchange for 5,000,000 shares of the Company’s common stock (See Note 6).

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

The following schedule summarizes the changes in the Company’s warrants during the nine months ended September 30, 2013:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share

Balance at December 31, 2012	5,852,060	$0.33 - 0.40	$0.34
Warrants Granted	–	–	–
Warrants Exercised	–	–	–
Warrants Expired or Cancelled	(5,308,608)	0.40	0.33
Balance at September 30, 2013	543,452	$0.33 - 0.40	$0.35

Exercisable at September 30, 2013	543,452	$0.33 - 0.40	$0.35

The following schedule summarizes the outstanding warrants at September 30, 2013:

Number of Warrants Outstanding at September 30, 2013	Number of Warrants Exercisable at September 30, 2013	Expiration Date	Exercise Price

162,500	162,500	2013	$0.40
380,952	380,952	2017	$0.33

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$–	$–	$–	$–

Total assets measured at fair value	–	–	–	–

Liabilities

Derivative Liability	2,040,240	–	–	2,040,240
Convertible Debenture, net of discount	108,834	–	–	108,834
Total liabilities measured at fair value	$2,149,074	$–	$–	$2,149,074

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

The following is a schedule by year of the future minimum salary payments related to these employment agreements:

2013	$595,865
2014	700,000
2015	–
2016	–
Total	$1,295,865

Note 14:  Restatement

The Company has restated its financial statements for the three and nine month periods ended September 30, 2012. The Company determined that a derivative liability should have been recognized for the conversion feature and warrants for the $1.0 million senior secured debenture issued to Hillair on June 27, 2012 as an embedded derivative.  All of the issues were non-cash items.  The audited financial statements as of December 31, 2012 correctly recorded and presented the derivative liability.

The impact of the restatements of the Statement of Operations accounts for the periods ended September 30, 2012 are as follows:

	Three Months Ending			Nine Months Ending
	9/30/12 Previously Reported	9/30/2012 Restated	Change	9/30/12 Previously Reported	9/30/2012 Restated	Change
Interest Expense	(112,452)	(156,112)	(43,660)	(127,599)	(161,260)	(33,661)
Gain (loss) on derivative valuation	–	46,257	46,257	–	46,257	46,257
Net Loss	(720,427)	(707,830)	12,597	(1,910,341)	(1,897,745)	12,596

Note 15: Subsequent Events

On October 16, 2013, pursuant to a vote of the shareholders on record as of September 3, 2013, the number of authorized shares of common stock was increased to 700,000,000.

On October 18, 2013, the Company exchanged 380,952 warrants to purchase common stock issued to various parties associated with National Securities as part of the Hillair debenture issuance for shares of restricted common stock of the Company on a one for one basis with no exchange of cash.

On October 25, 2013, the board of directors granted five officers and employees 1,000,000 shares each and one director 500,000 shares of restricted common stock as a bonus for service to the Company.

On October 29, 2013, the Company executed new two year employment agreements with Messrs. Klaus Moeller, Howard Balaban and Larry Balaban, with an effective date of October 1, 2013, whereby the employees agreed to a reduction of salary. Each named employee will receive (i) an annual salary of $20,800 (except that if the Company generates cash flow from operations of at least $300,000 on an annual basis, the annual salary shall be $100,000 plus an additional payment of $75,000 per annum, payable in cash or shares of the Company’s common stock in quarterly installments of $18,750 each, and (ii) the acceleration of vesting of all previously issued option grants to Mr. Moeller under the Company’s 2008 Stock Option Plan as well as participation in other Company benefit plans and the ability to receive a year-end performance bonus, at the discretion of the Company’s Board of Directors. In the event employment is terminated by the Company without “Cause” as defined in the agreement, the employee shall be entitled to severance payments for twelve months, based on the annual salary rate of $100,000. Mr. Moeller shall be employed as Chief Executive Officer and each of Messrs. Balaban will have the title Vice-President. Additional information regarding Mr. Moeller’s agreement is available on the Form 8-K filed on October 30, 2013.

On October 29, 2013, the Company and Ms. Morgan’s agreed to execute a new employment agreement, effective October 1, 2013, whereby Ms. Morgan shall continue to serve as the Company’s Chief Financial Officer for a period of two years in consideration for (i) a reduction in annual salary to $175,000 and (ii) the acceleration of vesting of all previously issued option grants to Ms. Morgan under the Company’s 2008 Stock Option Plan as well as participation in other Company benefit plans and the ability to receive a year-end performance bonus, at the discretion of the Company’s Board of Directors. In the event Ms. Morgan’s employment is terminated by the Company without “Cause” (as defined in the Morgan Employment Agreement), Ms. Morgan shall be entitled to severance payments for twelve months. Additional information regarding Mr. Moeller’s agreement is available on the Form 8-K filed on October 30, 2013.

On October 30, 2013, the Company issued 1,002,000 shares of restricted common stock in exchange for services valued at $50,100, or $0.05 per share.

On November 8, 4,320,607 shares of restricted common stock were issued in full payment of a note payable, originally issued on March 31, 2011, with a principal amount of $159,752.54 and accrued but unpaid interest in the amount of $56,277.79. See Note 5: Notes Payable – Related Parties for additional information.

On November 8, 2013, the Company issued 1,000,000 shares restricted common stock to a director as a bonus for service to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three and nine month periods ended September 30, 2013 and 2012. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Following is a summary of our revenues, assets and net losses for our two most recent fiscal periods ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012

Total Revenue	$1,569,573	$4,304,823

Net Loss	$(4,286,050)	$(1,897,745)

Total Assets	$1,557,450	$2,702,056

Total Liabilities	$4,969,523	$2,822,763

Accumulated Deficit	$(14,494,074)	$(10,038,160)

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

On January 11, 2011, the Company signed a five-year, world-wide license agreement with Tollytots® for a new toy line. The agreement included a broad range of exclusive categories including learning and developmental toys, most plush toys, and musical toys which Tollytots® had the sole right to manufacture, market and distribute on a world-wide basis.  It also allowed Tollytots® a non-exclusive right to manufacture, market and distribute products in several non-exclusive categories, including board games, puzzles, electronic learning aids and amusement plush toys.  The agreement was subject to early termination by the Company in specified territories in the event minimum sales requirements in those territories were not met in any contract year. On June 6, 2013, the Company and Tollytots® agreed to terminate the agreement in its entirety. The Company will receive no further payments for this license beyond September 30, 2013.

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

The Company has developed the Ready!Play!Learn!™ program based partially on the intellectual property discussed above, which we anticipate will be available for distribution in 2014. The program includes a curriculum book and music aimed at parents and caregivers of preschool aged children to assist them in preparing their children for kindergarten.

In 2013, the Company signed agreements to develop an application based on our content and characters. The initial application includes digital video and music delivery, with games and puzzles based on our characters, which is scheduled to be available in the fourth quarter of 2013. Future enhancements include a variety of tools, including lesson plans, curriculum and songs designed to assist parents teach academic subjects and socialization skills to their children ages 2-5 years in preparation for attending kindergarten.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2013 Compared to September 30, 2012

Our summary results of operations are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Revenues	$213,010	$1,632,078	$(1,419,068)	-86.9%	$1,569,573	$4,304,823	$(2,735,250)	-63.5%
Costs and Operating Expenses	(786,648)	(2,189,286)	1,402,638	-64.1%	(3,240,664)	(6,004,162)	2,763,498	-46.0%
Depreciation and Amortization	(38,071)	(34,889)	(3,182)	9.1%	(116,246)	(110,578)	(5,668)	5.1%
Loss from Operations	(611,709)	(592,097)	(19,612)	3.3%	(1,787,337)	(1,809,917)	22,580	-1.2%

Other Income	10	189	(179)	-94.7%	42	361	(319)	-88.4%
Interest Expense	(597,570)	(162,179)	(435,391)	268.5%	(921,845)	(205,360)	(716,485)	348.9%
(Gain) Loss on settlement of debt	(217,376)	–	(217,376)	100.0%	(217,376)	76,280	(293,656)	-385.0%
Gain on derviative valuation	(1,061,791)	46,257	(1,108,048)	-2395.4%	(1,051,034)	46,257	(1,097,291)	-2372.2%
	(308,500)	–	(308,500)	100.0%	(308,500)	–	(308,500)	100.0%
Net Other Income (Expense)	(2,185,227)	(115,733)	(2,069,494)	1788.2%	(2,498,713)	(82,462)	(2,416,251)	2930.1%

Net Loss	(2,796,936)	(707,830)	(2,089,106)	295.1%	(4,286,050)	(1,892,379)	(2,393,671)	126.5%
Acquistion of Noncontrolling Interest	–	–	–	0.0%	–	(5,366)	5,366	-100.0%
Net Loss attributable to Genius Brands International, Inc.	$(2,796,936)	$(707,830)	$(2,089,106)	295.1%	$(4,286,050)	$(1,897,745)	$(2,388,305)	125.8%

Net Loss per common share	$(0.04)	$(0.01)			$(0.06)	$(0.03)

Weighted average shares outstanding	74,216,965	60,743,380			73,480,366	67,965,997

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Genius Brands Product Sales	$196,008	$551,842	$(355,834)	-64.5%	$748,363	$1,554,822	$(806,459)	-51.9%
Licensed and Distributed Products	(25,903)	1,040,842	(1,066,745)	-102.5%	519,326	2,640,325	(2,120,999)	-80.3%
Royalty Revenue	42,905	39,394	3,511	8.9%	301,884	109,676	192,208	175.3%
Total Revenue	$213,010	$1,632,078	$(1,419,068)	-86.9%	$1,569,573	$4,304,823	$(2,735,250)	-63.5%

Genius Brands product sales represent items in which the Company holds the copyrights and/or trademarks to the characters and content which are manufactured and sold by the Company directly, either at wholesale to retail stores and outlets or direct to consumers through daily deal sites and our website. For the three month period ended September 30, 2013 compared to the same period in 2012, this category decreased $355,834 (64.5%) due to decreased wholesale to retail store sales, decreased direct to consumer product sales and returned product. The decrease of $806,459 (51.9%) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was due to a decrease in sales at wholesale to retail customers, returns from distributors and a reduction in sales directly to consumers. Management believes that the Company is will continue to experience lower direct product sales volumes during the remainder of 2013, although economic and retail conditions in the market could impact our future sales. We continue to explore additional sales opportunities with retail and distribution customers; however, there is no guarantee that our products will be accepted by these new customers.

The licensed and distributed product sales category includes items for which we license rights from other companies to copyrights and trademarks of select brands we felt would do well within our distribution channels, product acquired from other studios through distribution agreements, and overstock inventory from other studios which we sell. Sales in this category decreased $1,066,745 (102.5%) for the three month period ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, the category decreased by $2,120,999 (80.3%) over the same period in 2012. The decreases for both time periods are a result of a decrease in outside overstock studio product acquired and sold and product returns. The timing of the sales of overstock product was intermittent and unpredictable as it is determined by the availability of excess inventory from outside studios and the product margin is minimal. As a result, the Company has discontinued the sales of overstock product from other studios effective at the end of the first quarter of 2013. We intend to focus all our resources on our core product categories of family and children’s entertainment and education products, developing alternative delivery methods such as digital streaming, and will phase out unrelated products over the next nine months.

Royalty revenue is income for our characters and brands licensed to others to manufacture and/or market, both internationally and domestically. The increase of $3,511 (8.9%) during the three month period ended September 30, 2013 compared to 2012 was a result of a guarantee payment due from a licensee. For the nine months ended September 30, 2013 compared to the same period in 2012, this category increased $192,208 (175.3%) as a result of the payment of a settlement amount for the termination of the toy license. This is the final payment for this license and we expect this category to decrease while we investigate new license opportunities.

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

The 2013 and 2014 economic outlook remains challenging, however, we anticipate sales growth through our actions to improve our existing products, maintaining highly competitive price points, increasing our digital product revenue and adding content to our product catalog.

Costs. Costs and expenses, excluding depreciation and amortization, consisting of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $1,402,638 (64.1%) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $2,763,498 (46.0%) for the nine month period ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Cost of Sales	$208,362	$1,389,564	$(1,181,202)	-85.0%	$1,188,339	$3,414,440	$(2,226,101)	-65.2%
General and Administrative	532,873	695,645	(162,772)	-23.4%	1,818,282	2,048,222	(229,940)	-11.2%
Marketing and Sales	45,353	91,635	(46,282)	-50.5%	204,144	520,756	(316,612)	-60.8%
Product Development	60	12,442	(12,382)	-99.5%	29,899	20,744	9,155	44.1%
Total Costs and Operating Expenses	$786,648	$2,189,286	$(1,402,638)	-64.1%	$3,240,664	$6,004,162	$(2,763,498)	-46.0%

Cost of sales decreased $1,181,202 (85.0%) during the three month period ended September 30, 2013 compared to 2012 and $2,226,101 (65.2%) during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as a result of decreased sales volumes, offset by product mix variations for overstock products discontinued and increased shipping costs due to the larger volume of direct to consumer shipments.

Operating expenses predominantly consists of salaries, employee benefits and stock based compensation as well as other expenses associated with executive management, finance, legal, facilities, marketing, rent, and other professional services. Costs associated with these categories are detailed as follows:

General and administrative costs decreased $162,772 (23.4%) for the three month period ended September 30, 2013 compared to the same periods in 2012. This is the result of decreases in salaries and related expenses of $105,168 due to reduced head count and health insurance costs, professional services of $49,613 and rent and utilities of $10,360, offset by increases in investor relation services of $24,296. For the nine month period ended September 30, 2013 compared to 2012, these costs decreased $229,940 (11.2%) as a result of decreases in salaries and related expenses of $121,415, investor relations of $135,739 and rent and utilities of $27,319, offset by increases in stock compensation expense of $20,341 and professional services of $24,178.

Marketing and sales expenses include trade shows, public relations firms, sales and royalty commissions and personal contact. Marketing expenses exhibit some fluctuation due to timing of trade shows attended. For the three month period ended September 30, 2013 compared to 2012, these costs decreased $46,282 (50.5%) and for the nine months ended September 30, 2013 compared to the same period in the prior year the total expense decreased $316,612 (60.8%), due to reductions of commission expense for outside sales on direct to consumer products and trade show expenses.

Product development expenses are for routine and periodic alterations to existing products. For the three months ended September 30, 2013 compared to the same periods of 2012, these expenses decreased $12,382 (99.5%). For the nine months ended September 30, 2013 and 2012, these expenses increased $9,155 (44.1%), respectively. All costs for new product development and significant improvements to existing products are capitalized in accordance with FASB Accounting Standards Codification Topic 350, Intangible Assets and Topic 730, Research and Development.

Operating expenditures are not generally seasonal and require consistent cash outflows.

Interest Expense. Interest expense primarily resulted from the debenture and related party loans.

The Company borrowed funds from four of the Officers of the Company during the years 2007 to 2009 and issued promissory notes to evidence the loans.   The proceeds from the notes were used to pay operating obligations of the Company.   For the three months ended September 30, 2013 compared to the same period of 2012, interest expenses for these loans were recorded in amounts of $3,779 and $3,559, respectively. For the nine months ended September 30, 2013 and 2012, the interest expenses for these loans were $11,166 and $10,519, respectively.

On February 1, 2008, Isabel Moeller, sister of our Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. There was no interest expense recorded for the three months ended September 30, 2013 or 2012. Interest expense nine months ended September 30, 2013 and September 30, 2012 was $0 and $2,562, respectively. The note is paid in full.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four Officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per Officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2102, the Officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the three months ended September 30, 2013 and 2012, the interest recorded for this notes was $4,185 and $2,508, respectively. For the nine month periods ended September 30, 2013 and 2012, interest expense was recorded in the amounts $10,331 and $31,019, respectively. The decrease in expense was due to conversion of a majority of the outstanding balance to common stock on March 31, 2012.

Liquidity and Capital Resources

Three and Nine Months Ended September 30, 2013 Compared to September 30, 2012

To date, we have relied on a combination of revenue, loans from officers, the debenture issued in June 2012 and private offerings of our stock to meet our cash requirements. Currently, our principal source of liquidity is cash in the bank. Management believes that its revenues and cash generated by operations, together with funds available from deferred officers’ salaries and short term financing, will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding through equity and related party loans or be forced to scale back its development plans or to significantly reduce or terminate operations.

Cash totaled $234,211 and $149,513 at September 30, 2013 and September 30, 2012, respectively. The change in cash is as follows:

	Three Months Ended September 30,
	2013	2012	Change
Cash provided (used) by operations	$(467,579)	$(1,189,981)	$722,402
Cash provided (used) in investing activities	(153,958)	(41,946)	(112,012)
Cash provided (used) in financing activities	408,200	976,099	(567,899)
Increase (decrease) in cash	$(213,337)	$(255,828)	$42,491

Our cash flow is very seasonal and a vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Cash used by operations in the nine months ended September 30, 2013, compared to 2012, decreased by $722,402 due decreases in accounts receivable and increases in accounts payable and accrued salaries to officers offset by decreases to other accrued expenses and increased inventory. Cash used in the same periods for investing activities relates to investment in additional music, DVD and digital application projects.

Notes were issued to four of the Officers for loans to the Company at various times during the years 2007 through 2009. Interest expense was recorded in the nine months ended September 30, 2013 and 2012 in the amounts of $11,166 and $10,519, respectively.

On March 31, 2011, four of the Officers agreed to convert accrued but unpaid salaries through March 31, 2011 to subordinated long term notes payable in an aggregate of $1,620,137. In March 2012, the Officers agreed to convert the sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. For the nine months ended September 30, 2013 and September 30, 2012, interest expense was recorded in the amount of $10,331 and $31,019, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Hillair Capital Investments L.P. whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014. The Company recorded interest expense payable to the holder in cash or stock for the nine months ended September 30, 2013 and September 30, 2012 in the amounts of $0 and $1,333, respectively. On August 29, 2013, this debenture was exchanged and the interest payable on that date of $13,333 was added to the principal amount of the reissued debentures.

On August 29, 2013, pursuant to an agreement between the Company, Hillair and four new holders, the original debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions. The additional value is due to an increase of $150,000 in prepayment fees and $13,333 in accrued but unpaid interest at the time of the exchange. The interest rate and maturity date were not changed. Commencing on December 27, 2013, the Company will be obligated to redeem a certain amount under the reissued Debentures on a quarterly basis, in an amount equal to $300,000 on each of December 27, 2013 and March 27, 2014 and $488,033 on June 27, 2014. On September 6, 2013, a holder of the reissued debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. As of September 30, 2013 and 2012, there was accrued interest in the amount of $15,957 and $0, respectively.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. The notes have a stated conversion rate of $0.01212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. As of September 30, 2013 and 2013, there was accrued interest in the amount of $5,657 and $0, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2013, 5,000,000 warrants to purchase the Company’s common stock held by Hillair were exchanged for 5,000,000 shares of the Company’s common stock with no receipt of cash and the warrants were cancelled.

On September 6, 2013, $75,000 of an outstanding debenture was converted into 6,188,119 shares of common stock.

On September 13, 2013, 2,800,000 shares of common stock were issued in exchange for services valued $112,000 to New Castle LLC, or $0.04 per share.

On September 19, 2013, pursuant to an agreement to cancel a consulting agreement, 400,000 shares of common stock were issued to ROAR, LLC. The shares were valued at $0.04 per share, or $16,000.

On October 18, 2013, the Company exchanged 380,952 warrants to purchase common stock issued to various parties associated with National Securities as part of the Hillair debenture issuance for shares of restricted common stock of the Company on a one for one basis with no exchange of cash.

On October 25, 2013, the board of directors granted five officers and employees 1,000,000 shares each and one director 500,000 shares of restricted common stock as a bonus for service to the Company.

On October 30, 2013, the Company issued 1,002,000 shares of restricted common stock in exchange for services valued at $50,100, or $0.05 per share.

On November 8, 4,320,607 shares of restricted common stock were issued in full payment of a note payable, originally issued on March 31, 2011, with a principal amount of $159,752.54 and accrued but unpaid interest in the amount of $56,277.79.

On November 8, 2013, the Company issued 1,000,000 shares restricted common stock to a director as a bonus for service to the Company.

The issuance of the shares of common stock of the convertible notes was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the nine months ended September 30, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Temporary Hardship Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_______________________

*	In Accordance With The Temporary Hardship Exemption Provided By Rule 201 Of Regulation S-T, The Date By Which The Interactive Data File Is Required To Be Submitted Has Been Extended By Six Business Days.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2013

By: /s/ Klaus Moeller

       Klaus Moeller, Chief Executive Officer

By: /s/ Jeanene Morgan

       Jeanene Morgan, Chief Financial Officer

