Form 10-K
period 2013-12-31
Genius Brands International, Inc.
filed 2014-04-15
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

000-54389

Commission file number

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9401 Wilshire Boulevard #608

Beverly Hills, CA

310-273-4222

(Address and telephone number of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the last sale price of the issuer common stock reported on the OTC Bulletin Board on June 28, 2013 was $19,066,488.

As of April 8, 2014, there were 6,029,828 shares of common stock outstanding.

Genius Brand International, Inc.

i

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

ii

PART I

Item 1.	Description of Business.

General

Genius Brands International, Inc. (“we”, “us”, “our”, “GBI” or the “Company”), creates, produces and distributes original “content with a purpose” for kids, meaning multi-media, multi-format content for kids that we believe is as entertaining as it is enriching. In most cases, the Company wholly owns the original content it produces, and works with a variety of partners who are experts in their respective categories, to develop and distribute it in multiple formats around the world. The Company owns and is developing a portfolio of original children’s entertainment to appeal to toddlers to teens.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) and on November 29, 2011 our trading symbol changed from “PENT” to “GNUS”.

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared created, produced and distributed original “content with a purpose” for kids 6-11, whereas Genius Brands previously focused on toddlers. Today the merged company is focused on providing “content with a purpose” for toddlers to tweens, in all media formats, relevant consumer products categories, in territories around the world.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one-hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Annual Report, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

Distribution

Children today spend upwards of 35 hours/week consuming various forms of media, a 7% increase or an additional 2.2 hours since 2009 (Source: Nickelodeon, November 2013). With the increased reliance on and impact of media on kids’ lives, GBI is focused on producing “content with a purpose” to serve all the various ways kids consume and interact with media today. Whereas the Company’s distribution was limited to traditional means in the past, the Company today is focused on expanding its content distribution across multi-media platforms, across borders to extend its international presence, and broaden its base of consumer products with expanded product categories.

Products

GBI produced and manages: Baby Genius, a musical collection of songs and videos that are entertaining and stimulating for toddlers; Secret Millionaires Club with Warren Buffett, teaching kids the “business of life” through fun adventures in business; a new collection of superheroes, created with Stan Lee through a new label, Stan Lee Comics, including its first direct to TV movie trilogy, Stan Lee’s Mighty 7; Martha & Friends with Martha Stewart, inspiring creativity and self-expression in kids; Gisele & the Green Team with Gisele Bündchen, a superhero series for girls that encourages “girl power” and provides environmental lessons; Pascualina, the popular teen brand from Chile that inspires and encourages teen girls; and, Thomas Edison’s Secret Lab,” a new series that shows how much fun science and math can be. Collectively, GBI’s portfolio of “content with a purpose” serves kids from toddler to teens.

Marketing

The commercial success of every new GBI property is reliant on its ability to attract an engaged audience that drives consumer interest. Critical to this is the Company’s ability to secure broad distribution for its content across media platforms, as well as licensees and retailers who develop and distribute the Company’s IP in various consumer products. To this end, in addition to critical distribution agreements, the Company works closely with certain parties such as broadcasters, licensees, and retailers to collaboratively and efficiently market the brands across channels that appeal to parents and kids.

Competition

GBI competes against creators of children’s content, including Disney, Nickelodeon, Cartoon Network Sesame Street, and many others, small and large. The competitive advantage that GBI has is its niche focus on delivering “content with a purpose,” promising content that is as entertaining as it is enriching. In the crowded children’s entertainment space, we are competing with other content creators for distribution and retail shelf space that is largely now dedicated to the large studios. This is why GBI’s unique focus on dedicating itself to “content with a purpose” is an important differentiator and distinct advantage in an endless sea of kids’ entertainment properties.

Customers and Licensees

GBI works with a network of customers and partners from around the world including broadcasters, consumer products licensees and retailers. This broad cross section of rightsholders, creators, broadcasters, licensees, vendors, and retailers includes companies including but not limited to Comcast, The Hub, Sony, Walmart, Cinedigm, Target, Hot Topics, Groupon, Sony, Netflix, American Public Television, Stan Lee, Warren Buffet, and The Edison Innovation Foundation. The Company handles its own distribution and consumer products sales internally for the US market, and partners with local agencies around the world who manage the Company’s distribution sales and consumer products programs internationally. This helps to manage overhead costs while ensuring local market expertise for each of its properties.

Inventory

We try to maintain a reasonable DVD and CD inventory. The Company has discontinued distribution of third party DVD properties and concentrates solely on its own DVD and CD titles.

Government Regulation

The FCC requires broadcast networks to air a required number of hours of Educational and Informational content (E/I). The Company is also subject to online distribution regulations, namely the FTC’s Children’s Online Privacy Protection Act (COPPA) which regulates the collection of information of kids younger than 13 years old.

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

We also maintain websites, including our website located at www.babygenius.com, the Company’s streaming subscription site; www.smckids.com; www.slam7.com; www.geniusbrands.com, and www.edisonsecretlab.com are subject to laws and regulations directly applicable to Internet communications and commerce, which is a currently developing area of the law.  The United States has enacted Internet laws on children’s privacy, copyrights and taxation.  However, laws governing the Internet remain largely unsettled. The growth of the market for Internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the Internet.  We cannot predict with certainty what impact such laws will have on our business in the future.  In order to comply with new or existing laws regulating Internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Because our products are manufactured by third parties and licensees, the Company is not significantly impacted by federal, state and local environmental laws and does not have significant costs associated with compliance with such laws and regulations.

Employees

We currently have seven full-time employees. Certain functions, such as consumer product licensing, foreign sales, accounting, home video sales, and production, are outsourced on an as needed basis. Not including production, the Company utilizes between ten and fifteen people on an ongoing, outsourced basis.

Intellectual Property

GBI owns the following properties and related trademarks: Secret Millionaires Club, Thomas Edison’s Secret Lab

The Company has a one-third ownership interest in Stan Lee Comics LLC which owns the publishing brand Stan Lee Comics and all properties produced therein. Stan Lee Comics LLC is a joint venture with Stan Lee’s POW! Entertainment and Archie Comics.  Stan Lee Comics is the owner of the Stan Lee and the Mighty 7 property.

The Company has 50/50 ownership agreements with the following partners and their related brands: Martha Stewart’s Martha & Friends; and Gisele Bundchen’s Gisele & the Green Team. It also has an exclusive Master License for exploitation of rights in the property Pascualina throughout the world outside of Chile.

Additionally, the Company owns the trademarks “Baby Genius”, “Little Genius”, “Kid Genius”, and “Wee Worship”, as well as several other names and trademarks on characters that had been developed for our video releases and associated with our different brands. We currently hold fourteen registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

We also currently hold ninety-six motion picture, thirteen sound recording and one literary work copyrights related to our video, music and written work products. Under prior management, the Company did not generally file for copyright protection for all of its productions, but relied on common law principles and agreements with its vendors and content providers to secure its rights in the intellectual property aspects of our products. Under current management, with the implementation of its new post-Merger operating model, the Company intends to file copyright registrations for all of its productions and literary works.

Item 1A.	Risk Factors.

RISKS RELATING TO OUR BUSINESS

We have incurred net losses since inception.

The Company has recently adopted significant changes to its business model and experienced a broad change in its management and operations. Under prior management and in connection with its prior business model and activities, the Company had a history of operating losses and incurred significant net losses in each fiscal quarter since its inception. For the years ended December 31, 2013 and 2012, the Company had net revenues of $2,556,538 and $6,570,199 and incurred net losses of $7,216,031 and $2,067,609, respectively. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

We will need to generate significant additional revenue to achieve profitability. The Company has already achieved significant cost savings. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors some of which are outside of our control, including sales of our products.

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

We have long and established partnerships with partners around the world, ranging from broadcasters, licensees, retailers, agencies, etc. While we cannot fully control the actions of our partners, we are careful to be in business with partners who we believe to be trustworthy, reliable and accountable.

In connection with our direct to retail business, we rely significantly on vendor and outsourcing relationships with third parties for manufacturing and other services. Any shortcoming of a vendor or outsourcer, particularly an issue affecting the quality of the end product, may be attributed by customers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. Problems with transitioning these services and systems or operating failures with these vendors and outsourcers could also delay product sales, reduce efficiency of operations, and significant capital investments could be required to remediate the problem. However, this risk is diminished with respect to properties that we license to third parties for exploitation pursuant to which we generally receive an advance against future royalties and/or a minimum guarantee which we believe shifts the foregoing risks to the licensee. Any material failure, inadequacy or interruption resulting from such vendors or outsourcings could harm our ability to effectively operate our business.

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

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital.   If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors would have a material and adverse effect on our future operating results and our financial condition.

If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our activities and dissolve the Company. In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations.

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

If we fail to honor our obligations under the terms of our third party licensing and supply agreements, our business may be adversely affected.

We try to maintain a reasonable DVD and CD inventory, however if we overestimate the demand for a particular title, we may warehouse significant quantities of that title. The Company has in the past distributed third party DVD properties for which it incurred production and warehousing costs. The Company has terminated those third party arrangements and is concentrating on inventory of its own DVD and CD titles for which it can more closely control its costs. In February 2014, the Company entered into an exclusive 3-year arrangement with Sony DADC US Inc. which gives Sony the right to fulfill the Company’s DVD and CD duplication requirements. In consideration for these exclusive rights the Company received a marketing support payment of $750,000 with an additional $750,000 to be paid within 12 months. Sony will recoup the marketing support payment through a premium on the physical media unit costs. The Company is obligated to repay a pro-rata portion of the marketing support payment if the Company does not order a minimum number of DVD/CD units during the term. The Company believes the minimum order threshold is achievable over the term based on its productions as well as given that the minimum number will include duplication orders placed with Sony under the arrangement made by the Company’s licensees as described below. Although we may sell such inventory at a deeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the deeply discounted price. Additionally, our royalty and/or distribution fee agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles.

Conversely, if we or our distributors fail to stock sufficient inventory for any particular product or product line, we may be unable to meet customer demand in a timely manner, which may result in loss of accounts, requests for discounts or refusal by the customer to pay.

For the Company’s non-direct-to-retail business, the Company seeks to license the DVD and CD rights to third parties for which it will receive a royalty per unit without the obligation to manufacture the units itself. The Company will seek to increase this model of physical goods distribution while seeking to have such third parties licensees fulfill their duplication needs through the Company’s arrangement with Sony described above although there is no assurance that it will be successful in doing so.

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

Our success greatly depends on the performance of our executive management team, including Andrew Heyward, our Chief Executive Officer and Amy Moynihan Heyward, our President. The loss of the services of any member of our core executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition.

Our management team currently owns an aggregate controlling interest in our voting stock and investors will not have any voice in our management.

Our management team and Board of Directors owns or controls a combined 3,306,044, or 54.7%, of the 6,029,828 shares currently outstanding. It should be assumed that our management team and Board of Directors will maintain a controlling interest in the Company and, as a result, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our articles of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Cash flow and projections for any entertainment company producing original content can be expected to fluctuate until consumer products are in the market. Unanticipated delays in entertainment production can push back an entire program. Structured retail windows that dictate when new products can be introduced at retail are also out of the Company’s control. And the unknown as to the popularity and appeal of a new entertainment product also directly impacts cash flow.

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

Our focus is on maximizing the revenue potential of our existing brand portfolio while strategically working to round-out the portfolio with complementary brands and build our business infrastructure to ensure our brands success in the marketplace.

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

We rely on a limited number of suppliers.

There are many factors beyond our control which may impact the sale of our products and orders for production of our programming, including but not limited to economic downturns such as the current recession. If we are forced to change the music or content on existing products, which may be costly and time consuming and which may have the result of making our then current inventory undesirable.

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

The industries in which we operate are highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor offerings and other factors, many of which are beyond our control. We compete for retailers as well as other outlets for the sale and promotion of our merchandise. Our primary competition comes from competitors, such as The Walt Disney Company and Fisher Price, which have greater financial resources and more developed marketing channels than we do. If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability or a failure to attain profitability.

We may not possess satisfactory rights in certain of our properties.

We do not require chain of title information to some of our exclusively licensed content and the risk exists that some content may have a defective chain of title, although we have no reason to believe otherwise and these have never been contested. The validity and ownership of rights to some titles can be uncertain and may be contested by third parties, which may result in litigation which could result in substantial costs and the diversion of resources, and could have a material adverse effect on our business, results of operations and financial condition. The Company believes, however, that in the event of such occurrence, it can replace those defective materials with content that is wholly owned by the Company. The Company is already in the process of re-designing certain of the Company’s titles to eliminate these risks and to replace the elements owned by third parties with content wholly owned by the Company which can also generate revenue for the Company. Notwithstanding the foregoing, the majority of the Company’s intellectual property is wholly owned by the Company.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in some jurisdictions. In some jurisdictions of our distribution, there are no copyright and/or trademark protections available. In addition, although we own most of the music included in our products, and license other content through licensors such as HFA, NAXOS, and the San Diego Zoological Society, there are numerous titles which are available in the public domain and for which it is difficult or even impossible to determine whether anyone has obtained ownership or royalty rights. It is an inherent risk in our industry that people may make such claims with respect to any title already included in our products, whether or not such claims can be substantiated. With respect to the music and other licensed content from third parties the Company is already in the process of re-designing certain of the Company’s titles to eliminate these risks and to replace the elements owned by third parties with content wholly owned by the Company which can also generate revenue for the Company. Notwithstanding the foregoing, the majority of the Company’s intellectual property is wholly owned by the Company.

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

In addition to the foregoing, as a publisher of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials published or distributed, as do other publishers of such content. If the Company faces such liability, then its reputation and business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although the Company carries general liability insurance, such insurance does not cover claims of these types. There can be no assurance that the Company will be able to obtain insurance to protect against such liability in the future or that same will be adequate to indemnify the Company for all liability that may be imposed thereon.

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

Unless our common stock is listed on a national securities exchange, including the Nasdaq Capital Market or we have stockholders’ equity of $5,000,000 or more and our common stock has a market price per share of more than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

As a result, if our common stock continues to be subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 5,918,704 shares of our common stock outstanding as of December 31, 2013, approximately 1,358,707 shares are freely tradable without restriction, as of December 31, 2013. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

The Company owns no real property. The Company leases approximately 2,807 square feet of general office space at 9401 Wilshire Boulevard Suite 608 Beverly Hills, CA 90212 pursuant to a 36 month lease that commenced May 1, 2012. The Company pays approximately $135,444 annually in respect of such leased premises with annual increases for expenses.

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

Market Information

Commencing in November 2011, our common stock is quoted on the OTC Bulletin Board under the symbol “GNUS”. Previously transactions in our common stock were reported in the United States under the symbol “PENT” on the OTC Market Groups, Inc. On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Form 10K, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

Quarter Ending	Quarter High	Quarter Low

3/31/2012	$29.00	$15.00
6/30/2012	$26.00	$15.00
9/30/2012	$26.00	$14.00
12/31/2012	$17.00	$6.00
3/31/2013	$11.00	$5.60
6/30/2013	$13.00	$4.50
9/30/2013	$8.00	$1.00
12/31/2013	$7.50	$2.30

Outstanding Shares and Number of Stockholders

As of April 8, 2014, the number of shares of common stock outstanding was 6,029,828.   As of April 8, 2014, there were approximately 198 record holders of our shares of issued and outstanding common stock.  This number does not include holders of shares held in securities position listings.

Transfer Agent

The Company's registrar and transfer agent is Globex Transfer LLC, 780 Deltona Blvd, Suite 202, Deltona, FL 32725.

Dividends

We have never declared or paid dividends on our common stock.  Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2013, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	37,150	$32.00	462,850
Equity compensation plans not approved by shareholders	–	–	–
Total	37,150	$32.00	462,850

(1)	On September 2, 2011, the majority shareholders of the Company adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan from 160,000 to 500,000.

Unregistered Sales of Equity Securities

None

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2013 and 2012. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our Business

We create and distribute products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands. We create, market and sell children’s videos, music, books and other. We license the use of our intellectual property, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand. We own, control, distribute and seek to build animated content and brands aimed at kids, and then license the brands and characters onto various products, including toys, publishing video games, music, apparel and soft goods. In most cases, we create our own original content. In other cases, we partner with existing rights holders to develop an idea or an existing brand.

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared is a children’s entertainment production company that produces original content for children and families that provide entertaining and educational media experiences. A Squared also creates comprehensive consumer product programs in the forms of toys, books and electronics. A Squared works with broadcasters, digital and online distributors and retailers worldwide as well as major toy companies, video game companies and top licensees in the kids and family arena.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Annual Report, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

In November 2009, A Squared Entertainment LLC (“A Squared”) formed a joint venture, Stan Lee Comics, LLC, with POW Entertainment Inc. (“POW”), a California corporation, and Archie Comic Publications, Inc. (“Archie”), a New York corporation, to create, distribute, and exploit comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW Entertainment, Inc. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

Upon formation, the parties agreed that POW would contribute certain properties to Stan Lee Comics, LLC as consideration for its ownership interest. Similarly, A Squared would contribute certain creative development functions and be entitled to the exercise of all audio-visual development, production and distribution rights in all media, as well as all merchandising rights, in and to the contributed properties as consideration for its ownership interest. Finally, Archie would be entitled to all comic book publication and distribution rights in and to the contributed properties as consideration for its ownership interest. Each party would be entitled to one-third of any net proceeds derived from the contributed properties or their derivative works after recoupment of production cost and fees. Stan Lee Comics, LLC is the owner of the Stan Lee and the Mighty 7 property.

Upon closing of the Merger, the Company assumed the rights to Stan Lee Comics, LLC held by A Squared Entertainment, LLC.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to December 31, 2012

Our summary results are presented below:

	2013	2012	Change	% Change
Revenues	$2,556,538	6,570,199	$(4,013,661)	-61%
Costs and Operating Expenses	4,757,728	8,382,661	(3,624,933)	-43%
Depreciation and Amortization	160,654	149,823	10,831	7%
Loss from Operations	(2,361,844)	(1,962,285)	(399,559)	20%

Other Income	208	388	(180)	-46%
Interest Expense	(1,663,632)	(332,055)	(1,331,577)	401%
Interest Expense - Related Parties	(30,189)	(50,259)	20,070	-40%
Gain (loss) on distribution contracts	4,997	–	4,997	N/A
Gain (loss) on extinguishment of debt	(614,073)	76,280	(690,353)	-905%
Gain (loss) on disposition of assets	(251,192)	–	(251,192)	N/A
Gain (loss) on exchange of warrants	(312,144)	–	(312,144)	N/A
Gain (loss) on derivative valuation	(1,886,943)	200,322	(2,087,265)	-1042%
Net Other Income (Expense)	(4,752,968)	(105,324)	(4,647,644)	4413%

Income tax provision	–	–	–	N/A

Net Loss from Continuing Operations	(7,114,812)	(2,067,609)	(5,047,203)	244%
Net Loss from Discontinued Operations	(101,219)	–	(101,219)	N/A

Net Loss	$(7,216,031)	$(2,067,609)	$(5,148,422)	249%

Net Loss per common share	$(5.10)	$(3.00)

Weighted average shares outstanding	1,413,631	689,286

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	2013	2012	Change	% Change
Product Sales	$1,682,780	$6,277,663	$(4,594,883)	-73%
TV & Home Entertainment	505,552	–	505,552	N/A
Licensing & Royalties	368,206	292,536	75,670	26%
Total Revenue	$2,556,538	$6,570,199	$(4,013,661)	-61%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website. Product sales decreased by $4,594,883 due in part to a general decline in market demand for CDs and DVDs.

TV & Home Entertainment revenue totaled $505,552 during the twelve months ended 2013, with no comparable amounts in 2012 due to the Merger. TV & Home Entertainment revenue is generated from distribution of our properties for broadcast on TV in domestic and foreign markets and the sale of DVDs for home entertainment.

Licensing and royalty revenue includes items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as for our brands licensed to others to manufacture and/or market, both internationally and domestically.  During the twelve month period ended December 31, 2013 compared to December 31, 2012, this category had increased from $292,536 to $368,206, or $75,670 (26%). This increase is due to a general increase in the demand for our merchandising products and the revenue generated from the licensing income realized by those sales.

The 2014 economic outlook is uncertain and although we cannot guarantee, we anticipate continued growth in all areas of revenue. The Company has retained new foreign sales agents to expand the foreign markets for TV distribution and licensing. New projects and continued series productions will expand the US domestic distribution channels. There is also an increasing shift from CD and DVD sales to digital downloading through various digital platforms which we anticipate will increase revenue.

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $3,624,933 (43%) for the twelve month period ended December 31, 2013 compared to the twelve month period ended December 31, 2012.

	2013	2012	Change	% Change
Cost of Sales	$1,504,138	$4,836,321	$(3,332,183)	-69%
General and Administrative	2,806,153	2,785,853	20,300	1%
Marketing and Sales	308,355	727,695	(419,340)	-58%
Product Development	139,082	32,792	106,290	324%
Total Costs and Operating Expenses	$4,757,728	$8,382,661	$(3,624,933)	-43%

Cost of Sales decreased $3,332,183 (69%), during the twelve months of 2013 compared to the same period of 2012.  The decrease was a result of the decrease in product sales discussed above.

General and Administrative expenses consist primarily of salaries, employee benefits and stock based compensation as well as other expenses associated with costs related to the Merger, executive management, finance, legal, facilities, marketing, rent, and other professional services.   General and administrative costs for 2013 increased $20,300 (1%) as compared to the prior year period.  The aggregate increase for the category includes increases of professional fees of $270,365 in professional fees, including $103,096 attributed to Merger-related activities, and $275,063 in stock compensation expense offset by decreases of $359,349 in salaries and wages and $263,523 in investor relations expense.

Marketing and sales expenses decreased $419,340 (58%) for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012 primarily due to a decreases sales commission expenses, attendance at tradeshows and public relations expenses.

Product development expenses are for routine and periodic alterations to existing products. For the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012, these expenses increased by $106,290 (324%), primarily due to increased demand for alterations to our existing products.

Interest Expense. Interest expense resulted from the debentures and bridge notes issued and other operating interest expense.

	2013	2012	Change	% Change
Interest expense on Debenture & Reissued Debenture	$144,808	$81,333	$63,475	78%
Interest expense on Bridge Notes	7,999	–	7,999	N/A
Amortization of debenture issuance costs	257,236	65,349	191,887	294%
Accretion of debt discount	1,245,126	163,826	1,081,300	660%
Other operating interest expense	8,463	21,547	(13,084)	-61%
Interest Expense	$1,663,632	$332,055	$1,331,577	401%

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 50,000 shares of the Company’s common stock. The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”). The Company issued the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by the holder to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $21.00 per share, subject to adjustments. Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met.

On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions (the “Reissued Debenture”). The Reissued Debenture was recorded as a modification of debt in accordance with ASC 470-50-40-6 wherein $150,000 in prepayment fees and $13,333 in accrued but unpaid interest at the time of the exchange was added to the principal. The interest rate and maturity date were not changed. Commencing on December 27, 2013, the Company was to be obligated to redeem a certain amount under the Reissued Debentures on a quarterly basis, in an amount equal to $300,000 on each of December 27, 2013 and March 27, 2014 and $488,033 on June 27, 2014. At the assignment to the new note holders, the conversion rate of the Reissued Debenture was changed to $1.212 per share.

On September 6, 2013, a holder of the Reissued Debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. The Company issued 61,882 shares of common stock. In conjunction with this issuance there was a reduction in the derivative liability of $200,495, a reduction in the debt discount of $67,500, and a loss on the conversion was recorded in the amount of $67,376.

On November 15, 2013, the Company issued 929,444 shares of common stock to holders of its Reissued Debentures, in the aggregate principal amount of $1,088,333, plus accrued but unpaid interest in the aggregate amount of $38,141, in connection with the automatic conversion of the Debentures upon consummation of the Merger. In association with the conversion, the Company recognized a loss on the settlement of debt in the amount of $807,532, a reduction of the debt discount of $805,000, and a reduction of the derivative liability of $2,867,602.

For year ended December 31, 2013 compared to the same period of 2012, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $144,808 and $81,333, respectively.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000 (“Bridge Notes”). The Bridge Notes have a stated conversion rate of $1.212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000 from certain non-related parties. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. At issuance, a debt discount of $530,000 was recorded. Costs related to the issuance of the Bridge Notes were recognized in 2013 totaling $30,715.

On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to both non-related and related party holders of the Company’s 12% convertible promissory notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest of $13,719 in connection with the automatic conversion of the Bridge Notes upon consummation of the Merger. During 2013, total accretion of the debt discount was $530,000 resulting in a debt discount balance of $0. During 2013, interest expense associated with the non-related party holders of these notes totaled $7,999.

Other interest expense is due to financing arrangements for insurance policies and other vendors who extend terms for materials purchased.

Interest Expense - Related Party.  Interest expense resulted from related party loans and notes issued.

	2013	2012	Change	% Change
Interest Expense - Related Parties	$24,469	$50,259	$(25,790)	-51%
Interest Expense on Bridge Notes - Related Parties	5,720	–	5,720	N/A
Interest Expense - Related Parties	$30,189	$50,259	$(20,070)	-40%

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban. On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010 (the “Officer Loans”). Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015.

On November 15, 2013, in connection with the Merger, the Company issued an aggregate of 73,238 shares of common stock to members of the pre-merger management team as consideration for the cancellation of an aggregate of $194,163 in principal and $62,167 in accrued but unpaid interest thereon made to the Company by such individuals in connection with the Merger. The Company recognized a gain on the settlement of debt in the amount of $7,324.

For the year ended December 31, 2013 compared to the same period of 2012, interest expense for these Officer Loans were recorded in amounts of $13,080 and $14,132, respectively.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable (the “Subordinated Officer Loans”). In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the Subordinated Officer Loans was reduced to an aggregate of $1,620,137. In March 2012, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum.

On October 31, 2013, 43,207 shares of restricted common stock were issued in full payment of the remaining Subordinated Officer Loan with a principal amount of $159,753 and accrued but unpaid interest in the amount of $56,278. The Company recognized a gain on the settlement of debt of $90,733.

For the years ended December 31, 2013 and 2012, the interest recorded for these Subordinated Officer Loans was $11,390 and $33,565, respectively.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000 (“Bridge Notes”). The Bridge Notes have a stated conversion rate of $1.212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000 from certain non-related parties. Four officers and directors of the Company, related parties, converted outstanding salaries payable to the new notes in the aggregate of $221,000. At issuance, a debt discount of $530,000 was recorded. Costs related to the issuance of the Bridge Notes were recognized in 2013 totaling $30,715.

On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to both non-related and related party holders of the Company’s 12% convertible promissory notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest of $13,719 in connection with the automatic conversion of the Bridge Notes upon consummation of the Merger. Additional expense related to the issuance costs associated with the Bridge Notes was recognized in 2013 totaling $30,715. During 2013, total accretion of the debt discount was $530,000 resulting in a debt discount balance of $0. During 2013, interest expense associated with the related-party holders of these notes totaled $5,720.

On February 1, 2008, Isabel Moeller, sister of our former Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. Interest expense for the twelve months ended December 31, 2013 and 2012 was $0 and $2,562, respectively, as the note was paid in full in 2012.

Liquidity

Fiscal Year Ended December 31, 2013 Compared to December 31, 2012

Cash totaled $527,110 and $447,548 at December 31, 2013 and 2012, respectively.  The change in cash is as follows:

	2013	2012	Change
Cash used in operating activities	$(1,120,317)	$(935,323)	$(184,994)
Cash provided (used) in investing activities	212,913	(59,637)	272,550
Cash provided by financing activities	986,966	1,037,167	(50,201)
Increase (decrease) in cash	$79,562	$42,207	$37,355

During our fiscal years ended December 31, 2013 and 2012, our primary sources of cash were from investing and financing activities. During 2013, our investing activities related primarily to cash provided by and assumed in the Merger. During the comparable period in 2012, our investing activities related to investment in intangible assets and purchases of other fixed assets. During 2013, our financing activities related primarily to the sale of common stock as well as the issuance of short term debt. During the comparable period in 2012, our financing activities related to the sale of common stock as well as the issuance of a certain Debenture. During both periods, these funds were primarily used to fund operations.

Operating Activities

Cash used by operations in the twelve months ended December 31, 2013 was $1,120,317 as compared to a use of $935,323 during the same period of 2012, representing an increase in cash used in operations of $184,994 based on the operating results discussed above.

Investing Activities

Cash provided by investing activities for the twelve months ended December 31, 2013 of $212,913 as compared to a use of funds of $59,637 for the comparable period in 2012 is the result of the assumption of $283,199 in cash from the Merger. This source of cash was offset by additional uses of cash from investments in intangible assets of $67,461 and $2,825 from the acquisitions of certain fixed assets.

Financing Activities

Cash generated from financing activities during the twelve months ended December 31, 2013 was $986,966 as compared to $1,037,167 generated in the prior period. This relates to the sale of common stock as well as the issuance of short term debt.

Throughout the fourth quarter of 2013, the Company sold 296,429 shares of its common stock in a private placement to certain investors at $3.50 per share. Through December 31, 2013, the Company received gross proceeds of $1,037,500, offset by offering costs of $68,962. During 2012, the Company issued 10,000 shares of common stock for cash in the amount of $200,000, or $20.00 per share, to an accredited investor.

During 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. During 2013, the Company also paid an additional $275,000 in debenture issuance costs. During 2012, the Company issued debentures for total gross proceeds of $1,000,000 less issuance costs of $162,833.

Capital Resources

As of December 31, 2013, the Company does not have any material commitments for capital expenditures.

Critical Accounting Policies

The Company’s accounting policies are described in the notes to the financial statements.  Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

Principles of Consolidation - The Company’s consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly owned subsidiary A Squared Entertainment, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Intangible Assets - Intangible Assets acquired, either individually or with a group of other assets, are initially recognized and measured based on fair value.  In the 2005 acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets. In the 2013 acquisition of the identifiable artistic-related assets from A Squared, fair value was determined through an independent appraisal. The Company determined that these assets are indefinite-lived. Additional, the Merger transaction with A Squared gave rise to goodwill representing the future economic benefits arising from the assets of A Squared that could not be individually identified and recognized.

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

The Company reviews all intangible assets periodically to determine if the value has been impaired following the guidance of ASC 350-20 – Goodwill and ASC 350-30 – General Intangibles Other Than Goodwill.

Capitalized Production Cost - The Company capitalizes production costs for episodic series produced in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. The Company expenses all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

The Company capitalizes production costs for films produced in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates their capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

The Company also develops new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. In accordance with ASC 350 - Intangible Assets and ASC 730 - Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition - The Company recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 - Revenue Recognition.

Revenues associated with the sale of products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company recognizes revenue in accordance with ASC Topic 926-605, Entertainment-Films - Revenue Recognition. Accordingly, the Company recognizes revenue when (i) persuasive evidence of a sale with customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

For its distribution, TV, and home entertainment income the Company generally enters in to flat fee arrangements to deliver multiple films or episodes. The Company allocates revenue to each film or episode based on their relative fair market values and recognizes revenue as each film or episode is complete and available for delivery.

The Company’s licensing and royalty revenue represents both (a) variable payments based on net sales from brand licensees for content distribution rights.  These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees and (b) licensing income the Company recognizes revenue as an agent in accordance with ASC 605-45, Revenue Recognition - Principal Agent. Accordingly, the Company’s revenue is its gross billings to its customers less the amounts it pays to suppliers for their products and services.

Other Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements are included herein commencing on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2013, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013 due to three material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

1.	The Company did not have the necessary process in place to ensure that year end cutoff procedures were observed. This included recording the accruals necessary to capture costs in the proper periods and appropriately analyzing intangible asset values.

2.	The Company’s controls did not operate effectively to ensure the proper valuation of beneficial conversion features immediately prior to conversion of the underlying debt into share of common stock.

3.	The Company did not have the necessary processes in place to ensure that Board of Directors and Management actions impacting the financial statements were properly recorded and that they would be properly disclosed and presented on Form 10-K as required by the Securities Exchange Commission (SEC) and Financial Accounting Standards Board (FASB).

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

The Company has taken the following steps to correct the material weaknesses identified in this report:

1.	The Company has closed its San Diego office and consolidated all accounting activities into one location at our Beverly Hills location.
2.	A new Controller has been hired with the proper accounting and auditing background and experience to establish procedures for the proper recognition of revenue and expenses and to properly document the delivery of products to customer.
3.	With the consolidation of the accounting activities into one office, the segregation of duties has been expanded so that several people perform the various accounting duties necessary to insure proper internal control.
4.	While there are no debt instruments on the balance sheet as of December 31, 2013, in the future, should the Company issue certain complex debt or equity instruments, Management intends to mitigate any risks by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.
5.	Management intends to ensure that all actions of Management and the Board of Directors are communicated to the internal accounting staff for proper disclosure and, if necessary, will utilize the services of external financial consultants with technical accounting expertise to assess the impact.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our Directors and Executive Officers:

Name	Age	Position

Andrew Heyward	65	Chief Executive Officer and Chairman of the Board/Director
Amy Moynihan Heyward	47	President and Director
Gregory Payne	59	Corporate Secretary
Richard Staves	64	Interim Chief Financial Officer
Klaus Moeller	52	Director
Lynne Segal*	61	Director
Jeffrey Weiss*	50	Director
Joseph “Gray” Davis*	70	Director
Bernard Cahill	48	Director
Anthony Thomopoulos *	75	Director

_______

* Denotes directors who meet our criteria for “independence”.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Background Information

Andrew Heyward, 65, co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995.  Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities, and was awarded the 2002 UCLA Alumni Association's Professional Achievement Award.  He has received multiple Emmys and other awards for Children’s Entertainment.  He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment. Mr. Heyward has produced over 5,000 half hour episodes of award winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others.

Amy Moynihan Heyward, 47, is the founder and has been the President of A Squared since 2009. Prior the formation of A Squared, Ms. Heyward served as the Vice President of Marketing at the Los Angeles Times from 2006 to 2008 and from 2003 to 2006, Ms. Heyward served as the director of global marketing for McDonald’s Corporation. From 2002 to 2003, Ms. Moynihan handled promotions and sponsorships for Hasbro, Inc. and from 1994 to 2000, Ms. Heyward worked in various marketing posts for Disney. Ms. Heyward received degrees in Marketing Communications and Journalism from Northeastern University and sits on the Boards of Directors of LA’s Best and After School All-Stars. Ms. Heyward was chosen as a director because of her experience in brand creation and as co-founder of A Squared Entertainment.

Gregory Payne, 59, has been the Chief Operating Officer and General Counsel to A Squared Entertainment LLC since October 2011 and A Squared Holdings LLC since March 2009. He was an attorney in private practice and the Chairman of Foothill Entertainment, Inc. from 2000 to present. Mr. Payne served as Senior Vice President Legal and Business Affairs to DIC Animation City, DIC Entertainment L.P. and DIC Productions L.P. variously during the period from 1986 to 1998 and was an attorney in private practice from 1978 until 1986. Mr. Payne is a director and 50% shareholder of Foothill Entertainment Inc. Mr. Payne received his Juris Doctorate from Stanford Law School.

Richard Staves, 64, has served as the President of Cherry Creek Wealth Management since November 2013 and from January 2010 to October 2013 was the owner of Cambridge Financial Services, an accounting, tax preparation and wealth management services firm. Prior to this position, Mr. Staves was a Senior Wealth Advisor for Wells Fargo Wealth Management Group from April 2008 to December 2009. Mr. Staves has held various positions with Arthur Anderson from 1971 to 1976, including Tax Manager. Subsequently, Mr. Staves founded a Certified Public Accounting firm and provided accounting services to companies on a consulting basis. Mr. Staves served as the Chief Financial Officer of Armstrong, Hirsch & Levine, an entertainment law firm, for three years and also previously served as the Controller and Chief Financial Officer of DIC Entertainment. Mr. Staves received his Bachelor of Arts from California State University and is a Certified Public Accountant. Mr. Staves is a Personal Financial Specialist (PFS), as designated by the American Institute of Certified Public Accounts (AICPA) and holds Series 7, 63 and 65 securities licenses.

Klaus Moeller, 52, was elected to serve on the board of directors of the Company at inception and has acted as its Chief Executive Officer and Chairman of the Board up until November 2013. In May 2008, he was also appointed interim Chief Financial Officer of the Company, a position he held until April 26, 2011. Mr. Moeller currently sits on the Board of Directors of Capital Art, Inc., which operates an art business. Mr. Moeller was a Founder and the Chief Executive Officer, Chairman of the Board and a Director of Genius Products, Inc. from 1998 to 2005. Mr. Moeller served as Interim Chief Financial Officer of Genius from May 2001 until August of 2004. Mr. Moeller grew up and was educated in Germany, England, and Portugal. He worked as an auditor for Eluma S.A. in Sao Paulo Brazil, for the Ted Bates Advertising Agency and BHF Bank in Frankfurt. Mr. Moeller is nominated because he has extensive experience in governance and leadership roles on the boards of public companies on which he has served, as well as extensive background in finance, both as an auditor and as chief executive officer and chief financial officer at Genius Products Inc.

Lynne Segall, 61, has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Jeffrey Weiss, 50, is the Co-Chief Executive Officer of American Greetings Corporations and has been an employee of such company since 1988. Mr. Weiss is also a member of American Greetings Corporation’s Board of Directors. Mr. Weiss received his Bachelor of Arts Degree in Finance from Yeshiva University and his Master’s degree from the University of Pennsylvania’s Wharton School of Business. Mr. Weiss was chosen to be a director of the Company based on his experience in retail, product development, merchandizing, marketing and entertainment development.

Joseph “Gray” Davis, 70, served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bi-partisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

Bernard Cahill, 48, is the founding partner of ROAR, LLC, an entertainment consulting firm, which he founded in 2004 and is the founding partner of Cahill Law Offices, an entertainment law firm, which he founded in 1995. Mr. Cahill is the founder of Unicorn Games LLC, which was sold to Hasbro, Inc. in 2000. Mr. Cahill holds a Bachelor’s of Science degree in Biology from Illinois State University and a Juris Doctorate from the John Marshall Law School. Mr. Cahill is a member of the Tennessee State and Illinois State Bar. Mr. Cahill was chosen to be a director based on his expertise in the entertainment field.

Anthony Thomopoulos, 75, was appointed as a director of the Company on February 27, 2014.. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Family Relationships

There are no family relationships between any of our directors and our executive officers with the exception of Andrew Heyward and Amy Moynihan Heyward, whom are married.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Company currently has eight directors, including Mr. Heyward, its Chairman, who also serves as the Company’s Chief Executive Officer. The Chairman and the Board are actively involved in the oversight of the Company’s day to day activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2013 all Reporting Persons timely complied with all applicable filing requirements, except for Form 4s filed by Messrs. Klaus Moeller, Howard Balaban, Larry Balaban, Michael Meader and Jeanene Morgan on June 21, 2013 which were not timely filed.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. A copy of the Code of Ethics may be obtained, free of charge, by submitting written request to the Company or on our website at http://ir.stockpr.com/babygenius/governance-documents.

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

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth the long-term compensation earned for services in all capacities for the fiscal years ended December 31, 2013 and 2012 paid to our Chief Executive Officer and Chief Financial Officer, and each other officer earning in excess of $100,000 per year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andrew Heyward	2013	23,077	–	–	–	23,077
Chief Executive Officer (2)	2012	–	–	–	–	–

Amy Moynihan Heyward	2013	20,769	–	–	–	20,769
President (3)	2012	–	–	–	–	–

Gregory Payne	2013	17,308	–	–	–	17,308
Corporate Secretary (4)	2012	–	–	–	–	–

Klaus Moeller	2013	173,950	34,000	67,473	8,550	283,973
Former Chief Executive Officer (5)	2012	195,000	–	48,819	11,400	255,219

Michael Meader	2013	56,250	–	67,473	3,508	127,231
President (6)	2012	195,000	–	48,819	11,400	255,219

Larry Balaban	2013	171,550	34,000	67,473	8,550	281,573
Former Chief Creative Officer and Corporate Secretary (7)	2012	195,000	-	48,819	11,400	255,219

Howard Balaban	2013	171,550	34,000	67,473	8,550	281,573
Former VP of Business Development (8)	2012	195,000	-	48,819	11,400	255,219

Jeanene Morgan	2013	190,000	34,000	32,145	–	256,415
Former Chief Financial Officer (9)	2012	165,000	–	19,515	–	184,515

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)	In association with the Merger, Mr. Heyward was appointed Chief Executive Officer of the Company on November 15, 2013. Per his November 15, 2013 Employment Agreement, Mr. Heyward is entitled to an annual salary of $200,000.

(3)	In association with the Merger, Ms. Heyward was appointed President of the Company on November 15, 2013. Per her November 15, 2013 Employment Agreement, Ms. Heyward is entitled to an annual salary of $180,000.

(4)	In association with the Merger, Mr. Payne was appointed Corporate Secretary of the Company for which he is entitled to an annual salary of $175,000.

(5)	Klaus Moeller’s compensation includes:

•	Salaried compensation pursuant to his April 26, 2011 Employment Agreement; the April 26, 2011 Employment Agreement as amended on January 10, 2013; his October 29, 2013 Employment Agreement, and his Termination Agreement.
•	10,000 shares of the Company’s common stock, granted in association with the Merger, for services to the Company.
•	Stock options including:

o	Pursuant to his April 26, 2011 Employment Agreement, the Company granted up to 10,000 shares of common stock and vesting as to 2,500 shares on the date of the agreement, 2,500 shares on the first anniversary date, 2,500 shares on the second anniversary date and 2,500 on the third anniversary date. The option was granted at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
o	On May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.

•	Annual car allowance of $11,400
•	In association with the Merger, Mr. Moeller resigned from his position as Chief Executive Officer effective November 15, 2013.

(6)	Michael Meader’s compensation includes:

•	Salaried compensation pursuant to his April 26, 2011 Employment Agreement and the April 26, 2011 Employment Agreement as amended on January 10, 2013.
•	Stock options including:
o	Pursuant to his April 26, 2011 Employment Agreement, the Company granted up to 10,000 shares of common stock and vesting as to 2,500 shares on the date of the agreement, 2,500 shares on the first anniversary date, 2,500 shares on the second anniversary date and 2,500 on the third anniversary date. The option was granted at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
•	Annual car allowance of $11,400
•	On March 28, 2013, Mr. Meader resigned from his position as President effective April 5, 2013.

(7)	Larry Balaban’s compensation includes:

•	Salaried compensation pursuant to his April 26, 2011 Employment Agreement.
•	10,000 shares of the Company’s common stock, granted in association with the Merger, for services to the Company.
•	Stock options including:
o	Pursuant to his April 26, 2011 Employment Agreement, the Company granted up to 10,000 shares of common stock and vesting as to 2,500 shares on the date of the agreement, 2,500 shares on the first anniversary date, 2,500 shares on the second anniversary date and 2,500 on the third anniversary date. The option was granted at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
o	On May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.
•	Annual car allowance of $11,400
•	In association with the Merger, Mr. Larry Balaban resigned from his positions as Chief Creative Officer and Corporate Secretary effective November 15, 2013.

(8)	Howard Balaban’s compensation includes:

•	Salaried compensation pursuant to his April 26, 2011 Employment Agreement and the April 26, 2011 Employment Agreement as amended on January 10, 2013.
•	10,000 shares of the Company’s common stock, granted in association with the Merger, for services to the Company.
•	Stock options including:
o	Pursuant to his April 26, 2011 Employment Agreement, the Company granted up to 10,000 shares of common stock and vesting as to 2,500 shares on the date of the agreement, 2,500 shares on the first anniversary date, 2,500 shares on the second anniversary date and 2,500 on the third anniversary date. The option was granted at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
o	On May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.
•	Annual car allowance of $11,400
•	In association with the Merger, Mr. Howard Balaban resigned from his position as EVP of Corporate Development effective November 15, 2013.

(9)	Jeanene Morgan’s compensation includes:

•	Salaried compensation pursuant to her May 2, 2012 and her October 29, 2013 Employment Agreement.
•	10,000 shares of the Company’s common stock, granted in association with the Merger, for services to the Company.
•	Stock options including:
o	Pursuant to her original offer of employment, the Company granted up to 4,500 shares of common stock and vesting 1,500 shares on the date of the agreement, 1,000 shares on the first anniversary date, 1,000 shares on the second anniversary date and 1,000 on the third anniversary date. The option was granted at an exercise price of $34.00.
o	On May 2, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 2,000 shares, vesting on December 31, 2014, at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
o	On May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.
o	Pursuant to the October 29, 2013 Employment Agreement, all options granted to Ms. Morgan were vested immediately.
•	Effective March 7, 2014, Ms. Morgan resigned from the Company.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding equity awards as of December 31, 2013.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexersisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($)
Andrew Heyward	–		–	–	–	–	–	–	–	–

Amy Moynihan Heyward	–		–	–	–	–	–	–	–	–

Gregory Payne	–		–	–	–	–	–	–	–	–

Klaus Moeller (1)	–		–	–	–	–	–	–	–	–

Michael Meader (1)	–		–	–	–	–	–	–	–	–

Larry Balaban (1)	–		–	–	–	–	–	–	–	–

Howard Balaban (1)	–		–	–	–	–	–	–	–	–

Jeanene Morgan	500		–	–	$55.00	12/31/2014	–	–	–	–
	1,500	(2)	–	–	$34.00	12/31/2015	–	–	–	–
	1,000	(2)	–	–	$34.00	12/31/2016	–	–	–	–
	1,000	(2)	–	–	$34.00	12/31/2017	–	–	–	–
	1,000	(2)	–	–	$34.00	12/31/2018	–	–	–	–
	2,000	(2)	–	–	$44.00	12/31/2019	–	–	–	–
	1,000		–	–	$22.00	12/31/2016	–	–	–	–
	1,000		–	–	$20.00	12/31/2017	–	–	–	–
	7,500		–	–	$20.00	5/14/2018	–	–	–	–

(1)	In association with the Merger, Messrs. Moeller, Meader, L. Balaban, and H. Balaban each agreed to the cancellation of options to purchase up to 19,500 shares of the Company’s common stock.
(2)	Options were granted as part of offer of employment. Options to purchase up to 4,500 shares of common stock were granted on December 31, 2010, with 1,500 vesting on issuance and 1,000 vesting per annum on December 31, 2011, 2012, and 2013. On May 2, 2012, an additional option to purchase up to 2,000 shares was granted pursuant to an employment agreement vesting on December 31, 2014. On October 1, 2013, pursuant to an employment agreement, all options granted were immediately vested.

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

Each agreement also provides for a cash incentive bonus determined at the sole discretion of our Board of Directors which shall not be less than 4.5% of the Company’s EBITDA (Earnings Before Interest, Depreciation, Taxes and Amortization) if the Company is EBITDA positive nor be more than 100% of the Executive’s base salary, although the Board has retained discretion to waive the 100% cap. In addition, pursuant to the agreements each Executive has been granted a non-qualified stock option to purchase up to 10,000 shares of the Company’s common stock, vesting as to 2,500 shares on the grant date and 2,500 shares per year on the anniversary date of the agreements.  The exercise price of options is $44.00 per share and the options will expire on the tenth anniversary of the date of grant except in the event of a termination for cause under the respective employment agreement, in which case the option will expire in its entirety ninety days after termination of employment. Each Executive has granted the Company a right of first refusal to repurchase any shares of common stock acquired by the Executive pursuant to the option in the event of a termination for cause. The purchase price on the right of first refusal would be the bid price on the date of termination.

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

On January 10, 2013, Messrs. Moeller, Meader and Howard Balaban agreed to reduce the amount of payments for salary effective January 1, 2013 through January 19, 2013 to $165,000 and a further reduction to $140,000 commencing January 20, 2013, continuing until further notice by each one to the Board of Directors. The agreements with each of Messrs. Moeller, Meader and Howard Balaban include the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $21.00 per share and an amendment to all outstanding stock option grant notices to allow each to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

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

On October 29, 2013, the Company entered into a new employment agreement with Mr. Moeller effective as of October 1, 2013. Pursuant to Mr. Moeller’s employment agreement (the “October Moeller Employment Agreement”), Mr. Moeller shall serve as the Company’s Chief Executive Officer for a period of two years in consideration for (i) an annual salary of $20,800 (except that if the Company generates cash flow from operations of at least $300,000 on an annual basis, Mr. Moeller’s annual salary shall be $100,000 plus an additional payment of $75,000 per annum, payable in cash or shares of the Company’s common stock, in quarterly installments of $18,750 each, and (ii) the acceleration of vesting of all previously issued option grants to Mr. Moeller under the Company’s 2008 Stock Option Plan as well as participation in other Company benefit plans and the ability to receive a year-end performance bonus, at the discretion of the Company’s Board of Directors. In the event Mr. Moeller’s employment is terminated by the Company without “Cause” (as defined in the October Moeller Employment Agreement), Mr. Moeller shall be entitled to severance payments for twelve months, based on the annual salary rate of $100,000.

In connection with the Merger, the Company and Mr. Moeller entered into a termination agreement to terminate Mr. Moeller’s employment agreement dated as of October 29, 2013 (the “Moeller Employment Termination Agreement”).

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

The agreement also provides for a cash incentive bonus determined at the sole discretion of our Board of Directors which shall not be less than 2.0% of the Company’s EBITDA (Earnings Before Interest, Depreciation, Taxes and Amortization) if the Company is EBITDA positive nor be more than 100% of the base salary, although the Board has retained discretion to waive the 100% cap. In addition, pursuant to the agreement Ms. Morgan has been granted a qualified stock option to purchase up to 2,000 shares of the Company’s common stock, vesting on December 31, 2014.  The exercise price of option is $44.00 per share and the option will expire on the fifth anniversary of the date of vesting except in the event of a termination for cause under the employment agreement, in which case the option will expire in its entirety ninety days after termination of employment.

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

On January 10, 2013, Ms. Morgan agreed to defer the payment of the salary increase which would have become effective January 1, 2013. The deferral will continue until further notice by Ms. Morgan to the Board of Directors. The agreement includes the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $21.00 per share and an amendment to all outstanding stock option grant notices to allow Ms. Morgan to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On October 29, 2013, the Company entered into a new employment agreement with Ms. Morgan effective as of October 1, 2013. Pursuant to Ms. Morgan’s employment agreement (the “October Morgan Employment Agreement”), Ms. Morgan shall serve as the Company’s Chief Financial Officer for a period of two years in consideration for (i) an annual salary of $175,000 and (ii) the acceleration of vesting of all previously issued option grants to Ms. Morgan under the Company’s 2008 Stock Option Plan as well as participation in other Company benefit plans and the ability to receive a year-end performance bonus, at the discretion of the Company’s Board of Directors. In the event Ms. Morgan’s employment is terminated by the Company without “Cause” (as defined in the October Morgan Employment Agreement), Ms. Morgan shall be entitled to severance payments for twelve months. Effective March 7, 2014, Ms. Morgan resigned from her position as Chief Financial Officer of the Company.

On November 15, 2013, the Company entered into an employment agreement with Andrew Heyward (the “Andrew Heyward Employment Agreement”), whereby Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $200,000.  Additionally, under the terms of the Andrew Heyward Employment Agreement, Mr. Heyward shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  Mr. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure, a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the Andrew Heyward Employment Agreement, Mr. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies.

On November 15, 2013, the Company entered into an employment agreement with Amy Moynihan Heyward (the “Amy Heyward Employment Agreement”), whereby Ms. Heyward agreed to serve as the Company’s President for a period of five years, subject to renewal, in consideration for an annual salary of $180,000.  Additionally, under the terms of the Amy Heyward Employment Agreement, Ms. Heyward shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Ms. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with her employment and the Company may take out and maintain during the term of her tenure, a life insurance policy in the amount of $1,000,000. During the term of her employment and under the terms of the Amy Heyward Employment Agreement, Ms. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies.

On November 15, 2013, as a closing condition to the Merger, each of Messrs. Moeller, Larry Balaban and Howard Balaban resigned their executive positions with Company. Accrued but unpaid salaries and benefits payable to these individuals were converted into the Company’s common stock. Under the terms of their termination agreements, Messrs. Moeller, L. Balaban, and H. Balaban each agreed to cancel options to purchase an aggregate of up to 19,500 shares of the Common Stock. Also in connection with the Merger, Mr. Meader agreed to cancel options to purchase an aggregate of up to 19,500 shares of the Company’s common stock.

In connection with the Merger, the Company entered into Salary Conversion Agreements with each of Klaus Moeller, Jeanene Morgan, Larry Balaban, Howard Balaban and Michael Meader pursuant to which such individuals agreed to convert an aggregate of approximately $612,443 in accrued but unpaid salaries into an aggregate of 124,146 shares of Common Stock.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal years ended December 31, 2013 and 2012 in the director's capacity as director. The Company intends to implement a Directors Stock Option plan and provide certain directorship fees in the future.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andrew Heyward (1)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Amy Moynihan Heyward (1)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Klaus Moeller	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Lynne Segal (2)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Jeffrey Weiss (2)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Joseph “Gray” Davis (2)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

William McDonough (2)(5)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Bernard Cahill (2)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Michael Meader (2)(3)	2013	$–	$35,000	$–	$–	$35,000
	2012	$–	$–	$–	$–	$–

Saul Hyatt (2)(4)	2013	$–	$17,500	$–	$–	$17,500
	2012	$–	$–	$388	$–	$388

Larry Balaban (2)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

Howard Balaban (2)	2013	$–	$–	$–	$–	$–
	2012	$–	$–	$–	$–	$–

(1)	Upon closing of the Merger, on November 15, 2013, Andrew Heyward and Amy Moynihan Heyward were appointed to the Board of Directors.
(2)	On December 9, 2013, in association with the Merger, Messrs. Meader, Hyatt, L. Balaban, and H. Balaban resigned from the Board of Directors. Concurrently, Ms. Segal as well as Messrs. Weiss, Davis, McDonough, and Cahill were appointed to the Board of Directors.
(3)	In association with the Merger, Mr. Meader received 10,000 shares of the Company’s common stock for services to the Board of Directors. Additionally, on May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.
(4)	In association with the Merger, Mr. Hyatt received 5,000 shares of the Company’s common stock for service to the Board of Directors.
(5)	On February 27, 2014, Mr. McDonough resigned from the Board of Directors of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of April 8, 2014 known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 6,029,828 shares of common stock outstanding as April 8, 2014. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 9401 Wilshire Boulevard Suite 608, Beverly Hills, California 90212.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)

A Squared Holdings, LLC	2,972,183	49.3%
Andrew Heyward (2)	2,972,183	49.3%
Amy Moynihan Heyward (2)	2,972,183	49.3%
Gregory Payne	–	*
Richard Staves	–	*
Klaus Moeller	163,380	2.7%
Bernie Cahill	170,136 (3)	2.8%
Lynne Segal	–	*
Jeffrey Weiss	–	*
Joseph “Gray” Davis	–	*
Anthony Thomopoulos	345	*
Melechdavid, Inc. (4)	312,100	5.2%
Erick Richardson (5)	306,990	5.1%

All Officers and Directors (Consisting of 10 persons)	3,306,044	54.7%

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 6,029,828 shares of common stock outstanding as of April 8, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of April 8, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person
(2)	Represents shares held by A Squared Holdings LLC over which Andrew Heyward and Amy Moynihan Heyward hold voting and dispositive power.
(3)	Consists of (a) 160,136 shares of common stock beneficially owned by ROAR LLC and (b) 10,000 shares of common stock beneficially owned by Girlilla Marketing LLC. Bernie Cahill is the founder of ROAR LLC, and ROAR LLC owns 65% of Girlilla Marketing LLC.
(4)	The address of this beneficial owner is 100 S. Pointe Drive #1405, Miami Beach, FL 33139
(5)	The address of this beneficial owner is 11290 Chalon Road, Los Angeles, California 90049

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Our Chief Executive Officer, Andrew Heyward, is the spouse of our President, Amy Moynihan Heyward. Our former Creative Director, Larry Balaban, and our former EVP of Business Development, Howard Balaban, are brothers.

Bernard Cahill, a director of the Company appointed on December 9, 2013, is the founder of ROAR and ROAR owns 65% of Girlilla. In connection with the Merger, the Company entered into a marketing consultation agreement with Girlilla Marketing LLC (“Girlilla” and the agreement the “Girlilla Consulting Agreement”) pursuant to which Girlilla agreed to provide certain strategic digital marketing services in consideration for 10,000 shares of Common Stock (the “Girlilla Shares”), which shall vest as follows: 2,000 shares upon execution of the Girlilla Consulting Agreement, 2,000 shares on January 15, 2014, 2,000 shares on March 15, 2014, 2,000 shares on June 15, 2014 and 2,000 shares on September 14, 2014. Additionally, the Company entered into an engagement letter with ROAR LLC (“ROAR” and the engagement letter, the “ROAR Engagement Letter”) pursuant to which ROAR agreed to provide the Company will services, including the development of a business development strategy, for a period of 18 months. In consideration for its services, the Company agreed to pay ROAR 67,492 shares of Common Stock (the “ROAR Shares”) which shall vest as follows: 20,000 shares upon execution of the ROAR Engagement Letter, 20,000 shares on January 15, 2014, 13,746 shares on September 15, 2014 and 13,746 shares on March 15, 2015.

Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban. On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010. Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015. On November 15, 2013, in connection with the Merger, the Company issued an aggregate of 73,238 shares of Common Stock to Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban in consideration for the cancellation of these notes for an aggregate of $194,163 in principal and $62,167 in accrued but unpaid interest.

On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the notes were reduced to an aggregate of $1,620,137. In March 2012, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. The remaining note, with a principal balance of $159,753, has a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum. On October 31, 2013, 43,207 shares of restricted common stock were issued in full payment of the note payable.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000 (“Bridge Notes”). The Bridge Notes have a stated conversion rate of $0.01212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000. Four former officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. On November 15, 2013, in connection with the automatic conversion of the Bridge Notes upon consummation of the Merger, the Company issued an aggregate of 448,613 shares of common stock to all holders of the Bridge Notes, in the aggregate principal amount of $530,000, plus accrued but unpaid interest of $13,719. Of this amount, 187,063 shares of the Company’s common stock were issued to the four officers and directors.

On November 15, 2013, in association with the Merger, the Company issued 124,146 shares of common stock for the conversion of $612,443 in accrued salaries and benefits to Messrs. Moeller, Balaban, Balaban, and Meader as well as Ms. Morgan.

On November 15, 2013, as part of the Merger, the Company acquired these liabilities from A Squared Entertainment, LLC. From time to time, A Squared Entertainment, LLC required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2013, these advances totaled $516,659. No interest is due on these advances.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, each of Messrs. Weiss, Davis, and Thomopoulos as well as Ms. Segall would be considered an independent director, because none serve as an executive officer or employee of the Company, none have been an employee of the Company during the past three years, and none has received compensation from the Company at any time during the past three years.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2013	2012
Audit Fees	$139,300	$79,000
Tax Fees	4,300	2,375
Other Fees	–	–
Total Fees	$143,600	$81,375

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
3.4	Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)
3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.7	Amendment to Bylaws dated November 15, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 17, 2013)
3.9	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 7, 2014)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.2	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.3	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.4	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.5	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.6	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.1	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated October 29, 2013 (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on October 31, 2013)
10.2	Employment Agreement of Michael G. Meader (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.3	Employment Agreement of Larry Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.4	Employment Agreement of Howard Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.5	Amended and Restated Subordinated Promissory Note to Klaus Moeller
10.6	Amended and Restated Subordinated Promissory Note to Michael G. Meader (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.7	Amended and Restated Subordinated Promissory Note to Larry Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.8	Amended and Restated Subordinated Promissory Note to Howard Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.9	Promissory Note to Klaus Moeller (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)

10.10	Promissory Note to Michael G. Meader (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.11	Promissory Note to Larry Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.12	Promissory Note to Howard Balaban (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.13	Merchandise License Agreement with Jakks Pacific*( Incorporated by reference from Amendment No. 3 to Registration Statement on Form 10 filed with the Securities & Exchange Commission on July 26, 2011)
10.14	Joint Venture Agreement between Pacific Entertainment Corporation and Dr. Shulamit Ritblatt dated September 20, 2011 (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.15	Operating Agreement of Circle of Education, LLC (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.16	Promissory Note to Isabel Moeller dated September 30, 2010(Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.17	Agreement to Convert Debt Into Equity between Pacific Entertainment Corporation and Isabel Moeller dated April 1, 2011(Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
10.18	Distribution Agreement between Pacific Entertainment Corporation and Global Access Entertainment, Inc. dated November 17, 2009* ( Incorporated by reference from Amendment No. 3 to Registration Statement on Form 10 filed with the Securities & Exchange Commission on July 26, 2011)
10.19	Employment Agreement dated as of May 2, 2012 between Jeanene Morgan and Genius Brands International, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on May 15, 2012)
10.20	Securities Purchase Agreement dated as of June 27, 2012 between Genius Brands International, Inc. and each of the purchasers signatory thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.21	Security Agreement dated as of June 27, 2012 between the Company and its Subsidiaries and the holders of the Company’s 16% Senior Secured Convertible Debentures. (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.22	Form of the Company’s 16% Senior Secured Convertible Debenture (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.23	Form of Common Stock Warrant issued to the holders of the Company’s 16% Senior Secured Convertible Debentures (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 3, 2012)
10.24	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.25	Employment Agreement between Genius Brands International, Inc. and Jeanene Morgan dated October 29, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 31, 2013)
10.26	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated on October 29, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 31, 2013)
10.27	Registration Rights Agreement dated November 15, 2013 between Genius Brands International, Inc. and A Squared Holdings LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.28	Form of Subscription Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.29	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.30	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)

10.31	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Amy Moynihan Heyward (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.32	Termination Agreement dated November 15, 2013 between Genius Brands International, Inc. and Klaus Moeller (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.33	Salary Conversion Agreement dated November 14, 2013 between Genius Brands International, Inc. and Klaus Moeller (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.34	Salary Conversion Agreement dated November 14, 2013 between Genius Brands International, Inc. and Jeanene Morgan (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.35	Salary Conversion Agreement dated November 14, 2013 between Genius Brands International, Inc. and Larry Balaban (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.36	Salary Conversion Agreement dated November 14, 2013 between Genius Brands International, Inc. and Howard Balaban (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.37	Salary Conversion Agreement dated November 14, 2013 between Genius Brands International, Inc. and Michael Meader (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.36	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________

*	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and 17 CFR 200.83. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

April 15, 2014	By:	/s/ /Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

April 15, 2014		/s/ Richard Staves
Richard Staves
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2014	By:	/s/ Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

April 15, 2014		/s/ Richard Staves
Richard Staves
Chief Financial Officer (Principal Financial and Accounting Officer)

April 15, 2014		/s/ Amy Moynihan Heyward
Amy Moynihan Heyward
President and Director

April 15, 2014		/s/ Lynne Segall
Lynne Segall
Director

April 15, 2014		/s/ Jeffrey Weiss
Jeffrey Weiss
Director

April 15, 2014		/s/ Joseph Davis
Joseph Davis
Director

April 15, 2014		/s/ Anthony Thomopoulos
Anthony Thomopoulos
Director

April 15, 2014		/s/ Bernard Cahill
Bernard Cahill
Director

April 15, 2014		/s/ Klaus Moeller
Klaus Moeller
Director

TABLE OF CONTENTS

Page No.

Audited Financial Statements for the Twelve-month Period Ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Genius Brands International, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 15, 2014

Genius Brands International, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

ASSETS	12/31/2013	12/31/2012
Current Assets:
Cash and Cash Equivalents	$527,110	$447,548
Accounts Receivable, net	893,826	1,084,233
Inventory	224,351	326,072
Prepaid and Other Assets	582,056	139,983
Total Current Assets	2,227,343	1,997,836

Property and Equipment, net	78,748	23,736
Capitalized Product Development in Process	54,575	145,398
Net Assets from Discontinued Operations	–	101,219
Intangible Assets, net	1,865,706	356,070
Goodwill	10,365,805	–
Investment in Stan Lee Comics LLC	–	–
Debenture Issuance Costs	–	191,762
Total Assets	$14,592,177	$2,816,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$889,919	$971,097
Accrued Expenses	704,539	496,662
Accrued Salaries and Wages	59,958	516,083
Disputed Trade Payable	925,000	–
Short Term Debt – Related Party	516,659	–
Accrued Interest	–	45,716
Derivative Valuation	–	68,962
Total Current Liabilities	3,096,075	2,098,520

Long Term Liabilities:
Notes Payable (Net of Discount of $0 and $485,147, respectively)	–	514,853
Notes Payable and Accrued Interest – Related Parties	–	447,891
Total Liabilities	3,096,075	3,061,264

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common Stock, $0.001 par value, 700,000,000 and 250,000,000 shares authorized, respectively; 5,918,704 and 719,127 shares issued and outstanding, respectively	5,919	719
Additional Paid in Capital	28,914,238	9,962,062
Accumulated Deficit	(17,424,055)	(10,208,024)
Total Stockholders’ Equity (Deficit)	11,496,102	(245,243)

Total Liabilities & Stockholders’ Equity (Deficit)	$14,592,177	$2,816,021

See accompanying notes to consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Years ended December 31, 2013 and 2012

	2013	2012
Revenues:
Product Sales	$1,682,780	$6,277,663
Television & Home Entertainment	505,552	–
Licensing & Royalties	368,206	292,536
Total Revenues	2,556,538	6,570,199

Cost of Sales (Excluding Depreciation)	1,504,138	4,836,321

Gross Profit	1,052,400	1,733,878

Operating Expenses:
Product Development	139,082	32,792
Professional Services	451,537	181,172
Rent Expense	24,898	38,982
Marketing & Sales	308,355	727,695
Depreciation & Amortization	160,654	149,823
Salaries and Related Expenses	1,329,715	1,689,064
Stock Compensation Expense	539,185	264,122
Other General & Administrative	460,818	612,513
Total Operating Expenses	3,414,244	3,696,163

Loss from Operations	(2,361,844)	(1,962,285)

Other Income (Expense):
Other Income	208	388
Interest Expense	(1,663,632)	(332,055)
Interest Expense - Related Parties	(30,189)	(50,259)
Gain (loss) on distribution contracts	4,997	–
Gain (loss) on extinguishment of debt	(614,073)	76,280
Gain (loss) on disposition of assets	(251,192)	–
Gain (loss) on exchange of warrants	(312,144)	–
Gain (loss) on derivative valuation	(1,886,943)	200,322
Net Other Income (Expense)	(4,752,968)	(105,324)

Loss before Income Tax Expense	(7,114,812)	(2,067,609)

Income Tax Expense	–	–

Net Loss from Continuing Operations	(7,114,812)	(2,067,609)
Net Loss from Discontinued Operations	(101,219)	–

Net Loss	$(7,216,031)	(2,067,609)

Net Loss per common share from continuing operations	$(5.03)	$(3.00)
Net Loss per common share from discontinued operations	(0.07)	–
Total Net Loss per common share	$(5.10)	$(3.00)

Weighted average shares outstanding	1,413,631	689,286

See accompanying notes to consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Noncontrolling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2011	606,988	$607	$7,019,175	$(5,366)	$(8,135,049)	$(1,120,633)

Common Stock Issued for Cash	10,000	10	199,990	–	–	200,000
Common Stock Issued for Services	14,861	15	324,699	–	–	324,714
Common Stock Issued in exchange for repayment of Note Payable	87,278	87	1,745,459	–	–	1,745,546
Warrants Granted for Debenture Issuance Costs	–	–	28,929	–	–	28,929
Warrants Granted for Debt Discount	–	–	379,688	–	–	379,688
Stock Compensation Expense	–	–	264,122	–	–	264,122
Acquisition of Noncontrolling Interest	–	–	–	5,366	(5,366)	–
Net Loss	–	–	–	–	(2,067,609)	(2,067,609)
Balance, December 31, 2012	719,127	719	9,962,062	–	(10,208,024)	(245,243)

Common Stock Issued for Cash	296,429	297	968,240	–	–	968,537
Common Stock Issued for Services and Prepaid Services	126,899	127	535,347	–	–	535,474
Common Stock Issued in exchange for repayment of Note Payable	1,685,236	1,685	6,180,411	–	–	6,182,096
Common Stock Issued in exchange for repayment of Accounts Payable	10,020	10	28,046	–	–	28,056
Common Stock Issued in exchange for Warrants, net of costs	53,810	54	336,336	–	–	336,390
Common Stock Issued for Bonuses to Officers and Directors	55,000	55	187,445	–	–	187,500
Common Stock Issued for Merger with A Square Entertainment	2,972,183	2,972	10,399,666	–	–	10,402,638
Stock Compensation Expense	–	–	316,685	–	–	316,685
Net Loss	–	–	–	–	(7,216,031)	(7,216,031)
Balance, December 31, 2013	5,918,704	$5,919	$28,914,238	$–	$(17,424,055)	$11,496,102

See accompanying notes to consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(7,216,031)	$(2,067,609)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	13,730	11,056
Amortization Expense	146,924	138,767
Accretion of Discount on Convertible Debentures and Interest Expense Related to Debenture Conversion	–	163,825
Accretion of Discount on Bridge Notes and Convertible Debentures	1,294,350	–
Issuance of Common Stock for Interest Expense	51,859	–
Issuance of Common Stock for Services	167,260	324,714
Issuance of Common Stock on Bonuses to Officers and Directors	222,500	–
Stock Compensation Expense	316,685	264,122
(Gain) Loss on Settlement or Extinguishment of Debt	614,073	(76,280)
(Gain) Loss on Derivative Valuation	1,886,943	(200,322)
(Gain) Loss on Exchange of Warrants	312,144	–
(Gain) Loss on Distribution Contracts	(4,997)	–
(Gain) Loss on Disposition of Assets	251,192	–
(Gain) Loss on Discontinued Operations	101,219	–

Decrease (increase) in operating assets:
Accounts Receivable	279,804	(63,194)
Inventory	101,721	14,710
Prepaid Expenses & Other Assets	36,716	28,503
Other Receivables	466,762	–

Increase (decrease) in operating liabilities:
Accounts Payable	(354,498)	38,917
Accrued Salaries	196,318	322,564
Accrued Interest	11,135	26,667
Accrued Interest - Related Party	–	50,259
Other Accrued Expenses	(16,126)	87,978
Net cash (used) in operating activities	(1,120,317)	(935,323)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(67,461)	(57,739)
Purchase of Fixed Assets	(2,825)	(1,898)
Merger with A Squared Entertainment	283,199	–
Net cash provided (used) by investing activities	$212,913	$(59,637)

See accompanying notes to consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows - continued

	2013	2012
Cash Flows from Financing Activities:
Sale of Common Stock, net of offering costs	$968,537	$200,000
Costs for Warrant Exchange	(15,264)	–
Proceeds from Debenture	–	1,000,000
Issuance Costs on Debenture	(275,000)	(162,833)
Proceeds from Bridge Notes	309,000	–
Payments of Related Party Notes	(307)	–
Net cash provided by financing activities	986,966	1,037,167

Net increase in Cash and Cash Equivalents	79,562	42,207
Beginning Cash and Cash Equivalents	447,548	405,341
Ending Cash and Cash Equivalents	$527,110	$447,548

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$4,012

Schedule of non-cash financing and investing activities:
Common Stock issued for Merger, net of cash	$10,119,439	$–
Conversion of Debentures and Accrued Interest to Common Stock	$1,201,474	$–
Conversion of Warrants to Common Stock	$312,144	$–
Warrants granted for Debenture Issuance Costs	$–	$28,929
Discount on Debentures attributed to Warrants	$–	$379,688
Derivative Valuation on Debentures	$–	$269,284
Conversion of Short Term Bridge Notes and Accrued Interest to Common Stock	$543,719	$–
Conversion of Related Party Notes and Accrued Interest to Common Stock	$472,360	$1,745,546
Conversion of Accrued Salaries to Common Stock	$612,443	$–
Accrued Salaries converted to Short Term Note Payable	$221,000	$–
Common Stock issued as Settlement for Accounts Payable	$50,100	$–
Common Stock issued for Pre-Paid Services	$333,215	$–
Common Stock issued for Issuance Costs	$15,264	–
Common Stock issued for Derivative Liabilities	$3,107,608	–
Common Stock issued for Debt Discount	$342,500	–

See accompanying notes to consolidated financial statements.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”), creates, produces and distributes original “content with a purpose” for kids, meaning multi-media, multi-format content for kids that we believe is as entertaining as it is enriching. In most cases, the Company wholly owns the original content it produces, and works with a variety of partners who are experts in their respective categories, to develop and distribute it in multiple formats around the world. The Company owns and is developing a portfolio of original children’s entertainment to appeal to toddlers to teens.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. On October 17, 2011 and October 18, 2011, Genius Brands International, Inc., filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) and on November 29, 2011 our trading symbol changed from “PENT” to “GNUS”.

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared created, produced and distributed original “content with a purpose” for kids 6-11, whereas Genius Brands previously focused on toddlers. Today the merged company is focused on providing “content with a purpose” for toddlers to tweens, in all media formats, relevant consumer products categories, in territories around the world.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Annual Report, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Liquidity

Historically, the Company has incurred net losses. As of December 31, 2013, the Company had an accumulated deficit of $17,424,055 and a total stockholders’ equity of $11,496,102. At December 31, 2013, the Company had current assets of $2,227,343, including cash of $527,110 and current liabilities of $3,096,075, including short-term debt to related parties which bears no interest and has no stated maturity of $516,659 and certain disputed trade payables of $925,000 to which the Company disputes the claim, resulting in a working capital deficit of $868,732. For the year ended December 31, 2013, the Company reported a net loss of $7,216,031 and net cash used by operating activities of $1,120,317. Management believes that its sales and cash provided by operations, the non-recurrence of certain legal and accounting expenses related to the Merger, and the funds from the issuance of common stock in the fourth quarter will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations. Subsequent to December 31, 2013, the Company issued 102,858 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000. Additionally, subsequent to December 31, 2013, the Company entered into a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014 with the remaining $750,000 due by January 17, 2015.

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

Reverse Stock Split

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Form 10K, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated

Business Combination

On November 15, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.

The audited financial statements have been prepared using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations.

See Note 3 – Business Combination for additional information.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly owned subsidiary A Squared Entertainment, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements so as to conform with current year classifications.

Significant Accounting Policies

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at December 31, 2013 and 2012 should be $43,000 and $53,000, respectively.

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $93,607 and $57,305 established as of December 31, 2013 and 2012, respectively.

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

Intangible Assets - Intangible Assets acquired, either individually or with a group of other assets, are initially recognized and measured based on fair value.  In the 2005 acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets. In the 2013 acquisition of the identifiable artistic-related assets from A Squared, fair value was determined through an independent appraisal. The Company determined that these assets are indefinite-lived. Additional, the Merger transaction with A Squared gave rise to goodwill representing the future economic benefits arising from the assets of A Squared that could not be individually identified and recognized.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The Company reviews all intangible assets periodically to determine if the value has been impaired following the guidance of ASC 350-20 – Goodwill and ASC 350-30 – General Intangibles Other Than Goodwill.

Capitalized Production Cost - The Company capitalizes production costs for episodic series produced in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. The Company expenses all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

The Company capitalizes production costs for films produced in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates their capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

The Company also develops new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. In accordance with ASC 350 - Intangible Assets and ASC 730 - Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition - The Company recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 - Revenue Recognition.

Revenues associated with the sale of products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company recognizes revenue in accordance with ASC 926-605, Entertainment-Films - Revenue Recognition. Accordingly, the Company recognizes revenue when (i) persuasive evidence of a sale with customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

For its distribution, TV, and home entertainment income the Company generally enters in to flat fee arrangements to deliver multiple films or episodes. The Company allocates revenue to each film or episode based on their relative fair market values and recognizes revenue as each film or episode is complete and available for delivery.

The Company’s licensing and royalty revenue represents both (a) variable payments based on net sales from brand licensees for content distribution rights.  These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees and (b) licensing income the Company recognizes revenue as an agent in accordance with ASC 605-45, Revenue Recognition - Principal Agent. Accordingly, the Company’s revenue is its gross billings to its customers less the amounts it pays to suppliers for their products and services.

Shipping and Handling - The Company records shipping and handling expenses in the period in which they are incurred and are included in the Cost of Goods Sold.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Stock Based Compensation - As required by ASC 718 - Stock Compensation, the Company recognizes an expense related to the fair value of our stock-based compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant.

Advertising Costs - The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company.  Advertising expense for the years ended December 31, 2013 and 2012 was $113,879 and $54,454, respectively.

Earnings Per Share - Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Stock options to purchase 37,150 shares of common stock at December 31, 2013 have not been included as they would be anti-dilutive.

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

Concentration of Risk - The Company’s cash is maintained at one financial institution and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount.  Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2013, the Company had one account with an uninsured balance of $123,053. As of December 31, 2012, the Company had one account with an uninsured balance of $135,971.

For fiscal year 2013, the Company had three customers whose total revenue exceeded 10% of the total consolidated revenue. These customers account for 21.5%, 19.8%, and 13.7% of total revenue, respectively. Those three accounts made up 0%, 6.3%, and 39.2% of accounts receivable, respectively. For fiscal year 2012, the revenue from two customers comprised 43.8% and 17.7% of the Company’s total revenue.  Those two accounts made up 0%, and 28.5% of the total accounts receivable balance at December 31, 2012, respectively. The major customers for the year ending December 31, 2013 are not necessarily the same as the major customers at December 31, 2012.   There is significant financial risk associated with a dependence upon a small number of customers.  The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt.  At December 31, 2013 and 2012, no allowance for bad debt has been established for the major customers as these amounts are believed to be fully collectible.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Fair value of financial instruments - The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

We adopted ASC 820 as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3: Business Combination

Overview

On November 15, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared is a children’s entertainment production company that produces original content for children and families that provide entertaining and educational media experiences. A Squared also creates comprehensive consumer product programs in the forms of toys, books and electronics. A Squared works with broadcasters, digital and online distributors and retailers worldwide as well as major toy companies, video game companies and top licensees in the kids and family arena.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Immediately following the Merger, the Company’s pre-Merger shareholders and option holders owned approximately 50% of the Company’s common stock on a fully-diluted basis, and former A Squared shareholders owned approximately 50% of the Company’s common stock on a fully diluted basis.

Pursuant to the terms and conditions of the Merger:

•	At the closing of the Merger, the membership interests of A Squared issued and outstanding immediately prior to the closing of the Merger were cancelled and the Parent Member received shares of our common stock. Accordingly, an aggregate of 2,972,183 shares of our common stock were issued to the Parent Member.
•	Upon the closing of the Merger, Klaus Moeller resigned as the Company’s Chief Executive Officer and Chairman, Larry Balaban resigned as the Company’s Corporate Secretary, and Howard Balaban resigned as the Company’s Vice President of Business Development. Simultaneously with the effectiveness of the Merger, Andrew Heyward was appointed as the Company’s Chief Executive Officer, Amy Moynihan Heyward was appointed as the Company’s President and Gregory Payne was appointed as the Company’s Corporate Secretary. Mr. Moeller remains a director of the Company.
•	Effective upon the Company’s meeting its information obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Michael Meader, Larry Balaban, Howard Balaban and Saul Hyatt were to resign as directors of the Company and Andrew Heyward, Amy Moynihan Heyward, Lynne Segall, Jeffrey Weiss, Joseph “Gray” Davis, William McDonough and Bernard Cahill were to be appointed as directors of the Company. On December 9, 2013, these changes to the Board of Directors were made effective.

Accounting Treatment

Although the transaction has been structured as a merger of equals, the merger will be treated as a business combination for accounting purposes. The audited financial statements have been prepared using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Genius Brands is the deemed accounting acquirer, and A Squared is the deemed accounting acquiree based on the following factors: the transfer of the Company’s equity as consideration for the merger, the relative size of the pre-merger assets and revenue bases with the Company holding a significantly larger asset and revenue base as compared to A Squared, and the fact that the Company paid a premium over the pre-combination fair value of A Squared.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Purchase Price Allocation

The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the Merger:

The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the Merger:

Allocated Fair Value
Cash	$283,199
Accounts Receivable	89,398
Prepaid Expenses and Other Assets	145,574
Property and equipment, net	75,385
Identifiable artistic-related intangible assets (a)	1,740,000
Total assets acquired	2,333,556

Accounts Payable	(404,757)
Accrued Expenses	(450,000)
Short Term Debt – Related Party	(516,966)
Disputed Trade Payable	(925,000)
Total liabilities assumed	(2,296,723)

Net assets acquired	36,833

Consideration (b)	10,402,638

Goodwill	$10,365,805

(a)	The value of the identifiable artistic-related intangible assets was determined by an independent Corporate Finance and Business Valuation firm.

(b)	As consideration for the net assets acquired in the Merger, the Company issued an aggregate of 2,972,183 shares of its common stock the Parent Member, valued at $3.50 per share. The acquisition-date fair value of the common stock was based on the common stock sold under the private placement on the date of the Merger.

Proforma

Included in the consolidated statement of operations for the period ended December 31, 2013 are revenues of $555,866 and net income of $168,936 attributed to A Squared Entertainment LLC from the date of acquisition.

The table below presents the proforma revenue and net loss for the years ended December 31, 2013 and December 31, 2012, assuming the Merger had occurred on January 1, 2012, pursuant to ASC 805-10-50.

	2013	2012
Revenues	$2,752,830	$7,538,926
Net Loss (1)	$(5,855,925)	$(1,772,236)

(1)	Net loss during the twelve months ended December 31, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $1,693,821 and loss on derivative valuation of $1,886,943. Net loss during the twelve months ended December 31, 2012 includes merger related costs of $339,180 as well as the elimination of interest expense of $50,259 and gain on derivative valuation of $200,322.

Note 4: Investment in Stan Lee Comics LLC

In November 2009, A Squared Entertainment LLC (“A Squared”) formed a joint venture, Stan Lee Comics, LLC, with POW Entertainment Inc. (“POW”), a California corporation, and Archie Comic Publications, Inc. (“Archie”), a New York corporation, to create, distribute, and exploit comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW Entertainment, Inc. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

Upon formation, the parties agreed that POW would contribute certain properties to Stan Lee Comics, LLC as consideration for its ownership interest. Similarly, A Squared would contribute certain creative development functions and be entitled to the exercise of all audio-visual development, production and distribution rights in all media, as well as all merchandising rights, in and to the contributed properties as consideration for its ownership interest. Finally, Archie would be entitled to all comic book publication and distribution rights in and to the contributed properties as consideration for its ownership interest. Each party would be entitled to one-third of any net proceeds derived from the contributed properties or their derivative works after recoupment of production cost and fees. Stan Lee Comics, LLC is the owner of the Stan Lee and the Mighty 7 property.

Upon closing of the Merger, the Company assumed the rights to Stan Lee Comics, LLC held by A Squared Entertainment, LLC.

Pursuant to ASC 323-30, as of December 31, 2013, the Company has recorded the Investment in Stan Lee Comics LLC at $0 as no monetary consideration was paid by A Squared Entertainment LLC, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 5:  Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Furniture and Equipment	$12,385	$13,288
Computer Equipment	32,493	68,216
Leasehold Improvements	99,778	7,655
Software	15,737	–
Less Accumulated Depreciation	(81,645)	(65,423)
Property and Equipment, Net	$78,748	$23,736

The increase in property and equipment is primarily the result of the assumption of $75,385 in net assets due to the Merger. These increases were offset by certain non-Merger related dispositions of $70,481 in gross assets which gave rise to a loss on disposition of assets of $9,469.

During the years ended December 31, 2013 and 2012, the Company recorded depreciation expense of $13,730 and $11,056, respectively.

Note 6:  Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 – Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. As of December 31, 2013, no impairment was warranted or recognized.

Intangible Assets, Net

The Company had following intangible assets as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Identifiable artistic-related assets (a)	$1,740,000	$–
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,279,369
Other Intangible Assets (b)	–	290,161
Less Accumulated Amortization (c)	(3,261,254)	(3,343,291)
Intangible Assets, Net	$1,865,706	$356,070

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization. They are tested annually for the recognition of impairment expense. As of December 31, 2013, no impairment was warranted or recognized.

(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2013, it was determined that certain “Other Intangible Assets” totaling $470,685 in gross asset value, with accumulated amortization of $228,961, were to be retired giving rise to an associated loss on disposition of assets totaling $241,723. During the prior period, the Company did not recognize any similar impairment.

(c)	During the years ended December 31, 2013 and 2012, the Company recognized $146,924 and $138,767, respectively, in amortization expense related to these intangible assets.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 7:  Accrued Liabilities

As of December 31, 2013 and 2012, the Company has the following accrued liabilities:

	12/31/2013	12/31/2012
Accrued Salaries and Wages
Accrued Salaries and Wages (a)	$59,958	$516,083

Disputed Trade Payables
Disputed Trade Payables (b)	925,000	–

Accrued Expenses
Allowance for Sales Returns	43,000	53,000
Distribution Arrangements Payable	13,905	217,858
Deferred Revenue	–	110,177
Royalties Payable	9,638	59,033
Music Advances (c)	450,000	–
Other Accrued Expenses	187,996	56,594
Total Accrued Expenses	704,539	496,662

Total Accrued Liabilities	$1,689,497	$1,012,745

(a)	Accrued but unpaid salaries and vacation benefits total $59,958 and $516,083 as of December 31, 2013 and 2012, respectively. On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000 (“Bridge Notes”). Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000.

On November 15, 2013, in association with the Merger, the Company issued 124,146 shares of common stock were to members of the Pre-Merger management team as well as the Company’s Chief Financial Officer as consideration for the cancellation of accrued, but unpaid, salary and benefits in the amount of $612,443. The Company recognized a gain on the settlement of debt in the amount of $190,349.

(b)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared Entertainment, LLC which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability and has not heard from the claimant for two years.

(c)	The Company assumed these accrued expenses in association with the Merger.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 8: Notes Payable and Accrued Interest

As of December 31, 2013 and 2012, the Company had the following notes payable and accrued interest balances outstanding:

	12/31/2013	12/31/2012
Notes Payable
Debenture - $1,000,000 16% senior secured convertible (a)	$–	$1,000,000
Debt Discount - $1,000,000 16% senior secured convertible (a)	–	(485,147)
Reissued Debenture - $1,163,333 16% senior secured convertible (a)	–	–
Debt Discount - $1,163,333 16% senior secured convertible (a)	–	–
Bridge Notes - 12% convertible (b)	–	–
Total Notes Payable	–	514,853
Less: Current Portion	–	–
Long Term Portion	$–	$514,853

Accrued Interest
Debenture - $1,000,000 16% senior secured convertible issued June 27,2012 (a)	$–	$26,667
2006 Debenture - $2,500,000 Terminated July 2009 (c)	–	19,049
Bridge Notes - $530,000 12% convertible issued August 30, 2013 (b)	–	–
Accrued Interest	$–	$45,716

(a)	On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 50,000 shares of the Company’s common stock. The initial closing of the Debenture and Warrant Transaction occurred on June 27, 2012 (“Original Issue Date”). The Company issued the Debenture and the Debenture Warrant for the purchase price of $1,000,000. The Debenture is convertible, in whole or in part, into shares of Common Stock upon notice by the holder to the Company, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $21.00 per share, subject to adjustments. Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on November 1, 2012, on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met.

On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions (the “Reissued Debenture”). The Reissued Debenture was recorded as a modification of debt in accordance with ASC 470-50-40-6 wherein $150,000 in prepayment fees and $13,333 in accrued but unpaid interest at the time of the exchange was added to the principal. The interest rate and maturity date were not changed. Commencing on December 27, 2013, the Company was to be obligated to redeem a certain amount under the Reissued Debentures on a quarterly basis, in an amount equal to $300,000 on each of December 27, 2013 and March 27, 2014 and $488,033 on June 27, 2014. At the assignment to new note holders, the conversion rate of the Reissued Debentures was changed to $1.212 per share.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On September 6, 2013, a holder of the Reissued Debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. The Company issued 61,882 shares of common stock. In conjunction with this issuance there was a reduction in the derivative liability of $200,495, a reduction in the debt discount of $67,500, and a loss on the conversion was recorded in the amount of $67,376.

On November 15, 2013, the Company issued 929,444 shares of common stock to holders of its Reissued Debentures, in the aggregate principal amount of $1,088,333, plus accrued but unpaid interest in the aggregate amount of $38,141, in connection with the automatic conversion of the Debentures upon consummation of the Merger. In association with the conversion, the Company recognized a loss on the settlement of debt in the amount of $807,532, a reduction of the debt discount of $805,000, and a reduction of the derivative liability of $2,867,602.

For year ended December 31, 2013 compared to the same period of 2012, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $144,808 and $81,333, respectively.

As of the date of issuance on June 27, 2012, a debt discount was recorded in the aggregate amount of $648,972 for the issuance of warrants and the derivative value of the convertible feature of the Debenture at inception.

As of June 27, 2012, the warrants were valued in the amount of $379,688, based on the Black-Scholes valuation using the following assumptions:

Risk-free interest rate	0.73%
Expected life in years	5
Dividend yield	0
Expected volatility	63.65%

As of June 27, 2012, the debt discount for the convertible feature of the debenture was valued in the amount of $269,284 using the Black-Scholes calculation with the following assumptions:

Risk-free interest rate	0.31%
Expected life in years	2
Dividend yield	0
Expected volatility	60.01%

On August 29, 2013, the date of assignment of the Debentures, a debt discount was recorded in the aggregate amount of $1,163,333 for the derivative value of the convertible feature of the Reissued Debenture upon the exchange date using the Black-Scholes calculation with the following assumptions:

Risk-free interest rate	0.14%
Expected life in years	.83
Dividend yield	0
Expected volatility	63.22%

Interest expense for the amortization of the debt discount for the convertible feature of the Debenture and Reissued Debenture is calculated on a straight-line basis over the remaining life of the debenture. For the year ended December 31, 2013, total accretion expense of the debt discount of the debentures was $983,607, resulting in a debt discount balance of $0. For the year December 31, 2012, accretion expense was recorded in the amount of $163,825 for a debt discount balance of $485,147.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

(b)	On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000 (“Bridge Notes”). The Bridge Notes have a stated conversion rate of $1.212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. At issuance, a debt discount of $530,000 was recorded. Costs related to the issuance of the Bridge Notes were recognized in 2013 totaling $30,715.

On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to holders of the Company’s 12% convertible promissory notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest of $13,719 in connection with the automatic conversion of the Bridge Notes upon consummation of the Merger. During 2013, total accretion of the debt discount was $530,000 resulting in a debt discount balance of $0. During 2013, interest expense associated with the non-related party holders of these notes totaled $7,999.

(c)	Debenture Interest accrued and unpaid for the 2006 issuance of $2.5 million in debentures (the “2006 Debentures”) is $0 as of December 31, 2013 and $19,049 as of December 31, 2012. Accrual of interest on this series of debentures was terminated effective July 24, 2009 in accordance with the conversion agreement upon establishment of a secondary trading market for our common stock. Subsequent to the conversion, additional interest on the debenture was erroneously accrued. Therefore, in 2013, in conjunction with the Merger, the Company discovered the error, and a $19,049 gain on settlement of debt was recorded to reduce the accrued interest balance to $0.

Note 9: Short-Term Debt, Notes Payable, and Accrued Interest - Related Parties

As of December 31, 2013 and 2012, the Company had the following short-term debt, notes payable and accrued interest balances outstanding to related parties:

	12/31/2013	12/31/2012
Short-Term Debt and Notes Payable – Related Parties
Member Advances (a)	$516,659	$–
Officer Loans to Company (b)	–	194,163
Subordinated Officer Loans to Company (c)	–	159,753
Bridge Notes 12% Convertible (d)	–	–
Total Short-Term Debt and Notes Payable	516,659	353,916
Less: Current Portion	(516,659)	–
Long Term Portion	$–	$353,916

Accrued Interest – Related Parties
Officer Loans to Company (b)	$–	$49,087
Subordinated Officer Loans (c)	–	44,888
Accrued Interest	$–	$93,975

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

(a)	As part of the Merger, the Company acquired certain liabilities from A Squared Entertainment, LLC. From time to time, A Squared Entertainment, LLC required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2013, these advances totaled $516,659. These advances are interest free, and these advances have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. On February 24, 2014, the Company repaid a portion of the Member Advances to its Chief Executive Officer, Andrew Heyward, in the amount of $100,000.

(b)	Throughout 2009, 2008 and 2007, the Company borrowed funds from Messrs. Moeller, Meader, Larry Balaban and Howard Balaban. On December 31, 2009, the Officers agreed to issue new note agreements for the outstanding balances, including accrued but unpaid interest, with a maturity date of December 31, 2010 (the “Officer Loans”). Subsequent agreements amended the stated interest rate to 6% per annum and extended the maturity to January 15, 2015.

On November 15, 2013, in connection with the Merger, the Company issued an aggregate of 73,238 shares of common stock to members of the pre-merger management team as consideration for the cancellation of an aggregate of $194,163 in principal and $62,167 in accrued but unpaid interest thereon made to the Company by such individuals in connection with the Merger. The Company recognized a gain on the settlement of debt in the amount of $7,324.

For the year ended December 31, 2013 compared to the same period of 2012, interest expense for these Officer Loans were recorded in amounts of $13,080 and $14,132, respectively.

On February 1, 2008, Isabel Moeller, sister of our former Chief Executive Officer, Klaus Moeller, loaned $310,000 to the Company at an interest rate equal to 8% per annum. The funds were borrowed from Ms. Moeller in order to reduce outstanding obligations due to Genius Products, Inc. at that time. Subsequent agreements extended the maturity date to January 15, 2015 and reduced the stated interest rate to six (6%) percent per annum. Repayments on the principle balance were made in the aggregate of $24,000 during February and April 2011. On April 1, 2011, Ms. Moeller agreed to convert $200,000 of the outstanding balance to shares of common stock of the Company. On March 31 2012, Ms. Moeller agreed to convert the remaining balance of outstanding principal and interest, in the amount of $173,385, to shares of common stock of the Company. Interest expense for the twelve months ended December 31, 2013 and 2012 was $0 and $2,562, respectively, as the note was paid in full in 2012.

(c)	On March 31, 2011, four of the Company’s officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable (the “Subordinated Officer Loans”). In February 2011, as a result of an agreement by each of the four officers to retroactively decrease the amount of the annual salary for 2010 from $125,000 per annum per officer to $80,000, the amount of the Subordinated Officer Loans was reduced to an aggregate of $1,620,137. In March 2012, the officers agreed to convert the aggregate sum of $1,572,161 to shares of common stock of the Company. As of March 2012, the remaining note, with a principal balance of $159,753, had a maturity of January 15, 2015 and a stated interest rate of six percent (6%) per annum.

On October 31, 2013, 43,207 shares of restricted common stock were issued in full payment of the remaining Subordinated Officer Loan with a principal amount of $159,753 and accrued but unpaid interest in the amount of $56,278. The Company recognized a gain on the settlement of debt of $90,733.

For the years ended December 31, 2013 and 2012, the interest recorded for these Subordinated Officer Loans was $11,390 and $33,565, respectively.

(d)	On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000 (“Bridge Notes”). The Bridge Notes have a stated conversion rate of $1.212 and can be voluntarily converted at any time by the holder and mandatorily by the Company upon certain conditions. Cash was received in the aggregate of $309,000. Four officers and directors of the Company converted outstanding salaries payable to the new notes in the aggregate of $221,000. At issuance, a debt discount of $530,000 was recorded. Costs related to the issuance of the Bridge Notes were recognized in 2013 totaling $30,715.

On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to holders of the Company’s 12% convertible promissory notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest of $13,719 in connection with the automatic conversion of the Bridge Notes upon consummation of the Merger. During 2013, total accretion of the debt discount was $530,000 resulting in a debt discount balance of $0. During 2013, interest expense associated with the related party holders of these notes totaled $5,720.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 10:  Derivative Valuation

The Company recognized a derivative liability for the conversion feature and warrants for the $1.0 million senior secured debenture (the “Debenture”) issued on June 27, 2012 as an embedded derivative. It was valued on the respective transaction dates of June 27, 2012 for issuance of the debentures and August 30, 2013, the date on which it was assigned to other holders, using a Black-Scholes pricing model. Warrants to purchase 50,000 shares of common stock were issued as part of the Debenture and were exchanged pursuant to an agreement between the holder and the Company on August 29, 2013 on a one for one basis with no receipt of cash. 3,810 warrants to purchase shares of common stock were issued to a placement agent and several of its designees in connection with the Debenture. These warrants have a cashless exercise provision effective six months after the issuance date. In accordance with ASC 815-10-25, we measured the subsequent derivative valuation using a Black-Scholes pricing model on December 31, 2012 and recorded the additional derivative liability as of that date.

On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions (the “Reissued Debentures”). The additional value represented an increase of $150,000 in prepayment fees and $13,333 in accrued but unpaid interest. The interest rate and maturity date were not changed.

At the end of each quarterly reporting date the values are evaluated and adjusted to current market value. The amount recorded as of December 31, 2013 and 2012 was $0 and $68,962, respectively. For the year ended December 31, 2013, a loss on the derivative valuation was recorded in the amount of $1,886,943. For the year ended December 31, 2012, a gain on the derivative valuation in the amount of $200,322 was recognized.

Derivative liability activity for the years ended December 31, 2013 and 2012 was as follows:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2011	$–	$–	$–
Liability on June 27, 2012 related to Issuances of Debt and Warrants	–	269,284	269,284
Change in Fair Value at the End of the Year	53,219	(253,541)	(200,322)
Derivative Liability at December 31, 2012	53,219	15,743	68,962

Change in Fair Value related to Original Debenture prior to Cancellation of Warrants and Assignment of Debenture on August 29, 2013	(13,708)	(4,113)	(17,821)
Elimination of Liability Due to Cancellation of Warrants and Reassignment of Debt on August 29, 2013	(39,511)	(11,630)	(51,141)
Liability on August 29, 2013 related to Assignment of Debt	–	5,077,705	5,077,705
Decrease in Liability on September 9, 2013 due to $75,000 Note Payable Conversion	–	(200,495)	(200,495)
Change in Fair Value Conversion date	–	(2,009,608)	(2,009,608)
Elimination of Liability on November 11, 2013 due to Full Conversion of Remaining Balance of $1,088,333	–	(2,867,602)	(2,867,602)
Derivative Liability at December 31, 2013	$–	$–	$–

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 11: Stockholders’ Equity

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares of $0.001 par value. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders (“Stockholders”) of record as of September 3, 2013 (the “Record Date”) to approve certain corporation actions. The Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of December 31, 2013, the total number of authorized shares of common stock was 700,000,000.

As part of the aforementioned consent solicitation, the Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date, also voted by written consent to approve a proposal to effect a reverse split of the Company’s common stock in a ratio to be determined by the Board which would not be less than One for Ten (1:10) and not more than One for One-Hundred (1:100), which was to be effective no later than September 30, 2014, at the sole discretion of the Board and in lieu of issuing any fractional shares resulting from the reverse split, to issue the next whole share (the “Reverse Split”).

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Form 10K, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the reverse split.

As of December 31, 2013 and 2012, there were 5,918,704 and 719,127 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of December 31, 2013 and 2012, no shares were outstanding and the Board of Directors has not authorized issuance of preferred shares.

2012 Activity

On March 31, 2012, the Company issued 87,278 shares of common stock in exchange for outstanding notes payable, including principal and interest, in the cumulative amount of $1,745,546, or $20.00 per share, for certain related parties and officers of the Company.

On April 11, 2012, the Company agreed to issue 10,000 shares of common stock in exchange for investor relations services valued at $235,000, or $23.00 per share.

On May 2, 2012, the Company issued 1,111 shares of common stock in exchange for marketing services valued at $22,214, or $20.00 per share.

On May 10, 2012, the Company issued 2,500 shares of restricted common stock to one service provider for investor relations services valued at approximately $42,500, or $17.00 per share.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On May 10, 2012, the Company issued 10,000 shares of common stock for cash to an accredited investors in the amount of $200,000, or $20.00 per share.

On June 20, 2012, the Company issued 1,250 shares of common stock in exchange for legal services valued at $25,000, or $20.00 per share.

2013 Activity

On February 1, 2013, the Company issued 4,706 shares of common stock in exchange for interest payable on the Debenture due on that date in the amount of $40,000, or $8.50 per share.

On May 1, 2013, the Company issued 2,782 shares of common stock in exchange for services valued at $16,135, or $6.00 per share.

On May 1, 2013, the Company issued 625 shares of common stock in exchange for services valued at $3,125, or $5.00 per share.

On May 26, 2013, the Company issued 4,000 shares of common stock in exchange for services valued at $20,000, or $5.00 per share.

On August 29, 2013, 50,000 warrants to purchase the Company’s common stock were exchanged on a one for one basis with no receipt of cash and the warrants were cancelled. In association with this transaction, there was a reduction in a derivative liability of $30,964, a reduction in debt issuance cost of $14,464, and a loss on the exchange of warrants recognized in the amount of $308,500.

On September 6, 2013, a holder of the Reissued Debenture issued notice of voluntary conversion for $75,000 of the issuance price reducing the aggregate amount of the outstanding debentures to $1,088,333. The Company issued 61,882 shares of common stock. In conjunction with this issuance there was a reduction in the derivative liability of $200,495, a reduction in the debt discount of $67,500, and a loss on the conversion was recorded in the amount of $67,376.

On September 13, 2013, 28,000 shares of common stock were issued in exchange for services valued $112,000, or $4.00 per share.

On September 19, 2013, pursuant to an agreement to cancel a consulting agreement, 4,000 shares of common stock were issued valued at $16,000, or $4.00 per share.

On October 8, 2013, the board of directors granted one director 5,000 shares as a bonus for service to the Company. The shares were valued at $17,500, or $3.40 per share.

On October 18, 2013, the Company exchanged 3,810 warrants to purchase common stock issued to the placements agent, and its designees, of the July 2012 Debenture issuance for shares of restricted common stock of the Company on a one for one basis with no exchange of cash. There was a reduction in the derivative liability of $8,547 and a loss on the exchange of warrants recognized in the amount of $3,644.

On October 30, 2013, the Company issued 10,020 shares of restricted common stock to two parties in exchange for services valued at $50,100, or $2.80 per share. The Company recognized a gain on the settlement of account payable in the amount of $22,044.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On October 31, 2013, 43,206 shares of restricted common stock were issued in full payment of the Subordinated Officer Loan with a principal amount of $159,753 and accrued but unpaid interest in the amount of $56,278. The Company recognized a gain on the conversion of debt in the amount of $90,733.

On November 8, 2013, the Company issued 10,000 shares restricted common stock to a director as a bonus for service to the Company valued at $35,000, or $3.50 per share.

On November 15, 2013, the board of directors granted five officers and employees 10,000 shares each as a bonus for service to the Company. The shares were valued at valued at $170,000, or $3.50 per share.

On November 15, 2013, in association with the Merger, the Company issued the following shares of common stock:

•	2,972,183 shares of common stock, valued at $10,402,638 or $3.50 per share, were issued to the Parent Member in exchange for the member interests of A Squared issued and outstanding immediately prior to the Merger.
•	448,613 shares of common stock were issued to holders of the Company’s 12% convertible promissory notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest of $13,719 in connection with the automatic conversion of the Bridge Notes upon consummation of the Merger.
•	73,238 shares of common stock were issued to members of the pre-merger management team as consideration for the cancellation of an aggregate of $194,163 in principal and $62,167 in accrued but unpaid interest thereon made to the Company by such individuals in connection with the Merger. The Company recognized a gain on the settlement of debt in the amount of $7,324.
•	929,444 shares of common stock were issued to holders of its 16% senior secured convertible debentures, in the aggregate principal amount of $1,088,333, plus accrued but unpaid interest in the aggregate amount of $38,141, in connection with the automatic conversion of the Debentures upon consummation of the Merger. The association with the conversion, the Company recognized a loss on the settlement of debt in the amount of $807,532, a reduction of the debt discount of $805,000, and a reduction of the derivative liability of $2,867,602.
•	77,492 shares of common stock were issued to two parties in exchange for strategic digital marketing and business development services. These shares were valued at $333,215, or $4.30 per share.
•	124,146 shares of common stock were issued to members of the Pre-Merger management team as well as the Company’s Chief Financial Officer as consideration for the cancellation of accrued, but unpaid, salary and benefits in the amount of $612,443. The Company recognized a gain on the settlement of debt in the amount of $190,349.

Additionally, through December 31, 2013, the Company sold 296,429 shares of its common stock in a private placement to certain investors at $3.50 per share. Through December 31, 2013, the Company received gross proceeds of $1,037,500 and recognized offering costs of $68,962.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 12: Stock Options

The Company has adopted the provisions of ASC 718 - Compensation which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the Pacific Entertainment Corporation 2008 Stock Option Plan (the “Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 110,000. On September 2, 2011, the shareholders holding a majority of the Company’s outstanding common stock adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan to 500,000.

2012 Activity

On January 1, 2012 and April 1, 2012, the Company issued two Stock Option Grants to an employee for the purchase of up to 250 shares of common stock each, which were fully vested as of March 31, 2012 and June 30, 2012, respectively, with a life of five years and an exercise price of $50.00. The Company’s calculation of the fair market value of the stock-based award that was granted was $1,265 for all of the options granted. The full value of the options was expensed in 2012.

On May 2, 2012, pursuant to an employment agreement with the Chief Financial Officer, the Company issued an option to purchase up to 2,000 shares of common stock. The option fully vests on December 31, 2014, has a five year term and an exercise price of $44.00. The Company’s calculation of the fair market value of the stock-based award that was granted was $11,588 for all of the options granted. The amount expensed in 2012 was $2,897.

On July 6, 2012, the Company issued an option to purchase 1,000 shares of common stock pursuant to a services agreement with a consultant. The option is fully vested as of July 6, 2012, has a five year term and an exercise price of $44.00. The Company’s calculation of the fair market value of the stock-based award that was granted was $6,889 for all of the options granted. The full value of the options was expensed in 2012.

On December 31, 2012 the Company issued Stock Option Grant notices to nineteen employees and service providers under the 2008 Stock Option Plan, as amended.  Options to purchase 7,550 shares of common stock at an average exercise price of $15.00 per share were granted with a 5 year life, fully vesting on December 31, 2012. The Company’s calculation of the average fair market value of the stock-based award that was granted was $13,794 for all of the options granted. The full value of the options was expensed in 2012.

As of December 31, 2012, options to purchase up to 2,550 shares of the Company’s common stock previously issued in 2009 through 2012 expired due to the termination of employees.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2012. The Company used the following assumptions for the 2012 valuations:

Risk-free interest rate	.64% - .89%
Expected life in years	5
Dividend yield	0.0%
Expected volatility	59.15% - 67.62%

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

2013 Activity

On May 15, 2013, Stock Option Grant Notices were issued to each of five officers to purchase up to 7,500 shares of common stock, vesting on the grant date, at an exercise price of $20.00 per share. The options have expiration dates five years from the grant date.

On May 15, 2013, options to purchase up to 2,500 shares of common stock were issued to an employee, vesting on the date of grant, at an exercise price of $20.00 per share. The options have an expiration date five years from the date of the grant notice.

On May 15, 2013, pursuant to amendments to employment agreements with Messrs. Moeller, Meader, Larry Balaban and Howard Balaban, Stock Option Grant Notices previously granted to each employee to purchase up to 20,000 shares of common stock expiring on January 20, 2014 were cancelled effective immediately.

On September 10, 2013 Stock Option Grant Notice was issued to an employee to purchase up to 1,000 shares of common stock, vesting on the grant date, at an exercise price of $44.00. The options have an expiration date five years from the date of the grant notice.

On November 15, 2013, in connection with the Merger, the Company and Klaus Moeller entered into an agreement to terminate Mr. Moeller’s employment agreement dated as of October 29, 2013. Under the terms of the Moeller Employment Termination Agreement, Mr. Moeller agreed to cancel options to purchase an aggregate of up to 19,500 shares of the Common Stock.

Also, on November 15, 2013, in connection with the Merger, the Company and certain of our pre-Merger officers agreed to cancel outstanding options to purchase up to an aggregate of 58,500 shares of Common Stock.

As of December 31, 2013, options to purchase up to 4,300 shares of the Company’s common stock previously issued in 2009 through 2013 expired due to the termination of employees.

The Company used the Black-Scholes valuation model to estimate the grant date fair value of the options granted in 2013. The Company used the following assumptions for the 2013 valuations:

Risk-free interest rate	0.84%
Expected life in years	5
Dividend yield	0.0%
Expected volatility	69.09%

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following schedule summarizes the changes in the Company’s stock option plan during 2013 and 2012:

	Options Outstanding Number	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2011	149,950	$18.00 - 55.00	4.47 years	$–	$43.00
Options Granted	11,050	$6.00 – 50.00	5.18 years		26.00
Options Exercised	–	–	-		–
Options Expired	(2,550)	$18.00 – 55.00	-		–
Balance at December 31, 2012	158,450	$6.00 – 55.00	3.55 years	$–	$42.00
Options Granted	41,000	$20.00 – 44.00	4.35 years		21.00
Options Exercised	–	–	-		–
Options Expired	(162,300)	$6.00 – 55.00	-		–
Balance at December 31, 2013	37,150	$6.00 – 55.00	3.55 years	$–	$32.00

Exercisable December 31, 2012	130,450	$6.00 – 55.00	2.81 years	$–	$41.00
Exercisable December 31, 2013	37,150	$6.00 – 55.00	3.41 years	$–	$32.00

During the year ended December 31, 2013 and 2012, the Company recognized stock based compensation expense of $316,685 and $264,122, respectively.

Note 13: Warrants

In connection with the sale of shares of its common stock in 2010, the Company issued warrants to purchase a total of 4,712 shares of its common stock at $40.00 per share exercisable for a three-year period. As of December 31 2013, all of these warrants have expired. In June 2012, the Company issued warrants to purchase up to 53,810 shares of the Company’s common stock. In August 2013, 50,000 of these warrants were exchanged for common stock on a one for one basis with no receipt of cash and the warrants were cancelled. In October 2013, the Company exchanged the remaining 3,810 warrants for shares of restricted common stock of the Company on a one for one basis with no exchange of cash.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following schedule summarizes the changes in the Company’s warrants during 2013 and 2012:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share

Balance at December 31, 2011	4,712	$40.00	$40.00
Warrants Granted	53,810	$33.00	$33.00
Warrants Exercised	–
Warrants Expired or Cancelled	–
Balance at December 31, 2012	58,522	$33.00 – 40.00	$34.00
Warrants Granted	–	–	–
Warrants Exercised	–	–	–
Warrants Expired or Cancelled	(58,522)	$33.00 – 40.00	$34.00
Balance at December 31, 2013	–	–	$–

Exercisable at December 31, 2012	58,522	$33.00 – 40.00	$34.00
Exercisable at December 31, 2013	–	$–	$–

Note 14: Income Taxes

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

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$3,252,200	$2,531,500
Returns Reserve	16,800	20,700
Inventory Reserve	36,500	22,300
Accrued Related Party Interest	–	36,700
Accrued Officer Compensation	–	158,600
Accrued Compensated Absences	14,800	38,100
Charitable Contributions	1,300	1,900
Deferred tax liabilities:
Depreciation and Amortization	80,100	(58,700)

Valuation Allowance	(3,401,700)	(2,751,100)
Net deferred tax asset	$–	$–

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book Loss	$(2,813,900)	$(806,400)
Meals and Entertainment	5,900	2,800
Stock Compensation for Services	525,900	229,600
Stock issued for debt extinguishment	1,762,000	(66,800)
Related Party Interest	(12,500)	(45,700)
Accrued Compensated Absences	(23,300)	11,200
Accrued Officer Compensation	(158,600)	116,800
Returns Reserve	(3,900)	(12,100)
Inventory Reserve	14,200	5,800
Depreciation and Amortization	10,200	33,300
Valuation Allowance	694,000	531,500
	$–	$–

At December 31, 2013, the Company had net operating loss carry forwards of approximately $8,339,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 15: Employment Agreements

On April 26, 2011, the Company and each of Messrs. Moeller, Meader, Larry Balaban and Howard Balaban (the “Pre-Merger Executives”) agreed to terminate all then existing employment agreements for the Pre-Merger Executives and enter into new five-year employment agreements unless written termination is provided by either party. Each employment agreement provides for a graduated base salary beginning at $165,000 per annum retroactive to March 20, 2011, continuing to December 31, 2011, increasing to $195,000 for 2012 and $225,000 for 2013. After 2013, the agreement provided for base salary increases at the discretion of the Board of Directors, with a minimum 5% increase.  In addition to base salary, each Pre-Merger Executive was to receive an annual car allowance of $11,400, and four weeks paid vacation per annum.

On January 10, 2013, Messrs. Moeller, Meader and Howard Balaban agreed to reduce the amount of payments for salary effective January 1, 2013 through January 19, 2013 to $165,000 and a further reduction to $140,000 commencing January 20, 2013, continuing until further notice by each one to the Board of Directors. The agreements with each of Messrs. Moeller, Meader and Howard Balaban included the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $21.00 per share and an amendment to all outstanding stock option grant notices to allow each to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On March 28, 2013, Mr. Meader voluntarily resigned his position as President effective April 1, 2013. The Company agreed to the retention of all stock options granted to Mr. Meader as of the date of termination, vesting and expiration dates in accordance with the original grant notices in exchange for a general release of all claims against the Company. The Company entered into a consulting agreement with Mr. Meader to provide continued services for an initial period of twelve months.

On May 2, 2012, the Company entered into a five-year “at will” employment agreement with Jeanene Morgan to serve as the Company’s Chief Financial Officer. The agreement provided a base salary of $165,000 per annum from January 1, 2012 to December 31, 2012, increasing to $190,000 on January 1, 2013 and $215,000 on January 1, 2014. After 2014, the agreement provided for base salary increases at the discretion of the Board of Directors with a minimum 5% increase. The Board of Directors, in its sole discretion, may grant Ms. Morgan a year-end bonus with a value of no less than 2% of EBITDA of the Company (assuming a positive figure) and up to 100% of Ms. Morgan’s base salary. Ms. Morgan was granted an option to purchase 2,000 shares of the Company’s common stock. Ms. Morgan was permitted to participate in all benefit plans of the Company and received four weeks paid vacation.

On January 10, 2013, Ms. Morgan agreed to defer the payment of the salary increase which would have become effective January 1, 2013. The deferral would continue until further notice by Ms. Morgan to the Board of Directors. The agreement included the accrual of unpaid salary, the right to convert any or all of the accrued but unpaid salary to common stock of the Company at a conversion price of $21.00 per share and an amendment to all outstanding stock option grant notices to allow Ms. Morgan to retain all rights until the expiration date upon termination unless for cause, as defined in the employment agreement.

On October 29, 2013, the Company executed new two year employment agreements with Messrs. Klaus Moeller, Howard Balaban and Larry Balaban, with an effective date of October 1, 2013, whereby the employees agreed to a reduction of salary. Each was to was receive (i) an annual salary of $20,800 (except that if the Company generates cash flow from operations of at least $300,000 on an annual basis, the annual salary shall be $100,000 plus an additional payment of $75,000 per annum, payable in cash or shares of the Company’s common stock in quarterly installments of $18,750 each, and (ii) the acceleration of vesting of all previously issued option grants to Mr. Moeller under the Company’s 2008 Stock Option Plan as well as participation in other Company benefit plans and the ability to receive a year-end performance bonus, at the discretion of the Company’s Board of Directors. In the event employment is terminated by the Company without “Cause” as defined in the agreement, the employee shall be entitled to severance payments for twelve months, based on the annual salary rate of $100,000.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On October 29, 2013, the Company and Ms. Morgan agreed to execute a new employment agreement, effective October 1, 2013, whereby Ms. Morgan agreed to continue to serve as the Company’s Chief Financial Officer for a period of two years in consideration for (i) a reduction in annual salary to $175,000 and (ii) the acceleration of vesting of all previously issued option grants to Ms. Morgan under the Company’s 2008 Stock Option Plan as well as participation in other Company benefit plans and the ability to receive a year-end performance bonus, at the discretion of the Company’s Board of Directors. In the event Ms. Morgan’s employment is terminated by the Company without “Cause” (as defined in the Morgan Employment Agreement), Ms. Morgan shall be entitled to severance payments for twelve months. Additional information regarding Ms. Morgan’s agreement is available on the Form 8-K filed on October 30, 2013.

On November 15, 2013, as a closing condition to the Merger, each of Messrs. Moeller, Larry Balaban and Howard Balaban resigned their executive positions with the Company. Accrued but unpaid salaries and benefits payable to these individuals were converted into the Company’s common stock.

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each will receive an annual base salary of $200,000 and $180,000, respectively.

Subsequent to December 31, 2013, Jeanene Morgan resigned from her position as Chief Financial Officer of the Company.

Note 16: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.

Rental expenses incurred for operating leases during the years ended December 31, 2013 and 2012 were $24,898 and $38,982, respectively.

Warehouse space of approximately 2,000 square feet in Rogers, Minnesota was rented on a month to month basis and was vacated as of October 31, 2013. In November 2012, the Company signed a nine month lease to occupy three offices in San Diego, California, which terminated as of April 30, 2013.

Currently, the Company leases approximately 2,807 square feet of office space at 9401 Wilshire Boulevard, Beverly Hills, California pursuant to a standard office lease dated February 3, 2012. The lease has a term of 3 years, from May 1, 2012 through April 30, 2015. The monthly rent is $10,807 which is to be adjusted upward 3% each year on the anniversary of the lease.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2014	$136,245
2015	45,860
$182,105

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 17: Commitment and Contingencies

In the normal course of the its business, the Company enters into agreements which call for the payment of royalties or “profit” participations for the use of third party intellectual property. For properties such as Gisele & The Green Team, Martha & Friends and Stan Lee and the Mighty 7, the Company is obligated to share net profits with the underlying rights holders on a certain basis, defined in the respective agreements.

In addition, the Company has also entered into an agreement with XingXing Digital Corporation, an animation company based in China pursuant to which in exchange for the investment of 100% of the costs of the animation, XingXing is entitled to receive a specified percentage of the net proceeds received by the Company from the exploitation of those series on which XingXing has provided animation services. The series covered by this arrangement are Secret Millionaires Club and Gisele & the Green Team .

The Company has also entered into a similar arrangement with another production vendor, BangZoom Entertainment, which calls for a payment of $120,000 from the net profits received by the Company from the exploitation of the series Secret Millionaires Club. The payment represents the deferral of certain costs and fees for audio/video post-production work performed by such vendor in connection with that series.

The Company is obligated to pay in cash to the investors from the fourth quarter 2013 private placement a fee of 1% per month of the investors’ investment for every thirty (30) day period up to a maximum of 6% upon the occurrence of certain events, including: (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective.

Note 18:  Discontinued Operations

On September 20, 2010, the Company entered into a joint venture agreement between the Company and Dr. Shulamit Ritblatt to form Circle of Education, LLC, a California limited liability company, for the purpose of creation and distribution of a curriculum to promote school readiness for children ages 0-5 years (“COE”).  The Company obtained an initial voting and economic interest of seventy-five percent of the outstanding units of the newly formed company in exchange for the contribution of all intellectual property rights the Company had in the Circle of Education program.

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

The Company consolidated the results for the twelve month period ended December 31, 2012 and December 31, 2011 with the results of COE. There were no sales or cost of sales in the twelve month period ended December 31, 2012 and December 31, 2011. COE had general and administrative costs of $0 and $21,461 for the twelve month period ended December 31, 2012 and 2011, respectively. Costs in 2011 included legal costs related to the creation of the agreements and registration of the entity in the aggregate of $18,068, sales and marketing costs of $1,181 and product development costs of $2,212 for a total loss of $21,461. As the Company has an economic interest of 100 percent of the total subsidiary as a result of the agreement to terminate COE, the Company recognized 100 percent of the loss, or $5,366, as noncontrolling interest on the financial statements for the twelve months ended December 31, 2011.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On December 31, 2013, given no activity during the years ended December 31, 2013 and 2012, the Company discontinued all activities related to COE. Net Assets of Discontinued Operations on the Consolidated Balance Sheet at December 31, 2012 totaled $101,219, which gave rise to a loss on discontinued operations in 2013 of $101,219.

Note 19: Fair Value Measurements

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

We measure certain financial instruments at fair value on a recurring basis. As of December 31, 2013, there were no assets or liabilities measured at fair value on a recurring basis. As of December 31, 2012, assets and liabilities measured at fair value on a recurring basis were as:

	Total	Level 1	Level 2	Level 3
Assets	$–	$–	$–	$–

Total assets measured at fair value	–	–	–	–

Liabilities

Derivative Liability	68,962	–	–	68,962
Convertible Debenture, net of discount	514,853	–	–	514,853
Total liabilities measured at fair value	$583,815	$–	$–	$583,815

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 20: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2013 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

On January 17, 2014, the Company entered into an exclusive long-term agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company will receive a total of $1,500,000, $750,000 of which was received during the first quarter of 2014 with the remaining $750,000 due by January 17, 2015.

On February 24, 2014, the Company repaid a portion of the Member Advances to its Chief Executive Officer, Andrew Heyward, in the amount of $100,000.

On February 27, 2014, William McDonough resigned from his position as a director of the Company. Mr. McDonough did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company's operations, policies or practices.

On February 27, 2014, the Company’s Board of Directors appointed Anthony Thomopoulos as a director of the Company. Mr. Thomopoulos has no family relationship with any of the executive officers or directors of the Company.  There are no arrangements or understandings between Mr. Thomopoulos and any other person pursuant to which he was appointed as a director of the Company.

On March 7, 2014, Jeanene Morgan resigned from her position as Chief Financial Officer of the Company.

On March 12, 2014, the Company appointed Richard Staves as its interim Chief Financial Officer. Mr. Staves previously served as the Chief Financial Officer of A Squared Entertainment LLC, which was acquired by the Company on November 15, 2013, from January 2011 to November 2011 and from June 2012 and November 2013. Mr. Staves has no family relationship with any of the executive officers or directors of the Company.  There are no arrangements or understandings between Mr. Staves and any other person pursuant to which he was appointed as an officer of the Company.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Form 10K, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated

Subsequent to December 31, 2013, the Company issued 102,858 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000.  Additionally, the Company issued 8,143 shares of common stock valued at $28,500, or $3.50 per share, as an extinguishment of an accounts payable balance for services rendered in relation to the private placement.

