Form 10-Q
period 2014-03-31
Genius Brands International, Inc.
filed 2014-05-20
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9401 Wilshire Boulevard #608
Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

310-273-4222

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,077,707 shares of common stock, par value $0.001, were outstanding as of May 16, 2014.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Genius Brands International, Inc.

Consolidated Balance Sheets

March 31, 2014 (unaudited) and December 31, 2013 (audited)

	3/31/2014	12/31/2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$992,753	$527,110
Accounts Receivable, net	296,289	893,826
Inventory	264,548	224,351
Prepaid and Other Assets	605,750	582,056
Total Current Assets	2,159,340	2,227,343

Property and Equipment, net	66,278	78,748
Film and Television Costs	89,819	–
Capitalized Product Development in Process	67,030	54,575
Intangible Assets, net	1,903,637	1,865,706
Goodwill	10,365,806	10,365,806
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$14,651,910	$14,592,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$647,525	$889,919
Accrued Expenses	740,992	704,539
Accrued Salaries and Wages	72,815	59,958
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	415,787	516,659
Total Current Liabilities	2,802,119	3,096,075

Long Term Liabilities:
Services Advance	750,000	–
Total Liabilities	3,552,119	3,096,075

Stockholders’ Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 share authorized, 0 shares issued and outstanding	–	–
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,047,707 and 5,918,704 shares issued and outstanding, respectively	6,048	5,919
Additional Paid in Capital	29,371,960	28,914,238
Accumulated Deficit	(18,278,217)	(17,424,055)
Total Equity (Deficit)	11,099,791	11,496,102

Total Liabilities & Stockholders’ Equity (Deficit)	$14,651,910	$14,592,177

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three Month Period Ending March 31, 2014 and 2013 (unaudited)

	3/31/2014	3/31/2013
Revenues:
Product Sales	$86,141	$702,812
Television & Home Entertainment	50,462	–
Licensing & Royalties	39,680	31,427
Total Revenues	176,283	734,239

Cost of Sales (Excluding Depreciation)	136,035	647,309

Gross Profit	40,248	86,930

Operating Expenses:
Product Development	887	26,991
Professional Services	319,870	64,506
Rent Expense	35,815	6,947
Marketing & Sales	37,768	54,719
Depreciation & Amortization	24,539	39,172
Salaries and Related Expenses	308,696	471,147
Stock Compensation Expense	–	58,279
Other General & Administrative	200,721	56,205
Total Operating Expenses	928,296	777,966

Loss from Operations	(888,048)	(691,036)

Other Income (Expense):
Other Income	633	16
Interest Expense	(2,209)	(155,259)
Interest Expense - Related Parties	(7,163)	(6,724)
Gain (loss) on distribution contracts	2,771	–
Gain (loss) on extinguishment of debt	39,854	–
Gain (loss) on derivative valuation	–	(92,862)
Net Other Income (Expense)	33,886	(254,829)

Loss before Income Tax Expense	(854,162)	(945,865)

Income Tax Expense	–	–

Net Loss	$(854,162)	(945,865)

Net Loss per common share	$(0.14)	$(1.31)

Weighted average shares outstanding	6,029,573	722,159

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013 (audited)	5,918,704	$5,919	$28,914,238	$(17,424,055)	$11,496,102

Common Stock Issued for Cash	102,860	103	355,013		355,116
Common Stock Issued in exchange for repayment of Accounts Payable	8,143	8	32,564		32,572
Common Stock Issues for Services	18,000	18	62,982		63,000
Imputed Interest for Member Advances			7,163		7,163
Net Loss				(854,162)	(854,162)
Balance, March 31, 2014 (unaudited)	6,047,707	$6,048	$29,371,960	$(18,278,217)	$11,099,791

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Three Month Period Ending March 31, 2014 and 2013 (unaudited)

	3/31/2014	3/31/2013
Cash Flows from Operating Activities:
Net Loss	$(854,162)	$(945,865)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	12,470	2,595
Amortization Expense	12,069	36,577
Imputed Interest Expense	7,163	–
Accretion of Discount on Convertible Debentures	–	81,121
Issuance of Common Stock for Interest Expense	–	40,000
Stock Compensation Expense	–	58,279
Prepaid Consulting Service Expense	29,252	–
(Gain) Loss on Conversion of Accounts Payable	4,072	–
(Gain) Loss on Settlement or Extinguishment of Debt	(43,926)	–
(Gain) Loss on Derivative Valuation	–	92,862
(Gain) Loss on Distribution Contracts	(2,771)	–

Decrease (increase) in operating assets:
Accounts Receivable	597,537	526,901
Inventory	(40,197)	(18,874)
Prepaid Expenses & Other Assets	10,053	29,525
Film and Television Costs, net	(89,819)	–

Increase (decrease) in operating liabilities:
Accounts Payable	(169,968)	(87,674)
Accrued Salaries	12,857	98,908
Accrued Interest - Related Party	–	6,724
Other Accrued Expenses	39,224	(147,242)
Net cash provided/(used) in operating activities	(476,146)	(226,163)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(50,000)	(73,689)
Investment in Capitalized Product Development	(12,455)	–
Net cash provided/(used) by investing activities	(62,455)	(73,689)

Cash Flows from Financing Activities:
Sale of Common Stock, net of offering costs	355,116	–
Proceeds from Services Advance	750,000	–
Issuance Costs on Debenture	–	32,139
Payments of Related Party Notes	(100,872)	–
Net cash provided/(used) by financing activities	1,004,244	32,139

Net increase in Cash and Cash Equivalents	465,643	(267,713)
Beginning Cash and Cash Equivalents	527,110	447,548
Ending Cash and Cash Equivalents	$992,753	$179,835

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$32,572	$–
Common Stock issued for Prepaid Services	$33,748	$–

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

March 31, 2014 (unaudited)

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

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. On October 17, 2011 and October 18, 2011, the Company filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its state of incorporation to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, on October 12, 2011, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) and on November 29, 2011 our trading symbol changed from “PENT” to “GNUS”.

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared creates, produces and distributes original “content with a purpose” for kids 6-11, whereas Genius Brands previously focused on toddlers. Today the merged company is focused on providing “content with a purpose” for toddlers to tweens, in all media formats, relevant consumer products categories, in territories around the world.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Quarterly Report, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

Liquidity

Historically, the Company has incurred net losses. As of March 31, 2014, the Company had an accumulated deficit of $18,278,217 and a total stockholders’ equity of $11,099,791. At March 31, 2014, the Company had current assets of $2,159,340, including cash of $992,753 and current liabilities of $2,802,119, including short-term debt to related parties which bears no interest and has no stated maturity of $415,787 and certain disputed trade payables of $925,000 to which the Company disputes the claim, resulting in a working capital deficit of $642,779. For the quarter ended March 31, 2014, the Company reported a net loss of $854,162 and net cash used by operating activities of $476,146. Management believes that its sales and cash provided by operations, funds from the issuance of common stock in the first quarter of 2014, and proceeds from a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014 will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations. Subsequent to March 31, 2014, the Company sold 6,000 Series A Convertible Preferred Shares to accredited investors at a price of $1,000 per share for which it received gross proceeds of $6,000,000 and paid offering costs of $535,000. Additionally, the Company entered into an agreement for musical composition administration services with a third party for which the Company received an advance of $250,000.

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

Reverse Stock Split

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

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

See Note 3 - Business Combination for additional information.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited consolidated financial statements so as to conform to current period classifications.

Significant Accounting Policies

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at March 31, 2014 and December 31, 2013 should be $43,000 and $43,000, respectively.

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $99,278 and $93,607 established as of March 31, 2014 and December 31, 2013, respectively.

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

Intangible Assets - Intangible Assets acquired, either individually or with a group of other assets, are initially recognized and measured based on fair value.  In the 2005 acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets. In the 2013 acquisition of the identifiable artistic-related assets from A Squared, fair value was determined through an independent appraisal. The Company determined that these assets are indefinite-lived. Additionally, the Merger transaction with A Squared gave rise to goodwill representing the future economic benefits arising from the assets of A Squared that could not be individually identified and recognized.

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

The Company reviews all intangible assets periodically to determine if the value has been impaired following the guidance of ASC 350-20 - Goodwill and ASC 350-30 - General Intangibles Other Than Goodwill.

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

Advertising Costs - The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company. Advertising expense for the three months ended March 31, 2014 and 2013 was $27,406 and $13,500, respectively.

Earnings Per Share - Basic earnings (loss) per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Stock options to purchase 37,150 shares of common stock at March 31, 2014 have not been included as they would be anti-dilutive.

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

Note 3: Business Combination

Overview

On November 15, 2013, the Company entered into the Merger Agreement with A Squared and Acquisition Sub. Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared. A Squared is a children’s entertainment production company that produces original content for children and families that provide entertaining and educational media experiences. A Squared also creates comprehensive consumer product programs in the forms of toys, books and electronics. A Squared works with broadcasters, digital and online distributors and retailers worldwide as well as major toy companies, video game companies and top licensees in the kids and family arena.

Immediately following the Merger, the Company’s pre-Merger shareholders and option holders owned approximately 50% of the Company’s common stock on a fully-diluted basis, and former A Squared members owned approximately 50% of the Company’s common stock on a fully diluted basis.

Pursuant to the terms and conditions of the Merger:

•	At the closing of the Merger, the membership interests of A Squared issued and outstanding immediately prior to the closing of the Merger were cancelled and the Member received shares of our common stock. Accordingly, an aggregate of 2,972,183 shares of our common stock were issued to the Parent Member.

•	Upon the closing of the Merger, Klaus Moeller resigned as the Company’s Chief Executive Officer and Chairman, Larry Balaban resigned as the Company’s Corporate Secretary, and Howard Balaban resigned as the Company’s Vice President of Business Development. Simultaneously with the effectiveness of the Merger, Andrew Heyward was appointed as the Company’s Chief Executive Officer, Amy Moynihan Heyward was appointed as the Company’s President and Gregory Payne was appointed as the Company’s Corporate Secretary. Mr. Moeller remains a director of the Company.

•	Effective upon the Company’s meeting its information obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Michael Meader, Larry Balaban, Howard Balaban and Saul Hyatt resigned as directors of the Company and Andrew Heyward, Amy Moynihan Heyward, Lynne Segall, Jeffrey Weiss, Joseph “Gray” Davis, William McDonough and Bernard Cahill were appointed as directors of the Company. On December 9, 2013, these changes to the Board of Directors were made effective.

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

Purchase Price Allocation

The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the Merger:

Allocated Fair Value
Cash	$283,199
Accounts Receivable	89,398
Prepaid Expenses and Other Assets	145,574
Property and equipment, net	75,385
Identifiable artistic-related intangible assets (a)	1,740,000
Total assets acquired	2,333,556

Accounts Payable	(404,757)
Accrued Expenses	(450,000)
Short Term Debt - Related Party	(516,966)
Disputed Trade Payable	(925,000)
Total liabilities assumed	(2,296,723)

Net assets acquired	36,833

Consideration (b)	10,402,639

Goodwill	$10,365,806

(a)	The value of the identifiable artistic-related intangible assets was determined by an independent Corporate Finance and Business Valuation firm.

(b)	As consideration for the net assets acquired in the Merger, the Company issued an aggregate of 2,972,183 shares of its common stock the Parent Member, valued at $3.50 per share. The acquisition-date fair value of the common stock was based on the common stock sold under the private placement on the date of the Merger.

Proforma

Included in the consolidated statement of operations for three months ended March 31, 2014 are revenues of $60,461 and net loss of $255,947 attributed to A Squared Entertainment LLC from the date of acquisition.

The table below presents the proforma revenue and net loss for the quarters ended March 31, 2014 and 2013, assuming the Merger had occurred on January 1, 2013, pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had Merger occurred on this date nor does it purport to predict the results of operations for future periods.

	3/31/2014	3/31/2013
Revenues	$176,283	$745,011
Net Loss (1)	$(854,162)	$(1,836,673)

(1)	Net loss during the three months ended March 31, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $153,261 and loss on derivative valuation of $92,862.

Note 4: Investment in Stan Lee Comics LLC

In November 2009, A Squared formed a joint venture, Stan Lee Comics, LLC, with POW Entertainment Inc. (“POW”), a California corporation, and Archie Comic Publications, Inc. (“Archie”), a New York corporation, to create, distribute, and exploit comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW Entertainment, Inc. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

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

Upon closing of the Merger, the Company assumed the rights to Stan Lee Comics, LLC held by A Squared.

Pursuant to ASC 323-30, as of March 31, 2014, the Company has recorded the Investment in Stan Lee Comics LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

Note 5:  Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Furniture and Equipment	$12,385	$12,385
Computer Equipment	32,493	32,493
Leasehold Improvements	99,778	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(94,115)	(81,645)
Property and Equipment, Net	$66,278	$78,748

During the three months ended March 31, 2014 and 2013, the Company recorded depreciation expense of $12,470 and $2,595, respectively.

Note 6:  Film and Television Costs and Capitalized Product Development in Process

 As of March 31, 2014, the Company had Film and Television Costs of $89,819 compared to $0 at December 31, 2013. The increase relates to the commencement of production of the second installment of the feature film Stan Lee and the Mighty 7 and episodes of the Thomas Edison: Secret Lab.

As of March 31, 2014, the Company had Capitalized Product Development in Process of $67,030 compared to $54,575 as of December 31, 2013. These assets relate to the ongoing development of the Company’s e-commerce website and web-based streaming services.

Note 7: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 - Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. As of December 31, 2013, no impairment was warranted or recognized.

Intangible Assets, Net

The Company had following intangible assets as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,257,129
Other Intangible Assets	50,000	–
Less Accumulated Amortization (c)	(3,273,323)	(3,261,254)
Intangible Assets, Net	$1,903,637	$1,865,706

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization. They are tested annually for the recognition of impairment expense.

(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2013, it was determined that certain “Other Intangible Assets” totaling $470,685 in gross asset value, with accumulated amortization of $228,961, were to be retired giving rise to an associated loss on disposition of assets totaling $241,723. During the period ended March 31, 2014, the Company did not recognize any similar impairment.

(c)	During the three months ended March 31, 2014 and 2013, the Company recognized $12,069 and $36,577, respectively, in amortization expense related to these intangible assets.

Note 8: Accrued Liabilities

As of March 31, 2014 and December 31, 2013, the Company has the following accrued liabilities:

	3/31/2014	12/31/2013
Accrued Salaries and Wages
Accrued Salaries and Wages	$72,815	$59,958

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	750,000	–

Accrued Expenses
Allowance for Sales Returns	43,000	43,000
Distribution Arrangements Payable	17,674	13,905
Deferred Revenue	67,435	–
Royalties Payable	4,953	9,638
Music Advances (c)	450,000	450,000
Other Accrued Expenses	157,930	187,996
Total Accrued Expenses	740,992	704,539

Total Accrued Liabilities	$2,488,807	$1,689,497

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared Entertainment, LLC which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability and has not heard from the claimant for two years.

(b)	During the three months ended March 31, 2014, the Company entered into an exclusive long-term agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company will receive a total of $1,500,000, $750,000 of which was received during the first quarter of 2014 with the remaining $750,000 due by January 17, 2015.

(c)	The Company assumed these accrued expenses in association with the Merger.

Note 9: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of March 31, 2014, these advances totaled $415,787, compared to $516,659 as of December 31, 2013. On March 3, 2014, the Company repaid a portion of the Member Advances to its Chief Executive Officer, Andrew Heyward, in the amount of $100,000.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During the quarter ended March 31, 2014, the Company recognized imputed interest expense of $7,163.

Note 10: Stockholders’ Equity

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporation actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of March 31, 2014 and December 31, 2013, the total number of authorized shares of common stock was 700,000,000.

As part of the aforementioned consent solicitation, stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date, also voted by written consent to approve a proposal to effect a reverse split of the Company’s common stock in a ratio to be determined by the Board which would not be less than One for Ten (1:10) and not more than One for One-Hundred (1:100), which was to be effective no later than September 30, 2014, at the sole discretion of the Board and in lieu of issuing any fractional shares resulting from the reverse split, to issue the next whole share (the “Reverse Split”).

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the reverse split.

As of March 31, 2014 and December 31, 2013, there were 6,047,707 and 5,918,704 shares of common stock outstanding, respectively.

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of March 31, 2014 and December 31, 2013, no shares were outstanding, and the Board of Directors has not authorized issuance of preferred shares.

On January 10, 2014, the Company issued 102,860 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000 and paid related offering costs of $4,884.

On January 10, 2014, the Company issued 8,143 shares of common stock as an extinguishment of a $28,500 accounts payable balance for services rendered in relation to the private placement. The shares were valued at the market price of $4.00 per share giving rise to a loss on the extinguishment of accounts payable of $4,072.

On January 29, 2014, the Company issued 18,000 shares of common stock to a third party for prepaid investor relations services at $3.50 per share for a six month period beginning in January 2014.

Note 11: Stock Options

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

The following schedule summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2014:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2013	37,150	$6.00 - 55.00	3.55 years	$–	$32.00
Options Granted	–
Options Exercised	–
Options Expired	–
Balance at March 31, 2014	37,150	$6.00 - 55.00	3.31 years	$–	$32.00

Exercisable March 31, 2014	37,150	$6.00 - 55.00	3.31 years	$–	$32.00
Exercisable December 31, 2013	37,150	$6.00 - 55.00	3.41 years	$–	$32.00

During the three months ended March 31, 2014 and 2013, the Company recognized stock based compensation expense of $0 and $58,279, respectively.

Note 12: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of March 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 13: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each will receive an annual base salary of $200,000 and $180,000, respectively.

Note 14: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.

Rental expenses incurred for operating leases during the three months ended March 31, 2014 and 2013 were $35,815 and $6,947, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2014	$102,852
2015	45,860
$148,712

Note 15: Commitment and Contingencies

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

In addition, the Company has also entered into an agreement with XingXing Digital Corporation, an animation company based in China pursuant to which in exchange for the investment of 100% of the costs of the animation, XingXing is entitled to receive a specified percentage of the net proceeds received by the Company from the exploitation of those series on which XingXing has provided animation services. The series covered by this arrangement are Secret Millionaires Club and Gisele & the Green Team.

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

Note 16: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 31, 2014 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated

On April 24, 2014, the Company entered into an agreement for musical composition administration services with a third party for which the Company received an advance of $250,000.

On April 25, 2014, the Company entered agreement with a Chardan Capital Markets LLC (“Chardan”) for placement agent and financial advisory services. As consideration for these services, the Company will pay the counterparty cash as well as a warrant to purchase shares of the Company’s common stock equal to 10% of securities sold in such capital raise.

On May 1, 2014, the Company authorized the issuance of 30,000 shares of common stock to a third party for creative design and development services.

On May 15, 2014, Klaus Moeller resigned from the Board of the Directors of the Company. Mr. Moeller did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company's operations, policies or practices.

On May 15, 2014, the Company’s Board of Directors appointed P. Clark Hallren as a director of the Company. Mr. Hallren has no family relationship with any of the executive officers or directors of the Company. There are no arrangements or understandings between Mr. Hallren and any other person pursuant to which he was appointed as a director of the Company.

On May 14, 2014, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company sold an aggregate of 6,000 shares of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share (the “Private Placement”) for gross proceeds to the Company of $6,000,000. The closing of the Private Placement was subject to certain customary closing conditions and closed on May 15, 2014.

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $2.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the Investor would beneficially own more than 9.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The shares of Series A Preferred Stock bear no interest and shall not possess any voting rights.

In connection with the Private Placement, investors holding a majority of the securities sold in the Company’s November 2013 and January 2014 private placement waived the Company’s registration rights obligations and any accrued liquidated damages associated therewith.

Chardan acted as sole placement agent in the Private Placement in consideration for which Chardan received a cash fee of $535,000 and a warrant to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended March 31, 2014 and 2013. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our Business

We create and distribute products which we believe are entertaining, educational and beneficial to the well-being of infants and young children under our brands. We create market and sell children’s videos, music, books and other products. We license the use of our intellectual property, both domestically and internationally, to others to manufacture, market and sell products based on our characters and brand. We own, control, distribute and seek to build animated content and brands aimed at kids, and then license the brands and characters onto various products, including toys, publishing video games, music, apparel and soft goods. In most cases, we create our own original content. In other cases, we partner with existing rights holders to develop an idea or an existing brand.

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared is a children’s entertainment production company that produces original content for children and families and provides entertaining and educational media experiences. A Squared also creates comprehensive consumer product programs in the forms of toys, books and electronics. A Squared works with broadcasters, digital and online distributors and retailers worldwide as well as major toy companies, video game companies and top licensees in the kids and family arena.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014. All common stock share and per share information in this Quarterly Report, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

In November 2009, A Squared formed a joint venture, Stan Lee Comics, LLC, with POW Entertainment Inc. (“POW”), a California corporation, and Archie Comic Publications, Inc. (“Archie”), a New York corporation, to create, distribute, and exploit comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW Entertainment, Inc. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

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

Upon closing of the Merger, the Company assumed the rights to Stan Lee Comics, LLC held by A Squared.

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

Our summary results are presented below:

	3/31/2014	3/31/2013	Change	% Change
Revenues	$176,283	$734,239	$(557,956)	-76%
Costs and Operating Expenses	(1,039,792)	(1,386,103)	346,311	-25%
Depreciation and Amortization	(24,539)	(39,172)	14,633	-37%
Loss from Operations	(888,048)	(691,036)	(197,012)	-29%

Other Income	633	16	617	3857%
Interest Expense	(2,209)	(155,259)	153,050	-99%
Interest Expense - Related Parties	(7,163)	(6,724)	(439)	7%
Gain (loss) on distribution contracts	2,771	–	2,771	N/A
Gain (loss) on extinguishment of debt	39,854	–	39,854	N/A
Gain (loss) on derivative valuation	–	(92,862)	92,862	-100%
Net Other Income (Expense)	33,886	(254,829)	288,715	-113%

Income tax provision	–	–	–	N/A

Net Loss	$(854,162)	$(945,865)	$91,703	10%

Net Loss per common share	$(0.14)	$(1.31)

Weighted average shares outstanding	6,029,573	722,159

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	3/31/2014	3/31/2013	Change	% Change
Product Sales	$86,141	$702,812	$(616,671)	-88%
Television & Home Entertainment	50,462	–	50,462	N/A
Licensing & Royalties	39,680	31,427	8,253	26%
Total Revenue	$176,283	$734,239	$(557,956)	-76%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website. Product sales decreased by $616,671 due in part to a general decline in market demand for CDs and DVDs.

Television & Home Entertainment revenue totaled $50,462 during three months ended March 31, 2014 with no comparable amounts in 2013 due to the Merger. Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television in domestic and foreign markets and the sale of DVDs for home entertainment.

Licensing and royalty revenue includes items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as for our brands licensed to others to manufacture and/or market, both internationally and domestically.  During the three month period ended March 31, 2014 compared to March 31, 2013, this category had increased from $31,427 to $39,680, or $8,253 (26%). This increase is due to a general increase in the demand for our merchandising products and the revenue generated from the licensing income realized by those sales.

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

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $346,311 (25%) for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013.

	3/31/2014	3/31/2013	Change	% Change
Cost of Sales	$136,035	$647,309	$(511,274)	-79%
General and Administrative	865,102	657,084	208,018	32%
Marketing and Sales	37,768	54,719	(16,951)	-31%
Product Development	887	26,991	(26,104)	-97%
Total Costs and Operating Expenses	$1,039,792	$1,386,103	$(346,311)	-25%

Cost of Sales decreased $511,274 (79%), during three months ended March 31, 2014 compared to the same period of 2013. The decrease was a result of the decrease in product sales discussed above.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended March 31, 2014 increased $208,018 (32%) as compared to the three months ended March 31, 2013. The aggregate increase for the category includes increases of professional fees of $255,364 and other general and administration expenses of $144,516 offset by decreases of $162,451 in salaries and wages and $58,279 in stock based compensation expense.

Marketing and sales expenses decreased $16,951 (31%) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to decreases in sales commission expenses and other advertising expenses.

Product development expenses are for routine and periodic alterations to existing products. For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, these expenses decreased by $26,104 (97%), primarily due to decreased demand for alterations to our existing products.

Interest Expense. During the three months ended March 31, 2014, interest expense resulted from certain related party short-term debt and other operating interest expense. During the prior period, interest expense related to interest expense recognized in relation to certain related-party notes payable and other operating interest expense as well as interest expense related to certain debentures.

	3/31/2014	3/31/2013	Change	% Change
Interest Expense - Operating	$2,209	$1,998	$211	11%
Interest Expense - Related Party	7,163	6,724	439	7%
Interest Expense - Debenture	–	153,261	(153,261)	-100%
Total Interest Expense	$9,372	$161,983	$(152,611)	-94%

From 2007 through 2009, the Company borrowed funds from members of its previous management team, the proceeds of which were used to pay operating obligations of the Company. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the three months ended March 31, 2014 and 2013 in the amounts of $0 and $3,666, respectively.

During 2011, four of the Company’s former officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the three months ended March 31, 2014 and 2013 in the amounts of $0 and $3,057, respectively.

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s Chief Executive Officer, Andrew Heyward. As of March 31, 2014, these advances totaled $415,787. These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6%. During the quarter ended March 31, 2014, the Company recognized imputed interest expense of $7,163 with no comparable amount recognized in the prior period.

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 50,000 shares of the Company’s common stock. On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions (the “Reissued Debenture”). The interest rate and maturity date of the Reissued Debenture were not changed. In association with the Merger, the Company converted all remaining balances into shares of common stock. For the period ended March 31, 2014 compared to the same period of 2013, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $0 and $153,261, respectively.

Liquidity

Three Months Ended March 31, 2014 Compared to March 31, 2013

Cash totaled $992,753 and $179,835 at March 31, 2014 and 2013, respectively. The change in cash is as follows:

	3/31/2014	3/31/2013	Change
Cash provided (used) by operations	$(476,146)	$(226,163)	$(249,983)
Cash provided (used) in investing activities	(62,455)	(73,689)	11,234
Cash provided (used) in financing activities	1,004,244	32,139	972,105
Increase (decrease) in cash	$465,643	$(267,713)	$733,356

During our periods ended March 31, 2014 and 2013, our primary sources of cash were financing activities. During 2014, our financing activities related primarily to the sale of share of common stock as well as the execution of a long-term, exclusive supply chain services agreement.

During the comparable period in 2013, our financing activities related to the receipt of funds related to the issuance costs of certain debentures.

During both periods, these funds were primarily used to fund operations as well as investments in intangible assets and capitalized product development.

Operating Activities

Cash used by operations in the three months ended March 31, 2014 was $476,146 as compared to a use of $226,163 during the same period of 2013, representing an increase in cash used in operations of $249,983 based on the operating results discussed above as well as increases in film and television costs related to the commencement of production of the second installment of the feature film Stan Lee and the Mighty 7 and episodes of the Thomas Edison: Secret Lab.

Investing Activities

Cash used by investing activities for the three months ended March 31, 2014 was $62,455 as compared to a use of funds of $73,689 for the comparable period in 2013 is the result of the creation of a new website and the ongoing development of the Company’s web-based streaming service.

Financing Activities

Cash generated from financing activities during the three months ended March 31, 2014 was $1,004,244 as compared to $32,139 generated in comparable period in 2013. This relates to the sale of common stock for which the Company received gross proceeds of $355,116 and the execution of a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014 with the remaining $750,000 due by January 17, 2015. These funds received during the period were offset by payments of $100,872 to certain related parties for the repayment of advances.

On April 24, 2014, the Company entered into an agreement for musical composition administration services with a third party for which the Company received an advance of $250,000.

On May 14, 2014, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company sold an aggregate of 6,000 shares of its newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000 per share (the “Private Placement”) for gross proceeds to the Company of $6,000,000. The closing of the Private Placement was subject to certain customary closing conditions and closed on May 15, 2014.

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $2.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the Investor would beneficially own more than 9.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The shares of Series A Preferred Stock bear no interest and shall not possess any voting rights.

Capital Resources

As of March 31, 2014, the Company does not have any material commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are ineffective, for the three months ended March 31, 2014, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As noted in our December 31, 2013 Form 10-K, the Company disclosed certain material weaknesses and during the period ending March 31, 2014, the Company has taken the following steps to correct the material weaknesses identified in that report:

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

Item 1a. Risk factors.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered sales of equity securities and use of proceeds.

On January 10, 2014, the Company issued 102,860 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000 that the Company used for general corporate purposes. In association with the issuance, the Company paid certain offering costs of $4,884.

On January 10, 2014, the Company issued 8,143 shares of common stock as an extinguishment of a $28,500 accounts payable balance for services rendered in relation to the private placement. The shares were valued at the market price of $4.00 per share giving rise to a loss on the extinguishment of accounts payable of $4,072.

On January 29, 2014, the Company issued 18,000 shares of common stock to a third party for prepaid investor relations services at $3.50 per share for a six month period beginning in January 2014.

On May 1, 2014, the Company authorized the issuance of 30,000 shares of common stock to a third party for creative design and development services.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults upon senior securities.

There were no reportable events under this Item 3 during the three months ended March 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 20, 2014	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Richard Staves
Richard Staves, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

