Form 10-Q
period 2014-06-30
Genius Brands International, Inc.
filed 2014-08-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,383,269 shares of common stock, par value $0.001, were outstanding as of August 8, 2014.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

June 30, 2014 (unaudited) and December 31, 2013 (audited)

	6/30/2014	12/31/2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,576,206	$527,110
Accounts Receivable, net	326,947	893,826
Inventory	132,621	224,351
Prepaid and Other Assets	432,164	582,056
Total Current Assets	6,467,938	2,227,343

Property and Equipment, net	56,792	78,748
Film and Television Costs	112,575	–
Capitalized Product Development in Process	–	54,575
Intangible Assets, net	1,907,187	1,865,706
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$18,910,297	$14,592,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$433,720	$889,919
Accrued Expenses	892,555	704,539
Accrued Salaries and Wages	62,788	59,958
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	412,893	516,659
Total Current Liabilities	2,726,956	3,096,075

Long Term Liabilities:
Services Advance	741,758	–
Total Liabilities	3,468,714	3,096,075

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 6,000 and 0 shares issued and outstanding, respectively	6	–
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,383,269 and 5,918,704 shares issued and outstanding, respectively	6,384	5,919
Additional Paid in Capital	34,854,040	28,914,238
Accumulated Deficit	(19,418,847)	(17,424,055)
Total Equity (Deficit)	15,441,583	11,496,102

Total Liabilities & Stockholders’ Equity (Deficit)	$18,910,297	$14,592,177

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three Month and Six Month Periods Ended June 30, 2014 and 2013 (unaudited)

	Three Months Ended		Six Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Revenues:
Product Sales	$118,495	$394,772	$204,636	$1,097,585
Television & Home Entertainment	36,814	–	87,275	–
Licensing & Royalties	61,887	227,552	101,567	258,978
Total Revenues	217,196	622,324	393,478	1,356,563

Cost of Sales (Excluding Depreciation)	105,112	332,668	241,147	979,977

Gross Profit	112,084	289,656	152,331	376,586

Operating Expenses:
Product Development	5,926	2,848	6,813	29,839
Professional Services	300,973	113,853	620,842	178,359
Rent Expense	34,529	1,254	70,344	8,201
Marketing & Sales	80,112	104,072	117,880	158,791
Depreciation & Amortization	29,088	39,003	53,629	78,175
Salaries and Related Expenses	251,779	359,944	560,474	831,090
Stock Compensation Expense	–	101,988	–	160,268
Bad Debt Expense	55,000	–	55,000	–
Other General & Administrative	212,959	51,285	413,680	107,490
Total Operating Expenses	970,366	774,247	1,898,662	1,552,213

Loss from Operations	(858,282)	(484,591)	(1,746,331)	(1,175,627)

Other Income (Expense):
Other Income	7,156	16	7,789	32
Interest Expense	(21)	(155,483)	(2,230)	(310,742)
Interest Expense - Related Parties	(6,207)	(6,810)	(13,370)	(13,534)
Gain (loss) on distribution contracts	(50,000)	–	(47,229)	–
Gain (loss) on extinguishment of debt	12,593	–	52,447	–
Gain (loss) on disposition of assets	(70,905)	–	(70,905)	–
Gain (loss) on inventory	(174,963)	–	(174,963)	–
Gain (loss) on derivative valuation	–	103,619	–	10,757
Net Other Income (Expense)	(282,347)	(58,658)	(248,461)	(313,487)

Loss before Income Tax Expense	(1,140,629)	(543,249)	(1,994,792)	(1,489,114)

Income Tax Expense	–	–	–	–

Net Loss	$(1,140,629)	$(543,249)	$(1,994,792)	$(1,489,114)

Net Loss per common share	$(0.18)	$(0.75)	$(0.33)	$(2.05)

Weighted average shares outstanding	6,221,947	722,911	6,126,292	724,903

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013 (audited)	5,918,704	$5,919	–	$–	$28,914,238	$(17,424,055)	$11,496,102

Common Stock Issued for Cash, Net of Offering costs	102,860	103	–	–	355,013	–	355,116
Common Stock Issued for Purchase Price Adjustment pursuant to Securities Purchase Agreement	305,562	306	–	–	(306)	–	–
Common Stock Issued in exchange for repayment of Accounts Payable	8,143	8	–	–	32,564	–	32,572
Common Stock Issues for Services	48,000	48	–	–	159,252	–	159,300
Series A Convertible Preferred Stock Issued for Cash, Net of Offering Costs	–	–	6,000	6	5,379,909	–	5,379,915
Imputed Interest for Member Advances	–	–	–	–	13,370	–	13,370
Net Loss	–	–	–	–	–	(1,994,792)	(1,994,792)
Balance, June 30, 2014 (unaudited)	6,383,269	$6,384	6,000	$6	$34,854,040	$(19,418,847)	$15,441,583

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Six Month Periods Ended June 30, 2014 and 2013 (unaudited)

	6/30/2014	6/30/2013
Cash Flows from Operating Activities:
Net Loss	$(1,994,792)	$(1,489,114)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	25,108	5,021
Amortization Expense	28,521	73,154
Imputed Interest Expense	13,370	–
Bad Debt Expense	55,000	–
Accretion of Discount on Convertible Debentures	–	162,244
Issuance of Common Stock for Interest Expense	–	40,000
Issuance of Common Stock for Services	–	155,544
Stock Compensation Expense	–	160,267
Prepaid Consulting Services Expense	190,469	–
(Gain) Loss on Conversion of Accounts Payable	4,072	–
(Gain) Loss on Settlement or Extinguishment of Debt	(56,519)	–
(Gain) Loss on Derivative Valuation	–	(10,757)
(Gain) Loss on Distribution Contracts	47,229	–
(Gain) Loss on Disposition of Assets	70,905	–
(Gain) Loss on Inventory	174,963	–

Decrease (increase) in operating assets:
Accounts Receivable	511,879	747,409
Inventory	(83,233)	25,986
Prepaid Expenses & Other Assets	68,723	(6,492)
Film and Television Costs, net	(112,575)	–

Increase (decrease) in operating liabilities:
Accounts Payable	(371,183)	(68,795)
Accrued Salaries	2,830	271,219
Accrued Interest - Related Party	–	13,534
Other Accrued Expenses	190,787	(165,138)
Net cash provided/(used) in operating activities	(1,234,446)	(85,918)

Cash Flows from Investing Activities:
Investment in Capitalized Product Development	(16,330)	–
Investment in Intangible Assets	(70,000)	(172,518)
Investment in Fixed Assets	(3,151)	–
Net cash provided/(used) by investing activities	(89,481)	(172,518)

Cash Flows from Financing Activities:
Sale of Preferred Stock, net of offering costs	5,379,915	–
Sale of Common Stock, net of offering costs	355,116	–
Proceeds from Services Advance	750,000	–
Repayment of Services Advance	(8,242)	–
Issuance Costs on Debenture	–	64,278
Payments of Related Party Notes	(103,766)	–
Net cash provided/(used) by financing activities	$6,373,023	$64,278

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Six Month Periods Ended June 30, 2014 and 2013 (unaudited)

	6/30/2014	6/30/2013
Net increase in Cash and Cash Equivalents	$5,049,096	$(194,158)
Beginning Cash and Cash Equivalents	527,110	447,548
Ending Cash and Cash Equivalents	$5,576,206	$253,390

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$2,230	$40,000

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$32,572	$–
Common Stock issued for Prepaid Services	$113,998	$–

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

June 30, 2014 (unaudited)

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

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared. A Squared creates, produces and distributes original “content with a purpose” for kids aged 6-11, whereas Genius Brands previously focused on toddlers. Today the merged company is focused on providing “content with a purpose” for toddlers to tweens, in all media formats, relevant consumer products categories, in territories around the world.

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

During the second quarter of 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Worldwide Consumer Products wherein he will manage all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming (See Note 18 – Subsequent Events).

Liquidity

Historically, the Company has incurred net losses. As of June 30, 2014, the Company had an accumulated deficit of $19,418,847 and a total stockholders’ equity of $15,441,583. At June 30, 2014, the Company had current assets of $6,467,938, including cash of $5,576,206 and current liabilities of $2,726,956, including short-term debt to related parties which bears no interest and has no stated maturity of $412,893 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $3,740,982. For the three and six months ended June 30, 2014, the Company reported a net loss of $1,140,629 and $1,994,792, respectively, and reported net cash used by operating activities during the six months ended June 30 2014 of $1,234,446. Management believes that its sales and cash provided by operations, funds from the issuance of common stock in the first quarter of 2014, funds from the issuance of Series A Convertible Preferred Shares during the second quarter of 2014, proceeds from a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014, and proceeds from a music advance of $250,000 received in the second quarter will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

Business Combination

On November 15, 2013, the Company entered into a Merger Agreement with A Squared, the Member, and the Acquisition Sub. Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared.

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

Significant Accounting Policies

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at June 30, 2014 and December 31, 2013 should be $28,672 and $43,000, respectively.

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $274,241 and $93,607 established as of June 30, 2014 and December 31, 2013, respectively.

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

Intangible Assets - Intangible Assets acquired, either individually or with a group of other assets, are initially recognized and measured based on fair value.  In the 2005 acquisition of the assets from Genius Products, fair value was calculated using a discounted cash flow analysis of the revenue streams for the estimated life of the assets. In the 2013 acquisition of the identifiable artistic-related assets from A Squared, fair value was determined through an independent appraisal. The Company determined that these assets are indefinite-lived. Additionally, the Merger with A Squared gave rise to goodwill representing the future economic benefits arising from the assets of A Squared that could not be individually identified and recognized.

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

Advertising Costs - The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company. Advertising expense for the three months ended June 30, 2014 and 2013 was $37,800 and $733, respectively. For the six months ended June 30, 2014 and 2013, advertising expenses was $65,206 and $14,233, respectively.

Earnings Per Share - Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Pursuant to the terms and conditions of the Merger:

•

At the closing of the Merger, the membership interests of A Squared issued and outstanding immediately prior to the closing of the Merger were cancelled and the Member received shares of our common stock. Accordingly, an aggregate of 2,972,183 shares of our common stock were issued to the Member.

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

Proforma

Included in the consolidated statement of operations for three and six months ended June 30, 2014 are revenues of $36,814 and $97,275, respectively, and net loss of $327,433 and $583,380, respectively, attributed to A Squared from the date of acquisition.

The table below presents the proforma revenue and net loss for the three and six months ended June 30, 2014 and 2013, assuming the Merger had occurred on January 1, 2013, pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had Merger occurred on this date nor does it purport to predict the results of operations for future periods.

	Three Months Ended (1)		Six Months Ended (2)
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Revenues	$217,196	$698,856	$393,478	$1,443,867
Net Loss	$(1,140,629)	$(1,329,469)	$(1,994,792)	$(2,824,964)

(1)	Net loss during the three months ended June 30, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $155,483 and gain on derivative valuation of $103,619.
(2)	Net loss during the six months ended June 30, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $310,742 and gain on derivative valuation of $10,757.

Note 4: Investment in Stan Lee Comics LLC

In November 2009, A Squared formed a joint venture, Stan Lee Comics, LLC, with POW Entertainment Inc. (“POW”), a California corporation, and Archie Comic Publications, Inc. (“Archie”), a New York corporation, to create, distribute and exploit comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW Entertainment, Inc. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

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

Pursuant to ASC 323-30, as of June 30, 2014, the Company has recorded the Investment in Stan Lee Comics LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

Note 5: Inventory

During the second quarter of 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Worldwide Consumer Products wherein he will manage all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming (See Note 18 – Subsequent Events).

As of June 30, 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 bringing the total reserve to $274,241. This additional reserve has been recorded as a loss on inventory.

Note 6: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Furniture and Equipment	$12,385	$12,385
Computer Equipment	35,645	32,493
Leasehold Improvements	99,778	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(106,753)	(81,645)
Property and Equipment, Net	$56,792	$78,748

During the three months ended June 30, 2014 and 2013, the Company recorded depreciation expense of $12,637 and $2,426, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded depreciation expense of $25,108 and $5,021, respectively.

Note 7: Film and Television Costs and Capitalized Product Development in Process

As of June 30, 2014, the Company had Film and Television Costs of $112,575 compared to $0 at December 31, 2013. The increase relates to the commencement of production of the second installment of the feature film Stan Lee and the Mighty 7 and episodes of the Thomas Edison: Secret Lab.

As of June 30, 2014, the Company had Capitalized Product Development in Process of $0 compared to $54,575 as of December 31, 2013. The Company ceased development of its e-commerce website and web-based streaming services. As the Company deemed the services unusable, it recognized impairment expense of $70,905 during the quarter.

Note 8: Goodwill and Intangible Assets, Net

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

Intangible Assets, Net

The Company had following intangible assets as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,257,129
Other Intangible Assets	70,000	–
Less Accumulated Amortization (c)	(3,289,773)	(3,261,254)
Intangible Assets, Net	$1,907,187	$1,865,706

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization. They are tested annually for the recognition of impairment expense.

(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2013, it was determined that certain “Other Intangible Assets” totaling $470,685 in gross asset value, with accumulated amortization of $228,961, were to be retired giving rise to an associated loss on disposition of assets totaling $241,723. During the period ended June 30, 2014, the Company did not recognize any similar impairment.

(c)	During the three months ended June 30, 2014 and 2013, the Company recognized $16,451 and $36,577, respectively, in amortization expense related to these intangible assets. During the six months ended June 30, 2014 and 2013, the Company recognized $28,521 and $73,154, respectively, in amortization expense related to these intangible assets.

Note 9: Accrued Liabilities

As of June 30, 2014 and December 31, 2013, the Company has the following accrued liabilities:

	6/30/2014	12/31/2013
Accrued Salaries and Wages
Accrued Salaries and Wages	$62,788	$59,958

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	741,758	–

Accrued Expenses
Allowance for Sales Returns	28,672	43,000
Distribution Arrangements Payable	17,674	13,905
Deferred Revenue	58,759	–
Royalties Payable	4,953	9,638
Music Advances (c)	672,000	450,000
Other Accrued Expenses	110,497	187,996
Total Accrued Expenses	892,555	704,539

Total Accrued Liabilities	$2,622,101	$1,689,497

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability and has not heard from the claimant for two years.

(b)	During the first quarter of 2014, the Company entered into an exclusive long-term agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company will receive a total of $1,500,000, $750,000 of which was received during the first quarter of 2014 with the remaining $750,000 due by January 17, 2015.

(c)	In the Merger, the Company assumed from A Squared an April 2013 agreement for an advance of $450,000 for the music rights of certain A Squared properties. During the second quarter of 2014, the Company executed an agreement with the same counterparty for another music advance of $250,000 covering the properties held by the Company prior to the Merger. Pursuant to ASC 928-430-25-1, the Company began recognizing revenue under these agreements on May 1, 2014.

Note 10: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of June 30, 2014, these advances totaled $412,893, compared to $516,659 as of December 31, 2013. On March 3, 2014, the Company repaid a portion of the advances to its Chief Executive Officer, Andrew Heyward, in the amount of $100,000.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During the three and six months ended June 30, 2014, the Company recognized imputed interest expense of $6,207 and $13,370, respectively.

Note 11: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporation actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of June 30, 2014 and December 31, 2013, the total number of authorized shares of common stock was 700,000,000.

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

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect the Reverse Split on a one-for-one hundred basis. The Reverse Split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the Reverse Split.

As of June 30, 2014 and December 31, 2013, there were 6,383,269 and 5,918,704 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the six months ended June 30, 2014:

•	On January 10, 2014, the Company issued 102,860 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000 and paid related offering costs of $4,884.

•	On January 10, 2014, the Company issued 8,143 shares of common stock as an extinguishment of a $28,500 accounts payable balance for services rendered in relation to the private placement. The shares were valued at the market price of $4.00 per share giving rise to a loss on the extinguishment of accounts payable of $4,072.

•	On January 29, 2014, the Company issued 18,000 shares of common stock to a third party for prepaid investor relations services at $3.50 per share for a six month period beginning in January 2014.

•	On May 1, 2014, the Company authorized the issuance of 30,000 shares of common stock to a third party for creative design and development services at $3.21 per share.

•	On June 16, 2014, the Company issued 305,562 shares of common stock to investors in the Company’s November 2013 and January 2014 private placement. Pursuant to the Securities Purchase Agreement associated with that offering, for a period of three years after the initial closing of the offering, investors are entitled to additional shares if the Company issues securities pursuant to which shares of common stock may be acquired at a price less than the per share purchase price in that offering or $3.50 per share. The issuance of the Series A Convertible Preferred Stock in May of 2014, as described below, triggered this issuance of these additional shares.

Preferred Stock

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

As of June 30, 2014, 6,000 shares of preferred stock were issued and outstanding. As of December 31, 2013, the Board of Directors had not authorized issuance of preferred shares.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock called the Series A Convertible Preferred Stock. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Each share of the newly designated Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $2.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The shares of Series A Preferred Stock possess no voting rights.

On May 14, 2014, we entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 6,000 shares of its newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to the Company of $6,000,000. The closing of the transaction was subject to certain customary closing conditions and closed on May 15, 2014.

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

The following schedule summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2014:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2013	37,150	$6.00 - 55.00	3.55 years	$–	$32.00
Options Granted	–
Options Exercised	–
Options Expired	–
Balance at June 30, 2014	37,150	$6.00 - 55.00	3.07 years	$–	$32.00

Exercisable June 30, 2014	37,150	$6.00 - 55.00	3.07 years	$–	$32.00
Exercisable December 31, 2013	37,150	$6.00 - 55.00	3.41 years	$–	$32.00

During the three and six months ended June 30, 2014, the Company did not recognize any stock based compensation expense. During the three and six months ended June 30, 2013, the Company recognized stock based compensation expense of $101,988 and $160,268, respectively.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 300,000 and 0 shares of our common stock at June 30, 2014 and December 31, 2013, respectively.

In connection with the sale of the Company’s newly designated Series A Convertible Preferred Stock in May 2014, Chardan Capital Markets LLC acted as sole placement agent in consideration for which Chardan received a cash fee of $535,000 and a warrant to purchase up to 300,000 shares of the Company’s common stock. These warrants vested immediately, have an exercise price of $2.00 per share, and have a five year term.

The following schedule summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2014:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2013	–	–	–	–	–
Warrants Granted	300,000	$2.00	5.00 years	–	$2.00
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at June 30, 2014	300,000	$2.00	4.88 years	$285,000	$2.00

Exercisable June 30, 2014	300,000	$2.00	4.88 years	$285,000	$2.00
Exercisable December 31, 2013	–	–	–	–

Note 14: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of June 30, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 15: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each receives an annual base salary of $200,000 and $180,000, respectively.

Effective May 26, 2014, the Company entered into an employment agreement with Andrew Berman for the newly created position of Senior Vice President – International Sales. The agreement has a one year term with one additional one year term subject to approval of the Company and Mr. Berman. The agreement provides for an annual salary of $175,000.

Note 16: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.

Rental expenses incurred for operating leases during the three months ended June 30, 2014 and 2013 were $34,529 and $1,254, respectively.  During the six months ended June 30, 2014 and 2013, rental expenses were $70,344 and $8,201, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2014	$68,323
2015	45,860
$114,183

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

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 30, 2014 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On July 14, 2014, the Company employed Stone Newman in the newly created operating position of President – Worldwide Consumer Products and executed a three-year employment agreement which either party may terminate on the 12th and 24th month anniversary upon thirty (30) days’ notice. Mr. Newman will have oversight over all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming as well as certain brands he previously managed prior to his employment by the Company. The agreement provides Mr. Newman with an annual salary of $275,000 plus an additional participation for certain customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three and six months ended June 30, 2014 and 2013. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Recent Updates

During the second quarter of 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Worldwide Consumer Products wherein he will manage all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock called the Series A Convertible Preferred Stock. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

On May 14, 2014, we entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 6,000 shares of its newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to the Company of $6,000,000. The closing of the transaction was subject to certain customary closing conditions and closed on May 15, 2014.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2014 and 2013

Our summary results for the three months ended June 30, 2014 and 2013 are below:

	6/30/2014	6/30/2013	Change	% Change
Revenues	$217,196	$622,324	$(405,128)	-65%
Costs and Operating Expenses	(1,046,389)	(1,067,912)	21,523	-2%
Depreciation and Amortization	(29,088)	(39,003)	9,915	-25%
Loss from Operations	(858,282)	(484,591)	(373,691)	-77%

Other Income	7,156	16	7,140	44625%
Interest Expense	(21)	(155,483)	155,462	-100%
Interest Expense - Related Parties	(6,207)	(6,810)	603	-9%
Gain (loss) on distribution contracts	(50,000)	–	(50,000)	N/A
Gain (loss) on extinguishment of debt	12,593	–	12,593	N/A
Gain (loss) on disposition of assets	(70,905)	–	(70,905)	N/A
Gain (loss) on inventory	(174,963)	–	(174,963)	N/A
Gain (loss) on derivative valuation	–	103,619	(103,619)	-100%
Net Other Income (Expense)	(282,347)	(58,658)	(223,689)	381%

Income tax provision	–	–	–	N/A

Net Loss	$(1,140,629)	$(543,249)	$(597,380)	-110%

Net Loss per common share	$(0.18)	$(0.75)

Weighted average shares outstanding	6,221,947	722,911

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	6/30/2014	6/30/2013	Change	% Change
Product Sales	$118,495	$394,772	$(276,277)	-70%
Content Distribution	36,814	–	36,814	N/A
Licensing & Royalties	61,887	227,552	(165,665)	-73%
Total Revenue	$217,196	$622,324	$(405,128)	-65%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website. During the three months ended June 30, 2014, product sales decreased by $276,277 due in part to a general decline in market demand for CDs and DVDs as well as the Company’s shift in emphasis away from physical goods distribution.

Television & Home Entertainment revenue totaled $36,814 during three months ended June 30, 2014 with no comparable amounts in 2013 due to the Merger. Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television in domestic and foreign markets and the sale of DVDs for home entertainment.

Licensing and royalty revenue includes items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as for our brands licensed to others to manufacture and/or market, both internationally and domestically.  During the three month period ended June 30, 2014 compared to June 30, 2013, this category had decreased from $227,552 to $61,887, or $165,665 (73%). This decrease is due to the shift in the Company’s focus from third party off-brand product to more kid-oriented product that is more consistent with the Company’s brand.

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $21,524 (2%) for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013.

	6/30/2014	6/30/2013	Change	% Change
Cost of Sales	$105,112	$332,668	$(227,556)	-68%
General and Administrative	855,238	628,324	226,914	36%
Marketing and Sales	80,112	104,072	(23,960)	-23%
Product Development	5,926	2,848	3,078	108%
Total Costs and Operating Expenses	$1,046,388	$1,067,912	$(21,524)	-2%

Cost of Sales decreased $227,556 (68%), during three months ended June 30, 2014 compared to the same period of 2013. The decrease was a result of the decrease in product sales discussed above.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended June 30, 2014 increased $226,914 (36%) as compared to the three months ended June 30, 2013. The aggregate increase for the category includes increases of professional fees of $186,621, other general and administration expenses of $162,173, and bad debt expense of $55,000 all offset by decreases of $108,165 in salaries and wages and $101,988 in stock based compensation expense.

Marketing and sales expenses decreased $23,960 (23%) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to decreases in sales commission expenses and other advertising expenses.

Product development expenses are for routine and periodic alterations to existing products. For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, these expenses increased by $3,078 (108%), primarily due to increased demand for alterations to our existing products.

Interest Expense. During the three months ended June 30, 2014, interest expense resulted from certain related party short-term debt and other operating interest expense. During the prior period, interest expense related to interest expense recognized in relation to certain related-party notes payable and other operating interest expense as well as interest expense related to certain debentures.

	6/30/2014	6/30/2013	Change	% Change
Interest Expense - Operating	$21	$2,222	$(2,202)	-99%
Interest Expense - Related Party	6,207	6,810	(603)	-9%
Interest Expense - Debenture	–	153,261	(153,261)	-100%
Interest Expense	$6,228	$162,293	$(156,065)	-96%

From 2007 through 2009, the Company borrowed funds from members of its previous management team, the proceeds of which were used to pay operating obligations of the Company. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the three months ended June 30, 2014 and 2013 in the amounts of $0 and $3,722, respectively.

During 2011, four of the Company’s former officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the three months ended June 30, 2014 and 2013 in the amounts of $0 and $3,088, respectively.

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s Chief Executive Officer, Andrew Heyward. As of June 30, 2014, these advances totaled $415,787. These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6%. During the quarter ended June 30, 2014, the Company recognized imputed interest expense of $6,207 with no comparable amount recognized in the prior period.

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 50,000 shares of the Company’s common stock. On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions (the “Reissued Debenture”). The interest rate and maturity date of the Reissued Debenture were not changed. In association with the Merger, the Company converted all remaining balances into shares of common stock. For the three months ended June 30, 2014 compared to the same period of 2013, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $0 and $153,261, respectively.

Comparison of Results of Operations for the six months ended June 30, 2014 and 2013

Our summary results for the six months ended June 30, 2014 and 2013 are below:

	6/30/2014	6/30/2013	Change	% Change
Revenues	$393,478	$1,356,563	$(963,085)	-71%
Costs and Operating Expenses	(2,086,180)	(2,454,015)	367,835	-15%
Depreciation and Amortization	(53,629)	(78,175)	24,546	-31%
Loss from Operations	(1,746,331)	(1,175,627)	(570,704)	-49%

Other Income	7,789	32	7,757	24241%
Interest Expense	(2,230)	(310,742)	308,512	-99%
Interest Expense - Related Parties	(13,370)	(13,534)	164	-1%
Gain (loss) on distribution contracts	(47,229)	–	(47,229)	N/A
Gain (loss) on extinguishment of debt	52,447	–	52,447	N/A
Gain (loss) on disposition of assets	(70,905)	–	(70,905)	N/A
Gain (loss) on inventory	(174,963)	–	(174,963)	N/A
Gain (loss) on derivative valuation	–	10,757	(10,757)	-100%
Net Other Income (Expense)	(248,461)	(313,487)	65,026	-21%

Income tax provision	–	–	–	N/A

Net Loss	$(1,994,792)	$(1,489,114)	$(505,678)	-34%

Net Loss per common share	$(0.33)	$(2.05)

Weighted average shares outstanding	6,126,292	724,903

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	6/30/2014	6/30/2013	Change	% Change
Product Sales	$204,636	$1,097,585	$(892,949)	-81%
Content Distribution	87,275	–	87,275	N/A
Licensing & Royalties	101,567	258,978	(157,411)	-61%
Total Revenue	$393,478	$1,356,563	$(963,085)	-71%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website. During the six months ended June 30, 2014, product sales decreased by $892,949 due in part to a general decline in market demand for CDs and DVDs as well as the Company’s shift in emphasis away from physical goods distribution.

Television & Home Entertainment revenue totaled $87,275 during six months ended June 30, 2014 with no comparable amounts in 2013 due to the Merger. Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television in domestic and foreign markets and the sale of DVDs for home entertainment.

Licensing and royalty revenue includes items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as for our brands licensed to others to manufacture and/or market, both internationally and domestically.  During the six month period ended June 30, 2014 compared to June 30, 2013, this category decreased from $258,978 to $101,567, or $157,411 (61%). This decrease is due to the shift in the Company’s focus from third party off-brand product to more kid-oriented product that is more consistent with the Company’s brand.

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $367,835 (15%) for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013.

	6/30/2014	6/30/2013	Change	% Change
Cost of Sales	$241,147	$979,977	$(738,830)	-75%
General and Administrative	1,720,340	1,285,408	434,932	34%
Marketing and Sales	117,880	158,791	(40,911)	-26%
Product Development	6,813	29,839	(23,026)	-77%
Total Costs and Operating Expenses	$2,086,180	$2,454,015	$(367,835)	-15%

Cost of Sales decreased $738,830 (75%), during six months ended June 30, 2014 compared to the same period of 2013. The decrease was a result of the decrease in product sales discussed above.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the six months ended June 30, 2014 increased $434,932 (34%) as compared to the six months ended June 30, 2013. The aggregate increase for the category includes increases of professional fees of $441,984, other general and administration expenses of $306,689, and bad debt expense of $55,000 all offset by decreases of $270,616 in salaries and wages and $160,268 in stock based compensation expense.

Marketing and sales expenses decreased $40,911 (26%) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to decreases in sales commission expenses and other advertising expenses.

Product development expenses are for routine and periodic alterations to existing products. For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, these expenses decreased by $23,026 (77%), primarily due to decreased demand for alterations to our existing products.

Interest Expense. During the six months ended June 30, 2014, interest expense resulted from certain related party short-term debt and other operating interest expense. During the prior period, interest expense related to interest expense recognized in relation to certain related-party notes payable and other operating interest expense as well as interest expense related to certain debentures.

	6/30/2014	6/30/2013	Change	% Change
Interest Expense - Operating	$2,230	$4,220	$(1,991)	-47%
Interest Expense - Related Party	13,370	13,534	(164)	-1%
Interest Expense - Debenture	–	306,522	(306,522)	-100%
Interest Expense	$15,600	$324,276	$(308,676)	-95%

From 2007 through 2009, the Company borrowed funds from members of its previous management team, the proceeds of which were used to pay operating obligations of the Company. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the six months ended June 30, 2014 and 2013 in the amounts of $0 and $7,388, respectively.

During 2011, four of the Company’s former officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the six months ended June 30, 2014 and 2013 in the amounts of $0 and $6,146, respectively.

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s Chief Executive Officer, Andrew Heyward. As of June 30, 2014, these advances totaled $415,787. These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6%. During the six months ended June 30, 2014, the Company recognized imputed interest expense of $13,370 with no comparable amount recognized in the prior period.

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) the $1,000,000 16% Debenture, and (ii) the Debenture Warrant to purchase up to 50,000 shares of the Company’s common stock. On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 a Reissued Debenture. The interest rate and maturity date of the Reissued Debenture were not changed. In association with the Merger, the Company converted all remaining balances into shares of common stock. For the six months ended June 30, 2014 compared to the same period of 2013, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $0 and $306,522, respectively.

Liquidity

Six Months Ended June 30, 2014 Compared to June 30, 2013

Cash totaled $5,576,206 and $253,390at June 30, 2014 and 2013, respectively. The change in cash is as follows:

	6/30/2014	6/30/2013	Change
Cash provided (used) by operations	$(1,234,446)	$(85,918)	$(1,148,528)
Cash provided (used) in investing activities	(89,481)	(172,518)	83,037
Cash provided (used) in financing activities	6,373,023	64,278	6,308,745
Increase (decrease) in cash	$5,049,096	$(194,158)	$5,243,254

During our periods ended June 30, 2014 and 2013, our primary sources of cash were financing activities. During 2014, our financing activities related primarily to the sale of shares of common stock and Series A Convertible Preferred Stock as well as the execution of a long-term, exclusive supply chain services agreement. During the comparable period in 2013, our financing activities related to the receipt of funds related to the issuance costs of certain debentures. During both periods, these funds were primarily used to fund operations as well as investments in intangible assets and capitalized product development.

Operating Activities

Cash used by operations in the six months ended June 30, 2014 was $1,234,446 as compared to a use of $85,918 during the same period of 2013, representing an increase in cash used in operations of $1,148,528 based on the operating results discussed above as well as increases in film and television costs related to the commencement of production of the second installment of the feature film Stan Lee and the Mighty 7 and episodes of the Thomas Edison: Secret Lab off-set by the receipt of $250,000 for a musical composition administration services with a third party.

Investing Activities

Cash used by investing activities for the six months ended June 30, 2014 was $89,481 as compared to a use of funds of $172,518 for the comparable period in 2013 is the result of the creation of a new website and the ongoing development of the Company’s web-based streaming service.

Financing Activities

Cash generated from financing activities during the six months ended June 30, 2014 was $6,373,023 as compared to $64,278 generated in comparable period in 2013. The increase in cash provided by financing activities relates to the following activities during the first half of 2014:

•	The sale of common stock during the first quarter of 2014 for which the Company received net proceeds of $355,116;
•	The execution of a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014, with the remaining $750,000 due by January 17, 2015;
•	The sale of 6,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for which the Company received net proceeds of $5,379,915; and
•	Expenditures of $103,766 for the repayment of related party notes offset these increases.

Capital Resources

As of June 30, 2014, the Company does not have any material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are ineffective, for the period ended June 30, 2014, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As noted in our December 31, 2013 Form 10-K, the Company disclosed certain material weaknesses and during the period ending June 30, 2014, the Company has taken the following steps to correct the material weaknesses identified in that report:

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 16, 2014, the Company issued 305,562 shares of common stock to investors in the Company’s November 2013 and January 2014 private placement. Pursuant to the Securities Purchase Agreement associated with that offering, for a period of three years after the initial closing of the offering, investors are entitled to additional shares if the Company issues securities pursuant to which shares of common stock may be acquired at a price less than the per share purchase price in that offering or $3.50 per share. The issuance of the Series A Convertible Preferred Stock in May of 2014, as described above, triggered this issuance of these additional shares.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended June 30, 2014.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 14, 2014	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Richard Staves
Richard Staves, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

