Form 10-Q
period 2014-09-30
Genius Brands International, Inc.
filed 2014-11-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,374,450 shares of common stock, par value $0.001, were outstanding as of November 7, 2014.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

September 30, 2014 (unaudited) and December 31, 2013 (audited)

	9/30/2014	12/31/2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,167,606	$527,110
Accounts Receivable, net	343,305	893,826
Inventory, net	21,162	224,351
Prepaid and Other Assets	287,579	582,056
Total Current Assets	5,819,652	2,227,343

Property and Equipment, net	44,125	78,748
Film and Television Costs	156,592	–
Capitalized Product Development in Process	–	54,575
Intangible Assets, net	1,890,179	1,865,706
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$18,276,353	$14,592,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$356,193	$889,919
Accrued Expenses	207,112	219,275
Deferred Revenue and Advances – Current Portion	222,995	107,264
Accrued Salaries and Wages	119,758	59,958
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	411,642	516,659
Total Current Liabilities	2,242,700	2,718,075

Long Term Liabilities:
Deferred Revenue and Advances	694,917	378,000
Services Advance	739,883	–
Total Liabilities	3,677,500	3,096,075

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 6,000 and 0 shares issued and outstanding, respectively	6	–
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,383,450 and 5,918,704 shares issued and outstanding, respectively	6,384	5,919
Additional Paid in Capital	34,860,281	28,914,238
Accumulated Deficit	(20,267,818)	(17,424,055)
Total Stockholders’ Equity	14,598,853	11,496,102

Total Liabilities and Stockholders’ Equity	$18,276,353	$14,592,177

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Periods Ending September 30, 2014 and 2013 (unaudited)

	Three Months Ended		Nine Months Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Revenues:
Product Sales	$239,392	$170,105	$444,028	$1,267,689
Television & Home Entertainment	25,635	–	112,910	–
Licensing & Royalties	53,774	42,905	155,341	301,884
Total Revenues	318,801	213,010	712,279	1,569,573

Cost of Sales (Excluding Depreciation)	172,870	208,362	414,017	1,188,339

Gross Profit	145,931	4,648	298,262	381,234

Operating Expenses:
Product Development	7,380	60	14,193	29,899
Professional Services	202,154	(10,911)	822,997	167,448
Rent Expense	34,863	–	105,207	8,201
Marketing & Sales	102,212	45,353	220,093	204,144
Depreciation & Amortization	29,673	38,071	83,301	116,246
Salaries and Related Expenses	442,760	333,346	1,003,234	1,164,436
Stock Compensation Expense	–	52,122	–	212,390
Bad Debt Expense	–	–	55,000	–
Other General & Administrative	191,774	158,316	605,454	265,807
Total Operating Expenses	1,010,816	616,357	2,909,479	2,168,571

Loss from Operations	(864,885)	(611,709)	(2,611,217)	(1,787,337)

Other Income (Expense):
Other Income	22,156	10	29,945	42
Interest Expense	–	(589,606)	(2,230)	(900,348)
Interest Expense - Related Parties	(6,241)	(7,964)	(19,611)	(21,497)
Gain (loss) on distribution contracts	–	–	(47,229)	–
Gain (loss) on extinguishment of debt	–	(217,376)	52,447	(217,376)
Gain (loss) on disposition of assets	–	–	(70,905)	–
Gain (loss) on inventory	–	–	(174,963)	–
Gain (loss) on derivative valuation	–	(1,061,791)	–	(1,051,034)
Loss on exchange of warrants	–	(308,500)	–	(308,500)
Net Other Income (Expense)	15,915	(2,185,227)	(232,546)	(2,498,713)

Loss before Income Tax Expense	(848,970)	(2,796,936)	(2,843,763)	(4,286,050)

Income Tax Expense	–	–	–	–

Net Loss	$(848,970)	(2,796,936)	$(2,843,763)	(4,286,050)

Net Loss per common share	$(0.13)	$(3.77)	$(0.46)	$(5.83)

Weighted average shares outstanding	6,383,450	742,170	6,129,391	734,804

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)

	9/30/2014	9/30/2013
Cash Flows from Operating Activities:
Net Loss	$(2,843,763)	$(4,286,050)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	37,774	7,186
Amortization Expense	45,527	109,060
Imputed Interest Expense – Related Party	19,611	–
Bad Debt Expense	55,000	–
Accretion of Discount on Convertible Debentures	–	278,577
Issuance of Common Stock for Interest Expense	–	40,000
Issuance of Common Stock for Services	–	167,259
Stock Compensation Expense	–	212,390
Prepaid Consulting Services Expense	280,482	–
(Gain) Loss on Extinguishment of Debt	(52,447)	217,376
(Gain) Loss on Derivative Valuation	–	1,051,034
(Gain) Loss on Distribution Contracts	47,229	–
(Gain) Loss on Disposition of Assets	70,905	–
(Gain) Loss on Inventory	174,963	–
Loss on Conversion of Warrants to Common Stock	–	308,500
Interest expense recognized on debenture conversion	–	488,572

Decrease (increase) in operating assets:
Accounts Receivable	495,522	834,936
Inventory	28,226	54,651
Prepaid Expenses & Other Assets	138,295	1,597
Film and Television Costs, net	(156,592)	–

Increase (decrease) in operating liabilities:
Accounts Payable	(448,708)	(136,710)
Accrued Salaries	59,800	451,294
Accrued Interest	–	8,280
Accrued Interest - Related Party	–	21,498
Deferred Revenue and Advances	432,648	(68,596)
Other Accrued Expenses	(9,392)	(228,433)
Net cash used in operating activities	(1,624,920)	(467,579)

Cash Flows from Investing Activities:
Investment in Capitalized Product Development	(16,330)	–
Investment in Intangible Assets	(70,000)	(151,133)
Investment in Fixed Assets	(3,151)	(2,825)
Net cash used in investing activities	(89,481)	(153,958)

Cash Flows from Financing Activities:
Sale of Preferred Stock	6,000,000	–
Sale of Common Stock	360,000	–
Proceeds from Services Advance	750,000	–
Repayment of Services Advance	(10,117)	–
Payments of Related Party Notes	(105,017)	–
Debt Issuance Costs	(15,000)	–
Common Stock Offering Costs	(4,884)	(800)
Preferred Stock Offering Costs	(620,085)	–
Common Stock Subscription Payable	–	100,000
Proceeds of Short Term Notes	–	309,000
Net cash provided by financing activities	$6,354,897	$408,200

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows (continued)

Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)

	9/30/14	9/30/13
Net increase in Cash and Cash Equivalents	$4,640,496	$(213,337)
Beginning Cash and Cash Equivalents	527,110	447,548
Ending Cash and Cash Equivalents	$5,167,606	$234,211

Cash paid for income taxes	$–	$–
Cash paid for interest	$2,230	$40,000

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$32,572	$–
Common Stock issued for Prepaid Services	$113,998	$–
Accrued Salaries converted to Short Term Notes Payable	$–	$221,000
Conversion of Debenture to Common Stock	$–	$75,000
Conversion of Warrants to Common Stock	$–	$216,871

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013 (audited)	5,918,704	$5,919	–	$–	$28,914,238	$(17,424,055)	$11,496,102
			–
Common Stock Issued for Cash, Net of Offering costs	102,860	103	–	–	355,013	–	355,116
Common Stock Issued for Purchase Price Adjustment pursuant to Securities Purchase Agreement	305,562	306	–	–	(306)	–	–
Common Stock Issued in exchange for repayment of Accounts Payable	8,143	8	–	–	32,564	–	32,572
Common Stock Issues for Services	48,000	48	–	–	159,252	–	159,300
Series A Convertible Preferred Stock Issued for Cash, Net of Offering Costs	–	–	6,000	6	5,379,909	–	5,379,915
Imputed Interest for Member Advances	–	–	–	–	19,611	–	19,611
Adjustment to reconcile shares outstanding due to Reverse Stock Split	181	–	–	–	–	–	–
Net Loss	–	–	–	–	–	(2,843,763)	(2,843,763)
Balance, September 30, 2014 (unaudited)	6,383,450	$6,384	6,000	$6	$34,860,281	$(20,267,818)	$14,598,853

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

September 30, 2014 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our” or the “Company”) is a global brand management company that creates and licenses multimedia content for children from toddlers to tweens. The Company creates "content with a purpose," meaning content that is as entertaining as it is enriching. The Company’s growing library of content includes the Baby Genius products, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics LLC, a joint venture between A Squared Entertainment, LLC (“A Squared”), a wholly owned subsidiary of the Company; POW Entertainment Inc. (“POW”); and Archie Comic Publications, Inc. (“Archie”).

A Squared is a brand management and licensing company that represents third party properties across a broad range of categories in territories around the world including “Psycho Bunny”, a luxury apparel line; “From Frank”, a humor greeting card and product line; “Elecktro Kids” and “MIP” both from Wowee Toys; products from Celessence Technologies, the world's leading microencapsulation company; and Archie Comics.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, Klaus Moeller, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. On October 17, 2011 and October 18, 2011, the Company filed Articles of Merger with the Secretary of State of the State of Nevada and with the Secretary of State of the State of California, respectively. As previously described on the Company’s Schedule 14C Information Statement, filed with the Securities and Exchange Commission on September 21, 2011, by filing the Articles of Merger, the Company (i) changed its state of incorporation to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, on November 29, 2011, the Company’s trading symbol changed from “PENT” to “GNUS”.

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared, A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became our wholly-owned subsidiary. As a result of the Merger, the Company acquired the business and operations of A Squared.

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

During 2014, the Company began a series of strategic initiatives to restructure its operations in the areas of product sales, content distribution, production, and development which include:

•	During the second quarter of 2014, the Company began phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. On July 14, 2014, the Company employed Stone Newman in the newly created position of President - Worldwide Consumer Products to manage all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming.

•	Prior to the third quarter of 2014, the Company utilized a sales agent to license its content to international television broadcasters. To exert greater control over the distribution of its content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division.

•	During the third quarter of 2014 and subsequent thereto, the Company has partnered with various pre-production, production, animation service providers in which those parties provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues as well as the ability to distribute the series in certain languages in certain territories.

•	In addition to distributing its content as described above, the Company seeks to distribute its content through additional multi-media platforms. During the first three quarters of 2014, the Company has partnered with various vendors in the areas of music publishing, digital music distribution, VOD, and gaming device platforms.

•	In order to refresh and grow its portfolio of brands, the Company follows a disciplined approach to development in which it evaluates existing projects to ensure those chosen for production are most well-suited for the Company’s mission to create “content with a purpose.”

Liquidity

Historically, the Company has incurred net losses. As of September 30, 2014, the Company had an accumulated deficit of $20,267,818 and a total stockholders’ equity of $14,598,853. At September 30, 2014, the Company had current assets of $5,819,652, including cash of $5,167,606 and current liabilities of $2,242,700, including short-term debt to related parties which bears no interest and has no stated maturity of $411,642 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $3,576,952. For the three and nine months ended September 30, 2014, the Company reported a net loss of $848,970 and $2,843,763, respectively, and reported net cash used by operating activities during the nine months ended September 30, 2014 of $1,624,920.

Management believes that its funds from the issuance of common stock in the first quarter of 2014, funds from the issuance of Series A Convertible Preferred Shares during the second quarter of 2014, proceeds from a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014, and proceeds from music advances of $500,000 received in the second and third quarters will be sufficient to fund its planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce or terminate certain operations.

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

Significant Accounting Policies

Allowance for Sales Returns - An Allowance for Sales Returns is estimated based on average sales during the previous year.  Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at September 30, 2014 and December 31, 2013 should be $30,185 and $43,000, respectively.

Inventories - Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $274,241 and $93,607 established as of September 30, 2014 and December 31, 2013, respectively.

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

Advertising Costs - The Company’s marketing and sales costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials.  In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred.  Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company. Advertising expense for the three months ended September 30, 2014 and 2013 was $32,136 and $682, respectively. For the nine months ended September 30, 2014 and 2013, advertising expenses was $97,342 and $14,915, respectively.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

Immediately following the Merger, the Company’s pre-Merger shareholders and option holders owned approximately 50% of the Company’s common stock on a fully-diluted basis, and former A Squared members directly and indirectly owned approximately 50% of the Company’s common stock on a fully diluted basis.

Pursuant to the terms and conditions of the Merger:

•	At the closing of the Merger, the membership interests of A Squared issued and outstanding immediately prior to the closing of the Merger were cancelled, and the Member received 2,972,183 shares of our common stock.

•	Upon the closing of the Merger, Klaus Moeller resigned as the Company’s Chief Executive Officer and Chairman, Larry Balaban resigned as the Company’s Corporate Secretary, and Howard Balaban resigned as the Company’s Vice President of Business Development. Simultaneously with the effectiveness of the Merger, Andrew Heyward was appointed as the Company’s Chief Executive Officer, Amy Moynihan Heyward was appointed as the Company’s President and Gregory Payne was appointed as the Company’s Corporate Secretary. Mr. Moeller remained a director of the Company until his subsequent resignation on May 15, 2014.

•	Effective upon the Company’s meeting its information obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Michael Meader, Larry Balaban, Howard Balaban and Saul Hyatt resigned as directors of the Company and Andrew Heyward, Amy Moynihan Heyward, Lynne Segall, Jeffrey Weiss, Joseph “Gray” Davis, William McDonough and Bernard Cahill were appointed as directors of the Company. On December 9, 2013, these changes to the Board of Directors were made effective.

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

Proforma

Included in the consolidated statement of operations for three and nine months ended September 30, 2014 are revenues of $27,998 and $125,273, respectively, and net loss of $136,031 and $719,411, respectively, attributed to A Squared from the date of acquisition.

The table below presents the proforma revenue and net loss for the three and nine months ended September 30, 2014 and 2013, assuming the Merger had occurred on January 1, 2013, pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had Merger occurred on this date nor does it purport to predict the results of operations for future periods.

	Three Months Ended (1)		Nine Months Ended (2)
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Revenues	$318,801	$277,867	$712,279	$1,721,734
Net Loss	$(848,970)	$(1,343,870)	$(2,843,763)	$(3,829,654)

(1)	Net loss during the three months ended September 30, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $589,606, loss on derivative valuation of $1,061,791, loss on extinguishment of debt of $217,376, and loss on exchange of warrants of $308,500.
(2)	Net loss during the nine months ended September 30, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $900,348, loss on derivative valuation of $1,051,034, loss on extinguishment of debt of $217,376, and loss on exchange of warrants of $308,500.

Note 4: Investment in Stan Lee Comics LLC

In November 2009, A Squared formed a joint venture, Stan Lee Comics, LLC, with POW, a California corporation, and Archie, a New York corporation, to create, produce, and distribute comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

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

Pursuant to ASC 323-30, as of September 30, 2014, the Company has recorded the Investment in Stan Lee Comics LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

Note 5: Inventory

During the second quarter of 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. On July 14, 2014, the Company employed Stone Newman in the newly created position of President - Worldwide Consumer Products to manage all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming.

As of September 30, 2014, the Company had recorded a total reserve of $274,241. During the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory.

Note 6: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Furniture and Equipment	$12,385	$12,385
Computer Equipment	35,645	32,493
Leasehold Improvements	99,778	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(119,420)	(81,645)
Property and Equipment, Net	$44,125	$78,748

During the three months ended September 30, 2014 and 2013, the Company recorded depreciation expense of $12,666 and $2,165, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded depreciation expense of $37,774 and $7,186, respectively.

Note 7: Film and Television Costs and Capitalized Product Development in Process

As of September 30, 2014, the Company had Film and Television Costs of $156,592 compared to $0 at December 31, 2013. The increase relates to the commencement of production of the second installment of the feature film Stan Lee and the Mighty 7 and episodes of the Thomas Edison’s Secret Lab.

As of September 30, 2014, the Company had Capitalized Product Development in Process of $0 compared to $54,575 as of December 31, 2013. During the second quarter of 2014, the Company ceased development of its e-commerce website and web-based streaming services. As the Company deemed the services unusable, it recognized impairment expense of $70,905 during the second quarter.

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

Intangible Assets, Net

The Company had following intangible assets as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,257,129
Other Intangible Assets	70,000	–
Less Accumulated Amortization (c)	(3,306,781)	(3,261,254)
Intangible Assets, Net	$1,890,179	$1,865,706

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization. They are tested annually for the recognition of impairment expense.

(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2013, it was determined that certain “Other Intangible Assets” totaling $470,685 in gross asset value, with accumulated amortization of $228,961, were to be retired giving rise to an associated loss on disposition of assets totaling $241,723. During the period ended September 30, 2014, the Company did not recognize any similar impairment.

(c)	During the three months ended September 30, 2014 and 2013, the Company recognized $17,006 and $35,906, respectively, in amortization expense related to these intangible assets. During the nine months ended September 30, 2014 and 2013, the Company recognized $45,527 and $109,060, respectively, in amortization expense related to these intangible assets.

Note 9: Deferred Revenue and Advances

As of September 30, 2014 and December 31, 2013, the Company had advances of $871,667 and $450,000, respectively.

As a result of the Merger, the Company assumed from A Squared an April 2013 agreement for an advance of $450,000 for the music rights of certain A Squared properties. During the second quarter of 2014, the Company executed an agreement with the same counterparty for another music advance of $250,000 covering the properties held by the Company prior to the Merger. Pursuant to ASC 928-430-25-1, the Company began recognizing revenue under these agreements on May 1, 2014.

During the third quarter of 2014, the Company executed another music advance agreement for $250,000. Pursuant to ASC 928-430-25-1, the Company began recognizing revenue under these agreements on August 1, 2014.

As of September 30, 2014 and December 31, 2013, the Company had deferred revenue of $46,245 and $35,264, respectively. Deferred revenue represents amounts collected from licensees and customers for which revenue recognition criteria have not been met.

Note 10: Accrued Liabilities

As of September 30, 2014 and December 31, 2013, the Company has the following accrued liabilities:

	9/30/2014	12/31/2013
Accrued Salaries and Wages
Accrued Salaries and Wages	$119,758	$59,958

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	739,883	–

Accrued Expenses
Other Accrued Expenses	207,112	219,275

Total Accrued Liabilities	$1,991,753	$1,204,233

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability and has not heard from the claimant for two years.

(b)	During the first quarter of 2014, the Company entered into an exclusive three year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company will receive a total of $1,500,000, $750,000 of which was received during the first quarter of 2014 with the remaining $750,000 due by January 17, 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Note 11: Short Term Revolving Credit Facility

On August 15, 2014, the Company entered into a Revolving Line of Credit (the “Line of Credit”) with SunTrust Bank (“SunTrust”) with availability equal to a maximum of Two Million Dollars ($2,000,000) (the “Loan Amount”), evidenced by a note (the “Note”). All outstanding amounts under the Note shall be due and payable on August 12, 2015 and shall accrue interest at a rate equal to the one month LIBOR Rate (as defined in Addendum A to the Note) plus 4.75% per annum, subject to adjustment (the “Interest Rate”). Repayment of the Loan Amount is secured by the assets of the Company pursuant to the terms of a security agreement. The Note is subject to certain “events of default”, including, but not limited to, the failure by the Company to pay any amount due and owing under the Note when it becomes due and the entry of a judgment or the issuance or service of any attachment, levy or garnishment against the Company or the property of the Company or the repossession or seizure of the property of the Company. Upon the occurrence of any proscribed event of default, SunTrust shall have no obligation to fund the Note or make any advancement under the Note and SunTrust, at its option, may declare the entire outstanding principal balance, together with all interest thereon, to be immediately due and payable. Upon the occurrence of an event of default, SunTrust may, at its option, charge interest on the unpaid balance of the Note at the lesser of (i) the Interest Rate plus 4% per annum or (ii) the maximum rate allowed by law.

As of September 30, 2014, the Company had no outstanding balances under the Note. During the three and nine months ended September 30, 2014, the Company recognized interest expense of $1,917 and $1,917, respectively, based on certain non-usage fees on the unused portion of the Loan Amount.

Note 12: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of September 30, 2014, these advances totaled $411,642, compared to $516,659 as of December 31, 2013. During the nine months ended September 30, 2014, the Company repaid a portion of the advances to its Chief Executive Officer, Andrew Heyward, in the amount of $105,017.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During the three and nine months ended September 30, 2014, the Company recognized imputed interest expense of $6,241 and $19,611 as a contribution to additional paid-in capital, respectively.

Note 13: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporate actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the Company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of September 30, 2014 and December 31, 2013, the total number of authorized shares of common stock was 700,000,000.

As part of the aforementioned consent solicitation, stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date, also voted by written consent to approve a proposal to effect a reverse split of the Company’s common stock in a ratio to be determined by the Board which would not be less than One for Ten (1:10) and not more than One for One-Hundred (1:100), which was to be effective no later than September 30, 2014, at such ratio and at such time in the sole discretion of the Board and in lieu of issuing any fractional shares resulting from the reverse split, to issue the next whole share (the “Reverse Split”).

On April 2, 2014, we filed an amendment to our Articles of Incorporation to affect the Reverse Split on a one-for-one hundred basis. The Reverse Split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the Reverse Split.

As of September 30, 2014 and December 31, 2013, there were 6,383,450 and 5,918,704 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the nine months ended September 30, 2014:

•	On January 10, 2014, the Company issued 102,860 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000 and paid related offering costs of $4,884.

•	On January 10, 2014, the Company issued 8,143 shares of common stock as an extinguishment of a $28,500 accounts payable balance for services rendered in relation to the private placement. The shares were valued at the market price of $4.00 per share giving rise to a loss on the extinguishment of accounts payable of $4,072.

•	On January 29, 2014, the Company issued 18,000 shares of common stock to a third party for prepaid investor relations services at $3.50 per share for a six month period beginning in January 2014.

•	On May 1, 2014, the Company issued 30,000 shares of common stock to a third party for creative design and development services at $3.21 per share.

•	On June 16, 2014, the Company issued 305,562 shares of common stock to investors in the Company’s November 2013 and January 2014 private placement. Pursuant to the Securities Purchase Agreement associated with that offering, for a period of three years after the initial closing of the offering, investors are entitled to additional shares if the Company issues securities pursuant to which shares of common stock may be acquired at a price less than the per share purchase price in that offering or $3.50 per share. The issuance of the Series A Convertible Preferred Stock in May of 2014, as described below, triggered this issuance of these additional shares.

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

As of September 30, 2014, 6,000 shares of preferred stock were issued and outstanding. As of December 31, 2013, the Board of Directors had not authorized issuance of preferred shares.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock”. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

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

On May 14, 2014, we entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate of 6,000 shares of our newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to us of $6,000,000. Related to the sale, we incurred offering costs of $620,085 resulting in net proceeds of $5,379,915. The closing of the transaction was subject to certain customary closing conditions and closed on May 15, 2014.

Note 14: Stock Options

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

The following schedule summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2014:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2013	37,150	$6.00 - 55.00	3.55 years	$–	$32.00
Options Granted	–
Options Exercised	–
Options Expired	–
Balance at September 30, 2014	37,150	$6.00 - 55.00	2.82 years	$–	$32.00

Exercisable December 31, 2013	37,150	$6.00 - 55.00	3.41 years	$–	$32.00
Exercisable September 30, 2014	37,150	$6.00 - 55.00	2.82 years	$–	$32.00

During the three and nine months ended September 30, 2014, the Company did not recognize any stock based compensation expense. During the three and nine months ended September 30, 2013, the Company recognized stock based compensation expense of $52,122 and $212,390, respectively.

Note 15: Warrants

The Company has warrants outstanding to purchase up to 300,000 and 0 shares of our common stock at September 30, 2014 and December 31, 2013, respectively.

In connection with the sale of the Company’s newly designated Series A Convertible Preferred Stock in May 2014, Chardan Capital Markets LLC (“Chardan”) acted as sole placement agent in consideration for which Chardan received a cash fee of $535,000 and a warrant to purchase up to 300,000 shares of the Company’s common stock. These warrants vested immediately, have an exercise price of $2.00 per share, and have a five year term.

The following schedule summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2014:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Weighted Average Exercise
	Number of	Price	Contractual	Price
	Shares	per Share	Life	per Share

Balance at December 31, 2013	–	–	–	–
Warrants Granted	300,000	$2.00	4.63 years	$2.00
Warrants Exercised	–	–	–	–
Warrants Expired	–	–	–	–
Balance at September 30, 2014	300,000	$2.00	4.63 years	$2.00

Exercisable December 31, 2013	–	–	–	–
Exercisable September 30, 2014	300,000	$2.00	4.63 years	$2.00

Note 16: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of September 30, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 17: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each receives an annual base salary of $200,000 and $180,000, respectively.

Effective May 26, 2014, the Company entered into an employment agreement with Andrew Berman for the newly created position of Senior Vice President - International Sales. The agreement has a one year term with an additional one year term renewal subject to approval of the Company and Mr. Berman. The agreement provides for an annual salary of $175,000.

On July 14, 2014, the Company employed Stone Newman in the newly created operating position of President - Worldwide Consumer Products and executed a three-year employment agreement which either party may terminate on the 12th and 24th month anniversary upon thirty (30) days’ notice. Mr. Newman will have oversight over all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming as well as certain brands he previously managed prior to his employment by the Company. The agreement provides Mr. Newman with an annual salary of $275,000 plus an additional participation for certain customers.

Note 18: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.

Rental expenses incurred for operating leases during the three months ended September 30, 2014 and 2013 were $34,863 and $0, respectively.  During the nine months ended September 30, 2014 and 2013, rental expenses were $105,207 and $8,201, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2014	$34,395
2015	45,860
$80,255

Note 19: Commitment and Contingencies

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

Finally, in July 2014, the Company has partnered with Symbiosis Technologies in which Symbiosis will provide certain pre-production and production services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted revenues as well as the ability to distribute the series in certain territories.

Note 20: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2014 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On October 24, 2014, the Company and its Board of Directors accepted the resignation of Richard Staves as the Interim Chief Financial Officer of the Company. Mr. Staves did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company's operations, policies or practices.
•	On October 24, 2014, the Board of Directors of the Company approved the appointment of Rebecca D. Hershinger as Chief Financial Officer of the Company. Ms. Hershinger is serving as the Company’s Chief Financial Officer pursuant to the terms of a Letter Agreement, dated as of October 24, 2014, pursuant to which Ms. Hershinger shall be paid an aggregate of $55,000 for her services for eight months, plus reimbursement of certain out of pocket expenses and additional payments based on an hourly rate in the event Ms. Hershinger performs services for the Company outside the scope of her engagement.
•	On November 3, 2014, the Company authorized the cancellation of 9,000 share of common stock originally issued to a service provider in the first quarter of 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three and nine months ended September 30, 2014 and 2013. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

The MD&A is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Organization

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Member”) and A2E Acquisition LLC, our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.  A Squared is a children’s entertainment production company that produces original content for children and families and provides entertaining and educational media experiences. A Squared also creates comprehensive consumer product programs in the forms of toys, books and electronics. A Squared works with broadcasters, digital and online distributors and retailers worldwide as well as major toy companies, video game companies and top licensees in the kids and family arena.

Our Business

We are a global brand management company that creates and licenses multimedia content for children from toddlers to tweens. Led by industry veterans Andy Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company creates "content with a purpose," meaning content that is as entertaining as it is enriching. The Company’s growing library of content includes the Baby Genius products, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics LLC, a joint venture between A Squared; POW Entertainment Inc. (“POW”); and Archie Comic Publications, Inc. (“Archie”).

A Squared, a wholly owned subsidiary of the Company, is a brand management and licensing company that represents third party properties across a broad range of categories in territories around the world. A Squared currently represents “Psycho Bunny”, a luxury apparel line; “From Frank”, a humor greeting card and product line; “Elecktro Kids” and “MIP” both from Wowee Toys; products from Celessence Technologies, the world's leading microencapsulation company; and Archie Comics.

Recent Updates

During 2014, the Company began a series of strategic initiatives to restructure its operations in the areas of product sales, content distribution, production, and development which include:

•	During the second quarter of 2014, the Company began phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. On July 14, 2014, the Company employed Stone Newman in the newly created position of President - Worldwide Consumer Products to manage all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming.

•	Prior to the third quarter of 2014, the Company utilized a sales agent to license its content to international television broadcasters. To exert greater control over the distribution of its content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division.

•	During the third quarter of 2014 and subsequent thereto, the Company has partnered with various pre-production, production, animation service providers in which those parties provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues as well as the ability to distribute the series in certain languages in certain territories.

•	In addition to distributing its content as described above, the Company seeks to distribute its content through additional multi-media platforms. During the first three quarters of 2014, the Company has partnered with various vendors in the areas of music publishing, digital music distribution, VOD, and gaming device platforms.

•	In order to refresh and grow its portfolio of brands, the Company follows a disciplined approach to development in which it evaluates existing projects to ensure those chosen for production are most well-suited for the Company’s mission to create “content with a purpose.”

On August 15, 2014, the Company entered into a Revolving Line of Credit (the “Line of Credit”) with SunTrust Bank (“SunTrust”) with availability equal to a maximum of Two Million Dollars ($2,000,000) (the “Loan Amount”), evidence by a note (the “Note”). All outstanding amounts under the Note shall be due and payable on August 12, 2015 and shall accrue interest at a rate equal to the one month LIBOR Rate (as defined in Addendum A to the Note) plus 4.75% per annum, subject to adjustment (the “Interest Rate”). Repayment of the Loan Amount is secured by the assets of the Company pursuant to the terms of a security agreement. The Note is subject to certain “events of default”, including, but not limited to, the failure by the Company to pay any amount due and owing under the Note when it becomes due and the entry of a judgment or the issuance or service of any attachment, levy or garnishment against the Company or the property of the Company or the repossession or seizure of the property of the Company. Upon the occurrence of any proscribed event of default, SunTrust shall have no obligation to fund the Note or make any advancement under the Note and SunTrust, at its option, may declare the entire outstanding principal balance, together with all interest thereon, to be immediately due and payable. Upon the occurrence of an event of default, SunTrust may, at its option, charge interest on the unpaid balance of the Note at the lesser of (i) the Interest Rate plus 4% per annum or (ii) the maximum rate allowed by law.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2014 and 2013

Our summary results for the three months ended September 30, 2014 and 2013 are below:

	Three Months Ended
	9/30/2014	9/30/2013	Change	% Change
Revenues	$318,801	$213,010	$105,791	50%
Costs and Operating Expenses	(1,154,013)	(786,648)	(367,365)	47%
Depreciation and Amortization	(29,673)	(38,071)	8,398	-22%
Loss from Operations	(864,885)	(611,709)	(253,176)	-41%

Other Income	22,156	10	22,146	221,460%
Interest Expense	–	(589,606)	589,606	-100%
Interest Expense - Related Parties	(6,241)	(7,964)	1,723	-22%
Gain (loss) on distribution contracts	–	–	–	N/A
Gain (loss) on extinguishment of debt	–	(217,376)	217,376	-100%
Gain (loss) on disposition of assets	–	–	–	N/A
Gain (loss) on inventory	–	–	–	N/A
Gain (loss) on derivative valuation	–	(1,061,791)	1,061,791	-100%
Loss on Exchange of Warrants	–	(308,500)	308,500	-100%
Net Other Income (Expense)	15,915	(2,185,227)	2,201,142	-101%

Income tax provision	–	–	–	N/A

Net Loss	$(848,970)	$(2,796,936)	$1,947,966	70%

Net Loss per common share	$(0.13)	$(3.77)

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	9/30/2014	9/30/2013	Change	% Change
Product Sales	$239,392	$170,105	$69,287	41%
Television & Home Entertainment	25,635	–	25,635	N/A
Licensing & Royalties	53,774	42,905	10,869	25%
Total Revenue	$318,801	$213,010	$105,791	50%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website. During the three months ended September 30, 2014, product sales increased by $69,287 due to aggressive efforts in selling the Company’s remaining physical inventory.

Television & Home Entertainment revenue totaled $25,635 during three months ended September 30, 2014 with no comparable amounts in 2013 due to the Merger. Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television in domestic and foreign markets and the sale of DVDs for home entertainment.

Licensing and royalty revenue includes items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as for our brands licensed to others to manufacture and/or market, both internationally and domestically. During the three month period ended September 30, 2014 compared to September 30, 2013, this category increased by $10,869 due to the internal changes in the consumer products area of the Company’s business.

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, increased $367,365 for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.

	9/30/2014	9/30/2013	Change	% Change
Cost of Sales	$172,870	$208,362	$(35,492)	-17%
General and Administrative	871,551	532,873	338,678	64%
Marketing and Sales	102,212	45,353	56,859	125%
Product Development	7,380	60	7,320	12,200%
Total Costs and Operating Expenses	$1,154,013	$786,648	$367,365	47%

Cost of Sales decreased $35,492 during three months ended September 30, 2014 compared to the same period of 2013. The decrease was a result of the lower costs of the inventory being sold.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended September 30, 2014 increased $338,678 as compared to the three months ended September 30, 2013. The aggregate increase for the category includes increases of professional fees of $213,065, other general and administration expenses of $33,458, salaries and wages of $109,414 all offset by decreases of $52,122 in stock based compensation expense.

Marketing and sales expenses increased $56,859 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increases in sales commission expenses related to aggressive product sales, the amortization of certain prepaid marketing expenses, and other advertising expenses.

Product development expenses are for routine and periodic alterations to existing products. For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, these expenses increased by $7,320 primarily due to increased demand for alterations to our existing products.

Interest Expense. During the three months ended September 30, 2014, interest expense resulted from certain related party short-term debt and other operating interest expense. During the prior period, interest expense related to interest expense recognized in relation to certain related-party notes payable and other operating interest expense as well as interest expense related to certain debentures.

	9/30/2014	9/30/2013	Change	% Change
Interest Expense - Operating	$–	$700	$(700)	-100%
Interest Expense - Related Party	6,241	7,964	(1,723)	-22%
Interest Expense - Debenture / Bridge Loans	–	588,906	(588,906)	-100%
Interest Expense	$6,241	$597,570	$(591,329)	-99%

From 2007 through 2009, the Company borrowed funds from members of its previous management team, the proceeds of which were used to pay operating obligations of the Company. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the three months ended September 30, 2014 and 2013 in the amounts of $0 and $3,779, respectively.

During 2011, four of the Company’s former officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the three months ended September 30, 2014 and 2013 in the amounts of $0 and $4,185, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) a $1,000,000 16% senior secured convertible debenture due June 27, 2014 (the “Debenture”), and (ii) a common stock purchase warrant (the “Debenture Warrant”) to purchase up to 50,000 shares of the Company’s common stock. On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 in new notes with the same provisions (the “Reissued Debenture”). The interest rate and maturity date of the Reissued Debenture were not changed. In association with the Merger, the Company converted all remaining balances into shares of common stock. For the three months ended September 30, 2014 compared to the same period of 2013, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $0 and 583,249, respectively.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to holders of these notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest in connection with the automatic conversion of these notes upon consummation of the Merger. During the three months ended September 30, 2014 and 2013, the Company recognized interest expense of $0 and $5,657, respectively.

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s Chief Executive Officer, Andrew Heyward. As of September 30, 2014, these advances totaled $411,642. These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6%. During the quarter ended September 30, 2014, the Company recognized imputed interest expense of $6,241 as a contribution to additional paid-in capital with no comparable amount recognized in the prior period.

Comparison of Results of Operations for the nine months ended September 30, 2014 and 2013

Our summary results for the nine months ended September 30, 2014 and 2013 are below:

	Nine Months Ended
	9/30/2014	9/30/2013	Change	% Change
Revenues	$712,279	$1,569,573	$(857,294)	-55%
Costs and Operating Expenses	(3,240,195)	(3,240,664)	469	0%
Depreciation and Amortization	(83,301)	(116,246)	32,945	-28%
Loss from Operations	(2,611,217)	(1,787,337)	(823,880)	-46%

Other Income	29,945	42	29,903	71,198%
Interest Expense	(2,230)	(900,348)	898,118	-100%
Interest Expense - Related Parties	(19,611)	(21,497)	1,886	-9%
Gain (loss) on distribution contracts	(47,229)	–	(47,229)	N/A
Gain (loss) on extinguishment of debt	52,447	(217,376)	269,823	-124%
Gain (loss) on disposition of assets	(70,905)	–	(70,905)	N/A
Gain (loss) on inventory	(174,963)	–	(174,963)	N/A
Gain (loss) on derivative valuation	–	(1,051,034)	1,051,034	-100%
Loss on Exchange of Warrants	–	(308,500)	308,500	-100%
Net Other Income (Expense)	(232,546)	(2,498,713)	2,266,167	-91%

Income tax provision	–	–	–	N/A

Net Loss	$(2,843,763)	$(4,286,050)	$1,442,287	34%

Net Loss per common share	$(0.46)	$(5.83)

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	9/30/2014	9/30/2013	Change	% Change
Product Sales	$444,028	$1,267,689	$(823,661)	-65%
Television & Home Entertainment	112,910	–	112,910	N/A
Licensing & Royalties	155,341	301,884	(146,543)	-49%
Total Revenue	$712,279	$1,569,573	$(857,294)	-55%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or direct to consumers through daily deal sites and our website. During the nine months ended September 30, 2014, product sales decreased by $823,661 due in part to a general decline in market demand for CDs and DVDs as well as the Company’s shift in emphasis away from physical goods distribution.

Television & Home Entertainment revenue totaled $112,910 during nine months ended September 30, 2014 with no comparable amounts in 2013 due to the Merger. Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television in domestic and foreign markets and the sale of DVDs for home entertainment.

Licensing and royalty revenue includes items for which we license the rights from other companies to copyrights and trademarks of select brands we feel will do well within our distribution channels as well as for our brands licensed to others to manufacture and/or market, both internationally and domestically. During the nine month period ended September 30, 2014 compared to September 30, 2013, this category decreased $146,543. This decrease is due to the shift in the Company’s focus from third party off-brand product to more kid-oriented product that is more consistent with the Company’s brand.

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $469 for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013.

	9/30/2014	9/30/2013	Change	% Change
Cost of Sales	$414,017	$1,188,339	$(774,322)	-65%
General and Administrative	2,591,892	1,818,282	773,610	43%
Marketing and Sales	220,093	204,144	15,949	8%
Product Development	14,193	29,899	(15,706)	-53%
Total Costs and Operating Expenses	$3,240,195	$3,240,664	$(469)	0%

Cost of Sales decreased $774,322 during nine months ended September 30, 2014 compared to the same period of 2013. The decrease was a result of the decrease in product sales discussed above.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the nine months ended September 30, 2014 increased $773,610 as compared to the nine months ended September 30, 2013. The aggregate increase for the category includes increases of professional fees $655,549, other general and administration expenses of $339,647, and bad debt expense of $55,000 all offset by decreases of $161,202 in salaries and wages and $212,390 in stock based compensation expense.

Marketing and sales expenses increased $15,949 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increases in sales commission expenses in the third quarter related to certain third quarter sales promotions, the amortization of certain prepaid marketing expenses, and other advertising expenses .

Product development expenses are for routine and periodic alterations to existing products. For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, these expenses decreased by $15,706 primarily due to decreased demand for alterations to our existing products.

Interest Expense. During the nine months ended September 30, 2014, interest expense resulted from certain related party short-term debt and other operating interest expense. During the prior period, interest expense related to interest expense recognized in relation to certain related-party notes payable and other operating interest expense as well as interest expense related to certain debentures.

	9/30/2014	9/30/2013	Change	% Change
Interest Expense - Operating	$2,230	$4,920	$(2,690)	-55%
Interest Expense - Related Party	19,611	21,497	(1,886)	-9%
Interest Expense - Debenture / Bridge Notes	–	895,428	(895,428)	-100%
Interest Expense	$21,841	$921,845	$(900,004)	-98%

From 2007 through 2009, the Company borrowed funds from members of its previous management team, the proceeds of which were used to pay operating obligations of the Company. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the nine months ended September 30, 2014 and 2013 in the amounts of $0 and $11,166, respectively.

During 2011, four of the Company’s former officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the nine months ended September 30, 2014 and 2013 in the amounts of $0 and $10,331, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) the $1,000,000 16% Debenture, and (ii) the Debenture Warrant to purchase up to 50,000 shares of the Company’s common stock. On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 a Reissued Debenture. The interest rate and maturity date of the Reissued Debenture were not changed. In association with the Merger, the Company converted all remaining balances into shares of common stock. For the nine months ended September 30, 2014 compared to the same period of 2013, interest expense for the Debenture and Reissued Debenture was recorded in amounts of $0 and $889,771, respectively.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to holders of these notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest in connection with the automatic conversion of these notes upon consummation of the Merger. During the nine months ended September 30, 2014 and 2013, the Company recognized interest expense of $0 and $5,657, respectively.

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s Chief Executive Officer, Andrew Heyward. As of September 30, 2014, these advances totaled $411,642. These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6%. During the nine months ended September 30, 2014, the Company recognized imputed interest expense of $19,611 as a contribution to additional paid-in capital with no comparable amount recognized in the prior period.

Liquidity

Nine Months Ended September 30, 2014 Compared to September 30, 2013

Cash totaled $5,167,606 and $234,211 at September 30, 2014 and 2013, respectively. The change in cash is as follows:

	9/30/2014	9/30/2013	Change
Cash provided (used) by operations	$(1,624,920)	$(467,579)	$(1,157,341)
Cash provided (used) in investing activities	(89,481)	(153,958)	64,477
Cash provided (used) in financing activities	6,354,897	408,200	5,946,697
Increase (decrease) in cash	$4,640,496	$(213,337)	$4,853,833

During our periods ended September 30, 2014 and 2013, our primary sources of cash were financing activities. During 2014, our financing activities related primarily to the sale of shares of common stock and Series A Convertible Preferred Stock as well as the execution of a long-term, exclusive supply chain services agreement. During the comparable period in 2013, our financing activities related to the receipt of funds related to the issuance of common stock and short term notes. During both periods, these funds were primarily used to fund operations as well as investments in intangible assets and capitalized product development.

Operating Activities

Cash used by operations in the nine months ended September 30, 2014 was $1,624,920 as compared to a use of $467,579 during the same period of 2013, representing an increase in cash used in operations of $1,157,341 based on the operating results discussed above as well as increases in film and television costs related to the commencement of production of the second installment of the feature film Stan Lee and the Mighty 7 and episodes of the Thomas Edison’s Secret Lab off-set by the receipt of $500,000 for a music advances with a third parties.

Investing Activities

Cash used by investing activities for the nine months ended September 30, 2014 was $89,481 as compared to a use of funds of $153,958 for the comparable period in 2013 is the result of the creation of a new website and the development of the Company’s web-based streaming service.

Financing Activities

Cash generated from financing activities during the nine months ended September 30, 2014 was $6,354,897 as compared to $408,200 generated in comparable period in 2013. The increase in cash provided by financing activities relates to the following activities during the first half of 2014:

•	The sale of common stock during the first quarter of 2014 for which the Company received net proceeds of $355,116;
•	The execution of a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014, with the remaining $750,000 due by January 17, 2015;
•	The sale of 6,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for which the Company received net proceeds of $5,379,915; and
•	Expenditures of $105,017 for the repayment of related party notes offset these increases, $10,117 for the repayment of the services advance, and $15,000 in loan origination fees for the Secured Line of Credit.

Capital Resources

As of September 30, 2014, the Company does not have any material commitments for capital expenditures.

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

Off Balance Sheet Arrangements

As of September 30, 2014, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended September 30, 2014, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As noted in our December 31, 2013 Form 10-K, the Company disclosed certain material weaknesses and during the period ended September 30, 2014, the Company has taken the following steps to correct the material weaknesses identified in that report:

1.	While there are no debt instruments on the balance sheet as of December 31, 2013 or as of September 30, 2014, in the future, should the Company issue certain complex debt or equity instruments, management intends to mitigate any risks by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms; and

2.	Management intends to ensure that all actions of management and the Board of Directors are communicated to the internal accounting staff for proper disclosure and, if necessary, will utilize the services of external financial consultants with technical accounting expertise to assess the impact.

As of September 30, 2014, the Company believes that the corrective actions discussed above as well as those undertaken during the first two quarters of 2014, including the closing of the San Diego office, expanding the segregation of duties, and the hiring of a Controller as described in the Company’s Quarterly Reports on Form 10Q for the relevant periods, have mitigated the material weaknesses identified in the December 31, 2013 Form 10K and that our disclosure controls and procedures are now effective.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended September 30, 2014.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2014	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Rebecca D. Hershinger
Rebecca D, Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

