Form 10-K
period 2014-12-31
Genius Brands International, Inc.
filed 2015-03-31
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) .  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the last sale price of the issuer common stock reported on the OTC Bulletin Board on June 30, 2014 was $9,853,448.

As of March 27, 2015, there were 6,374,450 shares of common stock outstanding.

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

General

Genius Brands International, Inc. (“we”, “us”, “our”, “GBI” or the “Company”) is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary, gifts, and more.

The Company owns a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC, a joint venture with legendary Stan Lee's POW! Entertainment.

In addition to the Company’s wholly-owned brands, it also acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama; Psycho Bunny, a luxury apparel line; From Frank, a humor greeting card and product line; Celessence Technologies, the world's leading microencapsulation company.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, the Company changed its trading symbol from “PENT” to “GNUS”.

On November 15, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, its newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, the Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one-hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014 (the “Reverse Split”). All per share amounts referenced herein are reflective of the Reverse Split.

Strategic Initiatives

During 2014, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products including DVDs and CDs and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

Recent Events

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast, beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the Fall of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate to offer a robust line-up for kids. The Company’s Senior Vice President– International Sales, Andrew Berman, will oversee the channel.

Products

Original Content

The Company owns and produces original content that is meant to entertain and enrich toddlers to tweens. It is generally a three year cycle from the inception of an idea, through production of the content and development and distribution of a range of consumer products to retail, creating an inevitable lag between the creation of the intellectual property to the realization of economic or accounting benefit of those assets. The goal is to maintain a robust and diverse portfolio of brands, appealing to various interests and ages, featuring evergreen topics with global appeal. The Company’s portfolio of intellectual property can be licensed, re-licensed, and exploited for years to come, with revenue derived from multiple sources and territories.

Our portfolio of original content includes:

Already Released Content

•	Baby Genius: For more than ten years, Baby Genius has earned worldwide recognition for creating award-winning products for toddlers. Its catalogue of 500 songs, 125 music videos, and toys feature classic nursery rhymes, learning songs, classical music, holiday favorites and more. Expanding the timeless appeal of Baby Genius offerings, GBI is re-launching Baby Genius in September 2015 with fresh, new designs, new entertainment and an array of new toddler products.
•	Warren Buffet’s Secret Millionaire’s Club: In this popular animated series, Warren Buffett acts as a mentor to a group of kids who have international adventures in business. Secret Millionaire’s Club empowers kids by helping them learn about the business of life and the importance of developing healthy life habits at an early age. In addition to the animated series, product offerings include classroom materials, an annual youth promotion, books, home video and a new line of consumer products that will be introduced in the Summer of 2015.
•	Stan Lee’s Mighty 7: This animated feature length film is the first property from Stan Lee Comics, LLC, a joint venture with legendary superhero creator Stan Lee. The Company continues to expand distribution of the film with recent sales in a number of international territories.
•	Martha & Friends: Martha & Friends is an animated series featuring a 10-year-old Martha Stewart. Together with her three best friends and two dogs, the kids learn how easy and fun it is to do-it-yourself. Every show is filled with lots of projects kids can do by themselves.

•	Gisele & the Green Team: Supermodel turned superhero, Gisele and her team lead a double life to save the planet. This is the first superhero series that inspires girls to be environmentally responsible while also celebrating diversity and teaching children the power of friendship and teamwork.

Current Production

•	Thomas Edison’s Secret Lab: In this new, original series created by the Company in partnership with American Public Television and Charles Edison Fund, kids learn how fun science and math can be with Thomas Edison. In this new comedy adventure series, a group of kids discover a secret lab left behind by Edison, who also appears as a hologram guiding and encouraging the kids to explore and discover the world around them. The series will air on Netflix, starting in July 2015, and on Comcast and PBS starting in the Fall of 2015, with a line of consumer products to follow in early 2016.

Content in Development

•	Llama Llama: The Company recently announced it has been appointed to lead the worldwide expansion of Anna Dewdney’s New York Times bestselling and multiple award-winning children’s book franchise, Llama Llama. The Company will be creating, for the first time, animated content based on the Llama Llama books for multiplatform distribution in addition to a global licensing and merchandise program for Llama Llama across a multitude of categories, including toys, games, apparel, accessories, bedding, and healthy snacks to be introduced in 2016.
•	Space Princesses (working title): Space Princesses is space-adventure / comedy series targeted toward tween girls blending fashion, music, and friendship.
•	Girl’s Property #2: A second girls’ property targeted toward tween girls is based on an existing and established brand currently in the retail market.
•	Stan Lee Property #2: A kid-friendly superhero brand developed with Stan Lee to appeal to a younger audience.

Licensing Agent

Augmenting the Company’s original content, the Company acts as an agent for the following established brands which maximizes the existing infrastructure while creating incremental sources of revenue for the Company without additional overhead:

•	Psycho Bunny: Inspired by the 17th-century maritime marauders and secret societies such as the infamous Skull & Bones, Psycho Bunny creates timeless wardrobe essentials that couple refined English tailoring with bold American design. Currently available in limited product categories in upscale department stores, the Company is expanding this popular brand to additional product lines, new retail outlets, and additional international territories. The Company has already signed licensees for headwear and footwear.
•	From Frank: Already a popular line of greeting cards, the Company is expanding the brand into new product categories and have already signed licensees for publishing, stationery, gifts, lottery and more.
•	Celessence: Celessence’s microencapsulation technology releases fragrance and is used to scent products including socks, stationery, toys, bedding and pillows. The Company is licensing this technology to a range of products from homewares, bedding, fragrance, automotive, pets, apparel and more.

Distribution

Children today spend upwards of 35 hours/week consuming various forms of media, a 7% increase or an additional 2.2 hours since 2009 (Source: Nickelodeon, November 2013). With the increased demand for and impact of media on kids’ lives, we are focused on serving an underrepresented segment of the industry, namely “content with a purpose” meaning content that is both entertaining and enriching in a variety of interactive formats. With this distinct and focused mission, the Company is focused on expanding content distribution across multi-media platforms, extending its domestic and international presence, building awareness for its brands and building an engaged audience which in turn drives demand for its consumer products.

During 2014, we recruited and hired a number of key personnel to manage the distribution of our content across all platforms in all markets:

•	The Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions and in all formats, including Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more.
•	The Company formed a new global consumer products division and appointed Stone Newman to the newly created position of President, Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands, including toys, electronics, publishing, home goods, stationary, gifts, and much more.

Additionally, during the first quarter of 2014, the Company entered into an exclusive three year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015.

Marketing

The commercial success of every GBI property is reliant on its ability to attract an engaged audience that in turn drives demand for its products. As the Company’s properties are introduced into the marketplace, these efforts will intensify to ensure parents and kids are aware of the Company’s offerings.

•	The Company formed a new Digital division and appointed industry veteran Jason Brumbaugh to the newly created position of Vice President of Digital, responsible for the Company’s digital presence in addition to all forms of online marketing that will be critical to building engaged audiences online. Mr. Brumbaugh held producer and senior producer positions at Disney Interactive Media Group, the Hub Network, DIC Entertainment, and Knowledge Kid Network.
•	The Company works with 360-Communications, a public relations agency that proactively solicits publicity for the Company’s content and products, both among the trade and consumers.

Competition

GBI competes against creators of children’s content, including Disney, Nickelodeon, Cartoon Network, Sesame Street, and many others, small and large. In the crowded children’s entertainment space, the Company competes with other content creators for distribution and retail shelf space that is largely now dedicated to the large studios. To compete, the Company is focused on filling a void in the marketplace by offering something the big studios do not: “content and products with a purpose,” a positioning and important point of differentiation embraced by the industry, as well as parents and educators.

Customers and Licensees

During 2014, the Company was reliant on one or a few major customers. However, given the changes in its business model, it will be working with a larger network of customers and partners from around the world including broadcasters, consumer products licensees, and retailers. This broad cross section includes companies such as Comcast, Netflix, Sony, PBS, Leap Frog Enterprises, Enesco, Zak Designs, Penguin Publishing, Manhattan Toys, Amazon, Barnes & Noble, Target, Bertelsmann Music Group, InGrooves, Discovery International, TF1 and many others both domestically and internationally.

Government Regulation

The FCC requires broadcast networks to air a required number of hours of Educational and Informational content (E/I). The Company is also subject to online distribution regulations, namely the FTC’s Children’s Online Privacy Protection Act (COPPA) which regulates the collection of information of kids younger than 13 years old.

We are currently subject to regulations applicable to businesses generally, including numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to some of our customers is provided by third parties without recourse to us based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

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

We also maintain websites which include our corporate website located at www.gnusbrands.com, as well as www.babygenius.com, www.smckids.com, www.slam7.com, and www.edisonsecretlab.com. These websites are subject to laws and regulations directly applicable to Internet communications and commerce, which is a currently developing area of the law. The United States has enacted Internet laws on children’s privacy, copyrights and taxation. However, laws governing the Internet remain largely unsettled. The growth of the market for Internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the Internet. We cannot predict with certainty what impact such laws will have on our business in the future.  In order to comply with new or existing laws regulating Internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Because our products are manufactured by third parties and licensees, the Company is not significantly impacted by federal, state and local environmental laws and does not have significant costs associated with compliance with such laws and regulations.

Employees

As of December 31, 2014, we had eleven full-time equivalent employees and an additional six temporary or contracted full-time equivalents in certain functions, such as accounting, production management, and design. The Company employs on an outsourced, as-needed basis contractors in the fields of investor relations, public relations, and production. The Company believes all of its employee relationships to be good.

Intellectual Property

As of December 31, 2014, GBI owns the following properties and related trademarks: Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Little Genius”, “Kid Genius”, “Wee Worship”, “A Squared, and “Ready, Play, Learn” as well as several other names and trademarks on characters that had been developed for our content and brands. Thomas Edison’s Secret Lab, currently in production and estimated to be completed in the Summer of 2016, will include 52 eleven-minute episodes as well as 52 90-second music videos.

As of December 31, 2014, we currently hold fourteen registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

As of December 31, 2014, we also held ninety-six motion picture, thirteen sound recording and one literary work copyrights related to our video, music and written work products.

The Company has a one-third ownership interest in Stan Lee Comics, LLC which owns the publishing brand Stan Lee Comics and all properties produced therein. Stan Lee Comics, LLC is a joint venture with Stan Lee’s POW! Entertainment and Archie Comics. Stan Lee Comics, LLC is the owner of the Stan Lee’s Mighty 7 property.

The Company has 50/50 ownership agreements with the following partners and their related brands: Martha Stewart’s Martha & Friends; and Gisele Bündchen’s Gisele & the Green Team.

In addition to the wholly-owned or partially-owned properties listed above, the Company has agreements with certain intellectual property owners to represent their content as a licensing agent. The Company acts as a licensing agent for the following established brands: Llama Llama, Psycho Bunny, From Frank, and Celessence.

Item 1A.	Risk Factors.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes beginning on Page F-1 of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company’s actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATING TO OUR BUSINESS

We have incurred net losses since inception.

The Company has a history of operating losses and incurred net losses in each fiscal quarter since its inception. For the year ended December 31, 2014, the Company generated net revenues of $925,788 and incurred a net loss of $3,728,599, while for the previous year; the Company generated net revenue of $2,556,538 and incurred a net loss of $7,216,031. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

The Company will need to generate additional revenue to achieve profitability. The Company has already achieved significant cost savings and is beginning to generate revenues derived from its existing properties, properties in production, new brands being introduced into the marketplace, the re-launch of Baby Genius, and incremental revenue derived from the licensing business it manages on behalf of its clients. However, the ability to sustain these revenues and generate significant additional revenues or achieve profitability will depend upon numerous factors some of which are outside of the Company’s control.

We may need additional capital to fund our growing operations.  If we are not able to obtain sufficient capital, we may then be forced to limit the scope of our operations.

We expect that as our business continues to grow we may need additional working capital. While we believe that we will be able to fund our business through operating cash flows generated though our enhanced business model, if these cash flows are less than anticipated or do not come to fruition in the time horizon we anticipate, we would require additional debt and /or equity financing to sustain our operations. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors could have a material adverse effect on our future operating results and our financial condition.

If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we could be forced to cease our activities and dissolve the Company. In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations.

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

Our revenues and results of operations may fluctuate from period to period.

Cash flow and projections for any entertainment company producing original content can be expected to fluctuate until the animated content and ancillary consumer products are in the market and could fluctuate thereafter even when the content and products are in the marketplace. There is significant lead time in developing and producing animated content before that content is in the marketplace. Unanticipated delays in entertainment production can delay the release of the content into the marketplace. Structured retail windows that dictate when new products can be introduced at retail are also out of the Company’s control. While the Company believes it has mitigated this in part by creating a slate of properties at various stages of development or production as well as representing certain established brands which contribute immediately to cash flow, any delays in the production and release of our content and products or any changes in the preferences of our customers could result in lower than anticipated cash flows.

As with our cash flows, our revenues and results of operations depend significantly upon the appeal of our content to our customers, the timing of releases of our products and the commercial success of our products, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate from period to period. The results of one period may not be indicative of the results of any future period. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate.

Production cost will be amortized according to the individual film forecasting methodology. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue, we would be required to adjust amortization of related production costs. These adjustments would adversely impact our business, operating results and financial condition.

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.

A decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for our products, thus reducing our revenue and earnings. A decline in economic conditions could reduce demand for and sales of our products. In addition, an increase in price levels generally, or in price levels in a particular sector, could result in a shift in consumer demand away from the animated content and consumer products we offer, which could also decrease our revenues, increase our costs, or both.

Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.

While trends in the toddler to tween sector change quickly, we respond to trends and developments by modifying, refreshing, extending, and expanding our product offerings on an on-going basis. However, we operate in extremely competitive industries where the ultimate appeal and popularity of content and products targeted to this sector can be difficult to predict. We believe our focus on “content and products with a purpose” serves an underrepresented area of the toddler to tween market; however, if the interest of our audience trends away from our current properties toward other offerings based on current media, movies, animated content or characters, and if we fail to accurately anticipate trends in popular culture, movies, media, fashion, or technology, our products may not be accepted by children, parents, or families and our revenues, profitability, and results of operations may be adversely affected.

We face competition from a variety of retailers that sell similar merchandise and have better resources than we do.

The industries in which we operate are competitive, and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor offerings and other factors, many of which are beyond our control. Indirectly through our licensing arrangements, we compete for retailers as well as other outlets for the sale and promotion of our licensed merchandise. Our primary competition comes from competitors such as The Walt Disney Company, Nickelodeon Studios, and the Cartoon Network.

The Company has sought a competitive advantage by providing “content and products with a purpose” which are both entertaining and enriching for children and offer differentiated value that parents seek in making purchasing decisions for their children. While we do not believe that this value proposition is specifically offered by our competitors, our competitors have greater financial resources and more developed marketing channels than we do which could impact the Company’s ability, through its licensees, to secure shelf space thereby decreasing our revenues or affecting our profitability and results of operations.

The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third-parties could negatively impact our business.

As part of our business model to manage cash flows, we have partnered with a number of third-party production and animation studios around the world for the production of our new content in which these partners fund the production of the content in exchange for a portion of revenues generated in certain territories. We are reliant on our partners to produce and deliver the content on a timely basis meeting the predetermined specifications for that product. The delivery of inferior content could result in additional expenditures by us to correct any problems to ensure marketability. Further, delays in the delivery of the finished content to us could result in the Company failing to deliver the product to broadcasters to which it has been pre-licensed. While we believe we have mitigated this risk by aligning the economic interests of our partners with ours and managing the production process remotely on a daily basis, any failures or delays from our production partners could negatively affect our profitability.

If we fail to honor our obligations under the terms of our third party supply agreements, our business may be adversely affected.

In early 2014, the Company entered into an exclusive 3-year arrangement with Sony DADC US Inc. which gives Sony the right to fulfill the Company’s DVD and CD duplication requirements for its product. In consideration for these exclusive rights the Company received an initial marketing support payment of $750,000 with an additional $750,000 paid in February 2015. Sony will recoup the marketing support payment through a premium on the physical media unit costs. The Company is obligated to repay a pro-rata portion of the marketing support payment if the Company does not order a minimum number of DVD/CD units during the term. However, while the Company believes the minimum order threshold is achievable over the term based on its existing properties and properties currently in production or in development, if it does not meet the minimum order threshold it would be obligated to repay any outstanding balances in 2017 and to do so may require it to divert funds from operations which may have a material adverse effect on its business.

Failure to successfully market or advertise our products could have an adverse effect on our business, financial condition and results of operations.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Our ability to sell products is dependent in part upon the success of these programs. If we or our licensees do not successfully market our products or if media or other advertising or promotional costs increase, these factors could have an adverse effect on our business, financial condition, and results of operations.

The failure of others to promote our products may adversely affect our business.

The availability of retailer programs relating to product placement, co-op advertising and market development funds, and our ability and willingness to pay for such programs, are important with respect to promoting our properties. In addition, although we may have agreements for the advertising and promotion of our products through our licensees, we will not be in direct control of those marketing efforts and those efforts may not be done in a manner that will maximize sales of our products and may have a material adverse effect on our business and operations.

We may not be able to keep pace with technological advances.

The entertainment industry in general, and the music and motion picture industries in particular, continue to undergo significant changes, primarily due to technological developments. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming. As it is also impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, if we are not able to keep pace with these technological advances, our revenues, profitability and results from operations may be materially adversely affected.

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

Our management team currently owns a substantial interest in our voting stock.

Our management team and Board of Directors own or control a combined 3,034,298, or 47.6%, of the 6,374,450 shares currently outstanding. Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

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

Our vendors and licensees may be subject to various laws and government regulations, violation of which could subject these parties to sanctions which could lead to increased costs or the interruption of normal business operations that could negatively impact our financial condition and results of operations.

Our vendors and licensees may operate in a highly regulated environment in the US and international markets. Federal, state and local governmental entities and foreign governments may regulate aspects of their businesses, including the production or distribution of our content or products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, product content, and other administrative and regulatory restrictions. While we believe our vendors and licensees take all the steps necessary to comply with these laws and regulations, there can be no assurance that they are compliant or will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete in the animated content and entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited, or no, practical protection in some jurisdictions. It may be possible for unauthorized third parties to copy and distribute our productions or portions of our productions. In addition, although we own most of the music and intellectual property included in our products, there are some titles which the music or other elements are in the public domain and for which it is difficult or even impossible to determine whether anyone has obtained ownership or royalty rights. It is an inherent risk in our industry that people may make such claims with respect to any title already included in our products, whether or not such claims can be substantiated. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, operating results or financial condition.

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

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock. Any additional preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, as amended, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 6,374,450 shares of our common stock outstanding as of December 31, 2014, approximately 2,449,291 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our common stock may be less valuable because the return on investment will only occur if its stock price appreciates.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company owns no real estate property. The Company leases approximately 2,807 square feet of general office space at 9401 Wilshire Boulevard Suite 608 Beverly Hills, CA 90212 pursuant to a 36 month lease that commenced May 1, 2012. The Company pays approximately $135,444 annually in respect of such leased premises with annual increases for expenses. The Company does not intend to renew this lease.

Effective May 1, 2015, the Company will relocate its operations to approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commences on May 1, 2015. The Company will pay approximately $136,542 annually, subject to annual escalations of 3%.

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

Market Information

Commencing in November 2011, our common stock is quoted on the OTC Bulletin Board under the symbol “GNUS”. Previously transactions in our common stock were reported in the United States under the symbol “PENT” on the OTC Market Groups, Inc. On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect the Reverse Split which was effective April 7, 2014 with FINRA. All common stock share and per share information in this Form 10K, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

Quarter Ending	Quarter High	Quarter Low

3/31/2013	$11.00	$5.60
6/30/2013	$13.00	$4.50
9/30/2013	$8.00	$1.00
12/31/2013	$7.50	$2.30
3/31/2014	$4.90	$2.90
6/30/2014	$4.05	$2.67
9/30/2014	$2.95	$1.71
12/31/2014	$2.08	$1.33

Outstanding Shares and Number of Stockholders

As of March 27, 2015, the number of shares of common stock outstanding was 6,374,450. As of March 27, 2015, there were approximately 181 record holders of our shares of issued and outstanding common stock. This number does not include holders of shares held in securities position listings.

Transfer Agent

The Company's registrar and transfer agent is Globex Transfer LLC, 780 Deltona Blvd, Suite 202, Deltona, FL 32725.

Dividends

We have never declared or paid dividends on our common stock.  Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2014, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	350	$15.09	499,650
Equity compensation plans not approved by shareholders	-	-	-
Total	350	$15.09	499,650

(1)	On September 2, 2011, the majority shareholders of the Company adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan from 160,000 to 500,000.

Unregistered Sales of Equity Securities

None.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2014 and 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Organization

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation. In connection with the Reincorporation, the Company changed its trading symbol from “PENT” to “GNUS”.

On November 15, 2013, the Company entered into the Merger Agreement with A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC. Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, the Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one-hundred basis. The Reverse Split was effective with FINRA on April 7, 2014. All per share amounts referenced herein are reflective of the Reverse Split.

Our Business

Genius Brands International, Inc. is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary, gifts, and more.

The Company owns a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC, a joint venture with legendary Stan Lee's POW! Entertainment.

In addition to the Company’s wholly-owned brands, it also acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama; Psycho Bunny, a luxury apparel line; From Frank, a humor greeting card and product line; Celessence Technologies, the world's leading microencapsulation company.

Strategic Initiatives

During 2014, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products including DVDs and CDs and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

Recent Events

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast, beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the Fall of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate to offer a robust line-up for kids. The Company’s Senior Vice President - International Sales, Andrew Berman, will oversee the channel.

Results of Operations

Comparison of Results of Operations for the twelve months ended December 31, 2014 and 2013

Below is a discussion of our 2014 operating results compared to our 2013 operating results. 2014 represented a transitional year as the Company restructured and changed the way it will manage its operations in the future to a licensing model whereby the Company minimizes its risk and outsources the manufacturing and distribution of its products to industry leaders in their respective industries. In addition, the Company plans to re-launch its Baby Genius brand in September 2015 using a newly designed and expanded product line, resulting in a year over year loss in Baby Genius sales. In addition to the re-launch of Baby Genius this year, the Company will also be introducing several new brands in addition to the licensing business is now manages on behalf of three existing retail brands.

Our summary results for the twelve months ended December 31, 2014 and 2013 are below.

Revenues. Revenues by product segment and for the Company as a whole were as follows:

	12/31/2014	12/31/2013	Change	% Change
Product Sales	$497,273	$1,682,780	$(1,185,507)	-70%
Television & Home Entertainment	117,670	505,552	(387,882)	-77%
Licensing & Royalties	310,845	368,206	(57,361)	-16%
Total Revenue	$925,788	$2,556,538	$(1,630,750)	-64%

Product sales represent physical products in which the Company holds intellectual property rights such as trademarks and copyrights, whether registered or unregistered, to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the twelve months ended December 31, 2014, product sales decreased by $1,185,507 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products including DVDs and CDs to a licensing model in which these functions were outsourced to industry experts and category leaders. The Company plans to re-launch its Baby Genius brand in September 2015 utilizing a newly designed and expanded product line, resulting in a year over year loss in Baby Genius sales.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television in domestic and foreign markets and the sale of DVDs for home entertainment. Television & Home Entertainment revenue totaled $117,670 during the twelve months ended December 31, 2014 compared to $505,552 in the prior period. Higher revenue in the 2013 period related to the distribution of certain properties for which revenue recognition criteria had been met. While the Company has expanded its portfolio of properties in 2014 and is actively licensing these properties in advance of their release into the marketplace, revenue related to these properties, especially Thomas Edison’s Secret Lab, will be recognized in future periods once revenue recognition criteria have been met

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands in which we act as a licensing agent. During the twelve months ended December 31, 2014 compared to December 31, 2013, this category decreased $57,361. This decrease is due to the liquidation of previously held DVD titles that are not consistent with the Company’s new “content and products with a purpose” focus.

Costs. Costs and expenses, excluding depreciation and amortization, consisting primarily of cost of sales, marketing and sales expenses, and general and administrative costs, decreased $465,230 for the twelve months ended December 31, 2014 compared to December 31, 2013.

	12/31/2014	12/31/2013	Change	% Change
Cost of Sales	$500,000	$1,504,138	$(1,004,138)	-67%
General and Administrative	3,452,200	2,806,153	646,047	23%
Marketing and Sales	338,598	308,355	30,243	10%
Product Development	1,700	139,082	(137,382)	-99%
Total Costs and Operating Expenses	$4,292,498	$4,757,728	$(465,230)	-10%

Cost of Sales decreased $1,004,138 during twelve months ended December 31, 2014 compared to the same period of 2013. The decrease was a result of the decrease in product sales discussed above as well as the elimination the overhead of associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensee.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the twelve months ended December 31, 2014 increased $646,047 from the comparable period in 2013. The aggregate increase for the category includes increases in professional fees of $501,926 of which $231,101 was related to the amortization of certain prepaid consulting agreements; increases in salaries and related expense of $102,599 related to the addition of several critical hires in sales functions; increases in other general and administration expenses of $392,077; and increases of bad debt expense of $73,458 all of which were offset by decreases of $539,185 in stock based compensation expense.

Marketing and sales expenses increased $30,243 for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 primarily due to increases in sales commission expenses in the third quarter related to certain sales promotions, the amortization of certain prepaid marketing expenses, and other advertising expenses related to the increased size of the portfolio of brands the Company promotes.

Product development expenses are for routine and periodic alterations to existing products, primarily those in the Baby Genius line. For the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, these expenses decreased by $137,382.  As the Company works to re-launch the Baby Genius product line, costs related to the re-launch have been capitalized.

Interest Expense. During the twelve months ended December 31, 2014, interest expense resulted from certain related party short-term debt and other operating interest expense. During the prior period, interest expense related to certain related-party notes payable and other operating interest expense as well as interest expense related to certain debentures.

	12/31/2014	12/31/2013	Change	% Change
Interest Expense on Debentures & Reissued Debenture	$–	$144,808	$(144,808)	-100%
Interest Expense on Bridge Notes	–	7,999	(7,999)	-100%
Amortization of debt and debenture issuance costs	5,687	257,236	(251,549)	-98%
Accretion of debt discount	–	1,245,126	(1,245,126)	-100%
Other operating interest expense	6,063	8,463	(2,400)	-28%
Interest Expense	$11,750	$1,663,632	$(1,651,882)	-99%

	12/31/2014	12/31/2013	Change	% Change
Interest Expense - Related Party	$25,842	$24,469	$1,373	6%
Interest Expense on Bridge Notes - Related Party	–	5,720	(5,720)	-100%
Interest Expense	$25,842	$30,189	$(4,347)	-14%

From 2007 through 2009, the Company borrowed funds from members of its previous management team, the proceeds of which were used to pay operating obligations of the Company. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the twelve months ended December 31, 2014 and 2013 in the amounts of $0 and $13,080, respectively.

During 2011, four of the Company’s former officers agreed to convert accrued but unpaid salaries through December 31, 2010 to subordinated long term notes payable. In association with the Merger, all remaining balances in association with these notes were converted into common stock. Interest expense was recorded in the twelve months ended December 31, 2014 and 2013 in the amounts of $0 and $11,390, respectively.

On June 27, 2012, the Company entered into a Securities Purchase Agreement whereby the Company issued and sold (i) the $1,000,000 16% Debenture, and (ii) the Debenture Warrant to purchase up to 50,000 shares of the Company’s common stock. On August 29, 2013, pursuant to an agreement between the Company and certain holders, the original Debenture was assigned and exchanged for an aggregate of $1,163,333 a Reissued Debenture. The interest rate and maturity date of the Reissued Debenture were not changed. In association with the Merger, the Company converted all remaining balances into shares of common stock. Interest expense for the Debenture and Reissued Debenture was recorded in the twelve months ended December 31, 2014 and 2013 in the amounts of $0 and $144,808, respectively.

On August 30, 2013, the Company issued 12% convertible notes to several parties with a maturity date of October 21, 2013 for an aggregate of $530,000. On November 15, 2013, the Company issued an aggregate of 448,613 shares of common stock to holders of these notes in aggregate principal amount of $530,000 and accrued, but unpaid, interest in connection with the automatic conversion of these notes upon consummation of the Merger. Interest expense was recorded in the twelve months ended December 31, 2014 and 2013 in the amounts of $0 and $5,720, respectively.

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s Chief Executive Officer and President, Andrew Heyward and Amy Moynihan Heyward, respectively. As of December 31, 2014, these advances totaled $411,008. These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6%. During the twelve months ended December 31, 2014, the Company recognized imputed interest expense of $25,842 as a contribution to additional paid-in capital with no comparable amount recognized in the prior period.

Liquidity

Twelve Months Ended December 31, 2014 Compared to December 31, 2013

Cash totaled $4,301,099 and $527,110 at December 31, 2014 and 2013, respectively. The change in cash is as follows:

	12/31/2014	12/31/2013	Change
Cash used in operating activities	$(2,481,988)	$(1,120,317)	$(1,361,671)
Cash provided by (used in) investing activities	(97,986)	212,913	(310,899)
Cash provided by financing activities	6,353,963	986,966	5,366,997
Increase in cash	$3,773,989	$79,562	$3,694,427

During the twelve months ended December 31, 2014, our primary sources of cash were financing activities. During 2014, our financing activities related primarily to the sale of shares of common stock and Series A Convertible Preferred Stock as well as the execution of a long-term, exclusive supply chain services agreement. During the comparable period in 2013, our primary sources of cash were from investing and financing activities. Our investing activities related to cash provided by and assumed in the Merger. Our financing activities related to the receipt of funds related to the issuance of common stock and short term notes. During both periods, these funds were primarily used to fund operations as well as investments in intangible assets and capitalized product development.

Operating Activities

Cash used by operations in the twelve months ended December 31, 2014 was $2,481,988 as compared to a use of $1,120,317 during the same period of 2013, representing an increase in cash used in operations of $1,361,671 based on the operating results discussed above as well as increases in film and television costs related to the commencement of development of the second installment of the feature film Stan Lee’s Mighty 7 and the development and production of episodes of the Thomas Edison’s Secret Lab off-set by the receipt of $500,000 for music advances with third parties.

Investing Activities

Cash used by investing activities for the twelve months ended December 31, 2014 was $97,986 as compared funds provided by investing activities of $212,913 for the comparable period in 2013. This variance is primarily the result of $283,199 in funds provided by the Merger with A Squared Entertainment.

Financing Activities

Cash generated from financing activities during the twelve months ended December 31, 2014 was $6,353,963 as compared to $986,966 generated in comparable period in 2013. The increase in cash provided by financing activities relates to the following activities during the 2014:

•	The sale of common stock during the first quarter of 2014 for which the Company received net proceeds of $355,116;
•	The execution of a long-term, exclusive supply chain services agreement for which it received $750,000 during the first quarter of 2014, with the remaining $750,000 paid in February 2015;
•	The sale of 6,000 shares of the Company’s newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for which the Company received net proceeds of $5,379,915; and
•	Expenditures of $105,651 for the repayment of related party notes offset these increases, $10,417 for the repayment of the services advance, and $15,000 in loan origination fees for the Company’s secured line of credit.

Capital Resources

As of December 31, 2014, the Company does not have any material commitments for capital expenditures.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC Topic 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

Other intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. Additionally, the Company develops new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. In accordance with ASC 350 Intangible Assets and ASC 730 Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset.

Films and Televisions Costs

The Company capitalizes production costs for episodic series produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. The Company expenses all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

The Company capitalizes production costs for films produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates their capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Revenue Recognition

The Company recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 Revenue Recognition.

Revenues associated with the sale of products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company recognizes revenue in accordance with ASC Topic 926-605 Entertainment-Films - Revenue Recognition. Accordingly, the Company recognizes revenue when (i) persuasive evidence of a sale with customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

For its distribution, TV, and home entertainment income the Company generally enters in to flat fee arrangements to deliver multiple films or episodes. The Company allocates revenue to each film or episode based on their relative fair market values and recognizes revenue as each film or episode is complete and available for delivery.

The Company’s licensing and royalty revenue represents both (a) variable payments based on net sales from brand licensees for content distribution rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees and (b) licensing income the Company recognizes revenue as an agent in accordance with ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, the Company’s revenue is its gross billings to its customers less the amounts it pays to suppliers for their products and services.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our Directors and Executive Officers:

Name	Age	Position

Andrew Heyward	66	Chief Executive Officer and Chairman of the Board/Director
Amy Moynihan Heyward	48	President and Director
Gregory Payne	60	Corporate Secretary
Rebecca D. Hershinger	41	Chief Financial Officer
Bernard Cahill	49	Director
Joseph “Gray” Davis*	71	Director
P. Clark Hallren*	53	Director
Lynne Segall*	62	Director
Anthony Thomopoulos *	76	Director
Margaret Loesch*	69	Director

_______

* Denotes directors who meet our criteria for “independence”.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Background Information

Andrew Heyward, 66, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities, and was awarded the 2002 UCLA Alumni Association's Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment.  He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series ; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Amy Moynihan Heyward, 48, has been the President of the Company since November 2013 and a Director of the Company since December 2013. Ms. Heyward is the founder and has been the President of A Squared since 2009. Prior to the formation of A Squared, Ms. Heyward served as the Vice President of Marketing at the Los Angeles Times from 2006 to 2008 and from 2003 to 2006. Ms. Heyward served as the director of global marketing for McDonald’s Corporation. From 2002 to 2003, Ms. Moynihan handled promotions and sponsorships for Hasbro, Inc. and from 1994 to 2000, Ms. Heyward worked in various marketing posts for Disney. Ms. Heyward received degrees in Marketing Communications and Journalism from Northeastern University and sits on the Boards of Directors of LA’s Best and After School All-Stars. Ms. Heyward was chosen as a director because of her commercial and trade experience in creating and managing international brands and as co-founder of A Squared Entertainment.

Gregory Payne, 60, has been the Corporate Secretary of the Company since November 2013 and the Chief Operating Officer and General Counsel to A Squared Entertainment LLC since October 2011 and A Squared Holdings LLC since March 2009. He was an attorney in private practice and the Chairman of Foothill Entertainment, Inc. from 2000 to present. Mr. Payne served as Senior Vice President Legal and Business Affairs to DIC Animation City, DIC Entertainment L.P. and DIC Productions L.P. variously during the period from 1986 to 1998 and was an attorney in private practice from 1978 until 1986. Mr. Payne is a director and 50% shareholder of Foothill Entertainment Inc. Mr. Payne received his Juris Doctorate from Stanford Law School.

Rebecca D. Hershinger, 41, has been the Chief Financial Officer of the Company since October 2014. She has been the principal of CFO Advisory Services Inc., an accounting and business advisory services firm since 2012. Prior to this position, Ms. Hershinger was Chief Financial Officer and Vice President, Finance & Corporate Development for SpectrumDNA, Inc. a social media marketing and application development company from 2008 to 2012. Hershinger was an independent financial consultant in San Francisco between 2007 and 2008. Ms. Hershinger was employed by Metro-Goldwyn-Mayer, Inc. in Los Angeles, California from 1999 to 2005, holding various positions ultimately rising to the level of Vice President, Finance & Corporate Development. Between 1995 and 1998, Ms. Hershinger worked as an analyst for JP Morgan Chase & Co in Los Angeles and New York. Ms. Hershinger received her Bachelor of Science in Business Administration from Georgetown University, McDonough School of Business, in Washington, D.C. and a Master of Business Administration (MBA) from The Wharton School, University of Pennsylvania. She also completed studies at the International Finance & Comparative Business Policy Program at Oxford University in Oxford, England.

Bernard Cahill, 49, has been a Director of the Company since December 2013. Mr. Cahill is the founding partner of ROAR, LLC, an entertainment consulting firm, which he founded in 2004 and is the founding partner of Cahill Law Offices, an entertainment law firm, which he founded in 1995. Mr. Cahill is the founder of Unicorn Games LLC, which was sold to Hasbro, Inc. in 2000. Mr. Cahill holds a Bachelor’s of Science degree in Biology from Illinois State University and a Juris Doctorate from the John Marshall Law School. Mr. Cahill is a member of the Tennessee State and Illinois State Bar. Mr. Cahill was chosen to be a director based on his expertise in the entertainment field.

Joseph “Gray” Davis, 71, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bi-partisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

P. Clark Hallren, 53, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Lynne Segall, 62, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 76, was appointed as a director of the Company on February 27, 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Margaret Loesch, 69, was appointed to the Board of Directors on March 18, 2015. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her bachelors of science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Family Relationships

There are no family relationships between any of our directors and our executive officers with the exception of Andrew Heyward and Amy Moynihan Heyward, who are married.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2014 all Reporting Persons timely complied with all applicable filing requirements, except for one Form 4 for Mr. Cahill which was not timely filed.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. A copy of the Code of Ethics may be obtained, free of charge, by submitting a written request to the Company or on our website at www.gnusbrands.com.

Board Committees

During 2014, our Board of Directors held four meetings.

On June 9, 2014, the Board of Directors of the Company unanimously decided to form an Audit Committee, Compensation Committee and Nominating Committee.

The following table sets forth the three standing committees of our board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2014:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Andrew Heyward	Chair
Amy Moynihan Heyward	X
Bernard Cahill	X	X
Joseph “Gray” Davis	X
P. Clark Hallren	X	Chair	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X		Chair
Margaret Loesch	X
Meetings in 2014:	4	2	1	1

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating Committee as the functions of each are described below.

Audit Committee

Messrs. Hallren and Cahill serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

•	selecting, hiring, and compensating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	approving the audit and non-audit services to be performed by our independent auditor;

•	reviewing with the independent auditor the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies; and

•	preparing the report that the SEC requires in our annual proxy statement.

The board of directors has adopted an Audit Committee Charter. The Audit Committee members meet NASDAQ’s financial literacy requirements, and the board has further determined that Mr. Hallren (i) is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and (ii) also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Messrs. Thomopoulos and Hallren serve on the Compensation Committee. Our Compensation Committee’s main functions are assisting our board of directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans we may adopt. The Compensation Committee’s responsibilities include the following:

•	reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors;

•	conducting a performance review of our Chief Executive Officer;

•	reviewing our compensation policies; and

•	if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.

The Board of Directors has adopted a Compensation Committee Charter.

The Compensation Committee’s policy is to offer our executive officers competitive compensation packages that will permit us to attract and retain highly qualified individuals and to motivate and reward these individuals in an appropriate fashion aligned with the long-term interests of our Company and our stockholders.

Compensation Committee Risk Assessment. We have assessed our compensation programs and concluded that our compensation practices do not create risks that are reasonably likely to have a material adverse effect on us.

Nominating Committee

Ms. Segall serves on our Nominating Committee. The Nominating Committee’s responsibilities include:

•	identify qualified individuals to serve as members of the Company’s board of directors;

•	review the qualifications and performance of incumbent directors;

•	review and consider candidates who may be suggested by any director or executive officer or by any stockholder of the Company;

•	review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership on the board;

The Board of Directors has adopted a Nominating Committee Charter.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth the long-term compensation earned for services in all capacities for the fiscal years ended December 31, 2014 and 2013 paid to our Chief Executive Officer and Chief Financial Officer, and each other officer earning in excess of $100,000 per year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andrew Heyward (2)	2014	200,000	500	-	-	-	200,500
Chief Executive Officer	2013	23,077	-	-	-	-	23,077

Amy Moynihan Heyward (3)	2014	180,000	500	-	-	-	180,500
President	2013	20,769	-	-	-	-	20,769

Gregory Payne (4)	2014	175,000	500	-	-	-	175,500
Corporate Secretary	2013	21,875	500	-	-	-	22,375

Rebecca D. Hershinger (5)	2014	-	500	-	-	80,875	81,375
Chief Financial Officer	2013	-		-	-	-	-

Klaus Moeller (6)	2014	-	-	-	-	9,120	9,120
Former Chief Executive Officer	2013	173,950	-	34,000	67,473	8,550	283,973

Richard Staves (7)	2014	-	-			35,935	35,935
Former Interim Chief Financial Officer	2013	-	-	-	-	-	-

Jeanene Morgan (8)	2014	31,644	-	-	-	2,000	33,644
Former Chief Financial Officer	2013	187,500	500	34,000	32,145	-	254,415

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)	In association with the Merger, Mr. Heyward was appointed Chief Executive Officer of the Company on November 15, 2013. Per his November 15, 2013 Employment Agreement, Mr. Heyward is entitled to an annual salary of $200,000.

(3)	In association with the Merger, Ms. Heyward was appointed President of the Company on November 15, 2013. Per her November 15, 2013 Employment Agreement, Ms. Heyward is entitled to an annual salary of $180,000.

(4)	In association with the Merger, Mr. Payne was appointed Corporate Secretary of the Company for which he is entitled to an annual salary of $175,000.

(5)	Ms. Hershinger was appointed Chief Financial Officer of the Company on October 24, 2014 for which she earned $20,000 pursuant to her engagement letter. Prior to her appointment, she provided hourly contract services to the Company for which she earned $60,875.

(6)	In association with the Merger, Mr. Moeller resigned from his position as Chief Executive Officer effective November 15, 2013. Klaus Moeller’s compensation includes:

•	Salaried compensation pursuant to his April 26, 2011 Employment Agreement; the April 26, 2011 Employment Agreement as amended on January 10, 2013; his October 29, 2013 Employment Agreement, and his Termination Agreement.
•	10,000 shares of the Company’s common stock, granted in association with the Merger, for services to the Company.
•	Stock options including:

o	Pursuant to his April 26, 2011 Employment Agreement, the Company granted up to 10,000 shares of common stock and vesting as to 2,500 shares on the date of the agreement, 2,500 shares on the first anniversary date, 2,500 shares on the second anniversary date and 2,500 on the third anniversary date. The option was granted at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
o	On May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.

•	Annual car allowance of $11,400

(7)	Mr. Staves was the Interim Chief Financial Officer of the Company from March 7, 2014 through October 24, 2014. He provided hourly contract services to the Company for which he earned $35,531. Prior to his appointment, he provided hourly contracted service for which he earned $405.

(8)	Jeanene Morgan’s compensation includes:

•	Salaried compensation pursuant to her May 2, 2012 and her October 29, 2013 Employment Agreement.
•	10,000 shares of the Company’s common stock, granted in association with the Merger, for services to the Company.
•	Stock options including:

o	Pursuant to her original offer of employment, the Company granted up to 4,500 shares of common stock and vesting 1,500 shares on the date of the agreement, 1,000 shares on the first anniversary date, 1,000 shares on the second anniversary date and 1,000 on the third anniversary date. The option was granted at an exercise price of $34.00.
o	On May 2, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 2,000 shares, vesting on December 31, 2014, at an exercise price of $44.00.
o	On December 31, 2012, the Board of Directors authorized the grant of a stock option to purchase up to 1,000 shares, fully vesting on the grant date, at an exercise price of $20.00.
o	On May 15, 2013, the Board of Directors authorized the grant of a stock option to purchase up to 7,500 shares of common stock, fully vesting on the grant date, at an exercise price of $20.00 per share.
o	Pursuant to the October 29, 2013 Employment Agreement, all options granted to Ms. Morgan were vested immediately.

•	Effective March 7, 2014, Ms. Morgan resigned from the Company. After her resignation, she earned an additional $2,000 for transition services. Upon her resignation, she also received cash payments of $32,090 for vacation time accrued during the period of her employment.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding equity awards as of December 31, 2014.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($)
Andrew Heyward	–	–	–	–	–	–	–	–	–

Amy Moynihan Heyward	–	–	–	–	–	–	–	–	–

Gregory Payne	–	–	–	–	–	–	–	–	–

Rebecca D. Hershinger	–	–	–	–	–	–	–	–	–

Klaus Moeller	–	–	–	–	–	–	–	–	–

Richard Staves	–	–	–	–	–	–	–	–	–

Jeanene Morgan	–	–	–	–	–	–	–	–	–

Employment Agreements

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

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal years ended December 31, 2014 and 2013 in the director's capacity as director. The Company intends to implement a Directors Stock Option plan and provide certain directorship fees in the future.

Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andrew Heyward	2014	$15,000	$–	$–	$–	$15,000
	2013	$–	$–	$–	$–	$–

Amy Moynihan Heyward	2014	$15,000	$–	$–	$–	$15,000
	2013	$–	$–	$–	$–	$–

Bernard Cahill	2014	$15,000	$–	$–	$–	$15,000
	2013	$–	$–	$–	$–	$–

Joseph “Gray” Davis	2014	$15,000	$–	$–	$–	$15,000
	2013	$–	$–	$–	$–	$–

P. Clark Hallren (2)	2014	$10,000	$–	$–	$40,000	$50,000
	2013	$–	$–	$–	$–	$–

Lynn Segall	2014	$15,000	$–	$–	$–	$15,000
	2013	$–	$–	$–	$–	$–

Anthony Thomopoulos (3)	2014	$10,000	$–	$–	$–	$10,000
	2013	$–	$–	$–	$–	$–

Jeffrey Weiss (4)	2014	$10,000	$–	$–	$–	$10,000
	2013	$–	$–	$–	$–	$–

Klaus Moeller (5)	2014	$–	$–	$–	$–	$–
	2013	$–	$–	$–	$–	$–

William McDonough (6)	2014	$–	$–	$–	$–	$–
	2013	$–	$–	$–	$–	$–

(1)	For the board meetings held in the second and third quarter of 2014, Board Members earned $5,000 per meeting attended either physically or telephonically. Beginning with the Board Meeting in the fourth quarter 2014, the structure was revised such that Directors earn $5,000 per meeting attended physically, $2,500 per meeting attended telephonically, and nothing for non-attendance.
(2)	On May 15, 2014, Mr. Hallren was appointed to the Board of Directors of the Company. Mr. Hallren earned $10,000 in compensation for his services as a member of the Board of Directors and received $40,000 for consulting services provided to the Company.
(3)	On February 27, 2014, Mr. Thomopoulos was appointed to the Board of Directors of the Company.
(4)	On March 16, 2015, Mr. Weiss resigned from the Board of Directors of the Company.
(5)	On May 15, 2014, Mr. Moeller resigned from the Board of Directors of the Company.
(6)	On February 27, 2014, Mr. McDonough resigned from the Board of Directors of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of March 27, 2015 known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 6,374,450 shares of common stock outstanding as March 27, 2015. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 9401 Wilshire Boulevard Suite 608, Beverly Hills, California 90212.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)

A Squared Holdings, LLC	2,972,183	46.6%
Andrew Heyward	3,030,019 (2)	47.1%
Amy Moynihan Heyward	3,030,019 (2)	47.1%
Gregory Payne	-	*
Rebecca D. Hershinger	-	*
Bernard Cahill	53,934 (3)	*
Joseph “Gray” Davis	-	*
P. Clark Hallren	-	*
Lynne Segal	-	*
Anthony Thomopoulos	345	*
Margaret Loesch	-	*
Wolverine Flagship Fund Trading Limited (4)	702,513(5)	9.99%
Iroquois Master Fund Ltd. (6)	467,102(7)	6.9%

All Officers and Directors (Consisting of 10 persons)	3,084,298	48.0%

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 6,374,450 shares of common stock outstanding as of March 27, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 27, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person
(2)	Consists of (i) 2,972,183 shares of common stock held by A Squared Holdings LLC over which Andrew Heyward and Amy Moynihan Heyward hold voting and dispositive power, (ii) 50,000 shares of common stock issuable upon conversion of 100 shares of the Company’s Series A Convertible Preferred Stock, and (iii) 7,836 shares of common stock held by Andrew Heyward. Andrew Heyward and Amy Moynihan Heyward are spouses who own such shares jointly, and thus both maintain joint voting and dispositive power over such shares.
(3)	Consists of (i) 41,434 shares of common stock owned directly by Bernard Cahill and (ii) 12,500 shares of common stock owned by Mr. Cahill’s spouse.
(4)	The address of this beneficial owner is 175 West Jackson Blvd., Suite 340, Chicago, Illinois 60604
(5)	Consists of (i) 44,800 shares of common stock and (ii) 1,250,000 shares of common stock issuable upon conversion of 2,500 shares of the Company’s Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer.
(6)	The address of this beneficial owner is 641 Lexington Avenue, 26th Floor, New York, New York 10022
(7)	Consists of (i) 92,102 shares of common stock and (ii) 375,000 shares of common stock issuable upon conversion of 750 shares of the Company’s Series A Convertible Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Parties

Our Chief Executive Officer, Andrew Heyward, is the spouse of our President, Amy Moynihan Heyward.

Bernard Cahill, a director of the Company appointed on December 9, 2013, is the founder of ROAR LLC (“ROAR”) which owns 65% of Girlilla Marketing LLC (“Girlilla”). In connection with the Merger, the Company entered into a marketing consultation agreement with Girlilla pursuant to which Girlilla agreed to provide certain strategic digital marketing services through November 2014 in consideration for 10,000 shares of common stock. Additionally, the Company entered into an engagement letter with ROAR pursuant to which ROAR agreed to provide the Company services, including the development of a business development strategy, through May 2015. In consideration for its services, the Company agreed to pay ROAR 67,492 shares of common stock.

On November 15, 2013, as part of the Merger, the Company acquired these liabilities from A Squared Entertainment, LLC. From time to time, A Squared Entertainment, LLC required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2014, these advances totaled $411,008. No interest is due on these advances.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under applicable NASDAQ rules, each of Messrs. Davis, Hallren, and Thomopoulos as well as Ms. Segall and Ms. Loesch would be considered an independent director.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2014	2013
Audit Fees	$68,700	$139,300
Tax Fees	2,625	4,300
Other Fees	3,450	–
Total Fees	$74,775	$143,600

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
3.4	Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)
3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.7	Amendment to Bylaws dated November 15, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 17, 2013)
3.9	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 7, 2014)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 19, 2014)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.2	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.3	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.4	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.5	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.6	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on May 4, 2011)
4.7	Form of Placement Agent Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 19, 2014)
10.1	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated October 29, 2013 (Incorporated by reference from Registration Statement on Form 10 filed with the Securities & Exchange Commission on October 31, 2013)
10.24	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.26	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated on October 29, 2013 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 31, 2013)
10.27	Registration Rights Agreement dated November 15, 2013 between Genius Brands International, Inc. and A Squared Holdings LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.28	Form of Subscription Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.29	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)

10.30	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.31	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Amy Moynihan Heyward (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.32	Termination Agreement dated November 15, 2013 between Genius Brands International, Inc. and Klaus Moeller (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.36	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on November 20, 2013)
10.37	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 19, 2014)
10.38	Form of Registration Rights Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 19, 2014)
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

__________

*	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and 17 CFR 200.83. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

March 31, 2015	By:	/s/ /Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

March 31, 2015		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2015	By:	/s/ Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

March 31, 2015		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2015		/s/ Amy Moynihan Heyward
Amy Moynihan Heyward
President and Director

March 31, 2015
Bernard Cahill
Director

March 31, 2015
Joseph “Gray” Davis
Director

March 31, 2015		/s/ P. Clark Hallren
P. Clark Hallren
Director

March 31, 2015		/s/ Lynne Segall
Lynne Segall
Director

March 31, 2015		/s/ Anthony Thomopoulos
Anthony Thomopoulos
Director

March 31, 2015		/s/ Margaret Loesch
Margaret Loesch
Director

TABLE OF CONTENTS

Page No.

Audited Financial Statements for the Twelve-month Period Ended December 31, 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Genius Brands International, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

March 31, 2015

Genius Brands International, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

ASSETS	12/31/2014	12/31/2013
Current Assets:
Cash and Cash Equivalents	$4,301,099	$527,110
Accounts Receivable, net	208,486	893,826
Inventory	11,691	224,351
Prepaid and Other Assets	217,622	582,056
Total Current Assets	4,738,898	2,227,343

Property and Equipment, net	32,420	78,748
Film and Television Costs	303,953	–
Capitalized Product Development in Process	7,500	54,575
Intangible Assets, net	1,876,438	1,865,706
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$17,325,014	$14,592,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$312,728	$889,919
Accrued Expenses	283,582	219,275
Deferred Revenue and Advances	242,160	107,264
Accrued Salaries and Wages	50,288	59,958
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	411,008	516,659
Total Current Liabilities	2,224,766	2,718,075

Long Term Liabilities:
Deferred Revenue and Advances	640,417	378,000
Services Advance	739,583	–
Total Liabilities	3,604,766	3,096,075

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 6,000 and 0 shares issued and outstanding, respectively	6	–
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,374,450 and 5,918,704 shares issued and outstanding, respectively	6,375	5,919
Additional Paid in Capital	34,866,521	28,914,238
Accumulated Deficit	(21,152,654)	(17,424,055)
Total Stockholders’ Equity	13,720,248	11,496,102

Total Liabilities and Stockholders’ Equity	$17,325,014	$14,592,177

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Periods Ending December 31, 2014 and 2013

	12/31/2014	12/31/2013
Revenues:
Product Sales	$497,273	$1,682,780
Television & Home Entertainment	117,670	505,552
Licensing & Royalties	310,845	368,206
Total Revenues	925,788	2,556,538

Cost of Sales	500,000	1,504,138

Gross Profit	425,788	1,052,400

Operating Expenses:
Product Development	1,700	139,082
Professional Services	953,463	451,537
Rent Expense	140,070	24,898
Marketing & Sales	338,598	308,355
Depreciation & Amortization	109,753	160,654
Salaries and Related Expenses	1,432,314	1,329,715
Stock Compensation Expense	–	539,185
Bad Debt Expense	73,458	–
Other General & Administrative	852,895	460,818
Total Operating Expenses	3,902,251	3,414,244

Loss from Operations	(3,476,463)	(2,361,844)

Other Income (Expense):
Other Income	34,700	208
Interest Expense	(11,750)	(1,663,632)
Interest Expense - Related Parties	(25,842)	(30,189)
Gain (loss) on Distribution Contracts	(47,229)	4,997
(Gain) loss on Conversion of Accounts Payable	(4,072)	–
(Gain) loss on Settlement or Extinguishment of Debt	56,519	(614,073)
Gain (loss) on Disposition of Assets	(70,905)	(251,192)
Gain (loss) on Inventory	(174,963)	–
Unrealized gain (loss) on Foreign Currency Translation	(8,594)	–
Gain (loss) on Derivative Valuation	–	(1,886,943)
Gain (loss) on Exchange of Warrants	–	(312,144)
Net Other Income (Expense)	(252,136)	(4,752,968)

Loss before Income Tax Expense	(3,728,599)	(7,114,812)

Income Tax Expense	–	–

Net Loss from Continuing Operations	(3,728,599)	(7,114,812)
Net Loss from Discontinued Operations	–	(101,219)
Net Loss	$(3,728,599)	$(7,216,031)

Net Loss per Common Share from Continuing Operations	$(0.60)	$(5.03)
Net Loss per Common Share from Discontinued Operations	–	(0.07)
Total Net Loss per Common Share	$(0.60)	$(5.10)

Weighted Average Shares Outstanding	6,254,497	1,413,631

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

 Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	719,127	$719	–	$–	$9,962,062	$(10,208,024)	$(245,243)

Common Stock Issued for Cash, Net of Offering Costs	296,429	297	–	–	968,240	–	968,537
Common Stock Issued for Services	126,899	127	–	–	535,347	–	535,474
Common Stock Issued in exchange for repayment of Note Payable	1,685,236	1,685	–	–	6,180,411	–	6,182,096
Common Stock Issued in exchange for repayment of Accounts Payable	10,020	10	–	–	28,046	–	28,056
Common Stock Issued in exchange for Warrants, net of costs	53,810	54	–	–	336,336	–	336,390
Common Stock Issued for Bonuses to Officers and Directors	55,000	55	–	–	187,445	–	187,500
Common Stock Issued for Merger with A Square Entertainment	2,972,183	2,972	–	–	10,399,666	–	10,402,638
Stock Compensation Expense	–	–	–	–	316,685	–	316,685
Net Loss	–	–	–	–	–	(7,216,031)	(7,216,031)
Balance, December 31, 2013	5,918,704	$5,919	–	$–	$28,914,238	$(17,424,055)	$11,496,102
			–	–
Common Stock Issued for Cash, Net of Offering costs	102,860	103	–	–	355,013	–	355,116
Common Stock Issued for Purchase Price Adjustment pursuant to Securities Purchase Agreement	305,562	306	–	–	(306)	–	–
Common Stock Issued in exchange for repayment of Accounts Payable	8,143	8	–	–	32,564	–	32,572
Common Stock Issues for Services	48,000	48	–	–	159,252	–	159,300
Series A Convertible Preferred Stock Issued for Cash, Net of Offering Costs	–	–	6,000	6	5,379,909	–	5,379,915
Imputed Interest for Member Advances	–	–	–	–	25,842	–	25,842
Cancellation of Common Stock	(9,000)	(9)	–	–	9		–
Adjustment to reconcile shares outstanding due to Reverse Stock Split	181	–	–	–	–	–	–
Net Loss	–	–	–	–	–	(3,728,599)	(3,728,599)
Balance, December 31, 2014	6,374,450	$6,375	6,000	$6	$34,866,521	$(21,152,654)	$13,720,248

 The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Periods Ended December 31, 2014 and 2013

Cash Flows from Operating Activities:	12/31/2014	12/31/2013
Net Loss	$(3,728,599)	$(7,216,031)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	50,484	13,730
Amortization Expense	59,269	146,924
Imputed Interest Expense	25,842	–
Bad Debt Expense	73,458	–
Accretion of Discount on Convertible Debentures	–	1,294,350
Issuance of Common Stock for Interest Expense	–	51,859
Issuance of Common Stock for Services	127,200	167,260
Issuance of Common Stock on Bonuses to Officers and Directors	–	222,500
Stock Compensation Expense	–	316,685
(Gain) Loss on Conversion of Accounts Payable	4,072	–
(Gain) Loss on Settlement or Extinguishment of Debt	(56,519)	614,073
(Gain) Loss on Derivative Valuation	–	1,886,943
(Gain) Loss on Exchange of Warrants	–	312,144
(Gain) Loss on Distribution Contracts	47,229	(4,997)
(Gain) Loss on Disposition of Assets	70,905	251,192
(Gain) Loss on Inventory	174,963	–
(Gain) Loss on Discontinued Operations	–	101,219
(Gain) Loss on Foreign Currency Translation	8,594	–

Decrease (increase) in operating assets:
Accounts Receivable	603,288	279,804
Inventory	37,697	101,721
Prepaid Expenses & Other Assets	361,534	36,716
Other Receivables	–	466,762
Film and Television Costs, net	(303,953)	–

Increase (decrease) in operating liabilities:
Accounts Payable	(492,173)	(354,498)
Accrued Salaries	(9,670)	196,318
Accrued Interest	–	11,135
Accrued Interest - Related Party	–	–
Deferred Revenue and Advances	397,313	–
Other Accrued Expenses	67,078	(16,126)
Net cash provided/(used) in operating activities	(2,481,988)	(1,120,317)

Cash Flows from Investing Activities:
Investment in Capitalized Product Development	(23,830)	–
Investment in Intangible Assets	(70,000)	(67,461)
Investment in Fixed Assets	(4,156)	(2,825)
Merger with A Squared Entertainment	–	283,199
Net cash provided/(used) by investing activities	(97,986)	212,913

Cash Flows from Financing Activities:
Sale of Preferred Stock, net of offering costs	5,379,915	–
Sale of Common Stock, net of offering costs	355,116	968,537
Cost of Warrant Exchange	–	(15,264)
Proceeds from Services Advance	750,000	–
Repayment of Services Advance	(10,417)	–
Payments of Related Party Notes	(105,651)	(307)
Debt Issuance Costs	(15,000)	(275,000)
Proceeds from Bridge Notes	–	309,000
Net cash provided/(used) by financing activities	6,353,963	986,966

Net increase in Cash and Cash Equivalents	3,773,989	79,562
Beginning Cash and Cash Equivalents	527,110	447,548
Ending Cash and Cash Equivalents	$4,301,099	$527,110

Genius Brands International, Inc.

Consolidated Statements of Cash Flows - continued

Periods Ended December 31, 2014 and 2013

	12/31/2014	12/31/2013
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$6,063	$–

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$32,572	$50,100
Common Stock issued for Pre-Paid Services	$32,100	$333,215
Common Stock issued for Merger, net of cash	$–	$10,119,439
Conversion of Debentures and Accrued Interest to Common Stock	$–	$1,201,474
Conversion of Warrants to Common Stock	$–	$312,144
Conversion of Short Term Bridge Notes and Accrued Interest to Common Stock	$–	$543,719
Conversion of Related Party Notes and Accrued Interest to Common Stock	$–	$472,360
Conversion of Accrued Salaries to Common Stock	$–	$612,443
Accrued Salaries converted to Short Term Note Payable	$–	$221,000
Common Stock issued for Issuance Costs	$–	$15,264
Common Stock issued for Derivative Liabilities	$–	$3,107,608
Common Stock issued for Debt Discount	$–	$342,500

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, “GBI” or the “Company”) is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary, gifts, and more.

The Company owns a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC, a joint venture with legendary Stan Lee's POW! Entertainment.

In addition to the Company’s wholly-owned brands, it also acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama; Psycho Bunny, a luxury apparel line; From Frank, a humor greeting card and product line; Celessence Technologies, the world's leading microencapsulation company.

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, the Company changed its trading symbol from “PENT” to “GNUS”.

On November 15, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, its newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, the Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one-hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014 (the “Reverse Split”). All per share amounts referenced herein are reflective of the Reverse Split.

Strategic Initiatives

During 2014, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products including DVDs and CDs and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

Liquidity

Historically, the Company has incurred net losses. As of December 31, 2014, the Company had an accumulated deficit of $21,152,654 and a total stockholders’ equity of $13,720,248. At December 31, 2014, the Company had current assets of $4,738,898, including cash of $4,301,099 and current liabilities of $2,224,766, including short-term debt to related parties which bears no interest and has no stated maturity of $411,008 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $2,514,132. For the years ended December 31, 2014 and 2013, the Company reported a net loss of $3,728,599 and $7,216,031, respectively, and reported net cash used by operating activities during year ended December 31, 2014 of $2,481,988.

During 2014, the Company received proceeds from the issuance of common stock, the issuance of Series A Convertible Preferred Shares, the execution of a long-term, exclusive supply chain services agreement, and the execution music advance agreements. Additionally subsequent to the end of the year, the Company received the second payment pursuant to its long term supply chain services agreement. While the Company believes that these funds will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

Reverse Stock Split

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-one hundred basis. The reverse stock split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-K, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The audited financial statements have been prepared using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805 Business Combinations.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these audited consolidated financial statements so as to conform to current period classifications.

Allowance for Sales Returns

An Allowance for Sales Returns is estimated based on average sales during the previous year. Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at December 31, 2014 and 2013 should be $45,582 and $43,000, respectively.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $54,673 and $93,607 established as of December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the statement of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units, of which we have one. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill of indefinite lived intangible assets in future periods.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Other intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. Additionally, the Company develops new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. In accordance with ASC 350 Intangible Assets and ASC 730 Research and Development, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset.

Films and Televisions Costs

The Company capitalizes production costs for episodic series produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. The Company expenses all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

The Company capitalizes production costs for films produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates their capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Revenue Recognition

The Company recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 Revenue Recognition.

Revenues associated with the sale of products are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

The Company recognizes revenue in accordance with ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, the Company recognizes revenue when (i) persuasive evidence of a sale with customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

For its distribution, TV, and home entertainment income the Company generally enters in to flat fee arrangements to deliver multiple films or episodes. The Company allocates revenue to each film or episode based on their relative fair market values and recognizes revenue as each film or episode is complete and available for delivery.

The Company’s licensing and royalty revenue represents both (a) variable payments based on net sales from brand licensees for content distribution rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees and (b) licensing income the Company recognizes revenue as an agent in accordance with ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, the Company’s revenue is its gross billings to its customers less the amounts it pays to suppliers for their products and services.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Advertising Costs

The Company’s marketing costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials. In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred. Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company. Advertising expense for the year ended December 31, 2014 and 2013 was $256,272 and $117,914, respectively.

Earnings Per Share

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

Income Taxes

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2014, the Company had one account with an uninsured balance of $3,923,931. As of December 31, 2013, the Company had one account with an uninsured balance of $123,053.

For fiscal year 2014, the Company had three customers whose total revenue exceeded 10% of the total consolidated revenue. These customers account for 19%, 13%, and 11% of total revenue, respectively. Those three accounts made up 11%, 0%, and 14% of accounts receivable, respectively. For fiscal year 2013, the Company had three customers whose total revenue exceeded 10% of the total consolidated revenue. These customers account for 22%, 20%, and 14% of total revenue, respectively. Those three accounts made up 0%, 6%, and 39% of accounts receivable, respectively. The major customers for the year ending December 31, 2014 are not necessarily the same as the major customers at December 31, 2013.   There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2014 and 2013, no allowance for bad debt has been established for the major customers as these amounts are believed to be fully collectible.

Fair value of financial instruments

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

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

Pursuant to the terms and conditions of the Merger:

•	At the closing of the Merger, the membership interests of A Squared issued and outstanding immediately prior to the closing of the Merger were cancelled, and the Member received 2,972,183 shares of our common stock.
•	Upon the closing of the Merger, Klaus Moeller resigned as the Company’s Chief Executive Officer and Chairman, Larry Balaban resigned as the Company’s Corporate Secretary, and Howard Balaban resigned as the Company’s Vice President of Business Development. Simultaneously with the effectiveness of the Merger, Andrew Heyward was appointed as the Company’s Chief Executive Officer, Amy Moynihan Heyward was appointed as the Company’s President and Gregory Payne was appointed as the Company’s Corporate Secretary. Mr. Moeller remained a director of the Company until his subsequent resignation on May 15, 2014.
•	Effective upon the Company’s meeting its information obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Michael Meader, Larry Balaban, Howard Balaban and Saul Hyatt resigned as directors of the Company, and Andrew Heyward, Amy Moynihan Heyward, Lynne Segall, Jeffrey Weiss, Joseph “Gray” Davis, William McDonough and Bernard Cahill were appointed as directors of the Company. On December 9, 2013, these changes to the Board of Directors were made effective.

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

December 31, 2014

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

Pro forma

The table below presents the pro forma revenue and net loss for the year ended December 31, 2014 and 2013, assuming the Merger had occurred on January 1, 2013, pursuant to ASC 805-10-50. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had Merger occurred on this date nor does it purport to predict the results of operations for future periods.

	Year Ended
	12/31/2014	12/31/2013
Revenues	$925,788	$2,752,830
Net Loss (1)	$(3,728,599)	$(5,855,925)

(1)	Net loss during the year ended December 31, 2013 includes merger related costs of $339,180 as well as the elimination of interest expense of $1,693,821 and the loss on derivative valuation of $1,886,943.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 4: Investment in Stan Lee Comics, LLC

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

Pursuant to ASC 323-30, as of December 31, 2014, the Company has recorded the Investment in Stan Lee Comics, LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

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

As of December 31, 2014 and 2013, the Company had recorded a total reserve of $54,673 and $93,607, respectively. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. Finally, during the fourth quarter of 2014, the Company donated certain inventory that had already been reserved for at which time the inventory was written off.

Note 6: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Furniture and Equipment	$12,385	$12,385
Computer Equipment	36,649	32,493
Leasehold Improvements	99,778	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(132,129)	(81,645)
Property and Equipment, Net	$32,420	$78,748

During the year ended December 31, 2014 and 2013, the Company recorded depreciation expense of $50,484 and $13,730, respectively.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 7: Film and Television Costs and Capitalized Product Development in Process

As of December 31, 2014, the Company had Film and Television Costs of $303,953 compared to $0 at December 31, 2013. The increase relates to the commencement of development of the second installment of the feature film Stan Lee and the Mighty 7 and the development and production of episodes of Thomas Edison’s Secret Lab.

As of December 31, 2014, the Company had Capitalized Product Development in Process of $7,500 compared to $54,575 as of December 31, 2013. During the second quarter of 2014, the Company ceased development of its e-commerce website and web-based streaming services. As the Company deemed the services unusable, it recognized impairment expense of $70,905 during the second quarter.

Note 8: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 - Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. During the years ended December 31, 2014 and 2013, the Company did not recognize any impairment related to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,257,129
Other Intangible Assets	70,000	–
Less Accumulated Amortization (c)	(3,320,522)	(3,261,254)
Intangible Assets, Net	$1,876,438	$1,865,706

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. During the year ended December 31, 2014 and 2013, the Company did not recognize any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2013, it was determined that certain “Other Intangible Assets” totaling $470,685 in gross asset value, with accumulated amortization of $228,961, were to be retired giving rise to an associated loss on disposition of assets totaling $241,723. During the period ended December 31, 2014, the Company did not recognize any similar impairment.
(c)	During the year ended December 31, 2014 and 2013, the Company recognized $59,269 and $146,924, respectively, in amortization expense related to these intangible assets.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Expected future intangible asset amortization as of December 31, 2014 is as follows:

Fiscal Year:
2015	$48,576
2016	38,596
2017	17,180
2018	8,655
2019	8,655
Total	$121,662

Note 9: Deferred Revenue and Advances

As of December 31, 2014 and 2013, the Company had advances of $817,167 and $450,000, respectively.

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

As of December 31, 2014 and 2013, the Company had deferred revenue of $65,410 and $35,264, respectively. Deferred revenue represents amounts collected from licensees and customers for which revenue recognition criteria have not been met.

Note 10: Accrued Liabilities

As of December 31, 2014 and 2013, the Company has the following accrued liabilities:

	12/31/2014	12/31/2013
Accrued Salaries and Wages
Accrued Salaries and Wages	$50,288	$59,958

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	739,583	–

Accrued Expenses
Other Accrued Expenses	283,582	219,275

Total Accrued Liabilities	$1,998,453	$1,204,233

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability.
(b)	During the first quarter of 2014, the Company entered into an exclusive three year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

As of December 31, 2014, the Company had no outstanding balances under the Note. During the year ended December 31, 2014, the Company recognized interest expense of $3,833 based on certain non-usage fees on the unused portion of the Loan Amount, as well as amortization of deferred financing costs of $5,687.

Subsequent to the end of the year, on March 2, 2015, the Company and SunTrust Bank entered into a Line of Credit Termination Agreement in order to terminate the Company’s line of credit with SunTrust evidenced by that certain commercial note dated August 15, 2014 in the principal amount of $2,000,000. On the Termination Date, there were no amounts due or payable to SunTrust.

Note 12: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2014, these advances totaled $411,008, compared to $516,659 as of December 31, 2013. During the year ended December 31, 2014, the Company repaid a portion of the advances to its Chief Executive Officer, Andrew Heyward, in the amount of $105,651.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During years ended December 31, 2014 and 2013, the Company recognized imputed interest expense of $25,842 and $0 as a contribution to additional paid-in capital, respectively.

Note 13: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporate actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the Company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of December 31, 2014 and 2013, the total number of authorized shares of common stock was 700,000,000.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

On April 2, 2014, we filed an amendment to our Articles of Incorporation to affect the Reverse Split on a one-for-one hundred basis. The Reverse Split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-K, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the Reverse Split.

As of December 31, 2014 and 2013, there were 6,374,450 and 5,918,704 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the twelve months ended December 31, 2014:

•	On January 10, 2014, the Company issued 102,860 shares of the Company’s common stock in a private placement to certain investors at $3.50 per share. The Company received gross proceeds of $360,000 and paid related offering costs of $4,884.
•	On January 10, 2014, the Company issued 8,143 shares of common stock as an extinguishment of a $28,500 accounts payable balance for services rendered in relation to the private placement. The shares were valued at the market price of $4.00 per share giving rise to a loss on the extinguishment of accounts payable of $4,072.
•	On January 29, 2014, the Company issued 18,000 shares of common stock to a third party for prepaid investor relations services at $3.50 per share for a six month period beginning in January 2014.
•	On May 1, 2014, the Company issued 30,000 shares of common stock to a third party for creative design and development services at $3.21 per share.
•	On June 16, 2014, the Company issued 305,562 shares of common stock to investors in the Company’s November 2013 and January 2014 private placement. Pursuant to the Securities Purchase Agreement associated with that offering, for a period of three years after the initial closing of the offering, investors are entitled to additional shares if the Company issues securities pursuant to which shares of common stock may be acquired at a price less than the per share purchase price in that offering or $3.50 per share. The issuance of the Series A Convertible Preferred Stock in May of 2014, as described below, triggered this issuance of these additional shares.
•	On November 3, 2014, the Company cancelled 9,000 shares of common stock issued to a third party for prepaid services.

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

As of December 31, 2014 and 2013, 6,000 and 0 shares of preferred stock were issued and outstanding, respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock”. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

The following schedule summarizes the changes in the Company’s stock option plan during the twelve months ended December 31, 2014:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2013	37,150	$6.00 - 55.00	3.55 years	$–	$32.00
Options Granted	–
Options Exercised	–
Options Expired	36,800
Balance at December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09

Exercisable December 31, 2013	37,150	$6.00 - 55.00	3.41 years	$–	$32.00
Exercisable December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09

During the years ended December 31, 2014, the Company did not recognize any stock based compensation expense. During the year ended December 31, 2013, the Company recognized stock based compensation expense of $316,685.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 15: Warrants

The Company has warrants outstanding to purchase up to 300,000 and 0 shares of our common stock at December 31, 2014 and 2013, respectively.

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

The following schedule summarizes the changes in the Company’s outstanding warrants during the twelve months ended December 31, 2014:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Weighted Average Exercise
	Number of	Price	Contractual	Price
	Shares	per Share	Life	per Share

Balance at December 31, 2013	–	$–	–	$–
Warrants Granted	300,000	$2.00	4.37 years	$2.00
Warrants Exercised	–	$–	–	$–
Warrants Expired	–	$–	–	$–
Balance at December 31, 2014	300,000	$2.00	4.37 years	$2.00

Exercisable December 31, 2013	–	$–	–	$–
Exercisable December 31, 2014	300,000	$2.00	4.37 years	$2.00

Note 16: Income Taxes

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$4,505,900	$3,252,200
Returns Reserve	17,800	16,800
Inventory Reserve	21,300	36,500
Accrued Related Party Interest	–	–
Accrued Officer Compensation	–	–
Accrued Compensated Absences	19,600	14,800
Charitable Contributions	400	1,300
Deferred tax liabilities:
Depreciation and Amortization	116,500	80,100

Valuation Allowance	(4,681,500)	(3,401,700)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Loss	$(1,453,800)	$(2,813,900)
Meals and Entertainment	4,700	5,900
Stock Compensation for Services	–	525,900
Stock issued for debt extinguishment	–	1,762,000
Excess Tax Gain (Loss) on Disposal over Book	–	(12,500)
Accrued Compensated Absences	4,800	(23,300)
Accrued Officer Compensation	–	(158,600)
Returns Reserve	1,000	(3,900)
Inventory Reserve	(15,200)	14,200
Depreciation and Amortization	9,700	10,200
Valuation Allowance	1,448,800	694,000
	$–	$–

At December 31, 2014, the Company had net operating loss carry forwards of approximately $11,554,000 that may be offset against future taxable income from the year 2015 through 2034. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

December 31, 2014

At the adoption date of January 1, 2008, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Effective July 14, 2014, the Company employed Stone Newman in the newly created operating position of President - Worldwide Consumer Products and executed a three-year employment agreement which either party may terminate on the 12 th and 24 th month anniversary upon thirty (30) days’ notice. Mr. Newman will have oversight over all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming as well as certain brands he previously managed prior to his employment by the Company. The agreement provides Mr. Newman with an annual salary of $275,000 plus an additional participation for certain customers.

Note 18: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.

Rental expenses incurred for operating leases during the twelve months ended December 31, 2014 and 2013 were $140,070 and $24,898, respectively.

Warehouse space of approximately 2,000 square feet in Rogers, Minnesota was rented on a month to month basis and was vacated as of October 31, 2013. In November 2012, the Company signed a nine month lease to occupy three offices in San Diego, California, which terminated as of April 30, 2013.

As of December 31, 2014, the Company leased approximately 2,807 square feet of office space at 9401 Wilshire Boulevard, Beverly Hills, California pursuant to a standard office lease dated February 3, 2012. The lease has a term of 3 years, from May 1, 2012 through April 30, 2015. The monthly rent is $10,807 which is to be adjusted upward 3% each year on the anniversary of the lease. The Company does not intend to renew this lease.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2015	45,860
$45,860

Subsequent to the end of 2014, the Company entered into an agreement for new office space to which it will relocate its operations upon the expiration of its existing lease. Effective May 1, 2015, the Company will lease approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commences on May 1, 2015. The Company will pay approximately $136,542 annually subject to annual escalations of 3%.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

In July 2014, the Company has partnered with Symbiosis Technologies (“Symbiosis”) in which Symbiosis will provide certain pre-production and production services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted revenues as well as the ability to distribute the series in certain territories.

In December 2014, the Company has partnered with Telegael Teoranta (“Telegael”) in which Telegael will provide certain production services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted revenues as well as the ability to distribute the series in certain territories.

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

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 21: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2014 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	In February 2015, the Company entered into an agreement for new office space to replace its existing space upon the expiration of its existing lease. Effective May 1, 2015, the Company will be leasing approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commences on May 1, 2015. The Company will pay approximately $136,542 annually subject to annual escalations of 3%.
•	On March 2, 2015, the Company and SunTrust Bank entered into a Line of Credit Termination Agreement in order to terminate the Company’s line of credit with SunTrust evidenced by that certain commercial note dated August 15, 2014 in the principal amount of $2,000,000. On the Termination Date, there were no amounts due or payable to SunTrust.
•	On March 16, 2015, Jeffrey Weiss resigned from the Board of the Directors of the Company. Mr. Weiss did not resign due to any disagreement with the Company or its management regarding any matters relating to the Company's operations, policies or practices. Mr. Weiss will act as an unpaid advisor to the Company.
•	On March 18, 2015, Margaret Loesch was appointed to the Board of Directors of the Company.

