Form 10-Q
period 2015-03-31
Genius Brands International, Inc.
filed 2015-05-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

301 North Canon Drive, Suite 305
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

310-273-4222

(Registrant’s telephone number, including area code)

 9401 Wilshire Blvd, #608, Beverly Hills, CA 90212

(Registrant’s Former Address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,529,450 shares of common stock, par value $0.001, were outstanding as of May 12, 2015.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2015 (unaudited) and December 31, 2014 (audited)

ASSETS	3/31/2015	12/31/2014
Current Assets:
Cash and Cash Equivalents	$3,963,082	$4,301,099
Accounts Receivable, net	353,510	208,486
Inventory, net	14,350	11,691
Prepaid and Other Assets	292,808	217,622
Total Current Assets	4,623,750	4,738,898

Property and Equipment, net	143,719	32,420
Film and Television Costs	483,000	303,953
Capitalized Product Development in Process	–	7,500
Intangible Assets, net	1,913,807	1,876,438
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$17,530,081	$17,325,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$410,960	$312,728
Accrued Expenses	312,924	283,582
Deferred Revenue and Advances	249,246	242,160
Accrued Salaries and Wages	68,324	50,288
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	411,164	411,008
Total Current Liabilities	2,377,618	2,224,766

Long Term Liabilities:
Deferred Revenue and Advances	572,804	640,417
Services Advance	1,489,583	739,583
Total Liabilities	4,440,005	3,604,766

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 6,000 shares issued and outstanding, respectively	6	6
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,374,450 shares issued and outstanding, respectively	6,375	6,375
Additional Paid in Capital	34,872,611	34,866,521
Accumulated Deficit	(21,788,916)	(21,152,654)
Total Equity	13,090,076	13,720,248

Total Liabilities and Stockholders’ Equity	$17,530,081	$17,325,014

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three Month Period Ended March 31, 2015 and 2014 (unaudited)

	3/31/2015	3/31/2014
Revenues:
Licensing & Royalties	$152,665	$39,680
Television & Home Entertainment	132,214	50,462
Product Sales	11,755	86,141
Total Revenues	296,634	176,283

Cost of Sales	7,141	136,035

Gross Profit	289,493	40,248

Operating Expenses:
Professional Services	173,827	319,870
Rent Expense	37,581	35,815
Marketing & Sales	88,175	38,655
Depreciation & Amortization	25,610	24,539
Salaries and Related Expenses	490,741	308,696
Bad Debt Expense (Recovery)	(1,550)	–
Other General & Administrative	235,711	200,721
Total Operating Expenses	1,050,095	928,296

Loss from Operations	(760,602)	(888,048)

Other Income (Expense):
Other Income	2,997	633
Interest Expense	(413)	(2,209)
Interest Expense - Related Parties	(6,090)	(7,163)
Gain (Loss) on Distribution Contracts	150,000	2,771
Gain (Loss) on Impairment of Assets	(7,500)	–
Gain (Loss) on Settlement of Accounts Payable	–	39,854
Gain (Loss) on Deferred Financing Costs	(9,313)	–
Unrealized Gain (Loss) on Foreign Currency Translation	(5,341)	–
Net Other Income (Expense)	124,340	33,886

Loss before Income Tax Expense	(636,262)	(854,162)

Income Tax Expense	–	–

Net Loss	$(636,262)	$(854,162)

Net Loss per Common Share	$(0.10)	$(0.14)

Weighted Average Shares Outstanding	6,374,450	6,029,573

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Three Month Period Ended March 31, 2015 and 2014 (unaudited)

	3/31/2015	3/31/2014
Cash Flows from Operating Activities:
Net Loss	$(636,262)	$(854,162)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	11,869	12,470
Amortization Expense	13,741	12,069
Imputed Interest Expense	6,090	7,163
Bad Debt Expense	(1,550)	–
Issuance of Common Stock for Services	–	29,252
(Gain) Loss on Distribution Contracts	(150,000)	(2,771)
(Gain) Loss on Deferred Financing Asset	9,313	–
(Gain) Loss on Impairment of Assets	7,500	–
(Gain) Loss on Foreign Currency Translation	5,341	–
(Gain) Loss on Settlement of Accounts Payable	–	(39,854)

Decrease (Increase) in Operating Assets:
Accounts Receivable	(40,065)	597,537
Inventory	(2,659)	(40,197)
Prepaid Expenses & Other Assets	(84,499)	10,053
Film and Television Costs, net	(179,047)	(89,819)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	98,232	(169,968)
Accrued Salaries	18,036	12,857
Deferred Revenue and Advances	(19,277)	32,172
Other Accrued Expenses	29,342	7,052
Net Cash Used in Operating Activities	(913,895)	(476,146)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(51,110)	(50,000)
Investment in Fixed Assets	(123,168)	–
Investment in Capitalized Product Development	–	(12,455)
Net Cash Used in Investing Activities	(174,278)	(62,455)

Cash Flows from Financing Activities:
Proceeds from Services Advance	750,000	750,000
Proceeds of Related Party Notes	156	–
Sale of Common Stock, net of offering costs	–	355,116
Payments of Related Party Notes	–	(100,872)
Net Cash Provided by Financing Activities	750,156	1,004,244

Net Increase (Decrease) in Cash and Cash Equivalents	(338,017)	465,643
Beginning Cash and Cash Equivalents	4,301,099	527,110
Ending Cash and Cash Equivalents	$3,963,082	$992,753

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Income Taxes	$–	$–
Cash Paid for Interest	$413	$–

Schedule of Non-Cash Financing and Investing Activities:
Common Stock Issued as Settlement for Accounts Payable	$–	$32,572
Common Stock Issued for Prepaid Services	$–	$33,748

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

March 31, 2015 (unaudited)

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

The Company owns a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

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

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast, beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the Fall of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company’s Senior Vice President - International Sales, Andrew Berman, will oversee the channel.

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

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of its issued and outstanding common stock on a one-for-one-hundred basis. The reverse stock split was effective with FINRA (Financial Industry Regulatory Authority) on April 7, 2014 (the “Reverse Split”). All per share amounts referenced herein are reflective of the Reverse Split.

Strategic Initiatives

During 2014, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products including DVDs and CDs and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President - Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

Liquidity

Historically, the Company has incurred net losses. As of March 31, 2015, the Company had an accumulated deficit of $21,788,916 and a total stockholders’ equity of $13,090,076. At March 31, 2015, the Company had current assets of $4,623,750, including cash of $3,963,082 and current liabilities of $2,377,618, including short-term debt to related parties which bears no interest and has no stated maturity of $411,164 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $2,246,132. For the three months ended March 31, 2015 and 2014, the Company reported a net loss of $636,262 and $854,162, respectively, and reported net cash used by operating activities during three months ended March 31, 2015 of $913,895.

During the three months ended March 31, 2015, the Company received $750,000 in proceeds from the second payment of its long term supply chain services agreement. While the Company believes that these funds plus its working capital will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and positive operating cash flows in a reasonable period of time, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents.

Reverse Stock Split

On April 2, 2014, we effected the Reverse Split which was deemed effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated.

Business Combination

On November 15, 2013, the Company entered into the Merger Agreement with A Squared, the Member, and the Acquisition Sub. Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared.

The audited financial statements have been prepared using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805 Business Combinations.

See Note 3 - Business Combination for additional information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly owned subsidiary A Squared. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Allowance for Sales Returns

An Allowance for Sales Returns is estimated based on average sales during the previous year. Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at March 31, 2015 and December 31, 2014 should be $32,521 and $45,582, respectively.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $54,673 established as of March 31, 2015 and December 31, 2014.

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

Accounting Treatment

Although the transaction was structured as a merger of equals, the merger was treated as a business combination for accounting purposes. The audited financial statements have been prepared using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Genius Brands is the deemed accounting acquirer, and A Squared is the deemed accounting acquiree based on the following factors: the transfer of the Company’s equity as consideration for the merger, the relative size of the pre-merger assets and revenue bases with the Company holding a significantly larger asset and revenue base as compared to A Squared, and the fact that the Company paid a premium over the pre-combination fair value of A Squared.

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

Note 4: Investment in Stan Lee Comics, LLC

In November 2009, A Squared formed a joint venture, Stan Lee Comics, LLC, with POW Entertainment Inc. (“POW”), a California corporation, and Archie Comics Publications, Inc. (“Archie”), a New York corporation, to create, produce, and distribute comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW. Each of A Squared, POW, and Archie own one-third of Stan Lee Comics, LLC.

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

Pursuant to ASC 323-30, as of March 31, 2015, the Company has recorded the Investment in Stan Lee Comics, LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

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

As of March 31, 2015 and December 31, 2014, the Company had recorded a total reserve of $54,673. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. Finally, during the fourth quarter of 2014, the Company donated certain inventory that had already been reserved for at which time the inventory was written off.

Note 6: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Furniture and Equipment	$12,385	$12,385
Computer Equipment	38,713	36,649
Leasehold Improvements	99,778	99,778
Software	15,737	15,737
Construction in Progress	121,105	–
Less Accumulated Depreciation	(143,999)	(132,129)
Property and Equipment, Net	$143,719	$32,420

During the three months ended March 31, 2015 and 2014, the Company recorded depreciation expense of $11,869 and $12,470, respectively.

Note 7: Film and Television Costs and Capitalized Product Development in Process

As of March 31, 2015, the Company had Film and Television Costs of $483,000 compared to $303,953 at December 31, 2014. The increase relates to the development and production of episodes of Thomas Edison’s Secret Lab as well as the development of Space Princesses (working title).

As of March 31, 2015, the Company had Capitalized Product Development in Process of $0 compared to $7,500 as of December 31, 2014. During the quarter, the Company fully impaired these assets.

Note 8: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 - Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through March 31, 2015, the Company has not recognized any impairment related to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,257,129
Other Intangible Assets (b)	121,110	70,000
Less Accumulated Amortization (c)	(3,334,263)	(3,320,522)
Intangible Assets, Net	$1,913,807	$1,876,438

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through March 31, 2015, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment of these assets.
(c)	During the three months ended March 31, 2015 and 2014, the Company recognized $13,741 and $12,069, respectively, in amortization expense related to these intangible assets.

Expected future intangible asset amortization as of March 31, 2015 is as follows:

Fiscal Year:
2015	$34,835
2016	38,596
2017	17,180
2018	8,655
2019	8,655
Total	$107,921

Note 9: Deferred Revenue and Advances

As of March 31, 2015 and December 31, 2014, the Company had deferred revenue and advances of $822,050 and $882,577, respectively, resulting from the collection of certain advances or minimum guarantees against future royalty payments or flat license fees from its customers. These amounts represent collections for which revenue recognition criteria have not been met.

Note 10: Accrued Liabilities

As of March 31, 2015 and December 31, 2014, the Company has the following accrued liabilities:

	3/31/2015	12/31/2014
Accrued Salaries and Wages
Accrued Salaries and Wages	$68,324	$50,288

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	1,489,583	739,583

Accrued Expenses
Other Accrued Expenses	312,924	283,582

Total Accrued Liabilities	$2,795,831	$1,998,453

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability.
(b)	During the first quarter of 2014, the Company entered into an exclusive three year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Note 11: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of March 31, 2015, these advances totaled $411,164, compared to $411,008 as of December 31, 2014.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During three months ended March 31, 2015 and 2014, the Company recognized imputed interest expense of $6,090 and $7,163 as a contribution to additional paid-in capital, respectively.

Note 12: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporate actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the Company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of March 31, 2015 and December 31, 2014, the total number of authorized shares of common stock was 700,000,000.

As part of the aforementioned consent solicitation, stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date, also voted by written consent to approve a proposal to effect the Reverse Split of the Company’s common stock in a ratio to be determined by the Board which would not be less than One for Ten (1:10) and not more than One for One-Hundred (1:100), which was to be effective no later than September 30, 2014, at such ratio and at such time in the sole discretion of the Board and in lieu of issuing any fractional shares resulting from the Reverse Split, to issue the next whole share.

On April 2, 2014, we filed an amendment to our Articles of Incorporation to effect the Reverse Split on a one-for-one hundred basis. The Reverse Split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the Reverse Split.

As of March 31, 2015 and December 31, 2014, there were 6,374,450 shares of common stock issued and outstanding.

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

As of March 31, 2015 and December 31, 2014, 6,000 shares of preferred stock, designated as Series A Convertible Preferred Stock, were issued and outstanding.

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

Note 13: Stock Options

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

The following schedule summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2015:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09
Options Granted	–
Options Exercised	–
Options Expired	(350)
Balance at March 31, 2015	–	–	–	$–	$–

Exercisable December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09
Exercisable March 31, 2015	–	–	–	$–	$–

The Company did not recognize any stock based compensation expense during the three months ended March 31, 2015 or 2014.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 300,000 shares of our common stock at March 31, 2015 and December 31, 2014.

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

The following schedule summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2015:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share

Balance at December 31, 2014	300,000	$2.00	4.37 years	–	$2.00
Warrants Granted	–
Warrants Exercised	–
Warrants Expired	–
Balance at March 31, 2015	300,000	$2.00	4.13 years	$240,000	$2.00

Exercisable December 31, 2014	300,000	$2.00	4.37 years	–	$2.00
Exercisable March 31, 2015	300,000	$2.00	4.13 years	$240,000	$2.00

Note 15: Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements.  ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2008, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California.  The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 16: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward to serve as Chief Executive Officer and Amy Moynihan Heyward to serve as President of the Company, for which each receives an annual base salary of $200,000 and $180,000, respectively.

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

Note 17: Lease Commitments

As of March 31, 2015, the Company leased approximately 2,807 square feet of office space at 9401 Wilshire Boulevard, Beverly Hills, California pursuant to a standard office lease dated February 3, 2012. The lease has a term of 3 years, from May 1, 2012 through April 30, 2015. The monthly rent is $10,807 which is to be adjusted upward 3% each year on the anniversary of the lease. The Company did not renew this lease.

During the first quarter of 2015, the Company entered into an agreement for new office space to which it will relocate its operations upon the expiration of its existing lease. Effective May 1, 2015, the Company will lease approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commences on May 1, 2015. The Company will pay approximately $136,542 annually subject to annual escalations of 3%.

Rental expenses incurred for operating leases during the three months ended March 31, 2015 and 2014 were $37,581 and $35,815, respectively.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2015	$91,115
2016	139,273
2017	143,451
2018	36,214
$410,053

Note 18: Commitment and Contingencies

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

Note 19: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from April 1, 2015 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On various dates subsequent to March 31, 2015, the Company received notices of conversion from certain preferred stock holders to convert 310 shares of Series A Convertible Preferred Stock into 155,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended March 31, 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to effect a reverse split of our issued and outstanding common stock on a one-for-one-hundred basis. The Reverse Split was effective with FINRA on April 7, 2014. All per share amounts referenced herein are reflective of the Reverse Split.

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

The Company owns a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

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

Strategic Initiatives

During 2014, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products including DVDs and CDs and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President - Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

Below is a discussion of our operating results for the three months ended March 31, 2015, compared to our operating results during the comparable period in 2014. Net loss for the three months ended March 31, 2015, was $636,262 compared to net loss of $854,162 for the three months ended March 31, 2014. The decrease in net loss resulted from increases in Revenue, offset by decreases in Costs of Sales, increases in Operating Costs, and increases in Other Income, as described below.

Revenues.

	3/31/2015	3/31/2014	Change	% Change
Licensing & Royalties	$152,665	$39,680	$112,985	285%
Television & Home Entertainment	132,214	50,462	81,752	162%
Product Sales	11,755	86,141	(74,386)	-86%
Total Revenue	$296,634	$176,283	$120,351	68%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands in which we act as a licensing agent. During the three months ended March 31, 2015 compared to March 31, 2014, this category increased $112,985 due to increased licensing activity given the strategic restructuring of the Company in 2014.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the three months ended March 31, 2015, Television & Home Entertainment revenue increased $81,752 compared to the three months ended March 31, 2014, representing expanded distribution of our content given the strategic restructuring of the Company in 2014.

Product sales represent physical products including DVDs and CDs in which the Company holds intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the three months ended March 31, 2015, product sales decreased by $74,386 compared to the three months ended March 31, 2014 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products to a licensing model in which these functions were outsourced to industry experts and category leaders. The Company plans to re-launch its Baby Genius brand in September 2015 utilizing a newly designed and expanded product line, resulting in a period-over-period loss in Baby Genius sales.

Cost of Sales and Operating Costs.

	3/31/2015	3/31/2014	Change	% Change
Cost of Sales	$7,141	$136,035	$(128,894)	-95%
General and Administrative	936,310	865,102	71,208	8%
Marketing and Sales	88,175	38,655	49,520	128%
Depreciation & Amortization	25,610	24,539	1,071	4%
Total Costs of Sales and Operating Costs	$1,057,236	$1,064,331	$(7,095)	-1%

Cost of Sales decreased $128,894 during three months ended March 31, 2015 compared to the same period of 2014. The decrease was a result of the decrease in product sales discussed above as well as the elimination of the overhead associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensee.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended March 31, 2015 increased $71,208 compared to the same period in 2014. The aggregate increase for the category results primarily from increases in salaries and related expense of $182,045 related to the addition of several critical hires in sales functions as well as increases in other general and administration expenses of $34,990 offset by decreases in professional fees of $146,043.

Marketing and sales expenses increased $49,520 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the amortization of certain prepaid marketing expenses which did not exist in the prior period as well as increased public relations activity and other advertising expenses related to the increased size of the portfolio of brands the Company promotes.

Other Income / (Expense).

	3/31/2015	3/31/2014	Change	% Change
Other Income	$2,997	$633	$2,364	373%
Interest Expense	(413)	(2,209)	1,796	-81%
Interest Expense - Related Parties	(6,090)	(7,163)	1,073	-15%
Gain (Loss) on Distribution Contracts	150,000	2,771	147,229	5313%
Gain (Loss) on Impairment of Assets	(7,500)	–	(7,500)	N/A
Gain (Loss) on Settlement of Accounts Payable	–	39,854	(39,854)	-100%
Gain (Loss) on Deferred Financing Costs	(9,313)	–	(9,313)	N/A
Unrealized Gain (Loss) on Foreign Currency Translation	(5,341)	–	(5,341)	N/A
Net Other Income (Expense)	$124,340	$33,886	$90,454	267%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the three months ended March 31, 2015, other income totaled $124,340 compared to $33,886 in the prior period of 2014. This $90,454 increase was primarily the result of the termination of a distribution contract in which certain amounts that had been included in deferred revenue were recognized as a gain on the settlement of the contract as well as an additional amounts due to the Company to terminate the contract.

Liquidity

Comparison of Cash Flows for the Three Months Ended March 31, 2015 and 2014

Cash totaled $3,963,082 and $992,753 at March 31, 2015 and 2014, respectively. The change in cash is as follows:

	3/31/2015	3/31/2014	Change
Cash Used in Operating Activities	$(913,895)	$(476,146)	$(437,749)
Cash Used in Investing Activities	(174,278)	(62,455)	(111,823)
Cash Provided by Financing Activities	750,156	1,004,244	(254,088)
Increase (Decrease) in Cash	$(338,017)	$465,643	$(803,660)

During the three months ended March 31, 2015, our primary source of cash was financing activity, specifically the collection of the second payment related to a long-term, exclusive supply chain services agreement. During the comparable period in 2014, our primary source of cash was financing activity including the collection of the first payment related to a long-term, exclusive supply chain services contract and the receipt of funds related to the issuance of common stock. During both periods, these funds were primarily used to fund operations as well as investments in fixed assets, intangible assets, and capitalized product development.

Operating Activities

Cash used in operating activities in the three months ended March 31, 2015 was $913,895 as compared to a use of $476,146 during the prior period, representing an increase in cash used in operating activities of $437,749 based on the operating results discussed above as well as increases in film and television costs related to the development and production of episodes of Thomas Edison’s Secret Lab and the development of Space Princesses (working title).

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was $174,278 as compared to a use of $62,455 for the comparable period in 2014, representing an increase in cash used in investing activities of $111,823. This increase is primarily the result of approximately $121,000 spent on leasehold improvements in our new leased office space.

Financing Activities

Cash generated from financing activities during the three months ended March 31, 2015 was $750,156 as compared to $1,004,244 generated in the comparable period in 2014 representing a decrease of $254,088. During the first quarter of 2014, the Company entered into a long-term, exclusive supply chain services agreement in which it will order a minimum level of disc replication, packaging and distribution services for its content across all physical media. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. Additionally, during the first quarter of 2014, the Company received net proceeds of $355,116 from the sale of its common stock offset by repayment of related party notes of $100,872.

Capital Resources

As of March 31, 2015, the Company does not have any material commitments for capital expenditures.

Critical Accounting Policies

The Company’s accounting policies are described in the notes to the financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly owned subsidiary A Squared. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Off Balance Sheet Arrangements

As of March 31, 2015, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended March 31, 2015, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended March 31, 2015.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 14, 2015	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Rebecca D. Hershinger
Rebecca D, Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

