Form 10-Q
period 2015-06-30
Genius Brands International, Inc.
filed 2015-08-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,529,450 shares of common stock, par value $0.001, were outstanding as of August 14, 2015.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2015 (unaudited) and December 31, 2014 (audited)

	6/30/2015	12/31/2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,872,253	$4,301,099
Accounts Receivable, net	145,181	208,486
Inventory, net	14,045	11,691
Prepaid and Other Assets	196,761	217,622
Total Current Assets	3,228,240	4,738,898

Property and Equipment, net	183,446	32,420
Film and Television Costs	716,465	303,953
Capitalized Product Development in Process	–	7,500
Intangible Assets, net	1,948,336	1,876,438
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$16,442,292	$17,325,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$233,162	$312,728
Accrued Expenses	287,178	283,582
Deferred Revenue and Advances	289,289	242,160
Accrued Salaries and Wages	88,053	50,288
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	411,533	411,008
Total Current Liabilities	2,234,215	2,224,766

Long Term Liabilities:
Deferred Revenue and Advances	610,044	640,417
Services Advance	1,489,583	739,583
Total Liabilities	4,333,842	3,604,766

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 5,690 and 6,000 shares issued and outstanding, respectively	6	6
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,529,450 and 6,374,450 shares issued and outstanding, respectively	6,530	6,375
Additional Paid in Capital	34,878,685	34,866,521
Accumulated Deficit	(22,776,771)	(21,152,654)
Total Equity	12,108,450	13,720,248

Total Liabilities and Stockholders’ Equity	$16,442,292	$17,325,014

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

 Consolidated Statements of Operations

 Three Month and Six Month Periods Ended June 30, 2015 and 2014 (unaudited)

	Three Months Ended		Six Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Revenues:
Licensing & Royalties	$121,322	$61,887	$273,987	$101,567
Television & Home Entertainment	8,875	36,814	141,089	87,275
Product Sales	3,418	118,495	15,173	204,636
Total Revenues	133,615	217,196	430,249	393,478

Cost of Sales	15,431	105,112	22,572	241,147

Gross Profit	118,184	112,084	407,677	152,331

Operating Expenses:
Professional Services	131,071	300,973	304,898	620,842
Rent Expense	34,555	34,529	72,136	70,344
Marketing & Sales	162,885	86,038	251,060	124,693
Depreciation & Amortization	34,540	29,088	60,150	53,629
Salaries and Related Expenses	494,657	251,779	985,398	560,474
Bad Debt Expense (Recovery)	0	55,000	(1,550)	55,000
Other General & Administrative	212,677	212,959	448,388	413,680
Total Operating Expenses	1,070,385	970,366	2,120,480	1,898,662

Loss from Operations	(952,201)	(858,282)	(1,712,803)	(1,746,331)

Other Income (Expense):
Other Income	2,548	7,156	5,545	7,789
Interest Expense	(1,077)	(21)	(1,490)	(2,230)
Interest Expense - Related Parties	(6,229)	(6,207)	(12,319)	(13,370)
Gain (Loss) on Distribution Contracts	–	(50,000)	150,000	(47,229)
Gain (Loss) on Impairment of Assets	–	–	(7,500)	–
Gain (Loss) on Extinguishment of Debt	–	12,593	–	52,447
Gain (Loss) on Disposition of Assets	–	(70,905)	–	(70,905)
Gain (Loss) on Inventory	–	(174,963)	–	(174,963)
Gain (Loss) on Deferred Financing Costs	–	–	(9,313)	–
Gain (Loss) on Foreign Currency Translation	(30,896)	–	(36,237)	–
Net Other Income (Expense)	(35,654)	(282,347)	88,686	(248,461)

Loss before Income Tax Expense	(987,855)	(1,140,629)	(1,624,117)	(1,994,792)

Income Tax Expense	–	–	–	–

Net Loss	(987,855)	(1,140,629)	(1,624,117)	(1,994,792)

Net Loss per Common Share	$(0.15)	$(0.18)	$(0.25)	$(0.33)

Weighted Average Shares Outstanding	6,487,912	6,221,947	6,431,494	6,126,292

 The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

 Consolidated Statements of Cash Flows

 Six Month Period Ended June 30, 2015 and 2014 (unaudited)

	6/30/2015	6/30/2014
Cash Flows from Operating Activities:
Net Loss	$(1,624,117)	$(1,994,792)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	29,827	25,108
Amortization Expense	30,323	28,521
Imputed Interest Expense	12,319	13,370
Bad Debt Expense (Recovery)	(1,550)	55,000
Prepaid Consulting Services Expense	–	190,469
(Gain) Loss on Distribution Contracts	(150,000)	47,229
(Gain) Loss on Deferred Financing Costs	9,313	–
(Gain) Loss on Impairment of Assets	7,500	70,905
(Gain) Loss on Foreign Currency Translation	36,237	–
(Gain) Loss on Settlement of Accounts Payable	–	(52,447)
(Gain) Loss on Inventory	–	174,963
Decrease (increase) in operating assets:
Accounts Receivable	137,368	511,879
Inventory	(2,354)	(83,233)
Prepaid Expenses & Other Assets	11,548	68,723
Film and Television Costs, net	(412,512)	(112,575)

Increase (decrease) in operating liabilities:
Accounts Payable	(79,567)	(371,183)
Accrued Salaries	37,765	2,830
Deferred Revenue and Advances	58,006	245,495
Other Accrued Expenses	3,596	(54,708)
Net cash used in operating activities	(1,896,298)	(1,234,446)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(102,220)	(70,000)
Investment in Fixed Assets	(180,853)	(3,151)
Investment in Capitalized Product Development	–	(16,330)
Net cash used in investing activities	(283,073)	(89,481)

Cash Flows from Financing Activities:
Sale of Preferred Stock, net of offering costs	–	5,379,915
Sale of Common Stock, net of offering costs	–	355,116
Proceeds from Services Advance	750,000	750,000
Repayment of Services Advance	–	(8,242)
Proceeds of Related Party Notes	525	–
Payments of Related Party Notes	–	(103,766)
Net cash provided by financing activities	750,525	6,373,023

Net Increase (Decrease) in Cash and Cash Equivalents	(1,428,846)	5,049,096
Beginning Cash and Cash Equivalents	4,301,099	527,110
Ending Cash and Cash Equivalents	$2,872,253	$5,576,206

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,076	$2,230

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$–	$32,572
Common Stock issued for Prepaid Services	$–	$113,998

 The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014 (audited)	6,374,450	$6,375	6,000	$6	$34,866,521	$(21,152,654)	$13,720,248

Conversion of preferred shares	155,000	155	(310)	(0)	(155)		(0)
Imputed Interest for Member Advances	–	–	–	–	12,319	–	12,319
Net Loss	–	–	–	–	–	(1,624,117)	(1,624,117)
Balance, June 30, 2015 (unaudited)	6,529,450	$6,530	5,690	$6	$34,878,685	$(22,776,771)	$12,108,450

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

March 31, 2015 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, “GBI” or the “Company”) is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats, including but not limited to, Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and (ii) companies that develop and distribute products based on our content within different product categories, includimg but not limited to, toys, electronics, publishing, home goods, stationary, gifts.

The Company owns a portfolio of original children’s entertainment that is targeted at children from toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

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

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the Fall of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company’s Senior Vice President - International Sales, Andrew Berman, will oversee the channel.

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

Liquidity

Historically, the Company has incurred net losses. As of June 30, 2015, the Company had an accumulated deficit of $22,776,771 and a total stockholders’ equity of $12,108,450. At June 30, 2015, the Company had current assets of $3,228,240 including cash of $2,872,253 and current liabilities of $2,234,215, including short-term debt to related parties which bears no interest and has no stated maturity of $411,533 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $994,025. For the six months ended June 30, 2015 and 2014, the Company reported a net loss of $1,624,117 and $1,994,792, respectively, and reported net cash used by operating activities during six months ended June 30, 2015 of $1,896,298.

During the six months ended June 30, 2015, the Company received $750,000 in proceeds from the second payment of its long term supply chain services agreement. While the Company believes that these funds plus its working capital will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and positive operating cash flows in a reasonable period of time, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of six months or less to be cash equivalents.

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

Allowance for Sales Returns

An Allowance for Sales Returns is estimated based on average sales during the previous year. Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at June 30, 2015 and December 31, 2014 should be $44,108 and $45,582, respectively.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $53,338 and $54,673 established as of June 30, 2015 and December 31, 2014.

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

Pursuant to ASC 323-30, as of June 30, 2015, the Company has recorded the Investment in Stan Lee Comics, LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

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

As of June 30, 2015 and December 31, 2014, the Company had recorded a total reserve of $53,338 and $54,673, respectively. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. Finally, during the fourth quarter of 2014, the Company donated certain inventory that had already been reserved for at which time the inventory was written off.

Note 6: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Furniture and Equipment	$12,385	$12,385
Computer Equipment	40,600	36,649
Leasehold Improvements	176,903	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(62,179)	(132,129)
Property and Equipment, Net	$183,446	$32,420

During the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $29,827 and $25,108, respectively.

Note 7: Film and Television Costs and Capitalized Product Development in Process

As of June 30, 2015, the Company had Film and Television Costs of $716,465 compared to $303,953 at December 31, 2014. The increase relates to the development and production of episodes of Thomas Edison’s Secret Lab as well as the development of Space Princesses (working title).

As of June 30, 2015, the Company had Capitalized Product Development in Process of $0 compared to $7,500 as of December 31, 2014. During the six months ended June 30, 2015, the Company fully impaired these assets.

Note 8: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 - Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through June 30, 2015, the Company has not recognized any impairment related to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	3,257,129	3,257,129
Other Intangible Assets (b)	172,220	70,000
Less Accumulated Amortization (c)	(3,350,844)	(3,320,522)
Intangible Assets, Net	$1,948,336	$1,876,438

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through June 30, 2015, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the six months ended June 30, 2015 and 2014, the Company did not recognize any impairment of these assets.
(c)	During the six months ended June 30, 2015 and 2014, the Company recognized $30,322 and $28,521, respectively, in amortization expense related to these intangible assets.

Expected future intangible asset amortization as of June 30, 2015 is as follows:

Fiscal Year:
2015	$34,835
2016	38,596
2017	17,180
2018	8,655
2019	8,655
Total	$107,921

Note 9: Deferred Revenue and Advances

As of June 30, 2015 and December 31, 2014, the Company had deferred revenue and advances of $899,333 and $882,577, respectively, resulting from the collection of certain advances or minimum guarantees against future royalty payments or flat license fees from its customers. These amounts represent collections for which revenue recognition criteria have not been met.

Note 10: Accrued Liabilities

As of June 30, 2015 and December 31, 2014, the Company has the following accrued liabilities:

	6/30/2015	12/31/2014
Accrued Salaries and Wages
Accrued Salaries and Wages	$88,053	$50,288

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	1,489,583	739,583

Accrued Expenses
Other Accrued Expenses	287,178	283,582

Total Accrued Liabilities	$2,789,814	$1,998,453

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability.
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

Note 11: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of June 30, 2015, these advances totaled $411,533, compared to $411,008 as of December 31, 2014.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During six months ended June 30, 2015 and 2014, the Company recognized imputed interest expense of $12,319 and $13,370 as a contribution to additional paid-in capital, respectively.

Note 12: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporate actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the Company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of June 30, 2015 and December 31, 2014, the total number of authorized shares of common stock was 700,000,000.

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

As of June 30, 2015 and December 31, 2014, there were 6,529,450 and 6,374,450 shares of common stock issued and outstanding.

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

Each share of the newly designated Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $2.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. Holders of our outstanding shares of Series A Preferred Stock are entitled to vote on an “as converted” basis with the holders of Common Stock, equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock are convertible, but not in excess of any applicable beneficial ownership limitations governing such shares.

On May 14, 2014, we entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate of 6,000 shares of our newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to us of $6,000,000. Related to the sale, we incurred offering costs of $620,085 resulting in net proceeds of $5,379,915. The closing of the transaction was subject to certain customary closing conditions and closed on May 15, 2014. On various dates subsequent to June 30, 2015, the Company received notices of conversion from certain preferred stock holders to convert 310 shares of Series A Convertible Preferred Stock into 155,000 shares of the Company’s common stock.

On various dates during the six months ended June 30, 2015, the Company received notices of conversion from certain preferred stock holders to convert 310 shares of Series A Convertible Preferred Stock into 155,000 shares of the Company’s common stock.

As of June 30, 2015 and December 31, 2014, 5,690 and 6,000 shares of preferred stock, designated as Series A Convertible Preferred Stock, were issued and outstanding.

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

The following schedule summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2015:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09
Options Granted	–
Options Exercised	–
Options Cancelled	(350)
Balance at June 30, 2015	–	–	–	$–	$–

Exercisable December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09
Exercisable June 30, 2015	–	$ –	–	$–	$–

The Company did not recognize any stock based compensation expense during the six months ended June 30, 2015 or 2014.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 300,000 shares of our common stock at June 30, 2015 and December 31, 2014.

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

The following schedule summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2015:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2014	300,000	$2.00	4.37 years	–	$2.00
Warrants Granted	–
Warrants Exercised	–
Warrants Expired	–
Balance at June 30, 2015	300,000	$2.00	3.88 years	$60,000	$2.00

Exercisable December 31, 2014	300,000	$2.00	4.37 years	–	$2.00
Exercisable June 30, 2015	300,000	$2.00	3.88 years	$60,000	$2.00

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 17: Lease Commitments

As of December 31, 2014, the Company leased approximately 2,807 square feet of office space at 9401 Wilshire Boulevard, Beverly Hills, California pursuant to a standard office lease dated February 3, 2012. The lease had a term of 3 years, from May 1, 2012 through April 30, 2015. The monthly rent was $10,807 which was to be adjusted upward 3% each year on the anniversary of the lease. The Company did not renew this lease.

During the first quarter of 2015, the Company entered into an agreement for new office space to which it relocated its operations upon the expiration of its prior lease. Effective May 1, 2015, the Company began leasing approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. The Company will pay approximately $136,542 annually subject to annual escalations of 3%.

Rental expenses incurred for operating leases during the six months ended June 30, 2015 and 2014 were $72,136 and $70,344, respectively.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2015	$68,226
2016	139,273
2017	143,451
2018	36,214
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

Note 19: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the six months ended June 30, 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Organization

The Company commenced operations in January 2006, assuming all of the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, the Company (i) changed its domicile to Nevada from California (the “Reincorporation”), and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation. In connection with the Reincorporation, the Company changed its trading symbol from “PENT” to “GNUS”.

On November 15, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC (“A Squared”), A Squared Holdings LLC and A2E Acquisition LLC (the “Merger”). Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, our acquisition sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared.

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to effect a reverse split of our issued and outstanding common stock on a one-for-one-hundred basis (the “Reverse Split”). The Reverse Split was effective with FINRA on April 7, 2014. All per share amounts referenced herein are reflective of the Reverse Split.

Our Business

Genius Brands International, Inc. (“we”, “our” or the “Company”) is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary, gifts, and more.

The Company owns a portfolio of original children’s entertainment that is targeted at children from toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

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

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the Fall of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate to offer a robust line-up for kids. The Company’s Senior Vice President - International Sales, Andrew Berman, will oversee the channel.

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

Results of Operations

Comparison of Results of Operations for the Three months Ended June 30, 2015 and 2014

Below is a discussion of our operating results for the three months ended June 30, 2015, compared to our operating results during the comparable period in 2014. Net loss for the three months ended June 30, 2015, was $987,855 compared to net loss of $1,140,629 for the three months ended June 30, 2014. The decrease in net loss resulted from a decrease in revenue, a decrease in costs of sales, increases in operating costs, and offset by decreases in other expense, as described below.

Revenues.

	6/30/2015	6/30/2014	Change	% Change
Licensing & Royalties	$121,322	$61,887	$59,435	96%
Television & Home Entertainment	8,875	36,814	(27,939)	-76%
Product Sales	3,418	118,495	(115,077)	-97%
Total Revenue	$133,615	$217,196	$(83,581)	-38%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands in which we act as a licensing agent. During the three months ended June 30, 2015 compared to June 30, 2014, this category increased $59,435 due to an increase in revenue from our established agency properties while the licensing programs of wholly owned properties are in development.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the three months ended June 30, 2015, Television & Home Entertainment revenue decreased $27,939 compared to the three months ended June 30, 2014, as we continue to earn revenue from properties previously completed and in anticipation of meeting revenue recognition criteria of our current but yet to be delivered projects.

Product sales represent physical products including DVDs and CDs in which the Company holds intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the three months ended June 30, 2015, product sales decreased by $115,077 compared to the three months ended June 30, 2014 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products to a licensing model in which these functions were outsourced to industry experts and category leaders. The Company plans to re-launch its Baby Genius brand in September 2015 utilizing a newly designed and expanded product line, resulting in a period-over-period loss in Baby Genius sales.

Cost of Sales and Operating Costs.

	6/30/2015	6/301/2014	Change	% Change
Cost of Sales	$15,431	$105,112	$(89,681)	-85%
General and Administrative	872,960	855,240	17,720	2%
Marketing and Sales	162,885	86,038	76,847	89%
Depreciation & Amortization	34,540	29,088	5,452	19%
Total Costs of Sales and Operating Costs	$1,085,816	$1,075,478	$10,338	1%

Cost of Sales decreased $89,681 during three months ended June 30, 2015 compared to the same period of 2014. The decrease was a result of the decrease in product sales discussed above as well as the elimination of the overhead associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensee.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended June 30, 2015 increased $17,720 compared to the same period in 2014. The aggregate increase for the category results primarily from increases in salaries and related expense of $242,878 related to the addition of several critical hires in sales functions and digital initiatives offset by decreases in professional fees of $169,902 and decrease in bad debt expense of ,$55,000.

Marketing and sales expenses increased $76,847 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the amortization of certain prepaid marketing expenses which did not exist in the prior period as well as increased public relations activity and other advertising expenses related to the increased size of the portfolio of brands the Company promotes.

Other Income / (Expense).

	6/30/2015	6/30/2014	Change	% Change
Other Income	$2,548	$7,156	$(4,608)	-64%
Interest Expense	(1,077)	(21)	(1,056)	5029%
Interest Expense - Related Parties	(6,229)	(6,207)	(22)	0%
Gain (Loss) on Distribution Contracts	–	(50,000)	50,000	-100%
Gain (Loss) on Extinguishment of Debt	–	12,593	(12,593)	-100%
Gain (Loss) on Disposition of Assets	–	(70,905)	70,905	-100%
Gain (Loss) on Inventory	–	(174,963)	174,963	-100%
Gain (Loss) on Foreign Currency Translation	(30,896)	–	(30,896)	100%
Net Other Income (Expense)	$(35,654)	$(282,347)	$246,693	-87%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the three months ended June 30, 2015, other income (expense) totaled $(35,654) compared to $(282,347) in the prior period of 2014. This $246,693 decrease was primarily the result of during the second quarter of 2014, the Company determined that a portion of its inventory was not saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory.

Comparison of Results of Operations for the Six months Ended June 30, 2015 and 2014

Below is a discussion of our operating results for the six months ended June 30, 2015, compared to our operating results during the comparable period in 2014. Net loss for the six months ended June 30, 2015, was $1,624,117 compared to net loss of $1,994,792 for the six months ended June 30, 2014. The decrease in net loss resulted from increases in revenue, offset by decreases in costs of sales, increases in operating costs, and increases in other income, as described below.

Revenues.

	6/30/2015	6/30/2014	Change	% Change
Licensing & Royalties	$273,987	$101,567	$172,420	170%
Television & Home Entertainment	141,089	87,275	53,814	62%
Product Sales	15,173	204,636	(189,463)	-93%
Total Revenue	$430,249	$393,478	$36,771	9%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2015 compared to June 30, 2014, this category increased $172,420 due to increased licensing activity given the strategic restructuring of the Company in 2014.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the six months ended June 30, 2015, Television & Home Entertainment revenue increased $53,814 compared to the six months ended June 30, 2014, representing expanded distribution of our content given the strategic restructuring of the Company in 2014.

Product sales represent physical products including DVDs and CDs in which the Company holds intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the six months ended June 30, 2015, product sales decreased by $189,463 compared to the six months ended June 30, 2014 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products to a licensing model in which these functions were outsourced to industry experts and category leaders. The Company plans to re-launch its Baby Genius brand in September 2015 utilizing a newly designed and expanded product line, resulting in a period-over-period loss in Baby Genius sales.

Cost of Sales and Operating Costs.

	6/30/2015	6/301/2014	Change	% Change
Cost of Sales	$22,572	$241,147	$(218,575)	-91%
General and Administrative	1,809,270	1,720,340	88,930	5%
Marketing and Sales	251,060	124,693	126,367	101%
Depreciation & Amortization	60,150	53,629	6,521	12%
Total Costs of Sales and Operating Costs	$2,143,052	$2,139,809	$3,243	0%

Cost of Sales decreased $218,575 during the six months ended June 30, 2015 compared to the same period of 2014. The decrease was a result of the decrease in product sales discussed above as well as the elimination of the overhead associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensee.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the six months ended June 30, 2015 increased $88,930 compared to the same period in 2014. The aggregate increase for the category results primarily from increases in salaries and related expense of $424,924 related to the addition of several critical hires in sales functions and digital initiatives as well as increases in other general and administration expenses of $34,708 offset by decreases in professional fees of $315,944 and bad debt expense of $56,550.

Marketing and sales expenses increased $126,367 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the amortization of certain prepaid marketing expenses which did not exist in the prior period as well as increased public relations activity and other advertising expenses related to the increased size of the portfolio of brands the Company promotes.

Other Income / (Expense).

	6/30/2015	6/30/2014	Change	% Change
Other Income	$5,545	$7,789	$(2,244)	-29%
Interest Expense	(1,490)	(2,230)	740	33%
Interest Expense - Related Parties	(12,319)	(13,370)	1,051	8%
Gain (Loss) on Distribution Contracts	150,000	(47,229)	197,229	-418%
Gain (Loss) on Impairment of Assets	(7,500)	–	(7,500)	100%
Gain (Loss) on Extinguishment of Debt	–	52,447	(52,447)	-100%
Gain (Loss) on Disposition of Assets	–	(70,905)	70,905	-100%
Gain (Loss) on Inventory	–	(174,963)	174,963	-100%
Gain (Loss) on Deferred Financing Costs	(9,313)	–	(9,313)	100%
Gain (Loss) on Foreign Currency Translation	(36,237)	–	(36,237)	100%
Net Other Income (Expense)	$88,686	$(248,461)	$337,147	-136%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the six months ended June 30, 2015, other income totaled $88,686 compared to other expense of $(248,461) in the same period of 2014. This $337,147 increase was primarily the result of the termination of a distribution contract in which certain amounts that had been included in deferred revenue were recognized as a gain on the settlement of the contract as well as an additional amounts due to the Company to terminate the contract.

Liquidity

Comparison of Cash Flows for the Six months Ended June 30, 2015 and 2014

Cash totaled $2,872,253 and $5,576,206 at June 30, 2015 and 2014, respectively. The change in cash is as follows:

	6/31/2015	6/31/2014	Change
Cash Used in Operating Activities	$(1,896,298)	$(1,234,446)	$(661,852)
Cash Used in Investing Activities	(283,073)	(89,481)	(193,592)
Cash Provided by Financing Activities	750,525	6,373,023	(5,622,498)
Increase (Decrease) in Cash	$(1,428,846)	$5,049,096	$(6,477,942)

During the six months ended June 30, 2015, our primary source of cash was financing activity, specifically the collection of the second payment related to a long-term, exclusive supply chain services agreement. During the comparable period in 2014, our primary source of cash was financing activity including the collection of the first payment related to a long-term, exclusive supply chain services contract and the receipt of funds related to the issuance of preferred stock. During both periods, these funds were primarily used to fund operations as well as investments in fixed assets, intangible assets, and capitalized product development.

Operating Activities

Cash used in operating activities in the six months ended June 30, 2015 was $1,896,298 as compared to a use of $1,234,446 during the prior period, representing an increase in cash used in operating activities of $661,852 based on the operating results discussed above as well as increases in film and television costs related to the development and production of episodes of Thomas Edison’s Secret Lab and the development of Space Princesses (working title).

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $283,073 as compared to a use of $89,481 for the comparable period in 2014, representing an increase in cash used in investing activities of $193,592. This increase is primarily the result of approximately $121,000 spent on leasehold improvements in our new leased office space.

Financing Activities

Cash generated from financing activities during the six months ended June 30, 2015 was $750,525 as compared to $6,373,023 generated in the comparable period in 2014 representing a decrease of $5,622,498. During the first quarter of 2014, the Company entered into a long-term, exclusive supply chain services agreement in which it will order a minimum level of disc replication, packaging and distribution services for its content across all physical media. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. Additionally, during the first quarter of 2014, the Company received net proceeds of $355,116 from the sale of its common stock offset by repayment of related party notes of $103,766. During the second quarter of 2014, the Company received net proceeds from the sale of its preferred stock of $5,379,915.

Capital Resources

As of June 30, 2015, the Company does not have any material commitments for capital expenditures.

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

Off Balance Sheet Arrangements

As of June 30, 2015, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended June 30, 2015, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable events under this Item 3 during the six months ended June 30, 2015.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 14, 2015	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Michael Handelman
Michael Handelman, Chief Financial Officer
(Principal Financial and Accounting Officer)

