Form 10-Q
period 2015-09-30
Genius Brands International, Inc.
filed 2015-11-16
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,859,450 shares of common stock, par value $0.001, were outstanding as of November 16, 2015.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of September 30, 2015 (unaudited) and December 31, 2014 (audited)

ASSETS	9/30/2015	12/31/2014
Current Assets:
Cash and Cash Equivalents	$2,147,931	$4,301,099
Accounts Receivable, net	263,916	208,486
Inventory, net	14,046	11,691
Prepaid and Other Assets	191,565	217,622
Total Current Assets	2,617,458	4,738,898

Property and Equipment, net	166,773	32,420
Film and Television Costs	903,634	303,953
Capitalized Product Development in Process	–	7,500
Intangible Assets, net	1,937,337	1,876,438
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$15,991,007	$17,325,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$346,320	$312,728
Accrued Expenses	409,512	283,582
Deferred Revenue and Advances	290,999	242,160
Accrued Salaries and Wages	85,620	50,288
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	411,521	411,008
Total Current Liabilities	2,468,972	2,224,766

Long Term Liabilities:
Deferred Revenue and Advances	715,598	640,417
Services Advance	1,489,583	739,583
Total Liabilities	4,674,153	3,604,766

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 5,690 and 6,000 shares issued and outstanding, respectively	6	6
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 6,529,450 and 6,374,450 shares issued and outstanding, respectively	6,530	6,375
Additional Paid in Capital	34,884,910	34,866,521
Accumulated Deficit	(23,574,592)	(21,152,654)
Total Equity	11,316,854	13,720,248

Total Liabilities and Stockholders’ Equity	$15,991,007	$17,325,014

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

 Consolidated Statements of Operations

 Three Month and Nine Month Periods Ended September 30, 2015 and 2014 (unaudited)

	Three Months Ended		Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Revenues:
Licensing & Royalties	$98,035	$53,774	$372,022	$155,341
Television & Home Entertainment	182,715	25,635	323,804	112,910
Product Sales	–	239,392	15,173	444,028
Total Revenues	280,750	318,801	710,999	712,279

Cost of Sales	23,127	172,870	45,699	414,017

Gross Profit	257,622	145,931	665,300	298,262

Operating Expenses:
Professional Services	244,803	202,154	549,702	822,997
Rent Expense	34,136	34,863	106,271	105,207
Marketing & Sales	91,258	109,592	342,318	234,286
Amortization of Film & TV Costs	42,642	–	42,642	–
Depreciation & Amortization	36,673	29,673	96,823	83,301
Salaries and Related Expenses	429,348	442,760	1,414,746	1,003,234
Bad Debt Expense (Recovery)	–	–	(1,550)	55,000
Other General & Administrative	133,388	191,774	581,774	605,454
Total Operating Expenses	1,012,247	1,010,816	3,132,726	2,909,479

Loss from Operations	(754,624)	(864,885)	(2,467,426)	(2,611,217)

Other Income (Expense):
Other Income	11,421	22,156	16,965	29,945
Interest Expense	(723)	–	(2,212)	(2,230)
Interest Expense - Related Parties	(6,224)	(6,241)	(18,544)	(19,611)
Gain (Loss) on Distribution Contracts	(47,650)	–	102,350	(47,229)
Gain (Loss) on Impairment of Assets	–	–	(7,500)	–
Gain (Loss) on Extinguishment of Debt	–	–	–	52,447
Gain (Loss) on Disposition of Assets	–	–	–	(70,905)
Gain (Loss) on Inventory	–	–	–	(174,963)
Gain (Loss) on Deferred Financing Costs	–	–	(9,313)	–
Unrealized Gain (Loss) on Foreign Currency Translation	(20)	–	(36,258)	–
Net Other Income (Expense)	(43,196)	15,915	45,488	(232,546)

Loss before Income Tax Expense	(797,820)	(848,970)	(2,421,938)	(2,843,763)

Income Tax Expense	–	–	–	–

Net Loss	$(797,820)	$(848,970)	$(2,421,938)	$(2,843,763)

Net Loss per Common Share	$(0.12)	$(0.13)	$(0.37)	$(0.46)

Weighted Average Shares Outstanding	6,529,450	6,383,450	6,464,505	6,129,391

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Nine Month Period Ended September 30, 2015 and 2014 (unaudited)

	9/30/2015	9/30/2014
Cash Flows from Operating Activities:
Net Loss	$(2,421,938)	$(2,843,763)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation Expense	46,501	37,774
Amortization Expense	50,322	45,527
Imputed Interest Expense	18,544	19,611
Bad Debt Expense	(1,550)	55,000
Prepaid Consulting Services Expense	–	280,482
(Gain) Loss on Distribution Contracts	(102,350)	47,229
(Gain) Loss on Deferred Financing Asset	9,313	–
(Gain) Loss on Impairment of Assets	7,500	70,905
(Gain) Loss on Foreign Currency Translation	36,258	–
(Gain) Loss on Settlement of Accounts Payable	–	(52,447)
(Gain) Loss on Inventory	–	174,963
Decrease (increase) in operating assets:
Accounts Receivable	18,612	495,522
Inventory	(2,355)	28,226
Prepaid Expenses & Other Assets	16,744	138,295
Film and Television Costs, net	(599,681)	(156,592)

Increase (decrease) in operating liabilities:
Accounts Payable	(14,059)	(448,708)
Accrued Salaries	35,332	59,800
Deferred Revenue and Advances	165,270	432,648
Other Accrued Expenses	125,930	(9,392)
Net cash used in operating activities	(2,611,607)	(1,624,920)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(111,221)	(70,000)
Investment in Fixed Assets	(180,853)	(3,151)
Investment in Capitalized Product Development	–	(16,330)
Net cash used in investing activities	(292,074)	(89,481)

Cash Flows from Financing Activities:
Sale of Preferred Stock, net of offering costs	–	6,000,000
Sale of Common Stock, net of offering costs	–	360,000
Proceeds from Services Advance	750,000	750,000
Repayment of Services Advance	–	(10,117)
Proceeds of Related Party Notes	513	–
Payments of Related Party Notes	–	(105,017)
Common Stock Offering Costs	–	(4,884)
Preferred Stock Offering Costs	–	(620,085)
Debt Issuance Cost	–	(15,000)
Net cash provided by financing activities	750,513	6,354,897

Net Increase (Decrease) in Cash and Cash Equivalents	(2,153,168)	4,640,496
Beginning Cash and Cash Equivalents	4,301,099	527,110
Ending Cash and Cash Equivalents	$2,147,931	$5,167,606

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,076	$2,230

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$–	$32,572
Common Stock issued for Prepaid Services	$–	$113,998

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014 (audited)	6,374,450	$6,375	6,000	$6	$34,866,521	$(21,152,654)	$13,720,248

Conversion of preferred shares	155,000	155	(310)	–	(155)	–	–
Imputed Interest for Member Advances	–	–	–	–	18,544	–	18,544
Net Loss	–	–	–	–	–	(2,421,938)	(2,421,938)
Balance, September 30, 2015 (unaudited)	6,529,450	$6,530	5,690	$6	$34,884,910	$(23,574,592)	$11,316,854

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

September 30, 2015 (unaudited)

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

In addition to the Company’s wholly-owned brands, it also acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama; Psycho Bunny, a luxury apparel line; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the fourth quarter of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company’s Senior Vice President - International Sales, Andrew Berman, will oversee the channel.

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

Liquidity

Historically, the Company has incurred net losses. As of September 30, 2015, the Company had an accumulated deficit of $23,574,592 and a total stockholders’ equity of $11,316,854 At September 30, 2015, the Company had current assets of $2,617,458 including cash of $2,147,931 and current liabilities of $2,468,972, including short-term debt to related parties which bears no interest and has no stated maturity of $411,521 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $148,486. For the nine months ended September 30, 2015 and 2014, the Company reported a net loss of $2,421,938 and $2,843,763, respectively, and reported net cash used by operating activities during nine months ended September 30, 2015 of $2,611,607.

During the nine months ended September 30, 2015, the Company received $750,000 in proceeds from the second payment of its long term supply chain services agreement. While the Company believes that these funds plus its working capital will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and positive operating cash flows in a reasonable period of time, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

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

Allowance for Sales Returns

An Allowance for Sales Returns is estimated based on average sales during the previous year. Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at September 30, 2015 and December 31, 2014 should be $44,108 and $45,582, respectively.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $53,338 and $54,673 established as of September, 2015 and December 31, 2014.

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

Pursuant to the terms and conditions of the Merger:

•	At the closing of the Merger, the membership interests of A Squared issued and outstanding immediately prior to the closing of the Merger were cancelled, and the Parent Member received 2,972,183 shares of our common stock.
•	Upon the closing of the Merger, Klaus Moeller resigned as the Company’s Chief Executive Officer and Chairman, Larry Balaban resigned as the Company’s Corporate Secretary, and Howard Balaban resigned as the Company’s Vice President of Business Development. Simultaneously with the effectiveness of the Merger, Andrew Heyward was appointed as the Company’s Chief Executive Officer, Amy Moynihan Heyward was appointed as the Company’s President and Gregory Payne was appointed as the Company’s Corporate Secretary. Mr. Moeller remained a director of the Company until his subsequent resignation on May 15, 2014.
•	Effective upon the Company’s meeting its information obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Michael Meader, Larry Balaban, Howard Balaban and Saul Hyatt resigned as directors of the Company, and Andrew Heyward, Amy Moynihan Heyward, Lynne Segall, Jeffrey Weiss, Joseph “Gray” Davis, William McDonough and Bernard Cahill were appointed as directors of the Company. On December 9, 2013, these changes to the Board of Directors were made effective.

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

Pursuant to ASC 323-30, as of September 30, 2015, the Company has recorded the Investment in Stan Lee Comics, LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

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

As of September 30, 2015 and December 31, 2014, the Company had recorded a total reserve of $53,338 and $54,673, respectively. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. Finally, during the fourth quarter of 2014, the Company donated certain inventory that had already been reserved for at which time the inventory was written off.

Note 6: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Furniture and Equipment	$12,385	$12,385
Computer Equipment	34,678	36,649
Leasehold Improvements	176,903	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(72,930)	(132,129)
Property and Equipment, Net	$166,773	$32,420

During the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $46,500 and $37,774, respectively.

Note 7: Film and Television Costs and Capitalized Product Development in Process

As of September 30, 2015, the Company had Film and Television Costs of $903,634 compared to $303,953 at December 31, 2014. The increase relates to the development and production of episodes of Thomas Edison’s Secret Lab as well as the development of Space Pop (working title).

As of September 30, 2015, the Company had Capitalized Product Development in Process of $0 compared to $7,500 as of December 31, 2014. During the nine months ended September 30, 2015, the Company fully impaired these assets.

Note 8: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 - Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through September 30, 2015, the Company has not recognized any impairment related to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	3,257,129
Other Intangible Assets (b)	181,220	70,000
Less Accumulated Amortization (c)	(178,390)	(3,320,522)
Intangible Assets, Net	$1,937,337	$1,876,438

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through September 30, 2015, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the six months ended September 30, 2015 and 2014, the Company did not recognize any impairment of these assets.
(c)	During the nine months ended September 30, 2015 and 2014, the Company recognized $50,322 and $45,527, respectively, in amortization expense related to these intangible assets.

Expected future intangible asset amortization as of September 30, 2015 is as follows:

Fiscal Year:
2015	$34,835
2016	38,596
2017	17,180
2018	8,655
2019	8,655
Total	$107,921

Note 9: Deferred Revenue and Advances

As of September 30, 2015 and December 31, 2014, the Company had deferred revenue and advances of $1,006,597 and $882,577, respectively, resulting from the collection of certain advances or minimum guarantees against future royalty payments or flat license fees from its customers. These amounts represent collections for which revenue recognition criteria have not been met.

Note 10: Accrued Liabilities

As of September 30, 2015 and December 31, 2014, the Company has the following accrued liabilities:

	9/30/2015	12/31/2014
Accrued Salaries and Wages
Accrued Salaries and Wages	$85,620	$50,288

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	1,489,583	739,583

Accrued Expenses
Other Accrued Expenses	409,512	283,582

Total Accrued Liabilities	$2,909,715	$1,998,453

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability.
(b)	During the first quarter of 2014, the Company entered into an exclusive three year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to Genius Brands International’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Note 11: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of September 30, 2015, these advances totaled $411,521, compared to $411,008 as of December 31, 2014.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During nine months ended September 30, 2015 and 2014, the Company recognized imputed interest expense of $18,544 and $19,611 as a contribution to additional paid-in capital, respectively.

Note 12: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 to approve certain corporate actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the record date voted by written consent to approve an amendment to the Company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of September 30, 2015 and December 31, 2014, the total number of authorized shares of common stock was 700,000,000.

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

As of September 30, 2015 and December 31, 2014, there were 6,529,450 and 6,374,450 shares of common stock issued and outstanding.

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

On various dates during the nine months ended September 30, 2015, the Company received notices of conversion from certain preferred stock holders to convert 310 shares of Series A Convertible Preferred Stock into 155,000 shares of the Company’s common stock.

On various dates subsequent to September 30, 2015, the Company received notices of conversion from certain preferred stock holders to convert 310 shares of Series A Convertible Preferred Stock into 155,000 shares of the Company’s common stock.

As of September 30, 2015 and December 31, 2014, 5,690 and 6,000 shares of preferred stock, designated as Series A Convertible Preferred Stock, were issued and outstanding.

Note 13: Stock Options

The Company has adopted the provisions of ASC 718 - Compensation which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the Pacific Entertainment Corporation 2008 Stock Option Plan (the “2008 Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The 2008 Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the 2008 Plan was 110,000. On September 2, 2011, the shareholders holding a majority of the Company’s outstanding common stock adopted an amendment to the 2008 Plan to increase the number of shares of common stock issuable under the plan to 500,000.

The following schedule summarizes the changes in the 2008 Plan during the nine months ended September 30, 2015:

	Options Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09
Options Granted	–
Options Exercised	–
Options Cancelled	(350)
Balance at September 30, 2015	–	–	–	$–	$–

Exercisable December 31, 2014	350	$6.00 - 33.60	2.29 years	$–	$15.09
Exercisable September 30, 2015	–	$ –	–	$–	$–

The Company did not recognize any stock based compensation expense during the nine months ended September 30, 2015 or 2014.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 300,000 shares of our common stock at September 30, 2015 and December 31, 2014.

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

The following schedule summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2015:

	Warrants Outstanding	Exercise	Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number of	Price	Contractual	Intrinsic	Price
	Shares	per Share	Life	Value	per Share
Balance at December 31, 2014	300,000	$2.00	4.37 years	–	$2.00
Warrants Granted	–
Warrants Exercised	–
Warrants Expired	–
Balance at September 30, 2015	300,000	$2.00	3.88 years	$0	$2.00

Exercisable December 31, 2014	300,000	$2.00	4.37 years	–	$2.00
Exercisable September 30, 2015	300,000	$2.00	3.88 years	$0	$2.00

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Rental expenses incurred for operating leases during the nine months ended September 30, 2015 and 2014 were $106,271 and $105,207, respectively.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2015	$34,113
2016	139,273
2017	143,451
2018	36,214
$353,051

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

On October 19, 2015, we entered into a Memorandum Regarding Services with Michael Handelman, our current Chief Financial Officer, effective as of November 1, 2015, which supersedes our previous agreement with Mr. Handelman and pursuant to which Mr. Handelman shall continue his engagement as our Chief Financial Officer for a period of one year from the effective date thereof, subject to renewal, in consideration for a fee of $10,000 per month plus reimbursement of certain out-of-pocket expenses.

On October 29, 2015, the Company entered into securities purchase agreements (the “Purchase Agreement”) with certain accredited investors pursuant to which the Company sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and gross proceeds to the Company of $4,330,000 (the “2015 Private Placement”). The closing of the 2015 Private Placement was subject to certain customary closing conditions and closed on November 3, 2015.

The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $1.10 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

Pursuant to the terms of the Purchase Agreements, beginning on the closing date of the 2015 Private Placement and ending sixty (60) days after the Effective Date (as defined in the Purchase Agreements), the Company shall not issue any securities, subject to certain exceptions. Additionally, until the later of (i) such time as the investors in the 2015 Private Placement, in the aggregate, hold less than 50% of the common stock originally purchased by them in the Private Placement and the average daily trading volume of the common stock for a period of ten (10) consecutive trading days is greater than $75,000 and (ii) the one year anniversary of the closing of the 2015 Private Placement, the Company has agreed to not sell any securities, subject to certain exceptions, at an effective per share price of common stock less than the purchase price of the common stock sold in the 2015 Private Placement then in effect.

The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock and shares of common stock underlying the warrants issued or issuable in the 2015 Private Placement within 45 days of the closing of the 2015 Private Placement and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days of the closing of the 2015 Private Placement (or 120 days after such closing if the registration statement is subject to review by the SEC. The Company is obligated to pay to investors a fee of 1% per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the required filing date, (ii) following the required effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the Registration Rights Agreement.

Chardan acted as sole placement agent in the 2015 Private Placement in consideration for which Chardan received a cash fee of $300,000 and a five-year warrant to purchase up to 425,000 shares of common stock (the “Placement Agent Warrant”) at an initial exercise price of $1.20 per share. The terms of the Placement Agent warrant are identical to the warrants issued in the 2015 Private Placement except with respect to the exercise price thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the nine months ended September 30, 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our Business

Genius Brands International, Inc. (“we”, “our” or the “Company”) is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary and gifts.

The Company owns a portfolio of original children’s entertainment that is targeted at children from toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

In addition to the Company’s wholly-owned brands, it also acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama; Psycho Bunny, a luxury apparel line; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

Consistent with the Company’s strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it will launch a new Kid Genius Channel in the fourth quarter of 2015, offering 24-hours of video on-demand content that will be consistent with the Company’s “content and products with a purpose” mission. The new video on-demand channel will include the Company’s own content, in addition to other content the Company will curate to offer a robust line-up for kids. The Company’s Senior Vice President - International Sales, Andrew Berman, will oversee the channel.

Recent Developments

On September 18, 2015, our shareholder approved the adoption of the Company’s 2015 Incentive Plan and the reservation of 450,000 shares of common stock for issuance thereunder.

On October 29, 2015, we conducted a private placement with certain accredited investors pursuant to which we sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and gross proceeds to us of $4,330,000 (the “2015 Private Placement”). The closing of the 2015 Private Placement was subject to certain customary closing conditions and closed on November 3, 2015.

The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $1.10 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

Pursuant to the terms of the Purchase Agreements, beginning on the closing date of the 2015 Private Placement and ending sixty (60) days after the Effective Date (as defined in the Purchase Agreements), the Company shall not issue any securities, subject to certain exceptions. Additionally, until the later of (i) such time as the investors in the 2015 Private Placement, in the aggregate, hold less than 50% of the common stock originally purchased by them in the Private Placement and the average daily trading volume of the common stock for a period of ten (10) consecutive trading days is greater than $75,000 and (ii) the one year anniversary of the closing of the 2015 Private Placement, the Company has agreed to not sell any securities, subject to certain exceptions, at an effective per share price of common stock less than the purchase price of the common stock sold in the 2015 Private Placement then in effect.

The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock and shares of common stock underlying the warrants issued or issuable in the 2015 Private Placement within 45 days of the closing of the 2015 Private Placement and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days of the closing of the 2015 Private Placement (or 120 days after such closing if the registration statement is subject to review by the SEC. The Company is obligated to pay to investors a fee of 1% per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the required filing date, (ii) following the required effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the Registration Rights Agreement.

Chardan Capital Markets LLC acted as sole placement agent in the 2015 Private Placement in consideration for which Chardan received a cash fee of $300,000 and a five-year warrant to purchase up to 425,000 shares of common stock (the “Placement Agent Warrant”) at an initial exercise price of $1.20 per share. The terms of the Placement Agent warrant are identical to the warrants issued in the 2015 Private Placement except with respect to the exercise price thereof.

Results of Operations

Comparison of Results of Operations for the Three months Ended September 30, 2015 and 2014

Below is a discussion of our operating results for the three months ended September 30, 2015, compared to our operating results during the comparable period in 2014. Net loss for the three months ended September, 2015, was $797,820 compared to net loss of $848,970 for the three months ended September 30, 2014. The decrease in net loss resulted from a decrease in revenue, a decrease in costs of sales, increases in operating costs, and offset by decreases in other expense, as described below.

Revenues.

	9/30/2015	9/30/2014	Change	% Change
Licensing & Royalties	$98,035	$53,774	$44,261	82%
Television & Home Entertainment	182,715	25,635	157,080	613%
Product Sales	–	239,392	(239,392)	-100%
Total Revenue	$280,750	$318,801	$(83,581)	-12%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands in which we act as a licensing agent. During the three months ended September 30, 2015 compared to September 30, 2014, this category increased $44,261 due to an increase in revenue from our established agency properties while the licensing programs of wholly owned properties are in development.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the three months ended September 30, 2015, Television & Home Entertainment revenue increased $157,080 compared to the three months ended September 30, 2014, as we continue to earn revenue from properties previously completed and begin delivering and meeting revenue recognition criteria of our current projects.

Product sales represent physical products including DVDs and CDs in which the Company holds intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the three months ended September 30, 2015, there were no product sales, for a decrease of $239,392 compared to the three months ended September 30, 2014 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products and their associated low-margins, to a licensing model in which these functions were outsourced to industry experts and category leaders. The Company plans to re-launch its Baby Genius brand in fourth quarter 2015 utilizing a newly designed and expanded product line, resulting in a period-over-period loss in Baby Genius sales.

Cost of Sales and Operating Costs.***

	9/30/2015	9/30/2014	Change	% Change
Cost of Sales	$23,127	$172,870	$(149,743)	-87%
General and Administrative	841,675	871,551	(29,876)	-3%
Marketing and Sales	91,258	109,592	(18,334)	-17%
Amortization of Film & TV Costs	42,642	–	42,642	N/A
Depreciation & Amortization	36,673	29,673	7,000	24%
Total Costs of Sales and Operating Costs	$1,035,375	$1,183,686	$(148,311)	-13%

Cost of Sales decreased $149,743 during three months ended September 30, 2015 compared to the same period of 2014. The decrease was a result of the decrease in product sales discussed above as well as the elimination of the overhead associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensees.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended September 30, 2015 decreased $29,876 compared to the same period in 2014. The aggregate decrease for the category results primarily from increases in professional fees of $42,649 related to additional legal fees associated with the 2015 annual shareholder meeting as well as an arbitration that was settled in the fourth quarter. Offsetting these increases is a decrease in salaries and related expenses by $13,412 and a decrease in other general and administrative expenses by $58,386 due to decreases in consulting and investor relations fees.

Marketing and sales expenses decreased $18,334 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the amortization of certain prepaid marketing expenses which did not exist in the current period.

Other Income / (Expense).

	9/30/2015	9/30/2014		Change	% Change
Other Income	$11,421	$22,156		$(10,735)	-48%
Interest Expense	(723)	–		(723)	N/A
Interest Expense - Related Parties	(6,224)	(6,241)		17	0%
Gain (Loss) on Distribution Contracts	(47,650)		_	(47,650)	N/A
Gain (Loss) on Foreign Currency Translation	(20)	–		(20)	N/A
Net Other Income (Expense)	$(43,196)	$15,915		$(59,111)	-371%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the three months ended September 30, 2015, other income (expense) totaled $(43,196) compared to $15,915 in the prior period of 2014. This $59,111 decrease was primarily the result of the company recognizing loss on a distribution contract originating pre-merger in the amount of $47,650 during the three months ended September 30, 2015.

Comparison of Results of Operations for the Nine months Ended September 30, 2015 and 2014

Below is a discussion of our operating results for the nine months ended September 30, 2015, compared to our operating results during the comparable period in 2014. Net loss for the nine months ended September 30, 2015, was $2,421,938 compared to net loss of $2,843,763 for the nine months ended September 30, 2014. The decrease in net loss resulted from a slight decrease in revenue, offset by decreases in costs of sales, increases in operating costs, and increases in other income, as described below.

Revenues.

	9/30/2015	9/30/2014	Change	% Change
Licensing & Royalties	$372,022	$155,341	$216,681	139%
Television & Home Entertainment	323,804	112,910	210,894	187%
Product Sales	15,173	444,028	(428,855)	-97%
Total Revenue	$710,999	$712,279	$(1,280)	0%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2015 compared to September 30, 2014, this category increased $216,681 due to increased licensing activity given the strategic restructuring of the Company in 2014.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the nine months ended September 30, 2015, Television & Home Entertainment revenue increased $210,894 compared to the nine months ended September 30, 2014, representing expanded distribution of our content given the strategic restructuring of the Company in 2014 in addition to the commencement of deliveries of Thomas Edison’s Secret Lab.

Product sales represent physical products including DVDs and CDs in which the Company holds intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the nine months ended September 30, 2015, product sales decreased by $428,855 compared to the nine months ended September 30, 2014 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products to a licensing model in which these functions were outsourced to industry experts and category leaders. The Company plans to re-launch its Baby Genius brand in fourth quarter 2015 utilizing a newly designed and expanded product line, resulting in a period-over-period loss in Baby Genius sales.

Cost of Sales and Operating Costs.

	9/30/2015	9/30/2014	Change	% Change
Cost of Sales	$45,699	$414,017	$(368,318)	-89%
General and Administrative	2,650,943	2,591,892	59,051	2%
Marketing and Sales	342,318	234,286	108,032	46%
Amortization of Film & TV Costs	42,642	–	42,642	N/A
Depreciation & Amortization	96,823	83,301	13,522	16%
Total Costs of Sales and Operating Costs	$3,178,425	$3,323,496	$(145,071)	-4%

Cost of Sales decreased $368,318 during the nine months ended September 30, 2015 compared to the same period of 2014. The decrease was a result of the decrease in product sales discussed above as well as the elimination of the overhead associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensees.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the nine months ended September 30, 2015 increased $59,051 compared to the same period in 2014. The aggregate increase for the category results primarily from increases in salaries and related expense of $411,512 related to the addition of several critical hires in sales functions and digital initiatives offset by decreases in professional fees of $273,295 and bad debt expense of $56,550.

Marketing and sales expenses increased $108,032 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in trade show expenses which did not exist in the prior period as well as increases in other advertising expenses related to the increased size of the portfolio of brands the Company promotes.

Other Income / (Expense).

	9/30/2015	9/30/2014	Change	% Change
Other Income	$16,965	$29,945	$(12,980)	-43%
Interest Expense	(2,212)	(2,230)	18	1%
Interest Expense - Related Parties	(18,544)	(19,611)	1,067	5%
Gain (Loss) on Distribution Contracts	102,350	(47,229)	149,579	-317%
Gain (Loss) on Impairment of Assets	(7,500)	–	(7,500)	N/A
Gain (Loss) on Extinguishment of Debt	–	52,447	(52,447)	-100%
Gain (Loss) on Disposition of Assets	–	(70,905)	70,905	-100%
Gain (Loss) on Inventory	–	(174,963)	174,963	-100%
Gain (Loss) on Deferred Financing Costs	(9,313)	–	(9,313)	N/A
Gain (Loss) on Foreign Currency Translation	(36,258)	–	(36,237)	N/A
Net Other Income (Expense)	$45,488	$(232,546)	$278,033	-120%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the nine months ended September 30, 2015, other income totaled $45,488 compared to other expense of $(232,546) in the same period of 2014. This $278,033 increase was primarily the result of the termination of a distribution contract in which certain amounts that had been included in deferred revenue were recognized as a gain on the settlement of the contract as well as an additional amounts due to the Company to terminate the contract. Additionally, there were no further inventory write-offs in the current period.

Liquidity

Comparison of Cash Flows for the Nine months Ended September 30, 2015 and 2014

Cash totaled $2,147,931 and $5,167,606 at September 30, 2015 and 2014, respectively. The change in cash is as follows:

	9/30/2015	9/30/2014	Change
Cash Used in Operating Activities	$(2,611,607)	$(1,624,920)	$(986,687)
Cash Used in Investing Activities	(292,074)	(89,481)	(202,593)
Cash Provided by Financing Activities	750,513	6,354,897	(5,604,384)
Increase (Decrease) in Cash	$(2,153,168)	$4,640,496	$(6,793,664)

During the nine months ended September 30, 2015, our primary source of cash was financing activity, specifically the collection of the second payment related to a long-term, exclusive supply chain services agreement. During the comparable period in 2014, our primary source of cash was financing activity including the collection of the first payment related to a long-term, exclusive supply chain services contract and the receipt of funds related to the issuance of preferred stock. During both periods, these funds were primarily used to fund operations as well as investments in fixed assets, intangible assets, and capitalized product development.

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2015 was $2,611,607 as compared to cash used of $1,624,920 during the prior period, representing an increase in cash used in operating activities of $986,687 based on the operating results discussed above as well as increases in film and television costs related to the development and production of episodes of Thomas Edison’s Secret Lab and the development of Space Pop (working title).

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was $292,074 as compared to a use of $89,481 for the comparable period in 2014, representing an increase in cash used in investing activities of $202,593. This increase is primarily the result of approximately $121,000 spent on leasehold improvements in our new leased office space.

Financing Activities

Cash generated from financing activities during the nine months ended September 30, 2015 was $750,513 as compared to $6,354,897 generated in the comparable period in 2014 representing a decrease of $5,604,384. During the first quarter of 2014, the Company entered into a long-term, exclusive supply chain services agreement in which it will order a minimum level of disc replication, packaging and distribution services for its content across all physical media. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. Additionally, during the first quarter of 2014, the Company received net proceeds of $355,116 from the sale of its common stock offset by repayment of related party notes of $100,872. During the second quarter of 2014, the Company received net proceeds from the sale of its preferred stock of $5,379,915.

Capital Resources

As of September 30, 2015, the Company does not have any material commitments for capital expenditures.

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

Off Balance Sheet Arrangements

As of September 30, 2015, the Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended September 30, 2015, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable events under this Item 3 during the six months ended September 30, 2015.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 16, 2015	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Michael Handelman
Michael Handelman, Chief Financial Officer
(Principal Financial and Accounting Officer)

