Form 10-K
period 2015-12-31
Genius Brands International, Inc.
filed 2016-03-30
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

000-54389

Commission file number

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

301 N. Canon Drive, Suite 305
Beverly Hills, CA 90210

310-273-4222

(Address and telephone number of principal executive offices)

____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed based upon the last sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2015 was $7,689,334.

As of March 29, 2016, there were 11,319,450 shares of the registrant’s common stock outstanding.

Genius Brand International, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.	Business.

Overview

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

In addition to the Company’s wholly-owned brands, it also acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama (for which the Company is also producing an original series); Psycho Bunny, a luxury apparel line; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a 1-for-100 basis. The reverse stock split was effected on April 7, 2014 (the “Reverse Split”). All share and per share amounts referenced in this Annual Report on Form 10-K are adjusted to give retrospective effect to the Reverse Split.

Strategic Initiatives

During 2014 and 2015, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long term. These included product sales, content distribution, production, and product development:

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

4)

The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands, like Space Pop, to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

5)

Consistent with the Company's strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it launched a new Kid Genius Channel in the fourth quarter of2015, offering 24-hours of video on-demand content that will be consistent with the Company's "content and products with a purpose" mission. The new video on-demand channel will include the Company's own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company's Senior Vice President-International Sales, Andrew Berman, will oversee the channel.

Recent Developments

Distribution agreement with Sony Pictures Home Entertainment Inc.

On February 18, 2016, we entered into a distribution agreement with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which the Company agreed to grant Sony certain rights for the marketing and distribution of the Company’s animated feature-length motion pictures and animated television series in the United States and in Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid the Company an advance in the amount of $2.0 million, against future royalties.

Private Placement

On October 29, 2015, we conducted a private placement with certain accredited investors pursuant to which we sold an aggregate of 4,330,000 shares of our common stock and warrants to purchase up to an aggregate of 4,330,000 shares of common stock, at a purchase price of $1.00 per share and a warrant, for gross proceeds to us of $4,330,000 (the “2015 Private Placement”). The closing 2015 Private Placement had closed on November 3, 2015. Stock offering costs were $502,218.

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

The Company has agreed to file a “resale” registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants issued or issuable in the 2015 Private Placement within 45 days of the closing of the 2015 Private Placement and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days of the closing of the 2015 Private Placement (or 120 days after such closing if the registration statement is subject to review by the SEC. The Company is obligated to pay to investors a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed after the required filing date, (ii) following the required effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the Registration Rights Agreement

Chardan Capital Markets LLC acted as sole placement agent in the 2015 Private Placement in consideration for which Chardan received a cash fee of $300,000 and a five-year warrant to purchase up to 425,000 shares of common stock (the “Placement Agent Warrant”) at an initial exercise price of $1.20 per share. The terms of the Placement Agent Warrant are identical to the warrants issued in the 2015 Private Placement, except with respect to the exercise price thereof.

Our Products

Original Content

The Company owns and produces original content that is meant to entertain and enrich toddlers to tweens. It is generally a three-year cycle from the inception of an idea, through production of the content and development and distribution of a range of consumer products to retail, creating an inevitable lag time between the creation of the intellectual property to the realization of economic benefit of those assets. The goal is to maintain a robust and diverse portfolio of brands, appealing to various interests and ages, featuring evergreen topics with global appeal. The Company’s portfolio of intellectual property can be licensed, re-licensed, and exploited for years to come, with revenue derived from multiple sources and territories.

Our portfolio of original content includes:

Already Released Content

•	Baby Genius: For more than ten years, Baby Genius has earned worldwide recognition for creating award-winning products for toddlers. Its catalogue of 500 songs, 125 music videos, and toys feature classic nursery rhymes, learning songs, classical music, holiday favorites and more. Expanding the timeless appeal of Baby Genius offerings, GBI re-launched Baby Genius in September 2015 with fresh, new designs, new entertainment and an array of new toddler products.
•	Warren Buffet’s Secret Millionaire’s Club: In this popular animated series, Warren Buffett acts as a mentor to a group of kids who have international adventures in business. Secret Millionaire’s Club empowers kids by helping them learn about the business of life and the importance of developing healthy life habits at an early age. In addition to the animated series, product offerings include classroom materials, an annual youth promotion, books, home video and a new line of consumer products that was introduced in the Summer of 2015.
•	Stan Lee’s Mighty 7: This animated feature length film is the first property from Stan Lee Comics, LLC, a joint venture with legendary superhero creator Stan Lee. The Company continues to expand distribution of the film with recent sales in a number of international territories.
•	Martha & Friends: Martha & Friends is an animated series featuring a 10-year-old Martha Stewart. Together with her three best friends and two dogs, the kids learn how easy and fun it is to do-it-yourself. Every show is filled with lots of projects kids can do by themselves.

•	Gisele & the Green Team: Supermodel turned superhero, Gisele and her team lead a double life to save the planet. This is the first superhero series that inspires girls to be environmentally responsible while also celebrating diversity and teaching children the power of friendship and teamwork.

Current Production

•	Thomas Edison’s Secret Lab: In this new, original series created by the Company in partnership with American Public Television and Charles Edison Fund, kids learn how fun science and math can be with Thomas Edison. In this new comedy adventure series, a group of kids discover a secret lab left behind by Edison, who also appears as a hologram guiding and encouraging the kids to explore and discover the world around them. The series will air on Netflix, and on Comcast and, with a line of consumer products to follow in early 2016.

Content in Development

•	Llama Llama: On February 19, 2015 the Company announced it was appointed to lead the worldwide expansion of Anna Dewdney’s New York Times bestselling and multiple award-winning children’s book franchise, Llama Llama. The Company will be creating, for the first time, animated content based on the Llama Llama books for multiplatform distribution in addition to a global licensing and merchandise program for Llama Llama across a multitude of categories, including toys, games, apparel, accessories, bedding, and healthy snacks to be introduced in 2016.
•	Space Pop (working title): Space Pop is space-adventure / comedy series targeted toward tween girls blending fashion, music, and friendship scheduled for mid 2016 release, the property has already secured several licenses over multiple categories.
•	Girl’s Property #2: A second girls’ property targeted toward tween girls is based on an existing and established brand currently in the retail market.
•	Stan Lee Property #2: A kid-friendly superhero brand developed with Stan Lee to appeal to a younger audience.

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

•	The Company formed a new Digital division and in January, 2015 appointed industry veteran Jason Brumbaugh to the newly created position of Vice President of Digital, responsible for the Company’s digital presence in addition to all forms of online marketing that will be critical to building engaged audiences online. Mr. Brumbaugh held producer and senior producer positions at Disney Interactive Media Group, the Hub Network, DIC Entertainment, and Knowledge Kid Network.
•	The Company works with 360-Communications, a public relations agency that proactively solicits publicity for the Company’s content and products, both among the trade and consumers.

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

Customers and Licensees

During 2015, the Company was reliant on one or a few major customers. However, given the changes in its business model, it will be working with a larger network of customers and partners from around the world including broadcasters, consumer products licensees, and retailers. This broad cross section includes companies such as Comcast, Netflix, Sony, PBS, Leap Frog Enterprises, Enesco, Zak Designs, Penguin Publishing, Manhattan Toys, Amazon, Barnes & Noble, Target, Bertelsmann Music Group, InGrooves, Discovery International, TF1 and many others both domestically and internationally.

Government Regulation

The FCC requires broadcast networks to air a required number of hours of Educational and Informational content (E/I). The Company is also subject to online distribution regulations, namely the FTC’s Children’s Online Privacy Protection Act (COPPA) which regulates the collection of information of children younger than 13 years old.

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

Licensed toy products are subject to regulation under the Consumer Product Safety Act and regulations issued thereunder. These laws authorize the Consumer Product Safety Commission (the “CPSC”) to protect the public from products which present a substantial risk of injury. The CPSC can require the manufacturer of defective products to repurchase or recall such products. The CPSC may also impose fines or penalties on manufacturers or retailers. Similar laws exist in some states and other countries in which we plan to market our products. Although we do not manufacture and may not directly distribute toy products, a recall of any of the products may adversely affect our business, financial condition, results of operations and prospects.

We also maintain websites which include our corporate website located at www.gnusbrands.com, as well as www.babygenius.com, www.smckids.com, www.slam7.com, and www.edisonsecretlab.com. These websites are subject to laws and regulations directly applicable to Internet communications and commerce, which is a currently developing area of the law. The United States has enacted Internet laws related to children’s privacy, copyrights and taxation. However, laws governing the Internet remain largely unsettled. The growth of the market for Internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the Internet. We cannot predict with certainty what impact such laws will have on our business in the future.  In order to comply with new or existing laws regulating Internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Because our products are manufactured by third parties and licensees, the Company is not significantly impacted by federal, state and local environmental laws and does not have significant costs associated with compliance with such laws and regulations.

Employees

As of December 31, 2015, we had 15 full-time equivalent employees and an additional five temporary or contracted full-time equivalents in certain functions, such as accounting, production management, and design. The Company employs on an outsourced, as-needed basis, contractors in the fields of investor relations, public relations, and production. The Company believes all of its employee relationships to be good.

Intellectual Property

As of December 31, 2015, GBI owns the following properties and related trademarks: Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Little Genius”, “Kid Genius”, “Wee Worship”, “A Squared, and “Ready, Play, Learn” as well as several other names and trademarks on characters that had been developed for our content and brands. Thomas Edison’s Secret Lab, currently in production and estimated to be completed in the First Quarter of 2016, will include 52 eleven-minute episodes as well as 52 90-second music videos. Production of Space Pop also commenced in 2015 and is estimated to be released in mid 2016 and completed by year end, and will include 108 3-minute shorts comprised of storyline and music videos.

As of December 31, 2015, we hold 14 registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

As of December 31, 2015, we also held 96 motion picture, 13 sound recording and one literary work copyrights related to our video, music and written work products.

The Company has a two-third ownership interest in Stan Lee Comics, LLC which owns the publishing brand Stan Lee Comics and all properties produced therein. Stan Lee Comics, LLC is a joint venture with Stan Lee’s POW! Entertainment and Archie Comics. Stan Lee Comics, LLC is the owner of the Stan Lee’s Mighty 7 property.

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

Company Information

We were incorporated in California on January 3, 2006 and reincorporated in Nevada in October 2011. We commenced operations in January 2006, assuming all of the rights and obligations of our then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, we (i) changed our domicile to Nevada from California, and (ii) changed our name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, we changed our trading symbol from “PENT” to “GNUS.”

On November 15, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and the sole member of A Squared (the “Parent Member”), and A2E Acquisition LLC, its newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, the Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.  As a result of the Merger, the Company acquired the business and operations of A Squared.

Our principal executive offices are located at 301 North Canon Drive, Suite 305, Beverly Hills, California 90210. Our telephone number is 310-273-4222. We maintain an Internet website at www.gnusbrands.com. The information contained on, connected to or that can be accessed via our website is not part of this prospectus. We have included our website address in this prospectus as an inactive textual reference only and not as an active hyperlink.

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

The Company has a history of operating losses and incurred net losses in each fiscal quarter since its inception. For the year ended December 31, 2015, the Company generated net revenues of $907,983 and incurred a net loss of $3,483,122, while for the previous year, the Company generated net revenue of $925,788 and incurred a net loss of $3,728,599. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

We will need additional capital to fund our growing operations.  If we are not able to obtain sufficient capital, we may then be forced to limit the scope of our operations.

We expect that as our business continues to grow we will need additional working capital. While we believe that we will be able to fund our business through operating cash flows generated though our enhanced business model these cash flows are less than anticipated or do not come to fruition in the time horizon we anticipate, we would require additional debt and /or equity financing to sustain our operations. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors could have a material adverse effect on our future operating results and our financial condition.

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

Our management team and Board of Directors own or control a combined 3,483,219, or 30.77%, of the 11,319,450 shares currently outstanding. Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, as amended, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 11,259,450 shares of our common stock outstanding as of December 31, 2015, approximately 3,444,850 shares are freely tradable without restriction. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

Effective May 1, 2015, the Company leases approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. The Company pays approximately $136,542 annually, subject to annual escalations of 3%.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol “GNUS.” The last reported bid price for our common stock on the OTCQB on March 28, 2016 was $0.92 per share.

The table below sets forth the high and low bid prices for our common stock as reported on the OTCQB during the periods indicated, with prices prior to April 7, 2014 adjusted to give retrospective effect to the 1-for-100 reverse stock split that occurred on that date.

The quotations below, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

Quarter Ended	Quarter High	Quarter Low

3/31/2014	$3.00	$1.50
6/30/2014	$3.35	$1.50
9/30/2014	$2.22	$1.25
12/31/2014	$1.45	$0.80
3/31/2015	$4.90	$2.90
6/30/2015	$4.05	$2.67
9/30/2015	$2.95	$1.71
12/31/2015	$2.08	$1.33

Outstanding Shares and Number of Stockholders

As of March 29, 2016, the number of shares of common stock outstanding was 11,319,450. As of March 29 2016, there were approximately 221 record holders of our shares of issued and outstanding common stock. This number does not include persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividends

We have never declared or paid dividends on our common stock.  Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2015, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	4,300,000	$2.00	30,000
Equity compensation plans not approved by shareholders	–	–	–
Total	4,300,000	$2.00	30,000

(1)	On February 13, 2016, the majority shareholders of the Company adopted an amendment to the Company’s 2015 Incentive Plan to increase the number of shares of common stock issuable under the plan to 4,330,000.

Unregistered Sales of Equity Securities

None

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2015 and 2014. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

The management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

On April 2, 2014, the Company filed a certificate of amendment to its Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a 1-for-100 basis (the “Reverse Split”). The reverse stock split was effected on April 7, 2014. All share and per share amounts referenced in this Annual Report on Form 10-K are adjusted to give retrospective effect to the Reverse Split.

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

Strategic Initiatives

During 2014 and 2015, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products including DVDs and CDs and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President – Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands, like Space Pop, to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

5)

Consistent with the Company's strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it launched a new Kid Genius Channel in the fourth quarter of2015, offering 24-hours of video on-demand content that will be consistent with the Company's "content and products with a purpose" mission. The new video on-demand channel will include the Company's own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company's Senior Vice President-International Sales, Andrew Berman, will oversee the channel.

Recent Events

Distribution agreement with Sony Pictures Home Entertainment Inc.

On February 18, 2016, we entered into a distribution agreement with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which the Company agreed to grant Sony certain rights for the marketing and distribution of the Company’s animated feature-length motion pictures and animated television series in the United States and in Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid the Company an advance in the amount of $2.0 million, against future royalties.

Private Placement

On October 29, 2015, we conducted a private placement with certain accredited investors pursuant to which we sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and gross proceeds to us of $4,330,000 (the “2015 Private Placement”). The closing of the 2015 Private Placement was subject to certain customary closing conditions and closed on November 3, 2015. Stock offering costs were $502,218.

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

Results of Operations

Comparison of Results of Operations for the twelve months ended December 31, 2015 and 2014

Below is a discussion of our 2015 operating results compared to our 2014 operating results. 2014 represented a transitional year as the Company restructured and changed the way it will manage its operations in the future to a licensing model whereby the Company minimizes its risk and outsources the manufacturing and distribution of its products to industry leaders in their respective industries. In addition, the Company re-launched its Baby Genius brand in September 2015 using a newly designed and expanded product line, resulting in a year over year loss in Baby Genius sales. In addition to the re-launch of Baby Genius this year, the Company will also be introducing several new brands in addition to the licensing business is now manages on behalf of three existing retail brands.

Our summary results for the twelve months ended December 31, 2015 and 2014 are below.

Revenues.

	12/31/2015	12/31/2014	Change	% Change
Licensing & Royalties	$492,134	$310,845	$181,289	58%
Television & Home Entertainment	400,676	117,670	283,006	240%
Product Sales	15,173	497,273	(482,100)	-97%
Total Revenue	$907,983	$925,788	$(17,805)

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the twelve months ended December 31, 2015 compared to December 31, 2014, this category increased $181,289 due to increased licensing activity given the strategic restructuring of the Company in 2014.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the twelve months ended December 31, 2015, Television & Home Entertainment revenue increased $283,006 compared to the twelve months ended December 31, 2014, representing expanded distribution of our content given the strategic restructuring of the Company in 2014 in addition to the commencement of deliveries of Thomas Edison’s Secret Lab.

Product sales represent physical products including DVDs and CDs in which the Company holds intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by the Company either directly at wholesale to retail stores or online retailers. During the twelve months ended December 31, 2015, product sales decreased by $482,100 compared to the twelve months ended December 31, 2014 due to the change in business strategy whereby the Company has transitioned from the direct production and sale of physical products to a licensing model in which these functions were outsourced to industry experts and category leaders.

Cost of Sales and Operating Costs.

	12/31/2015	12/31/2014	Change	% Change
Cost of Sales	$72,867	$500,000	$(427,133)	-85%
General and Administrative	3,689,599	3,453,900	235,699	7%
Marketing and Sales	420,399	338,598	81,801	24%
Amortization of Film & TV Costs	127,551	–	127,551	N/A
Depreciation & Amortization	133,911	109,753	24,158	22%
Total Costs of Sales and Operating Costs	$4,444,327	$4,402,251	$42,076

Cost of Sales decreased $427,133 during the twelve months ended December, 2015 compared to the same period of 2014. The decrease was a result of the decrease in product sales discussed above as well as the elimination of the overhead associated with handling sales directly, replaced by a new model whereby these costs will be borne by our licensees.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the twelve months ended December, 2015 increased $235,699 compared to the same period in 2014. The aggregate increase for the category results primarily from increases in salaries and related expense of $411,512 related to the addition of several critical hires in sales functions and digital initiatives offset by decreases in professional fees of $273,295 and bad debt expense of $56,550.

Marketing and sales expenses increased $81,801 for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014 primarily due to an increase in trade show expenses which did not exist in the prior period as well as increases in other advertising expenses related to the increased size of the portfolio of brands the Company promotes.

Other Income / (Expense).

	12/31/2015	12/31/2014	Change	% Change
Other Income	$18,870	$34,700	$(15,830)	-46%
Interest Expense	(2,576)	(11,750)	9,174	78%
Interest Expense - Related Parties	(24,757)	(25,842)	1,085	4%
Gain (Loss) on Distribution Contracts	115,811	(47,229)	163,040	-345%
Gain (Loss) on Impairment of Assets	(7,500)	–	(7,500)	N/A
Gain (Loss) on Disposition of Assets		(70,905)	70,905	-100%
Gain (Loss) on Inventory		(174,963)	174,963	-100%
Gain (Loss) on Extinguishment of Debt	–	56,519	(56,519)	-100%
Gain (Loss) on Conversion of Accounts Payable	–	(4,072)	4,072	-100%
Gain (Loss) on Deferred Financing Costs	(9,313)	(8,594)	(719)	-8%
Gain (Loss) on Foreign Currency Translation	(37,313)	–	(37,313)	N/A
Net Other Income (Expense)	$53,222	$(252,136)	$305,358

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the twelve months ended December 31, 2015, other income totaled $53,222 compared to other expense of $(252,136) in the same period of 2014. This $305,358 increase was primarily the result of the termination of a distribution contract in which certain amounts that had been included in deferred revenue were recognized as a gain on the settlement of the contract as well as an additional amounts due to the Company to terminate the contract. Additionally, there were no further inventory write-offs in the current period.

Liquidity

Comparison of Cash Flows for the Twelve months Ended December 31, 2015 and 2014

Cash totaled $5,187,620 and $4,301,099 at December 31, 2015 and 2014, respectively. The change in cash is as follows:

	12/31/2015	12/31/2014	Change
Cash Used in Operating Activities	$(3,396,581)	$(2,481,988)	$(914,593)
Cash Used in Investing Activities	(294,207)	(97,986)	(176,221)
Cash Provided by Financing Activities	4,577,309	6,353,963	(1,776,654)
Increase in Cash	$886,521	$3,773,989	$(2,887,468)

During the twelve months ended December 31, 2015, our primary source of cash was financing activity, specifically the collection of the second payment related to a long-term, exclusive supply chain services agreement and the receipt of funds related to the issuance of common stock. During the comparable period in 2014, our primary source of cash was financing activity including the collection of the first payment related to a long-term, exclusive supply chain services contract and the receipt of funds related to the issuance of preferred stock. During both periods, these funds were primarily used to fund operations as well as investments in fixed assets, intangible assets, and capitalized product development.

Operating Activities

Cash used in operating activities in the twelve months ended December 31, 2015 was $3,396,581 as compared to cash used of $2,481,988 during the prior period, representing an increase in cash used in operating activities of $914,593 based on the operating results discussed above as well as increases in film and television costs related to the development and production of episodes of Thomas Edison’s Secret Lab and the development of Space Pop (working title).

Investing Activities

Cash used in investing activities for the twelve months ended December 31, 2015 was $294,207 as compared to a use of $97,986 for the comparable period in 2014, representing an increase in cash used in investing activities of $196,221. This increase is primarily the result of approximately $177,000 spent on leasehold improvements in our new leased office space.

Financing Activities

Cash generated from financing activities during the twelve months ended December 31, 2015 was $4,577,309 as compared to $6,353,963 generated in the comparable period in 2014 representing a decrease of $1,776,654. During the first quarter of 2014, the Company entered into a long-term, exclusive supply chain services agreement in which it will order a minimum level of disc replication, packaging and distribution services for its content across all physical media. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. Additionally, during the first quarter of 2014, the Company received net proceeds of $355,116 from the sale of its common stock offset by repayment of related party notes of $100,872. During the second quarter of 2014, the Company received net proceeds from the sale of its preferred stock of $5,379,915. During the third quarter of 2015, the company received net proceeds from the sale of its common stock of $3,827,782.

Capital Resources

As of December 31, 2015, the Company does not have any material commitments for capital expenditures.

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

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The financial statements are included herein commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has been informed that effective as of January 1, 2016 (the “Effective Date” ) all of the assets of HJ & Associates, LLC and HJ Associates and Consultants, LLP ( “HJ ” ) were acquired by Haynie & Company, Salt Lake City, Utah, and, as a result, on January 15, 2016 HJ resigned as the Company’s independent registered public accounting firm because the firm will no longer be an active entity and not able to certify the Company’s financial statement from and after the Effective Date. Therefore, on January 15, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The engagement of Haynie & Company was unanimously approved by the Company’s audit committee and Board of Directors.

The reports of HJ regarding the Company’s consolidated financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Effective Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “ reportable events ” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided HJ with a copy of this Form 8-K and requested that HJ furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HJ agrees with the above statements. A copy of such letter, dated January 15, 2016, is attached as Exhibit 16.1.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Effective Date, the Company has not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of March 29, 2016:

Name	Age	Position

Andrew Heyward	66	Chief Executive Officer and Chairman of the Board/Director
Amy Moynihan Heyward	48	President and Director
Gregory Payne	60	Corporate Secretary
Michael D. Handelman	56	Chief Financial Officer
Bernard Cahill	49	Director
Joseph “Gray” Davis*	71	Director
P. Clark Hallren*	53	Director
Lynne Segall*	62	Director
Anthony Thomopoulos *	76	Director
Margaret Loesch*	69	Director

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

Michael D. Handelman, 56, has been the Chief Financial Officer of the Company since June 2015. Mr. Handelman served as the Chief Financial Officer of Lion Biotechnologies from February 2011 until June, 2015. Prior to that position Mr. Handelman served as Chief financial Officer and as a financial management consultant of Oxis International, Inc., a public company engaged in the research, development and commercialization of nutraceutical products, from August 2009 until October 2011. From November 2004 to July 2009, Mr. Handelman served as Chief Financial Officer and Chief Operating Officer of TechnoConcepts, Inc., formerly a public company engaged in designing, developing, manufacturing and marketing wireless communications semiconductors, or microchips. Prior thereto, Mr. Handelman served from October 2002 to October 2004 as Chief Financial Officer of Interglobal Waste Management, Inc., a manufacturing company, and from July 1996 to July 1999 as Vice President and Chief Financial Officer of Janex International, Inc., a children’s toy manufacturer. Mr. Handelman was also the Chief Financial Officer from 1993 to 1996 of the Los Angeles Kings, a National Hockey League franchise. Mr. Handelman is a certified public accountant and holds a degree in accounting from the City University of New York.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015 all Reporting Persons timely complied with all applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. A copy of the Code of Ethics may be obtained, free of charge, by submitting a written request to the Company or on our website at www.gnusbrands.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.gnusbrands.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver

Board Committees

During 2015, our Board of Directors held five meetings.

On June 9, 2014, the Board of Directors of the Company unanimously decided to form an Audit Committee, Compensation Committee and Nominating Committee.

The following table sets forth the three standing committees of our board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2015:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Andrew Heyward	Chair
Amy Moynihan Heyward	X
Bernard Cahill	X	X
Joseph “Gray” Davis	X
P. Clark Hallren	X	Chair	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X		Chair
Margaret Loesch	X
Meetings in 2015:	5	2	1	1

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

Executive Compensation

The following table sets forth the long-term compensation earned for services in all capacities for the fiscal years ended December 31, 2015 and 2014 paid to our Chief Executive Officer and Chief Financial Officer, and each other officer earning in excess of $100,000 per year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andrew Heyward (2)	2015	200,000	–	–	–	–	200,000
Chief Executive Officer	2014	200,000	500	–	–	–	200,500

Amy Moynihan Heyward (3)	2015	180,000	–	–	–	–	180,000
President	2014	180,000	500	–	–	–	180,500

Gregory Payne (4)	2015	175,383	500	–	–	–	175,883
Corporate Secretary	2014	175,000	500	–	–	–	175,500

Michael Handelman (6)	2015	40,003	–	–	–	–	40,003
Chief Financial Officer	2014	–	–	–	–	–	–

Rebecca Hershinger (5)	2015	–	–	–	–	41,250	41,250
Former Chief Financial Officer	2014	–	500	–	–	80,875	81,375

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)	In association with the Merger, Mr. Heyward was appointed Chief Executive Officer of the Company on November 15, 2013. Per his November 15, 2013 Employment Agreement, Mr. Heyward is entitled to an annual salary of $200,000.

(3)	In association with the Merger, Ms. Heyward was appointed President of the Company on November 15, 2013. Per her November 15, 2013 Employment Agreement, Ms. Heyward is entitled to an annual salary of $180,000.

(4)	In association with the Merger, Mr. Payne was appointed Corporate Secretary of the Company for which he is entitled to an annual salary of $175,000.

(5)	Ms. Hershinger was appointed Chief Financial Officer of the Company on October 24, 2014 for which she earned $20,000 pursuant to her engagement letter. Prior to her appointment, she provided hourly contract services to the Company for which she earned $60,875.

(6)	Mr. Handelman was appointed Chief Financial Officer of the Company on June 26, 2015. He is entitled to an annual salary of $120,000.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding equity awards as of December 31, 2015.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($)
Andrew Heyward	99,909	1,400,091	–	$2.00	12/13/2020	1,400,091	1,526,099	–	–

Amy Moynihan Heyward	99,909	1,400,091	–	$2.00	12/13/2020	1,400,091	1,526,099	–	–

Gregory Payne	14,653	205,347	–	$2.00	12/13/2020	205,347	223,828	–	–

Michael D. Handelman	7,327	102,673	–	$2.00	12/13/2020	102,673	111,914	–	–

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

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal years ended December 31, 2015 and 2014 in the director's capacity as director. The Company intends to implement a Directors Stock Option plan and provide certain directorship fees in the future.

Name		Fees Earned of Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total ($)
Andrew Heyward	2015	$15,000	$–	$1,409,978	$–	$1,424,978
	2014	$15,000	$–	$–	$–	$15,000

Amy Moynihan Heyward	2015	$15,000	$–	$1,409,978	$–	$1,424,978
	2014	$15,000	$–	$–	$–	$15,000

Bernard Cahill	2015	$10,000	$–	$23,500	$–	$33,500
	2014	$15,000	$–	$–	$–	$15,000

Joseph “Gray” Davis	2015	$15,000	$–	$23,500	$–	$38,500
	2014	$15,000	$–	$–	$–	$15,000

P. Clark Hallren (2)	2015	$15,000	$–	$23,500	$–	$38,500
	2014	$10,000	$–	$–	$35,000	$45,000

Lynn Segall	2015	$15,000	$–	$23,500	$–	$38,500
	2014	$15,000	$–	$–	$–	$15,000

Anthony Thomopoulos (3)	2015	$15,000	$–	$23,500	$–	$38,500
	2014	$10,000	$–	$–	$–	$10,000

Jeffrey Weiss (4)	2015	$–	$–	$–	$–	$–
	2014	$10,000	$–	$–	$–	$10,000

Margaret Loesch (5)	2015	$10,000	$–	$23,500	$–	$33,500
	2014	$–	$–	$–	$–	$–

(1)	For the board meetings held in the second and third quarter of 2014, Board Members earned $5,000 per meeting attended either physically or telephonically. Beginning with the Board Meeting in the fourth quarter 2014, the structure was revised such that Directors earn $5,000 per meeting attended physically, $2,500 per meeting attended telephonically, and nothing for non-attendance.
(2)	On May 15, 2014, Mr. Hallren was appointed to the Board of Directors of the Company. Mr. Hallren earned $10,000 in compensation for his services as a member of the Board of Directors and received $35,000 for consulting services provided to the Company.
(3)	On February 27, 2014, Mr. Thomopoulos was appointed to the Board of Directors of the Company.
(4)	On March 16, 2015, Mr. Weiss resigned from the Board of Directors of the Company.
(5)	On March 18, 2015, Ms. Loesch was appointed to the Board of Directors of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of March 29, 2016 known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group; (iv) each stockholder known by us to own beneficially more than 5% of our common stock.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 11,319,450 shares of common stock outstanding as March 29, 2016. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 9401 Wilshire Boulevard Suite 608, Beverly Hills, California 90212.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class(1)
Directors and Named Executive Officers
A Squared Holdings, LLC	2,972,183		26.40%
Andrew Heyward	4,557,669	(2)	36.95%
Amy Moynihan Heyward	4,557,669	(2)	36.95%
Gregory Payne	69,836	(3)	*
Michael Handelman	36,479		*
Bernard Cahill	61,842	(4)	*
Joseph “Gray” Davis	7,908		*
P. Clark Hallren	7,908		*
Lynne Segal	7,908		*
Anthony Thomopoulos	8,253		*
Margaret Loesch	–		*
All current executive officers and directors as a group (consisting of 10 persons)	4,729,229		37.98%
5% Stockholders
Wolverine Flagship Fund Trading Limited (5)	1,237,474	(6)	9.99%
Iroquois Master Fund Ltd. (7)	1,223,702	(8)	9.99%

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 11,319,450 shares of common stock outstanding as of March 29, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Consists of (i) 2,972,183 shares of common stock held by A Squared Holdings LLC over which Andrew Heyward and Amy Moynihan Heyward hold voting and dispositive power, (ii) 100,000 shares of common stock issuable upon conversion of 100 shares of the Company’s Series A Convertible Preferred Stock, (iii) 522,836 shares of common stock held by Andrew Heyward. (iv) 3,200 shares held by Hayward Living Trust, and (v) 500,000 shares issuable upon exercise of warrants held by Andrew Heyward. Andrew Heyward and Amy Moynihan Heyward are spouses who own such shares jointly, and thus both maintain joint voting and dispositive power over such shares.
(3)	Includes 250 shares held by Mr. Payne’s spouse.
(4)	Consists of (i) 56,434 shares of common stock owned directly by Bernard Cahill and (ii) 12,500 shares of common stock owned by Mr. Cahill’s spouse.
(5)	The address of this beneficial owner is 175 West Jackson Blvd., Suite 340, Chicago, Illinois 60604.
(6)	Consists of (i) 169,800 shares of common stock and (ii) 1,061,014 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. The stockholder owns 2,250 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 2,250,000 shares of common stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly.
(7)	The address of this beneficial owner is 641 Lexington Avenue, 26th Floor, New York, New York 10022.
(8)	Includes 292,102 shares of common stock and 200,000 shares of common stock issuable upon exercise of warrants. The stockholder also owns shares of Series A Preferred Stock which may not be converted to common stock to the extent such conversion would result in the shareholder beneficially owning more than 9.99% of the outstanding common stock. The number of shares deemed beneficially owned is limited accordingly.

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

On November 15, 2013, as part of the Merger, the Company acquired these liabilities from A Squared Entertainment, LLC. From time to time, A Squared Entertainment, LLC required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2015, these advances totaled $411,008. No interest is due on these advances.

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

The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2015	2014
Audit Fees	$71,500	$68,700
Audit-Related Fees
Tax Fees	5,680	2,625
Other Fees	10,250	3,450
Total Fees	$87,430	$74,775

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services, as follows:

•	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

•	Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•	Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

•	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent registered public accounting firm provided to us in the past two fiscal years.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2). See “Index to Financial Statements” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) Exhibits:

The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K. Where certain exhibits are incorporated by reference from a previous filing, the exhibit numbers and previous filings are identified in parentheses. The SEC file number for each Form 10-K, Form 10-Q and Form 8-K identified below is File No. 000-54389.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
3.4	Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)
3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.7	Amendment to Bylaws dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013)
3.9	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2014)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.2	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.4	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.1†	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated October 29, 2013 (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on October 31, 2013)
10.2†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

10.4†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.5†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.6	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.8†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Amy Moynihan Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.9†	Termination Agreement dated November 15, 2013 between Genius Brands International, Inc. and Klaus Moeller (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.10	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.13†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on December 18, 2015)
10.14†	Memorandum Regarding Services dated November 1, 2015 between Genius Brands International, Inc. and Michael D. Handelman (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.16	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
21.1**	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

__________

*	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and 17 CFR 200.83. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

March 30, 2016	By:	/s/ Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

March 30, 2016		/s/ Michael D. Handelman
Michael D. Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

March 30, 2016		/s/ Michael D. Handelman
Michael D. Handelman
Chief Financial Officer (Principal Financial and Accounting Officer)

March 30, 2016		/s/ Amy Moynihan Heyward
Amy Moynihan Heyward
President and Director

March 30, 2016		/s/ Bernard Cahill
Bernard Cahill
Director

Joseph “Gray” Davis
Director

March 30, 2016		/s/ P. Clark Hallren
P. Clark Hallren
Director

March 30, 2016		/s/ Lynne Segall
Lynne Segall
Director

March 30, 2016		/s/ Anthony Thomopoulos
Anthony Thomopoulos
Director

Margaret Loesch
Director

TABLE OF CONTENTS

Page No.

Audited Financial Statements for the Twelve-month Period Ended December 31, 2015

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Genius Brands International, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Genius Brands International, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Genius Brands International, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Haynie and Company

Haynie and Company

Salt Lake City, UT

March 30, 2016

Genius Brands International, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	12/31/2015	12/31/2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,187,620	$4,301,099
Accounts Receivable, net	171,867	208,486
Inventory, net	7,080	11,691
Prepaid and Other Assets	65,464	217,622
Total Current Assets	5,432,031	4,738,898

Property and Equipment, net	150,948	32,420
Film and Television Costs	1,003,546	303,953
Capitalized Product Development in Process	–	7,500
Intangible Assets, net	1,918,206	1,876,438
Goodwill	10,365,805	10,365,805
Investment in Stan Lee Comics, LLC	–	–
Total Assets	$18,870,536	$17,325,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$359,433	$312,728
Accrued Expenses	509,477	283,582
Deferred Revenue and Advances	305,850	242,160
Accrued Salaries and Wages	96,385	50,288
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	410,535	411,008
Total Current Liabilities	2,606,680	2,224,766

Long Term Liabilities:
Deferred Revenue and Advances	652,689	640,417
Services Advance	1,489,583	739,583
Total Liabilities	4,748,952	3,604,766

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 5,290 and 6,000 shares issued and outstanding, respectively	6	6
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 11,259,450 and 6,374,450 shares issued and outstanding, respectively	11,260	6,375
Common Stock to Be Issued	71	–
Additional Paid in Capital	41,846,023	37,566,521
Accumulated Deficit	(27,735,776)	(23,852,654)
Total Equity	14,121,584	13,720,248

Total Liabilities and Stockholders’ Equity	$18,870,536	$17,325,014

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Years Ending December 31, 2015 and 2014

	12/31/2015	12/31/2014
Revenues:
Licensing & Royalties	$492,134	$310,845
Television & Home Entertainment	400,676	117,670
Product Sales	15,173	497,273
Total Revenues	907,983	925,788

Cost of Sales	72,867	500,000

Gross Profit	835,116	425,788

Operating Expenses:
Professional Services	723,249	953,463
Rent Expense	140,407	140,070
Marketing & Sales	420,399	338,598
Amortization of Film & TV Costs	127,551	–
Depreciation & Amortization	133,911	109,753
Salaries and Related Expenses	1,907,608	1,432,314
Stock Compensation Expense	31,919
Bad Debt Expense (Recovery)	42,739	73,458
Other General & Administrative	843,677	854,595
Total Operating Expenses	4,371,460	3,902,251

Loss from Operations	(3,536,344)	(3,476,463)

Other Income (Expense):
Other Income	18,870	34,700
Interest Expense	(2,576)	(11,750)
Interest Expense - Related Parties	(24,757)	(25,842)
Gain (Loss) on Distribution Contracts	115,811	(47,229)
Gain (Loss) on Impairment of Assets	(7,500)	–
Gain (Loss) on Conversion of Accounts Payable	–	(4,072)
Gain (Loss) on Extinguishment of Debt	–	56,519
Gain (Loss) on Disposition of Assets	–	(70,905)
Gain (Loss) on Inventory	–	(174,963)
Gain (Loss) on Deferred Financing Costs	(9,313)	–
Unrealized Gain (Loss) on Foreign Currency Translation	(37,313)	(8,594)
Net Other Income (Expense)	53,222	(252,136)

Loss before Income Tax Expense	(3,483,122)	(3,728,599)

Income Tax Expense	–	–

Net Loss	(3,483,122)	(3,728,599)

Beneficial conversion feature on preferred stock	(400,000)	–

Net Loss applicable to common shareholders	(3,883,122)	(3,728,599)

Net Loss per Common Share	$(0.54)	$(0.60)

Weighted Average Shares Outstanding	7,502,560	6,254,497

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Common Stock To Be Issued		Additional Paid In Capital	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Deficit	Total
Balance, December 31, 2013	5,918,704	$5,919	–	$–	–	$–	$31,614,238	$(20,124,055)	$11,496,102

Common Stock Issued for Cash, Net of Offering costs	102,860	103	–	–	–	–	355,013	–	355,116
Common Stock Issued for Purchase Price Adjustment pursuant to Securities Purchase Agreement	305,562	306	–	–	–	–	(306)	–	–
Common Stock Issued in exchange for repayment of Accounts Payable	8,143	8	–	–	–	–	32,564	–	32,572
Common Stock Issues for Services	48,000	48	–	–	–	–	159,252	–	159,300
Series A Convertible Preferred Stock Issued for Cash, Net of Offering Costs	–	–	6,000	6	–	–	5,379,909	–	5,379,915
Imputed Interest for Member Advances	–	–	–	–	–	–	25,842	–	25,842
Cancellation of Common Stock	(9,000)	(9)	–	–	–	–	9	–
Adjustment to reconcile shares outstanding due to Reverse Stock Split	181	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(3,728,599)	(3,728,599)
Balance, December 31, 2014	6,374,450	$6,375	6,000	$6			$37,566,521	$(23,852,654)	$13,720,248

Common Stock Issued for Cash, Net of Offering costs	4,330,000	4,330	–	–	–	–	3,823,452	–	3,827,782
Value of beneficial conversion feature upon conversion of preferred shares	–	–	–	–	–	–	400,000	(400,000)	–
Conversion of Preferred Shares	555,000	555	(710)	–	–	–	(555)	–	–
Fair value of share based compensation	–	–	–	–	–	–	31,919	–	31,919
Shares to be issued	–	–	–	–	–	71	(71)	–
Imputed Interest for Member Advances	–	–	–	–	–	–	24,757	–	24,757
Net Loss	–	–	–	–	–	–	–	(3,483,122)	(3,483,122)

	11,259,450	$11,260	5,290	$6	0	$71	$41,846,023	$(27,735,776)	$14,121,584

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

Cash Flows from Operating Activities:	12/31/2015	12/31/2014
Net Loss	$(3,483,122)	$(3,728,599)
Adjustments to reconcile net loss to net cash provided in operating activities:
Amortization of Film and Television Costs	127,552
Depreciation Expense	64,458	50,484
Amortization Expense	69,453	59,269
Imputed Interest Expense	24,757	25,842
Bad Debt Expense	42,739	73,458
Issuance of Common Stock for Services	–	127,200
Stock Compensation Expense	31,919	–
(Gain) Loss on Distribution Contracts	(115,811)	47,229
(Gain) Loss on Deferred Financing Costs	9,313	–
(Gain) Loss on Impairment of Assets	7,500	–
(Gain) Loss on Settlement or Extinguishment of Debt	–	(56,519)
(Gain) Loss on Disposition of Assets	–	70,905
(Gain) Loss on Conversion of Accounts Payable	–	4,072
(Gain) Loss on Inventory	–	174,963
(Gain) Loss on Foreign Currency Translation	37,313	8,594
Decrease (increase) in operating assets:
Accounts Receivable	65,317	603,288
Inventory	4,611	37,697
Prepaid Expenses & Other Assets	142,846	361,534
Film and Television Costs, net	(827,145)	(303,953)

Increase (decrease) in operating liabilities:
Accounts Payable	(946)	(492,173)
Accrued Salaries	46,097	(9,670)
Deferred Revenue and Advances	117,212	397,313
Other Accrued Expenses	239,356	67,078
Net cash used in operating activities	(3,396,581)	(2,481,988)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(111,221)	(70,000)
Investment in Fixed Assets	(182,986)	(4,156)
Investment in Capitalized Product Development	–	(23,830)
Net cash used in investing activities	(294,207)	(97,986)

Cash Flows from Financing Activities:
Sale of Preferred Stock, net of offering costs	–	5,379,915
Sale of Common Stock, net of offering costs	3,827,782	355,116
Proceeds from Services Advance	750,000	750,000
Repayment of Services Advance	–	(10,417)
Proceeds of Related Party Notes	1,661	–
Payments from Related Party Notes	(2,134)	(105,651)
Debt Issuance Cost	–	(15,000)
Net cash provided by financing activities	4,577,309	6,353,963

Net Increase (Decrease) in Cash and Cash Equivalents	886,521	3,773,989
Beginning Cash and Cash Equivalents	4,301,099	527,110
Ending Cash and Cash Equivalents	$5,187,620	$4,301,099

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$2,576	$6,063

Schedule of non-cash financing and investing activities:
Common Stock issued as Settlement for Accounts Payable	$–	$32,572
Common Stock issued for Prepaid Services	$–	$32,100

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

Strategic Initiatives

During 2014 and 2015, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

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

5)

Consistent with the Company's strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it launched a new Kid Genius Channel in the fourth quarter of2015, offering 24-hours of video on-demand content that will be consistent with the Company's "content and products with a purpose" mission. The new video on-demand channel will include the Company's own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company's Senior Vice President-International Sales, Andrew Berman, will oversee the channel.

Liquidity

Historically, the Company has incurred net losses. As of December 31, 2015, the Company had an accumulated deficit of $27,735,776 and a total stockholders’ equity of $14,121,584. At December 31, 2015, the Company had current assets of $5,432,031, including cash of $5,187,620 and current liabilities of $2,606,680, including short-term debt to related parties which bears no interest and has no stated maturity of $410,535 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $2,825,351. For the years ended December 31, 2015 and 2014, the Company reported a net loss of $3,483,122 and $3,728,599, respectively, and reported net cash used by operating activities during year ended December 31, 2015 of $3,396,581.

During 2015, the Company received proceeds from the issuance of common stock. Additionally subsequent to the end of the year, the Company received a payment of $2,000,000 pursuant to its distribution agreement with Sony Pictures Home Entertainment. While the Company believes that these funds will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

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

Allowance for Sales Returns

An Allowance for Sales Returns is estimated based on average sales during the previous year. Based on experience, sales growth, and our customer base, the Company concluded that the allowance for sales returns at December 31, 2015 and 2014 should be $0 and $45,582, respectively.

Allowance for Doubtful accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $110,658 and $45,658 as of December 31, 2015 and December 31, 2014, respectively.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $28,813 and $54,673 established as of December 31, 2015 and 2014, respectively.

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

Advertising Costs

The Company’s marketing costs are primarily related to advertising, trade shows, public relation fees and production and distribution of collateral materials. In accordance with ASC 720 regarding Advertising Costs, the Company expenses advertising costs in the period in which the expense is incurred. Marketing and Sales costs incurred by licensees are borne fully by the licensee and are not the responsibility of the Company. Advertising expense for the year ended December 31, 2015 and 2014 was $76,365 and $256,272, respectively.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC’s”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2015, the Company had one account with an uninsured balance of $4,900,000. As of December 31, 2014, the Company had one account with an uninsured balance of $3,923,931.

For fiscal year 2015, the Company had three customers whose total revenue exceeded 10% of the total consolidated revenue. These customers account for 15%, 19%, and 16% of total revenue, respectively. Those three accounts made up 56%, 0%, and 0% of accounts receivable, respectively. For fiscal year 2014, the Company had three customers whose total revenue exceeded 10% of the total consolidated revenue. These customers account for 19%, 13%, and 11% of total revenue, respectively. Those three accounts made up 11%, 0%, and 14% of accounts receivable, respectively. The major customers for the year ending December 31, 2015 are not necessarily the same as the major customers at December 31, 2014. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2015 and 2014, no allowance for bad debt has been established for the major customers as these amounts are believed to be fully collectible.

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

Upon formation, the parties agreed that POW would contribute certain properties to Stan Lee Comics, LLC as consideration for its ownership interest. Similarly, A Squared would contribute certain creative development functions and be entitled to the exercise of all audio-visual development, production and distribution rights in all media, as well as all merchandising rights, in and to the contributed properties as consideration for its ownership interest. Finally, Archie would be entitled to all comic book publication and distribution rights in and to the contributed properties as consideration for its ownership interest. Each party would be entitled to one-third of any net proceeds derived from the contributed properties or their derivative works after recoupment of production cost and fees. Stan Lee Comics, LLC is the owner of the Stan Lee and the Mighty 7 property. During the year ended December 31, 2015 the Company took over the one-third interest of Archie for no consideration.

Upon closing of the Merger, the Company assumed the rights to Stan Lee Comics, LLC held by A Squared.

Pursuant to ASC 323-30, as of December 31, 2014, the Company has recorded the Investment in Stan Lee Comics, LLC at $0 as no monetary consideration was paid by A Squared, or assumed by the Company in the Merger, for the ownership interest in Stan Lee Comics, LLC.

Note 4: Inventory

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

As of December 31, 2015 and 2014, the Company had recorded a total reserve of $28,813 and $54,673, respectively. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. Finally, during the fourth quarter of 2014, the Company donated certain inventory that had already been reserved for at which time the inventory was written off.

Note 5: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Furniture and Equipment	$12,385	$12,385
Computer Equipment	36,810	36,649
Leasehold Improvements	176,903	99,778
Software	15,737	15,737
Less Accumulated Depreciation	(90,887)	(132,129)
Property and Equipment, Net	$150,948	$32,240

During the year ended December 31, 2015 and 2014, the Company recorded depreciation expense of $64,458 and $50,484, respectively.

Note 6: Film and Television Costs and Capitalized Product Development in Process

As of December 31, 2015, the Company had Film and Television Costs of $1,003,456 compared to $303,953 at December 31, 2013. The increase relates to the commencement of development of the second installment of the feature film Stan Lee and the Mighty 7 and the development and production of episodes of Thomas Edison’s Secret Lab. During the year ended December 31, 2015 and 2014, the Company recorded Film and Television Cost amortization expense of $127,551 and $0, respectively. The Company recorded accumulated Film and Television Cost amortization of $127,551 and $0 as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, the Company had Capitalized Product Development in Process of $0 compared to $7,500 as of December 31, 2014. The Company recorded an impairment of the $7,500 during the year ended December 31, 2015. During the second quarter of 2014, the Company ceased development of its e-commerce website and web-based streaming services. As the Company deemed the services unusable, it recognized impairment expense of $70,905 during the second quarter.

Note 7: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired (See Note 3 - Business Combination for additional information). Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. During the years ended December 31, 2015 and 2014, the Company did not recognize any impairment related to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Identifiable artistic-related assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	3,257,129
Other Intangible Assets	181,220	70,000
Less Accumulated Amortization (c)	(197,521)	(3,320,522)
Intangible Assets, Net	$1,918,206	$1,876,438

(a)	In association with the Merger, the Company acquired $1,740,000 in identifiable artistic-related assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. During the year ended December 31, 2015 and 2014, the Company did not recognize any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2015, it was determined that certain “Other Intangible Assets” totaling $3,192,453 in gross asset value, with accumulated amortization of $3,192,453, were to be retired. As these “Other Intangible Assets” were fully depreciated, there was no associated loss on disposition of assets
(c)	During the year ended December 31, 2015 and 2014, the Company recognized $69,453 and $59,269, respectively, in amortization expense related to these intangible assets.

Expected future intangible asset amortization as of December 31, 2015 is as follows:

Fiscal Year:
2016	$38,596
2017	17,180
2018	8,655
2019	8,655
2020	8,655
Total	$81,741

Note 8: Deferred Revenue and Advances

As of December 31, 2015 and 2014, the Company had advances of $599,167 and $817,167, respectively.

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

As of December 31, 2015 and 2014, the Company had deferred revenue of $359,370 and $65,410, respectively. Deferred revenue represents amounts collected from licensees and customers for which revenue recognition criteria have not been met.

Note 9: Accrued Liabilities

As of December 31, 2015 and 2014, the Company has the following accrued liabilities:

	12/31/2015	12/31/2014
Accrued Salaries and Wages
Accrued Salaries and Wages	$96,385	$50,288

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	1,489,583	739,583

Accrued Expenses
Other Accrued Expenses	509,477	283,582

Total Accrued Liabilities	$3,020,445	$1,998,453

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability.
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

Note 10: Short Term Revolving Credit Facility

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

Note 11: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2015, these advances totaled $410,535, compared to $411,008 as of December 31, 2014. During the year ended December 31, 2015, the Company repaid a portion of the advances to its Chief Executive Officer, Andrew Heyward, in the amount of $472.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During years ended December 31, 2015 and 2014, the Company recognized imputed interest expense of $24,757 and $25,482 as a contribution to additional paid-in capital, respectively.

Note 12: Stockholders’ Equity

Common Stock

As part of the Reincorporation, the total number of authorized shares of common stock was changed to 250,000,000 shares, $0.001 par value per share. The common stock and additional paid in capital accounts were restated as of December 31, 2012, and for the years then ended, to recognize the change from no par common stock to a par value of $0.001 per share. The Company conducted a consent solicitation of its stockholders of record as of September 3, 2013 (the “Record Date”) to approve certain corporate actions. Stockholders, representing at least a majority of outstanding shares of the Company’s voting capital as of the Record Date voted by written consent to approve an amendment to the Company’s Article of Incorporation in order to increase the number of common stock authorized to 700,000,000 from 250,000,000. As of December 31, 2015 and 2014, the total number of authorized shares of common stock was 700,000,000.

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

As of December 31, 2015 and 2014, there were 11,259,450 and 6,374,450 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the twelve months ended December 31, 2015:

•	On April 1, 2015, the Company issued 30,000 shares of the Company’s common stock as a conversion of 60 preferred shares.
•	On April 30, 2015, the Company issued 125,000 shares of the Company’s common stock as a conversion of 250 preferred shares.
•	On November 3, 2015, the Company issued 4,330,000 shares of common stock to investors in the Company’s October 2015 private placement.
•	On December 15, 2015, the Company issued 400,000 shares of common stock issued as a conversion of 400 preferred shares.

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

As of December 31, 2015 and 2014, 5,290 and 6,000 shares of preferred stock were issued and outstanding, respectively.

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

As the conversion price of the common shares on a converted basis was below the market price of the common shares on the closing date, this resulted in a beneficial conversion feature and the result was an “imputed” dividend of $2,700,000. In addition on December 15, 2015 upon the conversion of the 400 preferred shares into 400,000 common shares as described above, this change in the conversion price being a contingency, resulting in additional beneficial conversion of $400,000.

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

On September 18 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2014 Plan as approved by the stockholders authorized the issuance up to an aggregate of 450,000 shares of common stock. The Board of Directors amended the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 3,880,000 from 450,000 shares to 4,330,000 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016.

The following schedule summarizes the changes in the Company’s stock option plan during the twelve months ended December 31, 2015:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share

Balance at December 31, 2014	350	$6.00 – 33.60	2.29 years	$–	$15.09
Options Granted	4,300,000	$2.00	4.96 years	$–	$2.00
Options Exercised	–
Options Expired	350
Balance at December 31, 2015	4,300,000	$2.00	4.96 years	$–	$2.00

Exercisable December 31, 2014	350	$6.00 – 33.60	2.29 years	$–	$15.09
Exercisable December 31, 2015	286,406	$2.00	4.96 years	$–	$2.00

During the year ended December 31, 2015, the Company granted options to purchase 4,300,000 shares of common stock to employees and directors of the Company. The stock options generally vest between one and three years. The fair value of these options was determined to be $4,041,937 million using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 277%%, (ii) discount rate of 2.04%, (iii) zero expected dividend yield, and (iv) expected life of 10 years.

As of December 31, 2015, the aggregate value of unvested options was $4,010,018, which will continue to be amortized as compensation cost as the options vest over three years, as applicable.

During the year ended December 31, 2015, the Company recognized stock based compensation expense of $31,919. During the year ended December 31, 2014, the Company did not recognize any stock based compensation expense.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 5,055,000 and 300,000 shares of our common stock at December 31, 2015 and 2014, respectively.

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

On October 29, 2015, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and gross proceeds to the Company of $4,330,000. The closing of the 2015 Private Placement was subject to certain customary closing conditions and closed on November 3, 2015. The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $1.10 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The warrants vest immediately. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

In connection with the sale of the Company’s Common Stock in October 2015, Chardan Capital Markets LLC (“Chardan”) acted as sole placement agent in consideration for which Chardan received a cash fee of $300,000 and a warrant to purchase up to 425,000 shares of the Company’s common stock. These warrants vested immediately, have an exercise price of $1.20 per share, and have a five year term.

The following schedule summarizes the changes in the Company’s outstanding warrants during the twelve months ended December 31, 2015:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
Balance at December 31, 2014	300,000	$2.00	4.37 years	$2.00
Warrants Granted	4,755,000	$1.10	4.83 years	$1.10
Warrants Exercised	–	$–	–	$–
Warrants Expired	–	$–	–	$–
Balance at December 31, 2015	5,055,000	$1.10-2.00	4.75 years	$1.16

Exercisable December 31, 2014	300,000	$2.00	4.37 years	$2.00
Exercisable December 31, 2015	5,055,000	$1.10-2.00	4.75 years	$1.16

Note 15: Income Taxes

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

Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL Carryover	$5,780,600	$4,505,900
Returns Reserve	43,200	17,800
Inventory Reserve	11,200	21,300
Accrued Related Party Interest	–	–
Accrued Officer Compensation	–	–
Accrued Compensated Absences	37,600	19,600
Charitable Contributions	400	400
Deferred tax liabilities:
Depreciation and Amortization	–	116,500

Valuation Allowance	(5,850,900)	(4,681,500)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book Loss	$(1,453,800)	$(1,453,800)
Meals and Entertainment	5,400	4,700
Stock Compensation for Services	12,400	–
Stock issued for debt extinguishment	14,300	–
Excess Tax Gain (Loss) on Disposal over Book	–	–
Accrued Compensated Absences	18,000	4,800
Accrued Officer Compensation	–	–
Returns Reserve	25,400	1,000
Inventory Reserve	(10,100)	(15,200)
Depreciation and Amortization	(20,700)	9,700
Valuation Allowance	1,280,500	1,448,800
	$–	$–

At December 31, 2015, the Company had net operating loss carry forwards of approximately $14,822,000 that may be offset against future taxable income from the year 2016 through 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes.  As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Rental expenses incurred for operating leases during the twelve months ended December 31, 2015 and 2014 were $140,407 and $140,070, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2016	$139,273
2017	143,451
2018	36,214
$318,938

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

Note 19: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2015 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

On January 27, 2016 a holder of 60 preferred shares converted the shares into 60,000 common shares of the Company.

On February 18, 2016, Genius Brands International, Inc entered into a distribution agreement with Sony Pictures Home Entertainment Inc. pursuant to which the Company agreed to grant Sony certain rights for the marketing and distribution of the Company’s animated feature-length motion pictures and animated television series in the United States and in Canada, and potentially additional countries. In connection with the agreement the Company received a $2,000,000 advance.

