Form 10-Q
period 2016-03-31
Genius Brands International, Inc.
filed 2016-05-16
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,863,133 shares of common stock, par value $0.001, were outstanding as of May 13, 2016.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

	3/31/2016	12/31/2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,892,881	$5,187,620
Accounts Receivable, net	351,779	171,867
Inventory, net	7,257	7,080
Prepaid and Other Assets	220,901	65,464
Total Current Assets	6,472,818	5,432,031

Property and Equipment, net	134,313	150,948
Film and Television Costs, net	889,119	1,003,546
Intangible Assets, net	1,900,924	1,918,206
Goodwill	10,365,805	10,365,805
Total Assets	$19,762,979	$18,870,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$602,961	$359,433
Accrued Expenses	266,006	509,477
Deferred Revenue and Advances	289,906	305,850
Accrued Salaries and Wages	107,643	96,385
Disputed Trade Payable	925,000	925,000
Short Term Debt - Related Party	410,535	410,535
Total Current Liabilities	2,602,051	2,606,680

Long Term Liabilities:
Deferred Revenue and Advances	2,603,945	652,689
Services Advance	1,489,583	1,489,583
Total Liabilities	6,695,579	4,748,952

Stockholders’ Equity:
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized, respectively; 5,205 and 5,290 Shares Issued and Outstanding, respectively	6	6
Common Stock, $0.001 Par Value, 700,000,000 Shares Authorized, respectively; 11,374,450 and 11,259,450 Shares Issued and Outstanding, respectively	11,375	11,260
Common Stock to be Issued	71	71
Additional Paid in Capital	41,836,034	41,156,023
Accumulated Deficit	(28,780,086)	(27,045,776)
Total Stockholders’ Equity	13,067,400	14,121,584
Total Liabilities and Stockholders’ Equity	$19,762,979	$18,870,536

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three Month Period Ended March 31, 2016 and 2015 (unaudited)

	3/31/2016	3/31/2015
Revenues:
Licensing & Royalties	$148,012	$152,665
Television & Home Entertainment	203,881	132,214
Product Sales	–	11,755
Total Revenues	351,893	296,634
Cost of Sales	22,362	7,141
Gross Profit	329,531	289,493

Operating Expenses:
Professional Services	172,693	173,827
Rent Expense	35,007	37,581
Marketing & Sales	261,632	88,175
Amortization of Film & TV Costs	117,513	–
Depreciation & Amortization	35,766	25,610
Salaries and Related Expenses	526,152	490,741
Stock Compensation Expense	564,985	–
Bad Debt Expense (Recovery)	–	(1,550)
Other General & Administrative	267,499	235,711
Total Operating Expenses	1,981,247	1,050,095
Loss from Operations	(1,651,716)	(760,602)

Other Income (Expense):
Other Income	60	2,997
Interest Expense	(1,428)	(413)
Interest Expense - Related Parties	(6,141)	(6,090)
Gain on Distribution Contracts	9,510	150,000
Unrealized Gain (Loss) on Foreign Currency Translation	405	(5,341)
(Loss) on Impairment of Assets	–	(7,500)
(Loss) on Deferred Financing Costs	–	(9,313)
Net Other Income (Expense)	2,406	124,340
Loss before Income Tax Expense	(1,649,310)	(636,262)
Income Tax Expense	–	–
Net Loss	(1,649,310)	(636,262)
Imputed Dividend on Preferred Stock	(85,000)	–
Net Loss Applicable to Common Shareholders	$(1,734,310)	$(636,262)

Net Loss per Common Share (Basic and Diluted)	$(0.15)	$(0.10)

Weighted Average Shares Outstanding (Basic and Diluted)	11,316,153	6,374,450

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Three Month Period Ended March 31, 2016 and 2015 (unaudited)

	3/31/2016	3/31/2015
Cash Flows from Operating Activities:
Net Loss	$(1,649,310)	$(636,262)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization of Film and Television Costs	117,513	–
Depreciation Expense	16,635	11,869
Amortization Expense	19,131	13,741
Imputed Interest Expense	6,141	6,090
Bad Debt Expense	–	(1,550)
Stock Issued for Services	24,000	–
Stock Compensation Expense	564,985	–
(Gain) on Distribution Contracts	(9,510)	(150,000)
Loss on Deferred Financing Asset	–	9,313
Loss on Impairment of Assets	–	7,500
(Gain) Loss on Foreign Currency Translation	(405)	5,341
Decrease (Increase) in Operating Assets:
Accounts Receivable	(179,507)	(40,065)
Inventory	(177)	(2,659)
Prepaid Expenses & Other Assets	(155,437)	(84,499)
Film and Television Costs, net	(170,594)	(179,047)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	248,628	98,232
Accrued Salaries	11,258	18,036
Deferred Revenue and Advances	1,934,242	(19,277)
Other Accrued Expenses	(70,482)	29,342
Net Cash Provided by (Used in) Operating Activities	707,111	(913,895)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(1,850)	(51,110)
Investment in Fixed Assets	–	(123,168)
Net Cash Used in Investing Activities	(1,850)	(174,278)

Cash Flows from Financing Activities:
Proceeds from Services Advance	–	750,000
Proceeds of Related Party Notes	–	156
Net Cash Provided by Financing Activities	–	750,156

Net Increase (Decrease) in Cash and Cash Equivalents	705,261	(338,017)
Beginning Cash and Cash Equivalents	5,187,620	4,301,099
Ending Cash and Cash Equivalents	$5,892,881	$3,963,082

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$–	$413

Schedule of Non-Cash Financing and Investing Activities:
Imputed Dividend on Preferred Stock	$85,000	–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

March 31, 2016 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, “GBI” or the “Company”) is a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans, Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company produces original content and licenses the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary, gifts, and more.

The Company owns a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius; Warren Buffett's Secret Millionaires Club; Thomas Edison's Secret Lab; and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

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

Strategic Initiatives

During 2014 and 2015, the Company began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, the Company began phasing out the direct production and sale of physical products, including DVDs and CDs, and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, the Company employed Stone Newman in the newly created position of President - Global Consumer Products to manage all consumer products, licensing and merchandising sales for the Company’s brands.

2)	Prior to the third quarter of 2014, the Company utilized an agency to license its content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of its expanding portfolio of content, during the second quarter of 2014, the Company formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent the Company locally in key regions.

3)	During the third and fourth quarter of 2014, the Company partnered with various pre-production, production, and animation companies to provide services to the Company for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage the Company’s cash flows while enabling it to exploit territories that would otherwise be challenging to manage and monetize. The Company intends to replicate the model for future productions.

4)	The infrastructure the Company has put in place enables it to efficiently exploit a growing portfolio of brands. The Company is actively developing a number of new brands to add to its growing portfolio and consistently looks for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which the Company recently signed. The Company remains focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with the Company’s primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

5)	Consistent with the Company's strategy of securing widespread distribution for its content in a variety of formats and building awareness and engagement for its brands that in turn drives its consumer products business, the Company has expanded its successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. The Company has announced it launched a new Kid Genius Channel in the fourth quarter of 2015, offering 24-hours of video on-demand content that will be consistent with the Company's "content and products with a purpose" mission. The new video on-demand channel will include the Company's own content, in addition to other content the Company will curate, to offer a robust line-up for kids. The Company's Senior Vice President-International Sales, Andrew Berman, will oversee the channel.

Liquidity

Historically, the Company has incurred net losses. As of March 31, 2016, the Company had an accumulated deficit of $28,780,086 and total stockholders’ equity of $13,067,400. At March 31, 2016, the Company had current assets of $6,472,818, including cash of $5,892,881 and current liabilities of $2,602,051, including short-term debt to related parties which bears no interest and has no stated maturity of $410,535 and certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $3,870,767. Subsequent to the end of the quarter, the Company issued 238,683 shares of common stock valued at $1.72 per share in exchange for the extinguishment of short-term debt to related parties totaling $410,535. On a pro-forma basis, this transaction would have reduced the Company’s current liabilities of $2,602,051, at March 31, 2016, to $2,191,516 and increased working capital from $3,870,767 to $4,281,302. For the three months ended March 31, 2016 and 2015, the Company reported a net loss of $1,649,310 and $636,262, respectively, and reported net cash provided by operating activities during three months ended March 31, 2016, of $707,111.

During the three months ended March 31, 2016, the Company received proceeds of $2,000,000 pursuant to its distribution agreement with Sony Pictures Home Entertainment. While the Company believes that its current cash balances will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and maintain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly owned subsidiary A Squared, and its interest in Stan Lee Comics, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements so as to conform to current period classifications.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $110,658 as of each of March 31, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $28,813 established as of each of March 31, 2016 and December 31, 2015.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units, of which we have one. While we may use a variety of methods to estimate fair value for impairment testing, our primary method is discounted cash flows. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill of indefinite lived intangible assets in future periods.

Other intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. In accordance with ASC 350 Intangible Assets, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset.

Film and Television Costs

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

Additionally, the Company develops new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

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

For its distribution, TV, and home entertainment income, the Company generally enters in to flat fee arrangements to deliver multiple films or episodes. The Company allocates revenue to each film or episode based on their relative fair market values and recognizes revenue as each film or episode is complete and available for delivery.

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

Earnings Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

Net income (loss) applicable to common shareholders is calculated by deducting any dividend on preferred stock. As the conversion price of the Series A Preferred Stock on a converted basis was below the market price of the common shares on the closing date, an imputed dividend was calculated.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers - Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and permits early adoption of the standard, but not before the original effective date. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases”. The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting and reporting of certain aspects of shared-based payment transactions, including income tax treatment of excess tax benefits, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and tax payments. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods; early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date for ASU 2016-10 is the same as the effective date for ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Investment in Stan Lee Comics, LLC

In November 2009, A Squared formed a joint venture, Stan Lee Comics, LLC, with POW, a California corporation, and Archie, a New York corporation, to create, produce, and distribute comic books and other intellectual property based on exclusive properties created by Stan Lee and owned by POW. At inception, each of A Squared, POW, and Archie owned one-third of Stan Lee Comics, LLC.

Upon formation, the parties agreed that POW would contribute certain properties to Stan Lee Comics, LLC as consideration for its ownership interest. Similarly, A Squared would contribute certain creative development functions and be entitled to the exercise of all audio-visual development, production and distribution rights in all media, as well as all merchandising rights, in and to the contributed properties as consideration for its ownership interest. Finally, Archie would be entitled to all comic book publication and distribution rights in and to the contributed properties as consideration for its ownership interest. Each party would be entitled to one-third of any net proceeds derived from the contributed properties or their derivative works after recoupment of production cost and fees. Stan Lee Comics, LLC is the owner of the Stan Lee and the Mighty 7 property. No monetary consideration was paid by A Squared for its interest in Stan Lee Comics, LLC. Upon closing of the Merger, the Company assumed the rights to Stan Lee Comics, LLC held by A Squared. During the year ended December 31, 2015, the Company took over the one-third interest of Archie for consideration of $1.00 plus the assumption Archie’s pro-rata share of any accumulated expenses and liabilities related to the joint venture, of which there were none. As of March 31, 2016, neither party is owed a net proceeds interest as production costs and fees remain unrecouped.

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

As of March 31, 2016 and December 31, 2015, the Company had recorded a total reserve of $28,813. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory.

Note 5: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Furniture and Equipment	$12,385	$12,385
Computer Equipment	36,810	36,810
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Less Accumulated Depreciation	(107,522)	(90,887)
Property and Equipment, Net	$134,313	$150,948

During the three months ended March 31, 2016 and 2015, the Company recorded depreciation expense of $16,635 and $11,869, respectively.

Note 6: Film and Television Costs, Net

As of March 31, 2016, the Company had Film and Television Costs, Net of $889,119 compared to $1,003,456 at December 31, 2015. The decrease relates the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab offset by increases related to the production and development of Space Pop and Llama Llama. During the three months ended March 31, 2016 and 2015, the Company recorded Film and Television Cost amortization expense of $117,513 and $0, respectively. The Company recorded accumulated Film and Television Cost amortization of $245,064 and $127,551 as of March 31, 2016 and December 31, 2015, respectively.

Note 7: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through March 31, 2016, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	183,070	181,220
Less Accumulated Amortization (c)	(216,653)	(197,521)
Intangible Assets, Net	$1,900,924	$1,918,206

(a)	In association with the Merger, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through March 31, 2016, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended March 31, 2016 and 2015, the Company did not recognize any impairment of these assets.
(c)	During the three months ended March 31, 2016 and 2015, the Company recognized $19,131 and $13,741, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of March 31, 2016 is as follows:

Fiscal Year:
2016	$56,538
2017	54,253
2018	24,853
2019	8,655
2020	8,655
Remaining	7,970
Total	$160,924

Note 8: Deferred Revenue and Advances

As of March 31, 2016 and December 31, 2015, the Company had advances of $2,544,667 and $599,167, respectively.

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

On February 18, 2016, the Company entered into a distribution agreement with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which the Company agreed to grant Sony certain rights for the marketing and distribution of the Company’s animated feature-length motion pictures and animated television series in the United States and in Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony paid the Company an advance in the amount of $2.0 million, against future royalties in March 2016.

As of March 31, 2016 and December 31, 2015, the Company had deferred revenue of $349,184 and $359,370, respectively. Deferred revenue represents amounts collected from licensees and customers for which revenue recognition criteria have not been met.

Note 9: Accrued Liabilities

As of March 31, 2016 and December 31, 2015, the Company has the following accrued liabilities:

	3/31/2016	12/31/2015
Accrued Salaries and Wages
Accrued Salaries and Wages	$107,643	$96,385

Disputed Trade Payables
Disputed Trade Payables (a)	925,000	925,000

Services Advance
Services Advance (b)	1,489,583	1,489,583

Accrued Expenses
Other Accrued Expenses	266,006	509,477

Total Accrued Liabilities	$2,788,232	$3,020,445

(a)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability.
(b)	During the first quarter of 2014, the Company entered into an exclusive three year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to the Company’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Note 10: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of each of March 31, 2016 and December 31, 2015, these advances totaled $410,535.

These advances are interest free and have no stated maturity. The Company has applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During three months ended March 31, 2016 and 2015, the Company recognized imputed interest expense of $6,141 and $6,090 as a contribution to additional paid-in capital, respectively.

Subsequent to the end of the quarter, on May 4, 2016, the Company issued to Mr. Heyward 238,683 shares of common stock valued at $1.72 per share, the day’s closing stock price, in exchange for these advances.

Note 11: Stockholders’ Equity

Common Stock

As of each of March 31, 2016 and December 31, 2015, the total number of authorized shares of common stock was 700,000,000.

On April 2, 2014, we filed an amendment to our Articles of Incorporation to affect the Reverse Split on a 1-for-100 basis. The Reverse Split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the Reverse Split.

On September 18, 2015, stockholders, representing at least of majority of outstanding shares of the Company’s voting capital, approved an amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse split of its issued and outstanding common stock, par value $0.001 per share, by a ratio of not less than 1-for-2 and not more than 1-for-5 at any time prior to August 31, 2016, with the exact ratio to be set at a whole number within this range as determined by the Company’s Board of Directors.

On October 29, 2015, the Company conducted a private placement with certain accredited investors pursuant to which it sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and associated warrant for gross proceeds of $4,330,000 (the “2015 Private Placement”). The 2015 Private Placement closed on November 3, 2015. Stock offering costs were $502,218. (See Note 13 for additional information about these warrants.)

As of March 31, 2016 and December 31, 2015, there were 11,374,450 and 11,259,450 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the three months ended March 31, 2016:

•	On January 27, 2016, the Company issued 60,000 shares of the Company’s common stock as a conversion of 60 shares of Series A Preferred Stock.

•	On March 1, 2016, the Company issued 25,000 shares of the Company’s common stock as a conversion of 25 shares of Series A Preferred Stock.

•	On March 12, 2016, the Company issued 30,000 shares of the Company’s common stock as part of a settlement agreement with an entity that had provided music production services to the Company.

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

As of March 31, 2016 and December 31, 2015, there were 5,205 and 5,290 shares of Series A Preferred Stock outstanding, respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock”. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Each share of the Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $2.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The shares of Series A Preferred Stock possess no voting rights.

On May 14, 2014, we entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate of 6,000 shares of our then newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to us of $6,000,000. Related to the sale, we incurred offering costs of $620,085 resulting in net proceeds of $5,379,915. The transaction closed on May 15, 2014.

As the conversion price of the Series A Preferred Stock on a converted basis was below the market price of the common shares on the closing date, this resulted in a beneficial conversion feature recorded as an “imputed” dividend of $2,010,000. In addition, during the first quarter of 2016, upon the conversion of the 85 preferred shares into 85,000 common shares as described above, the conversion price adjustment related to the 2015 Private Placement was deemed a contingency and resulted in additional imputed dividend of $85,000. During the year ended December 31, 2015, 400 preferred shares converted into 400,000 common shares at the conversion price adjustment related to the 2015 Private Placement and resulted in an additional imputed dividend of $400,000.

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

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 450,000 shares of common stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 3,880,000 from 450,000 shares to 4,330,000 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016.

The following table summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2016:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2015	4,223,208	$ 0.94 - $4.00	4.94 years	$58,512	$2.70
Options Granted	–
Options Exercised	–
Options Expired	–
Balance at March 31, 2016	4,223,208		4.69 years	$140,430	$2.70

Exercisable December 31, 2015	300,061	$ 0.94	4.80 years	$58,512	$0.94
Exercisable March 31, 2016	300,061	$ 0.94	4.55 years	$140,430	$0.94

During the year ended December 31, 2015, the Company granted options to purchase 4,223,208 shares of common stock to officers, directors, employees, and consultants. These stock options generally vest between one and three years, while a portion vested upon grant. The fair value of these options was determined to be $2,402,395 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$0.94 - $4.00
Dividend Yield	0%
Volatility	134% - 137%
Risk-free interest rate	0.89% - 1.25%
Expected life of options	2.5 - 3.5 years

During the three months ended March 31, 2016, the Company recognized stock based compensation expense of $564,985. During the three months ended March 31, 2016, the Company adjusted the calculation of stock based compensation expense to (i) align with the graded vested of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black Scholes model, and (iii) reflect the accurate number of options granted in 2015. As such, included in the total stock based compensation expense recognized in this first quarter of 2016 is $220,564 of true-up expenses from prior periods. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the prior period and the current period. During the three months ended March 31, 2015, the Company did not recognize any stock based compensation expense.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 5,055,000 at each of March 31, 2016 and December 31, 2015, respectively.

In connection with the sale of the Company’s Series A Convertible Preferred Stock in May 2014, Chardan Capital Markets LLC (“Chardan”) acted as sole placement agent in consideration for which Chardan received a cash fee of $535,000 and a warrant to purchase up to 300,000 shares of the Company’s common stock. These warrants are exercisable immediately, have an exercise price of $2.00 per share, and have a five-year term.

On October 29, 2015, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and the associated warrants for gross proceeds to the Company of $4,330,000 (the “2015 Private Placement”). The closing of the 2015 Private Placement occurred on November 3, 2015. The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $1.10 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The warrants are exercisable immediately. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

In connection with the sale of the Company’s Common Stock in October 2015, Chardan acted as sole placement agent in consideration for which Chardan received a cash fee of $300,000 and a warrant to purchase up to 425,000 shares of the Company’s common stock. These warrants are exercisable immediately, have an exercise price of $1.20 per share, and have a five-year term.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2016:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	5,055,000	$1.10-2.00	4.75 years	$1.16	$–
Warrants Granted	–	–	–	–	–
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at March 31, 2016	5,055,000	$1.10-2.00	4.50 years	$1.16	$908,500

Exercisable December 31, 2015	5,055,000	$1.10-2.00	4.75 years	$1.16	$–
Exercisable March 31, 2016	5,055,000	$1.10-2.00	4.50 years	$1.16	$908,500

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Rental expenses incurred for operating leases during the three months ended March 31, 2016 and 2015 were $35,007 and $37,581, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2016	$104,266
2017	143,451
2018	36,214
$283,931

Note 17: Commitment and Contingencies

In the normal course of its business, the Company enters into agreements which call for the payment of royalties or “profit” participations for the use of third party intellectual property. For properties such as Gisele & The Green Team, Martha & Friends and Stan Lee and the Mighty 7, the Company is obligated to share net profits with the underlying rights holders on a certain basis, defined in the respective agreements.

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

In March 2016, the Company entered into a settlement agreement with an entity that had provided certain music production services to the Company during 2015 through the settlement date. In exchange for the termination of the entity’s services, the Company agreed to pay the entity royalties of 2 – 5% on revenues generated from consumer product sales related to certain properties.

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 31, 2016 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On April 15, 2016, Ms. Rebecca Hershinger was appointed to the position of Chief Financial Officer of the Company, effective April 18, 2016. Pursuant to an employment agreement, dated April 18, 2016, entered into between the Company and Ms. Hershinger, Ms. Hershinger will be entitled to be paid a salary at the annual rate of $175,000 per year, which salary will be increased to $190,000 per year not later than October 1, 2016. The term of the agreement is one year with a mutual option for an additional one year period. Ms. Hershinger will be reimbursed for certain moving and related expenses associated with her relocation from Park City, Utah to Los Angeles, California. In addition, Ms. Hershinger will be entitled to receive a grant of stock options commensurate with those given to the Company’s Executive Vice President and an annual discretionary bonus based on her performance.
•	On April 21, 2016, the Board of Directors approved the issuance of shares to the Company’s Chief Executive Officer, Andy Heyward, as repayment of short terms advances of $410,535 that Mr. Heyward had made to A Squared prior to the Merger. On May 4, 2016, the Company issued 238,683 shares of common stock valued at $1.72 per share, the day’s closing stock price, in exchange for these advances. On a pro-forma basis, this transaction would have reduced the Company’s current liabilities of $2,602,051 at March 31, 2016, to $2,191,516 and increased working capital from $3,870,767 to $4,281,302.
•	On various dates subsequent to the end of the first quarter, holders of 250 shares of Series A Preferred Stock converted said shares into an aggregate of 250,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three months ended March 31, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

The management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Organization

We commenced operations in January 2006, assuming all of the rights and obligations of our then Chief Executive Officer, under an Asset Purchase Agreement between ourselves and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, we (i) changed our domicile to Nevada from California and (ii) changed our name to Genius Brands International, Inc. from Pacific Entertainment Corporation. In connection with the Reincorporation, we changed our trading symbol from “PENT” to “GNUS”.

On November 15, 2013, we entered into the Merger Agreement with A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC. Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, the Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became our wholly-owned subsidiary. As a result of the Merger, we acquired the business and operations of A Squared.

On April 2, 2014, we filed a certificate of amendment to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a 1-for-100 basis (the “Reverse Split”). The reverse stock split was affected on April 7, 2014. All share and per share amounts referenced in this Quarterly Report on Form 10-Q are adjusted to give retrospective effect to the Reverse Split.

Our Business

We are a global content and brand management company dedicated to providing entertaining and enriching “content and products with a purpose” for toddlers to tweens. Led by industry veterans, Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), we produce original content and license the rights to that content to a variety of partners. Our licensees include (i) companies to which the audio-visual rights are licensed for exhibition in various formats such as Pay Television, Free or Broadcast Television, Video-on-Demand (“VOD”), subscription on demand (“SVOD”), DVDs/CDs and more and (ii) companies that develop and distribute products based on our content within different product categories such as toys, electronics, publishing, home goods, stationary, gifts, and more.

We own a portfolio of original children’s entertainment that is targeted at toddlers to teens including the award-winning Baby Genius, Warren Buffett's Secret Millionaires Club, Thomas Edison's Secret Lab and Stan Lee's Mighty 7, the first project from Stan Lee Comics, LLC , a joint venture with legendary Stan Lee's POW! Entertainment.

In addition to our wholly-owned brands, we also act as licensing agent for certain brands, leveraging our existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include the best-selling children’s book series, Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

Strategic Initiatives

During 2014 and 2015, we began a series of strategic initiatives to restructure certain areas of business in an effort to operate more profitably in the long run. This included product sales, content distribution, production, and product development:

1)	During the second quarter of 2014, we began phasing out the direct production and sale of physical products, including DVDs and CDs, and shifted to a licensing model whereby these functions were outsourced to industry experts and category leaders in their respective industries. On July 14, 2014, we employed Stone Newman in the newly created position of President - Global Consumer Products to manage all consumer products, licensing and merchandising sales for our brands.

2)	Prior to the third quarter of 2014, we utilized an agency to license our content to international television broadcasters, home video, and digital distribution outlets. To exert greater control over the distribution of our expanding portfolio of content, during the second quarter of 2014, we formed a new global distribution division and appointed Andrew Berman to the newly created position of Senior Vice President - International Sales to oversee the division and the appointment of regional agents to represent us locally in key regions.

3)	During the third and fourth quarter of 2014, we partnered with various pre-production, production, and animation companies to provide services to us for the production of Thomas Edison’s Secret Lab in exchange for a certain percentage of the series’ forthcoming adjusted net revenues and the ability to distribute the series in certain languages in certain territories. This model helps to better manage our cash flows while enabling us to exploit territories that would otherwise be challenging to manage and monetize. We are replicating the model for current productions.

4)	The infrastructure that we have put in place enables us to efficiently exploit a growing portfolio of brands. We are actively developing a number of new brands, like Space Pop, to add to our growing portfolio and consistently look for existing brands to acquire or act as licensing agent, as with the best-selling line of books, Llama Llama which we recently signed. We remain focused on brands that lend themselves to interactive exploitation in multiple areas and are consistent with our primary point of differentiation: providing multi-media “content and products with a purpose” that entertain and enrich kids.

5)	Consistent with our strategy of securing widespread distribution for our content in a variety of formats and building awareness and engagement for our brands that in turn drives our consumer products business, we have expanded our successful relationship with Comcast beyond the already popular Baby Genius on-demand offering. We announced the launch of a new Kid Genius Channel in the fourth quarter of 2015, offering 24-hours of video on-demand content that will be consistent with our "content and products with a purpose" mission. The new video on-demand channel will include our own content, in addition to other content we will curate, to offer a robust line-up for kids. Our Senior Vice President-International Sales, Andrew Berman, will oversee the channel.

Recent Events

Distribution agreement with Sony Pictures Home Entertainment Inc.

On February 18, 2016, we entered into a distribution agreement with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which we agreed to grant Sony certain rights for the marketing and distribution of our animated feature-length motion pictures and animated television series in the United States and in Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid us an advance in the amount of $2.0 million, against future royalties.

Private Placement

On October 29, 2015, we conducted a private placement with certain accredited investors pursuant to which we sold an aggregate of 4,330,000 shares of our common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and associated warrant for gross proceeds to us of $4,330,000 (the “2015 Private Placement”). The 2015 Private Placement closed on November 3, 2015. Stock offering costs were $502,218.

The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $1.10 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. We are prohibited from affecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

Pursuant to the terms of the Purchase Agreements, beginning on the closing date of the 2015 Private Placement and ending sixty (60) days after the Effective Date (as defined in the Purchase Agreements), we would not issue any securities, subject to certain exceptions. Additionally, until the later of (i) such time as the investors in the 2015 Private Placement, in the aggregate, hold less than 50% of the common stock originally purchased by them in the Private Placement and the average daily trading volume of the common stock for a period of ten (10) consecutive trading days is greater than $75,000 and (ii) the one year anniversary of the closing of the 2015 Private Placement, we have agreed to not sell any securities, subject to certain exceptions, at an effective per share price of common stock less than the purchase price of the common stock sold in the 2015 Private Placement then in effect.

We agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock and shares of common stock underlying the warrants issued or issuable in the 2015 Private Placement within 45 days of the closing of the 2015 Private Placement and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We agreed to use our reasonable best efforts to have the registration statement declared effective within 90 days of the closing of the 2015 Private Placement (or 120 days after such closing if the registration statement is subject to review by the SEC.) We were obligated to pay to investors a fee of 1% per month in cash for every thirty day period up to a maximum of six (6%) percent, (i) that the registration statement has not been filed after the required filing date, (ii) following the required effectiveness date that the registration statement has not been declared effective; and (iii) as otherwise set forth in the Registration Rights Agreement. In accordance with these obligations, we filed the Registration Statement with the SEC on December 14, 2015, and the Registration Statement was declared effective by the SEC on December 29, 2015.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

Below is a discussion of our first quarter 2016 operating results compared to our first quarter 2015 operating results. 2014 represented a transitional year as we restructured and changed the way we manage our operations in favor of a licensing model whereby we minimize our risk and outsource the manufacturing and distribution of our products to industry leaders in their respective industries. In addition, we re-launched our Baby Genius brand in September 2015 using a newly designed and expanded product line. In addition to the re-launch of Baby Genius in 2015, we also will be introducing several new brands in addition to the licensing business we now manage on behalf of the existing retail brands.

Our summary results for the three months ended March 31, 2016 and 2015 are below.

Revenue.

	3/31/2016	3/31/2015	Change	% Change
Television & Home Entertainment	$203,881	$132,214	$71,667	54%
Licensing & Royalties	148,012	152,665	(4,653)	-3%
Product Sales	–	11,755	(11,755)	-100%
Total Revenue	$351,893	$296,634	$55,259	19%

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the three months ended March 31, 2016, Television & Home Entertainment revenue increased $71,667 compared to the three months ended March 31, 2015, representing expanded distribution of our content given our strategic restructuring in 2014 in addition to the commencement of deliveries of Thomas Edison’s Secret Lab in the third quarter of 2015.

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended March 31, 2016 compared to March 31, 2015, this category decreased modestly by $4,653 due the transition from one distribution partner to another.

Product sales represent physical products, including DVDs and CDs, in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us either directly at wholesale to retail stores or online retailers. During the three months ended March 31, 2016, product sales decreased by $11,755 compared to the three months ended March 31, 2015 due to the change in business strategy whereby we have transitioned from the direct production and sale of physical products to a licensing model in which these functions were outsourced to industry experts and category leaders.

Cost of Sales and Operating Costs.

	3/31/2016	3/31/2015	Change	% Change
Cost of Sales	$22,362	$7,141	$15,221	213%
Amortization of Film & TV Costs	117,513	–	117,513	N/A
General and Administrative	1,566,336	936,310	630,026	67%
Marketing and Sales	261,632	88,175	173,457	197%
Depreciation & Amortization	35,766	25,610	10,156	40%
Total Costs and Operating Expenses	$2,003,609	$1,057,236	$946,373	90%

Cost of Sales increased $15,221 during the three months ended March 31, 2016 compared to the same period of 2015. The increase was a result of certain non-capitalizable expenses associated with the release of Thomas Edison’s Secret Lab. Similarly, amortization of Film and TV costs increased during the three months ended March 31, 2016 compared to the prior period as a result of the amortization of film costs associated with Thomas Edison’s Secret Lab.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, and other professional services. General and administrative costs for the three months ended March 31, 2016 increased $630,026 compared to the same period in 2015. Of this increase, $564,985 was attributable to stock based compensation for options granted to officers, directors, employees, and consultants in the fourth quarter of 2015.

Marketing and sales expenses increased $173,457 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to fees paid to external sales consultants for certain key agreements.

Other Income / (Expense).

	3/31/2016	3/31/2015	Change	% Change
Other Income	$60	$2,997	$(2,937)	-98%
Interest Expense	(1,428)	(413)	(1,015)	246%
Interest Expense - Related Parties	(6,141)	(6,090)	(51)	1%
Gain (Loss) on Distribution Contracts	9,510	150,000	(140,490)	-94%
Unrealized Gain (Loss) on Foreign Currency Translation	405	(5,341)	5,746	108%
Gain (Loss) on Impairment of Assets	–	(7,500)	7,500	100%
Gain (Loss) on Deferred Financing Costs	–	(9,313)	9,313	100%
Net Other Income (Expense)	$2,406	$124,340	$(121,934)	-98%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the three months ended March 31, 2016, other income totaled $2,406 compared to other income of $124,340 in the prior period. This $121,934 decrease was primarily the result of the gain based on the termination of distribution contracts in the prior period with no similar activity in the current period.

Liquidity

Comparison of Cash Flows for the Three Months Ended March 31, 2016 and 2015

Cash totaled $5,892,881 at March 31, 2016 and $3,963,082 at March 31, 2015. The change in cash during the three month periods ended March 31, 2016 and March 31, 2015 is as follows:

	3/31/2016	3/31/2015	Change
Cash Provided by (Used In) Operations	$707,111	$(913,895)	$1,621,006
Cash (Used In) Investing Activities	(1,850)	(174,278)	172,428
Cash Provided by Financing Activities	–	750,156	(750,156)
Increase (Decrease) in Cash	$705,261	$(338,017)	$1,043,278

During the three months ended March 31, 2016, our primary source of cash was operating activity, specifically the collection of the advance from Sony. During the comparable period in 2015, our primary source of cash was financing activity including the collection of the second payment related to a long-term, exclusive supply chain services contract. During both periods, these funds were primarily used to fund operations as well as investments in fixed assets, intangible assets, and capitalized product development.

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2016 was $707,111 as compared to a use of $913,895 during the prior period, representing an increase in cash provided by operating activities of $1,621,006 based on the operating results discussed above as well as the receipt of the advance from Sony offset by film and television costs related to the development and production Space Pop and Llama Llama.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $1,850 as compared to a use of $174,278 for the comparable period in 2015, representing a decrease in cash used in investing activities of $172,428. This decrease is primarily the result of approximately $121,000 spent on leasehold improvements in our new leased office space in the first quarter of 2015 and as well as the development expenditures for certain intangible assets without comparable activity in 2016.

Financing Activities

Cash generated from financing activities during the three months ended March 31, 2016 was $0 as compared to $750,156 generated in the comparable period in 2015 representing a decrease of $750,156. During the first quarter of 2014, we entered into a long-term, exclusive supply chain services agreement in which we will order a minimum level of disc replication, packaging and distribution services for our content across all physical media. As consideration for these minimum order levels, we received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015.

Capital Resources

As of March 31, 2016, we do not have any material commitments for capital expenditures.

Critical Accounting Policies

Our accounting policies are described in the notes to the financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of our financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of Genius Brands International, Inc., our wholly owned subsidiary A Squared Entertainment, LLC, and our interest in Stan Lee Comics, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with ASC Topic 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units. While we may use a variety of methods to estimate fair value for impairment testing, our primary methods are discounted cash flows. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill.

Other intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. In accordance with ASC 350 Intangible Assets, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset.

Film and Television Costs

We capitalize production costs for episodic series produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. We expense all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

We capitalize production costs for films produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. We evaluate our capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Additionally, the Company develops new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to its existing product catalog. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition

We recognize revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 Revenue Recognition.

Revenues associated with the sale of products, are recorded when shipped to customers pursuant to approved customer purchase orders resulting in the transfer of title and risk of loss.  Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

We recognize revenue in accordance with ASC Topic 926-605 Entertainment-Films - Revenue Recognition. Accordingly, we recognize revenue when (i) persuasive evidence of a sale with customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

For our distribution, TV, and home entertainment income, we generally enter in to flat fee arrangements to deliver multiple films or episodes. We allocate revenue to each film or episode based on their relative fair market values and recognizes revenue as each film or episode is complete and available for delivery.

Our licensing and royalty revenue represents both (a) variable payments based on net sales from brand licensees for content distribution rights. These license agreements are held in conjunction with third parties that are responsible for collecting fees due and remitting to us our share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees and (b) licensing income we recognize revenue as an agent in accordance with ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, our revenue is our gross billings to our customers less the amounts we pay to suppliers for their products and services.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended March 31, 2016, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2016, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 12, 2016, the Company issued 30,000 shares of the Company’s common stock as part of a settlement agreement with an entity that had provided music production services to the Company.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended March 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 21, 2016, the Board of Directors approved the issuance of shares to the Company’s Chief Executive Officer, Andy Heyward, as repayment of short terms advances of $410,535 that Mr. Heyward had made to A Squared prior to the Merger. On May 4, 2016, the Company issued 238,683 shares of common stock valued at $1.72 per share, the day’s closing stock price, in exchange for these advances.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Loan Satisfaction Agreement between Genius Brands International, Inc. and Andrew Heyward dated May 5, 2016

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 16, 2016	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

