Form 10-Q
period 2016-06-30
Genius Brands International, Inc.
filed 2016-08-15
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,963,133 shares of common stock, par value $0.001, were outstanding as of August 12, 2016.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

	6/30/2016	12/31/2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,938,720	$5,187,620
Accounts Receivable, net	340,126	171,867
Inventory, net	6,562	7,080
Prepaid and Other Assets	211,098	65,464
Total Current Assets	5,496,506	5,432,031

Property and Equipment, net	119,426	150,948
Film and Television Costs, net	1,250,352	1,003,546
Intangible Assets, net	1,883,690	1,918,206
Goodwill	10,365,805	10,365,805
Total Assets	$19,115,779	$18,870,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$492,502	$359,433
Accrued Expenses	303,110	509,477
Deferred Revenue	352,744	305,850
Accrued Salaries and Wages	116,385	96,385
Disputed Trade Payable	925,000	925,000
Service Advance – Current Portion	1,489,583	–
Short Term Debt - Related Party	–	410,535
Total Current Liabilities	3,679,324	2,606,680

Long Term Liabilities:
Deferred Revenue	2,747,235	652,689
Services Advance	–	1,489,583
Total Liabilities	6,426,559	4,748,952

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 4,955 and 5,290 shares issued and outstanding, respectively	5	6
Common Stock, $0.001 par value, 700,000,000 shares authorized, respectively; 11,938,133 and 11,259,450 shares issued and outstanding, respectively	11,939	11,260
Common Stock to Be Issued	71	71
Additional Paid in Capital	42,891,483	41,156,023
Accumulated Deficit	(30,213,445)	(27,045,776)
Accumulated Other Comprehensive Income (Loss)	(833)	–
Total Stockholders’ Equity	12,689,220	14,121,584
Total Liabilities and Stockholders’ Equity	$19,115,779	$18,870,536

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Revenues:
Licensing & Royalties	$113,456	$121,322	$261,468	$273,987
Television & Home Entertainment	46,726	8,875	250,607	141,089
Product Sales	16,150	3,418	16,150	15,173
Total Revenues	176,332	133,615	528,225	430,249

Cost of Sales	50,949	15,431	73,311	22,572
Gross Profit	125,383	118,184	454,914	407,677

Operating Expenses:
Salaries and Related Expenses	562,301	494,657	1,088,453	985,398
Professional Services	131,235	131,071	303,927	304,898
Rent Expense	34,818	34,555	69,825	72,136
Marketing & Sales	204,318	162,885	465,950	251,060
Amortization of Film & TV Costs	17,644	–	135,157	–
Depreciation & Amortization	35,612	34,540	71,378	60,150
Stock Compensation Expense	312,977	–	877,962	–
Bad Debt Expense (Recovery)	–	–	–	(1,550)
Other General & Administrative	255,449	212,677	522,950	448,388
Loss on Impairment of Assets	1,850	–	1,850	7,500
Total Operating Expenses	1,556,204	1,070,385	3,537,452	2,127,980

Loss from Operations	(1,430,821)	(952,201)	(3,082,538)	(1,720,303)

Other Income (Expense):
Other Income	–	2,548	60	5,545
Interest Expense	(724)	(1,077)	(2,153)	(10,803)
Interest Expense - Related Parties	–	(6,229)	(6,141)	(12,319)
Gain on Settlement of Distribution Contracts	248,593	–	258,103	150,000
Unrealized Loss on Foreign Currency Translation	–	(30,896)	–	(36,237)
Net Other Income (Expense)	247,869	(35,654)	249,869	96,186

Loss before Income Taxes	(1,182,952)	(987,855)	(2,832,669)	(1,624,117)

Income Taxes	–	–	–	–

Net Loss	$(1,182,952)	$(987,855)	$(2,832,669)	$(1,624,117)

Preferred Stock Beneficial Conversion Feature	(250,000)	–	(335,000)	–

Net Loss Applicable to Common Stockholders	(1,432,952)	(987,855)	(3,167,669)	(1,624,117)

Net Loss per Common Share (Basic and Diluted)	$(0.12)	$(0.15)	$(0.28)	$(0.25)

Weighted Average Shares Outstanding (Basic and Diluted)	11,716,662	6,487,912	11,516,407	6,431,494

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net Loss applicable to Common Stockholders	$(1,432,952)	$(987,855)	$(3,167,669)	$(1,624,117)

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) on Foreign Currency Translation	(1,238)	–	(833)	–
Other Comprehensive Income (Loss), Net of Tax:	(1,238)	–	(833)	–
Comprehensive Income (Loss)	$(1,434,190)	$(987,855)	$(3,168,502)	$(1,624,117)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

	6/30/2016	6/30/2015
Cash Flows from Operating Activities:
Net Loss	$(2,832,669)	$(1,624,117)

Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Amortization of Film and Television Costs	135,157	–
Depreciation Expense	33,063	29,827
Amortization Expense	38,315	30,323
Imputed Interest Expense	6,141	12,319
Bad Debt Expense / (Recovery)	–	(1,550)
Stock Issued for Services	24,000	–
Stock Compensation Expense	877,962	–
Gain on Distribution Contracts	(258,103)	(150,000)
Loss on Impairment of Assets	1,850	7,500
Loss on Foreign Currency Translation	–	36,237

Decrease (Increase) in Operating Assets:
Accounts Receivable	79,503	137,368
Inventory	518	(2,354)
Prepaid Expenses & Other Assets	(145,634)	20,861
Film and Television Costs, net	(381,963)	(412,512)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	133,069	(79,567)
Accrued Salaries	20,000	37,765
Deferred Revenue and Advances	2,140,369	58,006
Other Accrued Expenses	(195,786)	3,596
Net Cash Used in Operating Activities	(324,208)	(1,896,298)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(5,650)	(102,220)
Investment in Fixed Assets	(1,542)	(180,853)
Net Cash Used in Investing Activities	(7,192)	(283,073)

Cash Flows from Financing Activities:
Proceeds from Exercise of Warrants	82,500	–
Proceeds from Services Advance	–	750,000
Proceeds of Related Party Notes	–	525
Net Cash Provided by Financing Activities	82,500	750,525

Net Decrease in Cash and Cash Equivalents	(248,900)	(1,428,846)
Beginning Cash and Cash Equivalents	5,187,620	4,301,099
Ending Cash and Cash Equivalents	$4,938,720	$2,872,253

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$–	$1,076

Schedule of Non-Cash Financing and Investing Activities:
Imputed Dividend on Preferred Stock	$335,000	$–
Issuance of Common Stock in Satisfaction of Short Term Advances	$410,535	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

June 30, 2016 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features "content with a purpose" for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand SpacePOP; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison's Secret Lab®, available on Netflix, public broadcast stations and the Company’s Kid Genius channel on Comcast's Xfinity on Demand; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The company is also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, the Company acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

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

Liquidity

Historically, the Company has incurred net losses. As of June 30, 2016, the Company had an accumulated deficit of $30,213,445 and total stockholders’ equity of $12,689,220. At June 30, 2016, the Company had current assets of $5,496,506, including cash of $4,938,720 and current liabilities of $3,679,324, including certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $1,817,182. For the three months ended June 30, 2016 and 2015, the Company reported a net loss of $1,182,952 and $987,855, respectively. For the six months ended June 30, 2016 and 2015, the Company reported a net loss of $2,832,669 and $1,624,117, respectively, and reported net cash used by operating activities $324,208 and $1,896,298, respectively.

During the six months ended June 30, 2016, the Company received gross proceeds of $2,000,000 pursuant to its distribution agreement with Sony Pictures Home Entertainment as well as $275,000 for the settlement of a distribution agreement. While the Company believes that its current cash balances will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and maintain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development plans, or (iii) reduce certain operations.

Subsequent to the end of the period, on August 8, 2016, Llama Productions LLC, a wholly-owned subsidiary of the Company, closed a $5,275,000 multiple draw-down, secured, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of its animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%.

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

The financial statements have been prepared using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805 Business Combinations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared and Llama Productions LLC as well as its interest in Stan Lee Comics, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $110,658 as of each of June 30, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,116 and $28,813 at June 30, 2016 and December 31, 2015, respectively.

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

The Company capitalizes production costs for films produced in accordance with ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

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

The Company’s licensing and royalty revenue represents revenue generated from license agreements that are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Licensing income the Company recognizes as an agent is in accordance with ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, the Company’s revenue is its gross billings to its customers less the amounts it pays to suppliers for their products and services.

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

Earnings Per Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

Net income (loss) applicable to common shareholders is calculated by deducting any dividend on preferred stock. As the conversion price of the Series A Preferred Stock on a converted basis was below the market price of the common stock on the closing date, an imputed dividend was calculated.

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

We adopted ASC 820 as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. The Company is still evaluating the impact that the provisions of ASU 2014-09 and related subsequent updates will have on the Company's condensed consolidated financial position, results of operations and cash flows.

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

Note 3: Inventory

During the second quarter of 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. As of June 30, 2016 and December 31, 2015, the Company had recorded a total reserve of $26,116 and $28,813, respectively.

Note 4: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Furniture and Equipment	$12,385	$12,385
Computer Equipment	38,352	36,810
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Less Accumulated Depreciation	(123,951)	(90,887)
Property and Equipment, Net	$119,426	$150,948

During the three months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $16,428 and $17,958, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $33,063 and $29,827, respectively.

Note 5: Film and Television Costs, Net

As of June 30, 2016, the Company had Film and Television Costs, net of $1,250,352 compared to $1,003,546 at December 31, 2015. The increase relates primarily to the production and development of SpacePop, Llama Llama, and Stan Lee’s Cosmic Crusaders offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab. During the three months ended June 30, 2016 and 2015, the Company recorded Film and Television Cost amortization expense of $17,644 and $0, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded Film and Television Cost amortization expense of $135,157 and $0, respectively. The Company recorded accumulated Film and Television Cost amortization of $262,708 and $127,551 as of June 30, 2016 and December 31, 2015, respectively.

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through June 30, 2016, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had following intangible assets as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	185,019	181,220
Less Accumulated Amortization (c)	(235,836)	(197,521)
Intangible Assets, Net	$1,883,690	$1,918,206

(a)	In association with the Merger, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through June 30, 2016, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any impairment of these assets.
(c)	During the three months ended June 30, 2016 and 2015, the Company recognized $19,184 and $16,580, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the six months ended June 30, 2016 and 2015, the Company recognized $38,315 and $30,323, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of June 30, 2016 is as follows:

Fiscal Year:
2016	$35,862
2017	53,534
2018	26,119
2019	9,236
2020	8,655
Remaining	10,284
Total	$143,690

Note 7: Deferred Revenue

As of June 30, 2016 and December 31, 2015, the Company had total deferred revenue of $3,099,979 and 958,539, respectively. Deferred revenue includes both variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties as well as fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 8: Accrued Liabilities - Current

As of June 30, 2016 and December 31, 2015, the Company has the following accrued liabilities:

	6/30/2016	12/31/2015
Accrued Salaries and Wages (a)	$116,385	$96,385
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	1,489,583	–
Other Accrued Expenses	303,110	509,477
Total Accrued Liabilities	$2,834,078	$1,530,862

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.
(b)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of June 30, 2016, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible. The Company is working with the counterparty to extinguish this liability.
(c)	During the first quarter of 2014, the Company entered into an exclusive three-year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to the Company’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Note 9: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of June 30, 2016 and December 31, 2015, these advances totaled $0 and $410,535, respectively. On May 4, 2016, the Company issued to Mr. Heyward 238,683 shares of common stock valued at $1.72 per share, the day’s closing stock price, in satisfaction of these advances.

These advances were interest free and had no stated maturity. The Company applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During three months ended June 30, 2016 and 2015, the Company recognized imputed interest expense of $0 and $6,229 as a contribution to additional paid-in capital, respectively. During six months ended June 30, 2016 and 2015, the Company recognized imputed interest expense of $6,141 and $12,319 as a contribution to additional paid-in capital, respectively.

Note 10: Stockholders’ Equity

Common Stock

As of each of June 30, 2016 and December 31, 2015, the total number of authorized shares of common stock was 700,000,000.

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

On October 29, 2015, the Company conducted a private placement with certain accredited investors pursuant to which it sold an aggregate of 4,330,000 shares of its common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 4,330,000 shares of common stock for a purchase price of $1.00 per share and associated warrant for gross proceeds of $4,330,000 (the “2015 Private Placement”). The 2015 Private Placement closed on November 3, 2015. Stock offering costs were $502,218. (See Note 12 for additional information about these warrants.)

As of June 30, 2016 and December 31, 2015, there were 11,938,133 and 11,259,450 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the six months ended June 30, 2016:

•	On various dates during the six months ended June 30, 2016, the Company issued 335,000 shares of the Company’s common stock as a conversion of 335 shares of Series A Preferred Stock.

•	On various dates during the six months ended June 30, 2016, the Company issued 75,000 shares of the Company’s common stock for the exercise of 75,000 warrants each with an exercise price of $1.10 for total cash proceeds of $82,500.

•	On March 12, 2016, the Company issued 30,000 shares of the Company’s common stock as part of a settlement agreement with an entity that had provided music production services to the Company.

•	On May 4, 2016, the Company issued to Mr. Heyward 238,683 shares of common stock valued at $1.72 per share, the day’s closing stock price, in satisfaction of certain short term advances.

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

As of June 30, 2016 and December 31, 2015, there were 4,955 and 5,290 shares of Series A Preferred Stock outstanding, respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock”. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Each share of the Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share, based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $2.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The shares of Series A Preferred Stock possess no voting rights.

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

As the conversion price of the Series A Preferred Stock on a converted basis was below the market price of the common shares on the closing date, this resulted in a beneficial conversion feature recorded as an “imputed” dividend of $2,010,000. In addition, during the first quarter of 2016, upon the conversion of the 85 preferred shares into 85,000 common shares as described above, the conversion price adjustment related to the 2015 Private Placement was deemed a contingency and resulted in additional imputed dividend of $85,000. During the second quarter of 2016, upon the conversion of the 250 preferred shares into 250,000 common shares as described above, the conversion price adjustment related to the 2015 Private Placement was deemed a contingency and resulted in additional imputed dividend of $250,000. During the year ended December 31, 2015, 400 preferred shares converted into 400,000 common shares at the conversion price adjustment related to the 2015 Private Placement and resulted in an additional imputed dividend of $400,000.

Note 11: Stock Options

The Company has adopted the provisions of ASC 718 - Compensation which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the Pacific Entertainment Corporation 2008 Stock Option Plan (the “Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 110,000. On September 2, 2011, the stockholders holding a majority of the Company’s outstanding common stock adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan to 500,000.

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

The following table summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2016:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2015	4,223,208	$0.94 - $4.00	4.94 years	$58,512	$2.70
Options Granted	–
Options Exercised	–
Options Cancelled	165,879	$0.94 - $4.00
Options Expired	–
Balance at June 30, 2016	4,057,329		4.44 years	$636,872	$2.70

Exercisable December 31, 2015	300,061	$0.94	4.80 years	$58,512	$0.94
Exercisable June 30, 2016	300,061	$0.94	4.30 years	$369,074	$0.94

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

During the three months ended March 31, 2016, the Company recognized stock based compensation expense of $564,985. During the three months ended March 31, 2016, the Company adjusted the calculation of stock based compensation expense to (i) align with the graded vested of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black Scholes model, and (iii) reflect the accurate number of options granted in 2015. As such, included in the total stock based compensation expense recognized in this first quarter of 2016 is $220,564 of true-up expenses from prior periods. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the current and prior periods.

During the three months ended June 30, 2016, the Company recognized $312,977 in stock compensation expense. During the three and six months ended June 30, 2015, the Company did not recognize any stock based compensation expense.

Note 12: Warrants

The Company has warrants outstanding to purchase up to 4,980,000 and 5,055,000 at each of June 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2016:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	5,055,000	$1.10-2.00	4.75 years	$1.16	$–
Warrants Granted	–	–	–	–	–
Warrants Exercised	75,000	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at June 30, 2016	4,980,000	$1.10-2.00	4.25 years	$1.16	$5,016,000

Exercisable December 31, 2015	5,055,000	$1.10-2.00	4.75 years	$1.16	$-
Exercisable June 30, 2016	4,980,000	$1.10-2.00	4.25 years	$1.16	$5,016,100

Note 13: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 14: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each receives an annual base salary of $200,000 and $180,000, respectively.

Effective July 14, 2014, the Company employed Stone Newman in the newly created operating position of President - Worldwide Consumer Products and executed a three-year employment agreement which either party may terminate on the twelfth and twenty-fourth month anniversary upon thirty (30) days’ notice. Mr. Newman has oversight over all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming as well as certain brands he previously managed prior to his employment by the Company. The agreement provides Mr. Newman with an annual salary of $275,000 plus an additional participation for certain customers.

Effective April 18, 2016, the Company entered into an employment agreement with Rebecca Hershinger for the position of Chief Financial Officer. Ms. Hershinger will be entitled to be paid a salary at the annual rate of $175,000 per year, which salary will be increased to $190,000 per year not later than October 1, 2016. The term of the agreement is one year with a mutual option for an additional one-year period. Ms. Hershinger was reimbursed for certain moving and related expenses associated with her relocation from Park City, Utah to Los Angeles, California. In addition, Ms. Hershinger is entitled to receive a grant of stock options commensurate with those given to the Company’s Executive Vice President and an annual discretionary bonus based on her performance.

Note 15: Lease Commitments

The Company has no capital leases subject to the Capital Lease guidelines in the FASB Accounting Standards Codification.

Rental expenses incurred for operating leases during the three months ended June 30, 2016 and 2015 were $34,818 and $34,555, respectively. Rental expenses incurred for operating leases during the six months ended June 30, 2016 and 2015 were $69,825 and $72,136, respectively.

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

During the first quarter of 2015, the Company entered into an agreement for new office space to which it relocated its operations upon the expiration of its prior lease. Effective May 1, 2015, the Company began leasing approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, California 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. The Company will pay approximately $136,542 annually subject to annual escalations of 3%.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2016	$69,448
2017	143,451
2018	36,214
$249,113

Note 16: Commitment and Contingencies

In the normal course of its business, the Company enters into various agreements which call for the potential future payment of royalties or “profit” participations associated with its individual properties. These profit participations can be for the use of third party intellectual property, such as the case with Stan Lee and the Mighty 7 and Llama Llama among others, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements.

In addition, in the normal course of its business, the Company enters into agreements with various service providers such as animation studios, post-production studios, writers, directors, musicians or other creative talent in which the Company is obligated to share with these service providers net profits of the properties on which they have rendered services, on a certain basis as defined in each respective agreement.

Note 17: Related Party

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andrew Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffet’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the second quarter of 2016, the Company earned $247 in royalties from this agreement.

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 30, 2016 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On various dates subsequent to the end of the quarter, the Company issued 25,000 shares of the Company’s common stock for the exercise of 25,000 warrants each with an exercise price of $1.10 for total cash proceeds of $27,500.
•	On August 8, 2016, Llama Productions LLC, a wholly-owned subsidiary of the Company, closed a $5,275,000 multiple draw-down, secured, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of its animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three and six months ended June 30, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements or our past performance.

Overview

The management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our Business

We are a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, Andrew Heyward (Chief Executive Officer) and Amy Moynihan Heyward (President), we distribute our content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, our portfolio features "content with a purpose" for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand SpacePOP; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison's Secret Lab®, available on Netflix, public broadcast stations and our  Kid Genius channel on Comcast's Xfinity on Demand; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, we act as licensing agent for certain brands, leveraging our existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

Our Products

Original Content

We own and produce original content for which there is generally a three-year cycle from the inception of an idea, through production of the content and development and distribution of a range of consumer products to retail, creating an inevitable lag time between the creation of the intellectual property to the realization of economic benefit of those assets. The goal is to maintain a robust and diverse portfolio of brands, appealing to various interests and ages, featuring evergreen topics with global appeal. Our portfolio of intellectual property can be licensed, re-licensed, and exploited for years to come, with revenue derived from multiple sources and territories. In many cases, a significant portion of our production costs are covered through either pre-sales or financings.

Our portfolio of original content includes:

Content in Production

Llama Llama: We are currently in production on fifteen half-hour animated episodes to premiere on Netflix in 2017. Llama’s creators include Oscar-winning director Rob Minkoff (The Lion King), director Saul Blinkoff (Doc McStuffins), showrunner Joe Purdy, art director Ruben Aquino (Frozen) and Emmy-winning producers Jane Startz and Andrew Heyward. Based on the NY Times #1 best-selling children’s books, the animated series centers on young Llama Llama’s first steps in growing up and facing childhood milestones. Each episode will be structured around a childhood milestone coupled with a life lesson learned by Llama Llama and his friends, told with a sense of humor, vitality, and understanding. The global licensing program was unveiled in June 2016 at the Licensing Expo.

SpacePop: Premiering on YouTube on June 20, 2016, SpacePOP is music and fashion driven animated property that has garnered approximately 4.5 million views and over 12,000 subscribers since its launch. With 108 three-minute webisodes greenlit for production, SpacePOP has a best-in-class development and production team on board including Steve Banks (head writer and story editor of Sponge Bob Square Pants) as content writer; Han Lee (Pink Fizz, Bobby Jack) for original character designs; multiple Grammy Award-winning producer and music veteran Ron Fair (Fergie, Mary J. Blige, Black Eyed Peas, Pussycat Dolls, Christina Aguilera and more), singer-songwriter Stefanie Fair (founding member of RCA’s girl group Wild Orchid with Fergie) for the original SpacePOP theme music; and veteran music producer and composer John Loeffler (Kidz Bop, Pokemon) for original songs. Current promotional partners include with Six Flags, Dippin’ Dots, and Camplified. We have collaborated with licensing partners throughout North America, including Taste Beauty (beauty and bath products), Bare Tree Media (emoticons), Canal Toys (craft and activity kits), Yowie Group, Ltd. (confections), Jaya Apparel (apparel), and Sony Pictures Home Entertainment (home entertainment). Additionally, SpacePOP products ranging from apparel and accessories, to beauty, cosmetics, candy, books, and music will be available at select Claire's and Kohl's starting in October. We expect to add a program at a third national retailer starting in December 2016 with a dedicated feature space merchandising over 20 SpacePOP items from our various licensees creating the ultimate SpacePOP destination in time for holiday 2016.

Stan Lee’s Cosmic Crusaders: Stan Lee’s Cosmic Crusaders is a co-production between us, Stan Lee’s POW! Entertainment, and The Hollywood Reporter of an adult-themed animated series whose launch coincided with “Stan Lee’s 75 Years in Business” salute in The Hollywood Reporter’s Comic-Con issue. Cosmic Crusaders is based on a concept by Stan Lee and written by Deadpool co-creator Fabian Nicieza. With 52 eleven-minute episodes greenlit for production, the first four episodes premiered exclusively on THR.com with one episode airing each day during Comic-Con International 2016. Stan Lee’s Cosmic Crusaders is the first series to launch on THR.com and will be promoted through THR’s YouTube channel, Facebook, Twitter and Instagram pages. The global consumer products program was introduced at Licensing Expo 2016 with national retailer Hot Topic secured as anchor retail partner.

Content in Development

Rainbow Rangers: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven heroic pixies from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When danger arrives, these seven pixie girls ride a rainbow across the sky and land wherever they are needed most in the small human city of Hopewell Junction.

Already Released Content

Thomas Edison’s Secret Lab: Thomas Edison’s Secret Lab is a STEM-based comedy adventure series by Emmy-nominated writer Steve Banks (SpongeBob Square Pants), multi-Emmy Award-winning writer Jeffrey Scott (Dragon Tales), and Emmy Award-winning producer Mark Young (All Dogs Go To Heaven 2). The series includes 52 eleven-minute episodes as well as 52 original music videos produced by Grammy Award-winning producer Ron Fair. The animated series follows the adventures of Angie, a 12-year-old prodigy who, along with her young science club, discovers Thomas Edison’s secret lab!

Warren Buffet’s Secret Millionaire’s Club: With 26 thirty-minute episodes and 26 four-minute webisodes, this animated series features Warren Buffett acts as a mentor to a group of kids who have international adventures in business. Secret Millionaire’s Club empowers kids by helping them learn about the business of life and the importance of developing healthy life habits at an early age.

Baby Genius: For more than ten years, Baby Genius has earned worldwide recognition for creating award-winning products for toddlers. Its catalogue of 500 songs, 125 music videos, and toys feature classic nursery rhymes, learning songs, classical music, holiday favorites and more.

Licensing Agent

Augmenting our original content, we act as an agent for established brands which maximizes the existing infrastructure while creating incremental sources of revenue for us without additional overhead. These brands include From Frank, a popular line of greeting cards and Celessence, microencapsulation technology releases fragrance and is used to scent products.

Kid Genius on Comcast

In April 2015, we partnered with Comcast to launch the new Kid Genius Channel on Xfinity on Demand. Kid Genius is currently in 21 million homes and has rollout plans to reach 60 million homes by Q4 2016. Kid Genius combines the powerful value of owning a channel in its own right with the ability to promote our brands and products.

Recent Events

Production Financing

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of one, three, or six month LIBOR plus 3.25%.

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

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

Revenue.

	6/30/2016	6/30/2015	Change	% Change
Licensing & Royalties	$113,456	$121,322	$(7,866)	-6%
Television & Home Entertainment	46,726	8,875	37,851	426%
Product Sales	16,150	3,418	12,732	372%
Total Revenue	$176,332	$133,615	$42,717	32%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended June 30, 2016 compared to June 30, 2015, this category decreased modestly by $7,866 (6%) due the transition from one distribution partner to another.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the three months ended June 30, 2016, Television & Home Entertainment revenue increased $37,851 (426%) compared to the three months ended June 30, 2015, representing the commencement of deliveries of Thomas Edison’s Secret Lab in the third quarter of 2015.

Product sales represent physical products, including DVDs and CDs, in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us either directly at wholesale to retail stores or online retailers. During the three months ended June 30, 2016, product sales increased by $12,732 (372%) compared to the three months ended June 30, 2015 due direct product sales of Warren Buffet’s Secret Millionaires Club at the Berkshire Hathaway annual shareholders’ meeting.

Cost of Sales and Operating Costs.

	6/30/2016	6/30/2015	Change	% Change
Cost of Sales	$50,949	$15,431	$35,518	230%
Amortization of Film & TV Costs	17,644	-	17,644	N/A
General and Administrative	1,332,392	907,500	424,892	47%
Marketing and Sales	204,318	162,885	41,433	25%
Loss on Impairment of Assets	1,850	-	1,850	N/A
Total Costs and Operating Expenses	$1,607,153	$1,085,816	$521,337	48%

Cost of Sales increased $35,518 during the three months ended June 30, 2016 compared to the same period of 2015. The increase was primarily the result of certain non-capitalizable expenses associated with the release of Thomas Edison’s Secret Lab as well as costs related to direct sales of Warren Buffet’s Secret Millionaires Club at the Berkshire Hathaway annual shareholders’ meeting. Similarly, amortization of Film and TV costs increased during the three months ended June 30, 2016 compared to the prior period as a result of the amortization of film costs associated with Thomas Edison’s Secret Lab.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, other professional services, and depreciation and amortization. General and administrative costs for the three months ended June 30, 2016 increased $424,892 (47%) compared to the same period in 2015. Of this increase, $312,977 was attributable to stock based compensation for options granted to officers, directors, employees, and consultants in the fourth quarter of 2015.

Marketing and sales expenses increased $41,433 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to promotional efforts for our SpacePop property.

Other Income / (Expense).

	6/30/2016	6/30/2015	Change	% Change
Other Income	–	2,548	(2,548)	-100%
Interest Expense	(724)	(1,077)	353	-33%
Interest Expense - Related Parties	–	(6,229)	6,229	-100%
Gain on Settlement of Distribution Contracts	248,593	–	248,593	N/A
Unrealized Loss on Foreign Currency Translation	–	(30,896)	30,896	100%
Net Other Income (Expense)	$247,869	$(35,654)	$283,523	-795%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the three months ended June 30, 2016, other income totaled $247,869 compared to other expense of $35,654 in the prior period. This $283,523 increase was primarily the result of the gain based on the settlement on distribution contracts in the current period for which the Company received a cash payment.

Comparison of Results of Operations for the six months ended June 30, 2016 and 2015

Revenue.

	6/30/2016	6/30/2015	Change	% Change
Licensing & Royalties	$261,468	$273,987	$(12,519)	-5%
Television & Home Entertainment	250,607	141,089	109,518	78%
Product Sales	16,150	15,173	977	6%
Total Revenue	$528,225	$430,249	$97,976	23%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2016 compared to June 30, 2015, this category decreased modestly by $12,519 (5%) due the transition from one distribution partner to another.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the six months ended June 30, 2016, Television & Home Entertainment revenue increased $109,518 (78%) compared to the six months ended June 30, 2015, representing the commencement of deliveries of Thomas Edison’s Secret Lab in the third quarter of 2015.

Product sales represent physical products, including DVDs and CDs, in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us either directly at wholesale to retail stores or online retailers. During the six months ended June 30, 2016, product sales increased by $977 (6%) compared to the six months ended June 30, 2015 due direct product sales of Warren Buffet’s Secret Millionaires Club at the Berkshire Hathaway annual shareholders’ meeting offset by diminishing direct sales in the first quarter due to the exit from the direct sales business.

Cost of Sales and Operating Costs.

	6/30/2016	6/30/2015	Change	% Change
Cost of Sales	$73,311	$22,572	$50,739	225%
Amortization of Film & TV Costs	135,157	-	135,157	N/A
General and Administrative	2,934,495	1,869,420	1,065,075	57%
Marketing and Sales	465,950	251,060	214,890	86%
Loss on Impairment of Assets	1,850	7,500	(5,650)	-75%
Total Costs and Operating Expenses	$3,610,763	$2,150,552	$1,460,211	68%

Cost of Sales increased $50,739 during the six months ended June 30, 2016 compared to the same period of 2015. The increase was primarily the result of certain non-capitalizable expenses associated with the release of Thomas Edison’s Secret Lab as well as costs related to direct sales of Warren Buffet’s Secret Millionaires Club at the Berkshire Hathaway Annual Shareholders’ meeting. Similarly, amortization of Film and TV costs increased during the six months ended June 30, 2016 compared to the prior period as a result of the amortization of film costs associated with Thomas Edison’s Secret Lab.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, other professional services, and depreciation and amortization. General and administrative costs for the six months ended June 30, 2016 increased $1,065,075 (57%) compared to the same period in 2015. Of this increase, $877,962 was attributable to stock based compensation for options granted to officers, directors, employees, and consultants in the fourth quarter of 2015.

Marketing and sales expenses increased $214,890 (86%) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to promotional efforts for our SpacePop and fees paid to external sales consultants for certain key agreements.

Other Income / (Expense).

	6/30/2016	6/30/2015	Change	% Change
Other Income	60	5,545	(5,485)	-99%
Interest Expense	(2,153)	(10,803)	8,650	-80%
Interest Expense - Related Parties	(6,141)	(12,319)	6,178	-50%
Gain on Settlement of Distribution Contracts	258,103	150,000	108,103	72%
Unrealized Loss on Foreign Currency Translation	–	(36,237)	36,237	-100%
Net Other Income	$249,869	$96,186	$153,683	160%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the six months ended June 30, 2016, other income totaled $249,869 compared to other income of $96,186 in the prior period. This $153,683 increase was primarily the result of the gain based on the settlement on distribution contracts in the current period for which the Company received a cash payment.

Liquidity and Capital Resources

Working Capital

At June 30, 2016, we had current assets of $5,496,506, including cash of $4,938,720 and current liabilities of $3,679,324, including certain trade payables of $925,000 to which we dispute the claim, resulting in working capital of $1,817,182 representing a decrease of $1,008,169 from working capital of $2,825,351 as of December 31, 2015. During the six months ended June 30, 2016, we received gross proceeds of $2,000,000 pursuant to our distribution agreement with Sony Pictures Home Entertainment and $275,000 for the settlement of a distribution agreement and issued to our Chief Executive Officer, Andrew Heyward, 238,683 shares of common stock valued at $1.72 per share in satisfaction of $410,535 in short term advances.

Credit Facility

Subsequent to the end of the quarter, on August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%.

Comparison of Cash Flows for the Six Months Ended June 30, 2016 and 2015

Cash totaled $4,934,720 at June 30, 2016 and $2,872,253 at June 30, 2015. The change in cash during the six month periods ended June 30, 2016 and 2015 is as follows:

	6/30/2016	6/30/2015	Change
Cash provided used in operations	$(324,208)	$(1,896,298)	$1,572,090
Cash provided used in investing activities	(7,192)	(283,073)	275,881
Cash provided by financing activities	82,500	750,525	(668,025)
Decrease in cash	$(248,900)	$(1,428,846)	$1,179,946

During the six months ended June 30, 2016, our primary source of cash was operating activity, specifically the collection of the advance from Sony as well as the payment received as settlement for the termination of a distribution contract. During the comparable period in 2015, our primary source of cash was financing activity including the collection of the second payment related to a long-term, exclusive supply chain services contract. During both periods, these funds were primarily used to fund operations

Operating Activities

Cash used in operating activities in the six months ended June 30, 2016 was $324,208 as compared to a use of $1,896,298 during the prior period, representing an increase in cash provided by operating activities of $1,572,090 based on the operating results discussed above as well as the receipt of the advance from Sony offset by film and television costs related to the development and production SpacePop, Llama Llama, and Stan Lee’s Cosmic Crusaders.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was $7,192 as compared to a use of $283,073 for the comparable period in 2015, representing a decrease in cash used in investing activities of $275,881. This decrease is primarily the result of approximately $180,000 spent on leasehold improvements in our new leased office space in the first quarter of 2015 and as well as the development expenditures for certain intangible assets without comparable activity in 2016.

Financing Activities

Cash generated from financing activities during the six months ended June 30, 2016 was $82,500 as compared to $750,525 generated in the comparable period in 2015 representing a decrease of $668,025. During the first quarter of 2014, we entered into a long-term, exclusive supply chain services agreement in which we will order a minimum level of disc replication, packaging and distribution services for our content across all physical media. As consideration for these minimum order levels, we received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. During the six month ended June 30, 2016, cash generated from financing activities related to cash received from the exercise of certain outstanding warrants.

Capital Expenditures

As of June 30, 2016, we do not have any material commitments for capital expenditures.

Critical Accounting Policies

Our accounting policies are described in the notes to the financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of our financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of Genius Brands International, Inc., our wholly-owned subsidiaries A Squared Entertainment, LLC and Llama Productions LLC as well as our interest in Stan Lee Comics, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Additionally, we develop new videos, music, books and digital applications in addition to adding content, improved animation and bonus songs/features to our existing product catalog. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition

We recognize revenue in accordance with ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, we recognize revenue when (i) persuasive evidence of a sale with customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

Our licensing and royalty revenue represents revenue generated from license agreements that are held in conjunction with third parties that are responsible for collecting fees due and remitting to us its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Licensing income we recognize as an agent is in accordance with ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, our revenue is our gross billings to our customers less the amounts we pay to suppliers for their products and services.

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

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended June 30, 2016, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2016, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2016, we issued to our Chief Executive Officer, Andrew Heyward, 238,683 shares of common stock valued at $1.72 per share, the day’s closing stock price, in satisfaction of short term cash advances totaling $410,535.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended June 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Employment Agreement, dated as of April 18, 2016, by and between Genius Brands International, Inc. and Rebecca Hershinger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016.)

10.2	Loan Satisfaction Agreement between Genius Brands International, Inc. and Andrew Heyward dated May 5, 2016 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016.)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 15, 2016	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

