Form 10-K/A
period 2015-12-31
Genius Brands International, Inc.
filed 2016-09-29
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/ A

Amendment No. 1

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

Explanatory Note

On March 30, 2016, Genius Brands International, Inc. (“we”, “us”, “our”, “GBI” or the “Company”) filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend and correct certain disclosures. These amendments and corrections are limited to a revision of the name of the officer in the introductory paragraph of the Section 906 certification contained in Exhibit 32.2 to conform to the name of the officer signing the certification.

Except as described above, this Amendment does not modify or update the disclosures presented in the Original Form 10-K or in the previously filed exhibits to the Original Form 10-K, in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Form 10-K.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
3.4	Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)
3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.7	Amendment to Bylaws dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013)
3.9	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2014)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.2	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.4	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.1†	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated October 29, 2013 (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on October 31, 2013)
10.2†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

10.4†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.5†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.6	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.8†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Amy Moynihan Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.9†	Termination Agreement dated November 15, 2013 between Genius Brands International, Inc. and Klaus Moeller (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.10	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.13†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on December 18, 2015)
10.14†	Memorandum Regarding Services dated November 1, 2015 between Genius Brands International, Inc. and Michael D. Handelman (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.16	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
21.1 ¥	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ¥	XBRL Instance Document
101.SCH ¥	XBRL Schema Document
101.CAL ¥	XBRL Calculation Linkbase Document
101.DEF ¥	XBRL Definition Linkbase Document
101.LAB ¥	XBRL Label Linkbase Document
101.PRE ¥	XBRL Presentation Linkbase Document

__________

*	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and 17 CFR 200.83. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Filed herewith.
¥	Previously filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2016.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

September 29, 2016	By:	/s/ Andrew Heyward
Andrew Heyward
Chief Executive Officer (Principal Executive Officer)

September 29, 2016		/s/ Rebecca D. Hershinger
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

