Form 10-Q
period 2016-09-30
Genius Brands International, Inc.
filed 2016-11-14
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,990,349 shares of common stock, par value $0.001, were outstanding as of November 11, 2016.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

 As of September 30, 2016 and December 31, 2015

	9/30/2016	12/31/2015
	(unaudited)	(As Revised - See Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,642,667	$5,187,620
Accounts Receivable, net	199,337	171,867
Inventory, net	6,562	7,080
Prepaid and Other Assets	319,142	65,464
Total Current Assets	4,167,708	5,432,031

Property and Equipment, net	102,852	150,948
Film and Television Costs, net	1,602,236	1,003,546
Intangible Assets, net	1,864,242	1,918,206
Goodwill	10,365,805	10,365,805
Total Assets	$18,102,843	$18,870,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$425,678	$359,433
Accrued Expenses	224,854	509,477
Deferred Revenue	369,894	305,850
Accrued Salaries and Wages	119,608	96,385
Disputed Trade Payable	925,000	925,000
Service Advance	1,489,583	–
Short Term Debt - Related Party	–	410,535
Total Current Liabilities	3,554,617	2,606,680

Long Term Liabilities:
Deferred Revenue	2,748,836	652,689
Production Facility Credit Line	239,655	–
Services Advance	–	1,489,583
Total Liabilities	6,543,108	4,748,952

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 4,955 and 5,290 shares issued and outstanding, respectively	5	6
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 3,990,211 and 3,753,150 shares issued and outstanding, respectively	3,991	3,753
Common Stock to Be Issued	24	24
Additional Paid in Capital	46,349,747	44,547,427
Accumulated Deficit	(34,793,193)	(30,429,626)
Accumulated Other Comprehensive Income (Loss)	(839)	–
Total Equity	11,559,735	14,121,584

Total Liabilities and Stockholders’ Equity	$18,102,843	$18,870,536

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Revenues:
Licensing & Royalties	$85,660	$98,035	$347,128	$372,022
Television & Home Entertainment	34,826	182,715	285,433	323,804
Product Sales	–	–	16,150	15,173
Total Revenues	120,486	280,750	648,711	710,999

Cost of Sales	21,209	23,127	94,520	45,699

Gross Profit	99,277	257,622	554,191	665,300

Operating Expenses:
Professional Services	166,820	244,803	470,747	549,702
Rent Expense	35,160	34,136	104,985	106,271
Marketing & Sales	220,627	91,258	686,577	342,318
Amortization of Film & TV Costs	23,011	42,642	158,168	42,642
Depreciation & Amortization	36,022	36,673	107,400	96,823
Salaries and Related Expenses	508,812	429,347	1,597,265	1,414,746
Stock Compensation Expense	358,919	–	1,236,880	–
Bad Debt Expense (Recovery)	–	–	–	(1,550)
Other General & Administrative	283,627	133,388	806,576	581,774
Loss on Impairment of Assets	–	–	1,850	7,500
Total Operating Expenses	1,632,998	1,012,247	5,170,448	3,140,226

Loss from Operations	(1,533,721)	(754,624)	(4,616,257)	(2,474,926)

Other Income (Expense):
Other Income	3,238	11,421	3,298	16,965
Interest Expense	(417)	(723)	(2,570)	(2,212)
Interest Expense - Related Parties	–	(6,224)	(6,141)	(18,544)
Gain / (Loss) on Distribution Contracts	–	(47,650)	258,103	102,350
Gain / (Loss) on Deferred Financing Costs	–	–	–	(9,313)
Unrealized Gain (Loss) on Foreign Currency Translation	–	(20)	–	(36,258)
Net Other Income (Expense)	2,821	(43,196)	252,690	52,988

Loss before Income Tax Expense	(1,530,900)	(797,820)	(4,363,567)	(2,421,938)

Income Tax Expense	–	–	–	–

Net Loss	(1,530,900)	(797,820)	(4,363,567)	(2,421,938)

Net Loss per Common Share (Basic and Diluted)	$(0.38)	$(0.37)	$(1.12)	$(1.12)

Weighted Average Shares Outstanding (Basic and Diluted)	3,988,626	2,176,484	3,889,108	2,154,835

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Net Loss	$(1,530,900)	$(797,820)	$(4,363,567)	$(2,421,938)

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) on Foreign Currency Translation	(6)	–	(839)	–
Other Comprehensive Income (Loss), Net of Tax:	(6)	–	(839)	–
Comprehensive Income (Loss)	$(1,530,906)	$(797,820)	$(4,364,406)	$(2,421,938)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

	9/30/2016	9/30/2015
Cash Flows from Operating Activities:
Net Loss	$(4,363,567)	$(2,421,938)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	158,168	–
Depreciation Expense	49,637	46,501
Amortization Expense	57,763	50,322
Imputed Interest Expense	6,141	18,544
Bad Debt Expense / (Recovery)	–	(1,550)
Stock Issued for Services	39,000	–
Stock Compensation Expense	1,236,880	–
(Gain) Loss on Distribution Contracts	(258,103)	(102,350)
(Gain) Loss on Impairment of Assets	1,850	7,500
(Gain) Loss on Deferred Financing Asset	–	9,313
(Gain) Loss on Foreign Currency Translation	–	36,258

Decrease (Increase) in Operating Assets:
Accounts Receivable	220,285	18,612
Inventory	518	(2,355)
Prepaid Expenses & Other Assets	(253,678)	16,744
Film and Television Costs, Net	(754,770)	(599,681)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	66,247	(14,059)
Accrued Salaries	23,223	35,332
Deferred Revenue and Advances	2,159,120	165,270
Other Accrued Expenses	(274,042)	125,930
Net Cash Used in Operating Activities	(1,885,328)	(2,611,607)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(5,650)	(111,221)
Investment in Fixed Assets	(1,542)	(180,853)
Net Cash Used in Investing Activities	(7,192)	(292,074)

Cash Flows from Financing Activities:
Proceeds from Exercise of Warrants	110,000	–
Proceeds from Production Facility, Net of Offering Costs	237,567	–
Proceeds from Services Advance	–	750,000
Proceeds of Related Party Notes	–	513
Net Cash Provided by Financing Activities	347,567	750,513

Net Decrease in Cash and Cash Equivalents	(1,544,953)	(2,153,168)
Beginning Cash and Cash Equivalents	5,187,620	4,301,099
Ending Cash and Cash Equivalents	$3,642,667	$2,147,931

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$1,450	$1,076

Schedule of Non-Cash Financing and Investing Activities:
Issuance of Common Stock in Satisfaction of Short Term Related Party Advances	$410,535	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

September 30, 2016 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features "content with a purpose" for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand  SpacePop ; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison's Secret Lab® , available on Netflix, public broadcast stations and the Company’s Kid Genius channel on Comcast's Xfinity on Demand; Warren Buffett's  Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, the Company acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

The Company commenced operations in January 2006, assuming all the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Little Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, the Company changed its trading symbol from “PENT” to “GNUS”.

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

On November 4, 2016, the Company filed a certificate to change its Articles of Incorporation to effect a reverse split on a 1-for-3 basis (the “2016 Reverse Split”). The 2016 Reverse Split became effective on November 9, 2016. All common stock share and per share information in this Quarterly Report on Form 10-Q (“Form 10-Q”), including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the 2016 Reverse Split, unless otherwise indicated.

Liquidity

Historically, the Company has incurred net losses. As of September 30, 2016, the Company had an accumulated deficit of $34,793,193 and total stockholders’ equity of $11,559,735. At September 30, 2016, the Company had current assets of $4,167,708, including cash of $3,642,667 and current liabilities of $3,554,617, including certain trade payables of $925,000 to which the Company disputes the claim, resulting in working capital of $613,091. For the three months ended September 30, 2016 and 2015, the Company reported a net loss of $1,530,900 and $797,820, respectively. For the nine months ended September 30, 2016 and 2015, the Company reported a net loss of $4,363,567 and $2,421,938, respectively, and reported net cash used by operating activities $1,885,328 and $2,611,607, respectively.

During the nine months ended September 30, 2016, the Company received gross proceeds of $2,000,000 pursuant to its distribution agreement with Sony Pictures Home Entertainment as well as $275,000 for the settlement of a distribution agreement. Additionally, on August 8, 2016, Llama Productions LLC (“Llama Productions”), a California limited liability company and wholly-owned subsidiary of the Company, closed a $5,275,000 multiple draw-down, non-recourse, secured, non-revolving credit facility with Bank Leumi USA for the production of its animated series Llama Llama (See Note 10, herein). While the Company believes that its current cash balances and receivables combined with its production facility and deal pipeline will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and attain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development or production plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements for the year ended December 31, 2015 and the three and nine months ended September 30, 2016, include an immaterial revision to additional paid in capital as well as retained earnings related to the beneficial conversion feature of certain preferred securities. The effect of the revision was to increase additional paid in capital by $3,383,850 and to reduce retained earnings by the same amount with no net effect to total stockholders’ equity. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated this error and, based on an analysis of quantitative and qualitative factors, has determined that it was not material to any of the reporting periods affected and no amendments to previously filed 10-Q or 10-K reports with the SEC are required.

The following table summarizes impact of these errors on the Company’s consolidated financial statement, principally the consolidated balance sheet and the consolidated statement of operations as the errors and corrections are both non-cash items. All information has been adjusted for the 2016 Reverse Split.

Impact of Errors on the Consolidated Balance Sheet
	As of 12/31/15		As of 12/31/15
in $	As Presented	Adjustment	As Adjusted	% Variance
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 5,290 shares issued and outstanding	$6	–	$6	–
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 3,753,150 shares issued and outstanding	3,753	–	3,753	–
Common Stock to Be Issued	24	–	24	–
Additional Paid in Capital	41,163,577	3,383,850	44,547,427	8%
Accumulated Deficit	(27,045,776)	(3,383,850)	(30,429,626)	13%
Accumulated Other Comprehensive Income (Loss)	–	–	–	–
Total Equity	$14,121,584	–	$14,121,584	–

Impact of Errors on the Consolidated Statement of Operations
	For the twelve months ended 12/31/15		For the twelve months ended 12/31/15
in $	As Presented	Adjustment	As Adjusted	% Variance
Net Loss	$(3,483,122)	–	$(3,483,122)	0%
Beneficial Conversion Feature on Preferred Stock	(400,000)	(3,383,850)	(3,783,850)	-846%
Net Loss Applicable to Common Shareholders	(3,883,122)	(3,383,850)	(7,266,972)	-87%
Net Loss per Common Share	$(1.55)	(1.35)	$(2.90)	-87%
Weighted Average Shares Outstanding	2,500,854	–	2,500,854	0%

Impact of Errors on the Consolidated Statement of Operations
	For the nine months ended 9/30/16		For the nine months ended 9/30/16
in $	As Presented	Adjustment	As Adjusted	% Variance
Net Loss	$(4,363,567)	–	$(4,363,567)	0%
Beneficial Conversion Feature on Preferred Stock	(335,000)	335,000	–	100%
Net Loss Applicable to Common Shareholders	$(4,698,567)	335,000	(4,363,567)	7%
Net Loss per Common Share	$(1.21)	0.09	$(1.12)	7%
Weighted Average Shares Outstanding	3,889,108	–	3,889,108	0%

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared and Llama Productions as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. Included in Cash and Cash Equivalents is $1,000,000 that the Company deposited into a cash account to be used solely for the production of its series Llama Llama as a condition of its loan agreement with Bank Leumi.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $110,658 as of each of September 30, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 and $28,813 at September 30, 2016 and December 31, 2015, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, the Company recognizes revenue when (i) persuasive evidence of a sale with a customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

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

In April 2015, the FASB issued Accounting Standards Update 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this standard during the quarter ended September 30, 2016.

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

Note 3: Inventory

During the second quarter of 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. In addition to nominal changes to the reserve made during the normal course of business, during the second quarter of 2014, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. As of September 30, 2016 and December 31, 2015, the Company had recorded a total reserve of $26,097 and $28,813, respectively.

Note 4: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Furniture and Equipment	$12,385	$12,385
Computer Equipment	38,352	36,810
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	243,377	241,835
Less Accumulated Depreciation	(140,525)	(90,887)
Property and Equipment, Net	$102,852	$150,948

During the three months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $16,574 and $16,674, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $49,637 and $46,501, respectively.

Note 5: Film and Television Costs, Net

As of September 30, 2016, the Company had net Film and Television Costs of $1,602,236 compared to $1,003,546 at December 31, 2015. The increase relates primarily to the production and development of SpacePop, Llama Llama, and Stan Lee’s Cosmic Crusaders offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab.

During the three months ended September 30, 2016 and 2015, the Company recorded Film and Television Cost amortization expense of $23,011 and $42,642, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded Film and Television Cost amortization expense of $158,168 and $42,642, respectively. The Company recorded accumulated Film and Television Cost amortization of $285,719 and $127,551 as of September 30, 2016 and December 31, 2015, respectively.

Included in the balance at September 30, 2016 is $9,786 in interest related to our production facility (See Note 10, herein) which has been capitalized to the cost of the Llama Llama production.

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In association with the Merger, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through September 30, 2016, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	185,019	181,220
Intangible Assets, Gross	2,119,526	2,115,727
Less Accumulated Amortization (c)	(255,284)	(197,521)
Intangible Assets, Net	$1,864,242	$1,918,206

(a)	In association with the Merger, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm during the fourth quarter of 2013. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through September 30, 2016, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any impairment of these assets.
(c)	During the three months ended September 30, 2016 and 2015, the Company recognized $19,448 and $19,999, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the nine months ended September 30, 2016 and 2015, the Company recognized $57,763 and $50,322, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of September 30, 2016 is as follows:

Fiscal Year:
2016	$18,593
2017	55,520
2018	26,119
2019	9,236
2020	8,655
Remaining	6,119
Total	$124,242

Note 7: Deferred Revenue

As of September 30, 2016 and December 31, 2015, the Company had total deferred revenue of $3,118,730 and 958,539, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 8: Accrued Liabilities - Current

As of September 30, 2016 and December 31, 2015, the Company has the following accrued liabilities:

	9/30/2016	12/31/2015
Accrued Salaries and Wages (a)	$119,608	$96,385
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	1,489,583	–
Other Accrued Expenses	224,854	509,477
Total Accrued Liabilities	$2,759,045	$1,530,862

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.
(b)	As part of the Merger, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of September 30, 2016, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible. The Company is working with the counterparty to extinguish this liability.
(c)	During the first quarter of 2014, the Company entered into an exclusive three-year agreement with Sony DADC, the optical disc manufacturing and fulfillment arm of Sony, to provide all CD, DVD and BD replication, packaging and distribution to the Company’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disc replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from Sony DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Note 9: Short Term Debt - Related Parties

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andrew Heyward. As of December 31, 2015, these advances totaled $410,535. On May 4, 2016, the Company issued to Mr. Heyward 79,561 shares of common stock valued at $5.16 per share, the day’s closing stock price, in full payment and satisfaction of these advances.

These advances were interest free and had no stated maturity. The Company applied an imputed interest rate of 6% in accordance with ASC 835-30-45. During three months ended September 30, 2016 and 2015, the Company recognized imputed interest expense of $0 and $6,229 as a contribution to additional paid-in capital, respectively. During nine months ended September 30, 2016 and 2015, the Company recognized imputed interest expense of $6,141 and $18,544 as a contribution to additional paid-in capital, respectively.

Note 10: Production Facility

On August 8, 2016, Llama Productions LLC, a wholly-owned subsidiary of the Company, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely for the production of the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports.

As of September 30, 2016, the Company had gross outstanding borrowing under the facility of $385,971 against which offering costs of $146,316 were applied resulting in net borrowings of $239,655.

Note 11: Stockholders’ Equity

Common Stock

As of September 30, 2016, the total number of authorized shares of common stock was 233,333,334.

On April 2, 2014, we filed a certificate of change to our Articles of Incorporation to effect a reverse split on a 1-for-100 basis (the “2014 Reverse Split.”). The 2014 Reverse Split was effective with FINRA on April 7, 2014. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect application of the 2014 Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was not adjusted in conjunction with the 2014 Reverse Split.

On October 29, 2015, the Company conducted a private placement with certain accredited investors pursuant to which it sold an aggregate of 1,443,334 shares of its common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 1,443,334 shares of common stock for a purchase price of $3.00 per share and associated warrant for gross proceeds of $4,330,000 (the “2015 Private Placement”). The 2015 Private Placement closed on November 3, 2015. Stock offering costs were $502,218. (See Note 13 for additional information about these warrants.)

On October 6, 2016, the Board of Directors of the Company authorized a reverse stock split in preparation for the Company’s anticipated uplisting on the NASDAQ Capital Market.

On November 4, 2016, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-3 reverse stock split of the Company’s issued and outstanding common stock. As a result of the reverse stock split, every three shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The reverse stock split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options and warrants outstanding. No fractional shares will be issued in connection with the reverse stock split. Stockholders who would otherwise hold a fractional share of common stock will receive an increase to their common stock as the common stock will be rounded up to a full share. The total number of authorized shares of common stock was reduced from 700,000,000 to 233,333,334 in conjunction with the reverse stock split. The reverse stock split became effective on November 9, 2016. All disclosures of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

As of September 30, 2016 and December 31, 2015, there were 3,990,211 and 3,753,150 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the nine months ended September 30, 2016:

•	On various dates during the nine months ended September 30, 2016, the Company issued 111,667 shares of the Company’s common stock as a conversion of 335 shares of Series A Preferred Stock.
•	On various dates during the nine months ended September 30, 2016, the Company issued 33,334 shares of the Company’s common stock for the exercise of 33,334 warrants each with an exercise price of $3.30 for total cash proceeds of $110,000.
•	On March 12, 2016, the Company issued 10,000 shares of the Company’s common stock valued at $2.40 per share as part of a settlement agreement with an entity that had provided music production services to the Company.
•	On May 4, 2016, the Company issued to Mr. Heyward 79,561 shares of common stock valued at $5.16 per share, the day’s closing stock price, in satisfaction of certain short term advances.
•	On July 19, 2016, the Company issued 2,500 shares of common stock valued at $6.00 per share, the day’s closing stock price, to a vendor for services rendered.

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

As of September 30, 2016 and December 31, 2015, there were 4,955 and 5,290 shares of Series A Preferred Stock outstanding, respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock”. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Each share of the Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share, based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Preferred Stock is $1,000 and the initial conversion price is $6.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock. The shares of Series A Preferred Stock possess no voting rights.

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

As the conversion price of the Series A Preferred Stock on a converted basis was below the market price of the common shares on the closing date, this resulted in a beneficial conversion feature recorded as an “imputed” dividend of $2,010,000. In addition, during the fourth quarter of 2015, in connection with the 2015 Private Placement in which the Company’s common stock was sold at $3.00 per share, the conversion price of the Series A Preferred Stock decreased to $3.00. This decrease resulted in an additional beneficial conversion feature of $3,383,850 which has now been recognized as of the time of the 2015 Private Placement as opposed to at the time of each investor’s conversion of the Series A Preferred Stock into common stock. (See Basis of Presentation in Note 2, herein).

Note 12: Stock Options

The Company has adopted the provisions of ASC 718 - Compensation which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

On December 29, 2008, the Company adopted the 2008 Stock Option Plan (the “Plan”), which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 36,667. On September 2, 2011, the stockholders holding a majority of the Company’s outstanding common stock adopted an amendment to the Company’s 2008 Stock Option Plan to increase the number of shares of common stock issuable under the plan to 166,667.

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 150,000 shares of common stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 1,293,334 from 150,000 shares to 1,443,334 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016.

The following table summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2016:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2015	1,407,736	$2.82 - 12.00	4.94 years	$58,512	$8.10
Options Granted	85,086
Options Exercised	–
Options Cancelled	114,298
Options Expired	–
Balance at September 30, 2016	1,378,524	$2.82 - 12.00	4.24 years	$432,848	$8.12

Exercisable December 31, 2015	100,021	$2.82	4.80 years	$58,512	$2.82
Exercisable September 30, 2016	120,024	$2.82 - 6.00	4.20 years	$336,068	$3.35

During the year ended December 31, 2015, the Company granted options to purchase 1,407,736 shares of common stock to officers, directors, employees, and consultants. These stock options generally vest between one and three years, while a portion vested upon grant. The fair value of these options was determined to be $2,402,395 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$2.82 – $12.00
Dividend Yield	0%
Volatility	100% - 137%
Risk-free interest rate	0.89% - 1.25%
Expected life of options	2.5 - 3.5 years

During the three months ended March 31, 2016, the Company recognized stock based compensation expense of $564,985. The expense recognized reflects revisions to (i) align with the graded vesting of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black Scholes model, and (iii) reflect the accurate number of options granted in 2015. As such, included in the total stock based compensation expense recognized in this first quarter of 2016 is $220,564 of true-up expenses from prior periods. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the current and prior periods.

During the three months and nine months ended September 30, 2016, the Company recognized $358,919 and $1,236,880 in stock compensation expense, respectively. During the three and nine months ended September 30, 2015, the Company did not recognize any stock based compensation expense.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 1,651,666 and 1,685,000 at each of September 30, 2016 and December 31, 2015, respectively.

In connection with the sale of the Company’s Series A Convertible Preferred Stock in May 2014, Chardan Capital Markets LLC (“Chardan”) acted as sole placement agent in consideration for which Chardan received a cash fee of $535,000 and a warrant to purchase up to 100,000 shares of the Company’s common stock. These warrants are exercisable immediately, have an exercise price of $6.00 per share, and have a five-year term.

On October 29, 2015, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1,443,334 shares of its common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 1,443,334 shares of common stock for a purchase price of $3.00 per share and the associated warrants for gross proceeds to the Company of $4,330,000 (the “2015 Private Placement”). The closing of the 2015 Private Placement occurred on November 3, 2015. The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $3.30 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The warrants are exercisable immediately. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

In connection with the sale of the Company’s common stock in October 2015, Chardan acted as sole placement agent in consideration for which Chardan received a cash fee of $300,000 and a warrant to purchase up to 141,667 shares of the Company’s common stock. These warrants are exercisable immediately, have an exercise price of $3.60 per share, and have a five-year term.

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2016:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	1,685,000	$3.30 – 6.00	4.75 years	$3.48	$–
Warrants Granted	–	–	–	–	–
Warrants Exercised	33,334	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at September 30, 2016	1,651,666	$3.30 – 6.00	4.00 years	$3.48	$4,394,750

Exercisable December 31, 2015	1,685,000	$3.30 – 6.00	4.75 years	$3.48	$–
Exercisable September 30, 2016	1,651,666	$3.30 – 6.00	4.00 years	$3.48	$4,394,750

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

At September 30, 2016, the Company has net operating loss carry forwards of approximately $19,186,000 that may be offset against future taxable income from the year 2017 through 2036.

Note 15: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andrew Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each was to receive an annual base salary of $200,000 and $180,000, respectively. Effective August 28, 2016, Amy Moynihan Heyward resigned from her position as President of the Company but will remain on the Board of Directors.

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

Rental expenses incurred for operating leases during the three months ended September 30, 2016 and 2015 were $35,160 and $34,136, respectively. Rental expenses incurred for operating leases during the nine months ended September 30, 2016 and 2015 were $104,985 and $106,271, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2016	$35,160
2017	143,451
2018	36,214
$214,825

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

Note 18: Related Party

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andrew Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffet’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the second and third quarters of 2016, the Company earned $247 and $0 in royalties from this agreement, respectively.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services.

Note 19: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2016 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On October 6, 2016, the Board of Directors of the Company authorized a reverse stock split in preparation for the Company’s anticipated uplisting on the NASDAQ Capital Market.
•	On November 4, 2016, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-3 reverse stock split of the Company’s issued and outstanding common stock. As a result of the reverse stock split, every three shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The reverse stock split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options and warrants outstanding. No fractional shares will be issued in connection with the reverse stock split. Stockholders who would otherwise hold a fractional share of common stock will receive an increase to their common stock as the common stock will be rounded up to a full share. The total number of authorized shares of common stock was reduced from 700,000,000 to 233,333,334 in conjunction with the reverse stock split. The reverse stock split became effective on November 9, 2016. All disclosures of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited financial statements and related notes for the three and nine months ended September 30, 2016. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

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

Our Business

We are a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, our portfolio features "content with a purpose" for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand SpacePop; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius , re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison's Secret Lab®, available on Netflix, public broadcast stations and our Kid Genius channel on Comcast's Xfinity on Demand; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, we act as licensing agent for certain brands, leveraging our existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

On November 4, 2016, the Company filed an amendment to it Articles of Incorporation to affect a reverse split on a 1-for-3 (the “2016 Reverse Split”). The 2016 Reverse Split was effective with FINRA on November 9, 2016. All common stock share and per share information in this Form 10-Q, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the 2016 Reverse Split, unless otherwise indicated. The total number of authorized shares of common stock was reduced from 700,000,000 to 233,333,334 in conjunction with the 2016 Reverse Split.

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

SpacePop: Premiering on YouTube on September 20, 2016, SpacePop is music and fashion driven animated property that has garnered over 10 million views and over 31,000 subscribers since its launch. With 108 three-minute webisodes greenlit for production, SpacePop has a best-in-class development and production team on board including Steve Banks (head writer and story editor of Sponge Bob Square Pants ) as content writer; Han Lee ( Pink Fizz, Bobby Jack ) for original character designs; multiple Grammy Award-winning producer and music veteran Ron Fair ( Fergie, Mary J. Blige, Black Eyed Peas, Pussycat Dolls, Christina Aguilera and more), singer-songwriter Stefanie Fair (founding member of RCA’s girl group Wild Orchid with Fergie) for the original SpacePop theme music; and veteran music producer and composer John Loeffler (Kidz Bop, Pokemon) for original songs. Current promotional partners include with Six Flags, Dippin’ Dots, and Camplified. We have collaborated with licensing partners throughout North America, including Taste Beauty (beauty and bath products), Bare Tree Media (emoticons), Canal Toys (craft and activity kits), Yowie Group, Ltd. (confections), Jaya Apparel (apparel), and Sony Pictures Home Entertainment (home entertainment). Additionally, SpacePop products ranging from apparel and accessories, to beauty, cosmetics, candy, books, and music will be available at select Claire's and Kohl's starting in October. We will add a program at a third national retailer starting in December 2016 with a dedicated feature space merchandising over 20 SpacePop items from our various licensees creating the ultimate SpacePop destination in time for holiday 2016.

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

Kid Genius Cartoon Channel

In April 2015, we partnered with Comcast to launch the new Kid Genius Cartoon Channel on Xfinity on Demand. With Xfinity, Kid Genius is currently in over 22 million homes. In November 2016, we partnered with a leading kids app distributor adding Over-The-Top (“OTT”) distribution expanding onto platforms such as Roku, Apple TV, Amazon and Google and adding an additional 20 million homes. Our plans are to continue this roll-out into 2017 adding additional reach with the goal of being in over 80 million homes. Kid Genius Cartoon Channel combines the powerful value of owning a channel in its own right with the ability to promote our brands and products.

Recent Events

Production Financing

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, non-recourse, secured, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely for the production of the series.

Distribution agreement with Sony Pictures Home Entertainment Inc.

On February 18, 2016, we entered into a distribution agreement with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which we agreed to grant Sony certain rights for the marketing and distribution of our animated feature-length motion pictures and animated television series in the United States and in Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid us an advance in the amount of $2,000,000 against future royalties.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2016 and 2015

Revenue.

	Three months ended
	9/30/2016	9/30/2015	Change	% Change
Licensing & Royalties	$85,660	$98,035	$(12,375)	-13%
Television & Home Entertainment	34,826	182,715	(147,889)	-81%
Product Sales	–	–	–	N/A
Total Revenue	$120,486	$280,750	$(160,264)	-57%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended September 30, 2016 compared to September 30, 2015, this category decreased modestly by $12,375 (13%) due the transition from one distribution partner to another.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the three months ended September 30, 2016, Television & Home Entertainment revenue decreased $147,889 (81%) compared to the three months ended September 30, 2015, representing the commencement of deliveries of Thomas Edison’s Secret Lab in the third quarter of 2015 with fewer deliveries in the current quarter.

Cost of Sales and Operating Costs.

	Three months ended
	9/30/2016	9/30/2015	Change	% Change
Cost of Sales	$21,209	$23,127	$(1,918)	-8%
Amortization of Film & TV Costs	23,011	42,642	(19,631)	-46%
General and Administrative	1,389,360	878,347	511,013	58%
Marketing and Sales	220,627	91,258	129,369	142%
Other (Gains)/Losses	–	–	–	N/A
Total Costs and Operating Expenses	$1,654,207	$1,035,374	$618,833	60%

Cost of Sales decreased $1,918 during the three months ended September 30, 2016 compared to the same period of 2015. The decrease was primarily the result of certain non-capitalizable expenses associated with the release of Thomas Edison’s Secret Lab. Similarly, amortization of Film and TV costs decreased during the three months ended September 30, 2016 compared to the prior period as a result of the amortization of film costs commensurate with decreased revenue associated with Thomas Edison’s Secret Lab.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, other professional services, and depreciation and amortization. General and administrative costs for the three months ended September 30, 2016 increased $511,013 (58%) compared to the same period in 2015. Of this increase, $358,919 was attributable to stock based compensation for options granted to officers, directors, employees, and consultants in the fourth quarter of 2015.

Marketing and sales expenses increased $129,369 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to expenses related to out promotional efforts for our SpacePop property.

Other Income / (Expense).

	Three months ended
	9/30/2016	9/30/2015	Change	% Change
Other Income	$3,238	$11,421	$(8,183)	-72%
Interest Expense	(417)	(723)	306	-42%
Gain (Loss) on Distribution Contracts	–	(47,650)	47,650	100%
Interest Expense - Related Parties	–	(6,224)	6,224	100%
Unrealized Gain (Loss) on Foreign Currency Translation	–	(20)	20	100%
Net Other Income (Expense)	$2,821	$(43,196)	$46,017	107%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the three months ended September 30, 2016, other income totaled $2,821 compared to a loss of $43,196 in the prior period. This $46,017 improvement related to the lack of a loss on distribution contracts in the current period.

Comparison of Results of Operations for the nine months ended September 30, 2016 and 2015

Revenue.

	Nine months ended
	9/30/2016	9/30/2015	Change	% Change
Licensing & Royalties	$347,128	$372,022	$(24,894)	-7%
Television & Home Entertainment	285,433	323,804	(38,371)	-12%
Product Sales	16,150	15,173	977	6%
Total Revenue	$648,711	$710,999	$(62,288)	-9%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2016 compared to September 30, 2015, this category decreased modestly by $24,894 (7%) due the transition from one distribution partner to another.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and foreign markets and the sale of DVDs for home entertainment. During the nine months ended September 30, 2016, Television & Home Entertainment revenue decreased 38,371 (12%) compared to the nine months ended September 30, 2015, representing the commencement of deliveries of Thomas Edison’s Secret Lab in the third quarter of 2015.

Product sales represent physical products, including DVDs and CDs, in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us either directly at wholesale to retail stores or online retailers. During the nine months ended September 30, 2016, product sales increased by $977 (6%) compared to the nine months ended September 30, 2015 due to direct product sales of Warren Buffet’s Secret Millionaires Club at the Berkshire Hathaway annual shareholders’ meeting offset by diminishing direct sales in the first quarter due to the exit from the direct sales business.

Cost of Sales and Operating Costs.

	Nine months ended
	9/30/2016	9/30/2015	Change	% Change
Cost of Sales	$94,520	$45,699	$48,821	107%
Amortization of Film & TV Costs	158,168	42,642	115,526	271%
General and Administrative	4,323,853	2,747,766	1,576,087	57%
Marketing and Sales	686,577	342,318	344,259	101%
Other (Gains)/Losses	1,850	7,500	(5,650)	-75%
Total Costs and Operating Expenses	$5,264,968	$3,185,925	$2,079,043	65%

Cost of Sales increased $48,821 during the nine months ended September 30, 2016 compared to the same period of 2015. The increase was primarily the result of certain non-capitalizable expenses associated with the release of Thomas Edison’s Secret Lab as well as costs related to direct sales of Warren Buffet’s Secret Millionaires Club at the Berkshire Hathaway Annual Shareholders’ meeting. Similarly, amortization of Film and TV costs increased during the nine months ended September 30, 2016 compared to the prior period as a result of the amortization of film costs associated with the release of Thomas Edison’s Secret Lab in the third quarter of 2015.

General and Administrative expenses consist primarily of salaries, employee benefits, as well as other expenses associated with finance, legal, facilities, marketing, rent, other professional services, and depreciation and amortization. General and administrative costs for the nine months ended September 30, 2016 increased $1,576,087 (57%) compared to the same period in 2015. Of this increase, $1,236,880 was attributable to stock based compensation for options granted to officers, directors, employees, and consultants in the fourth quarter of 2015.

Marketing and sales expenses increased $344,259 (101%) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to promotional efforts for our SpacePop and fees paid to external sales consultants for certain key agreements.

Other Income / (Expense).

	Nine months ended
	9/30/2016	9/30/2015	Change	% Change
Other Income	$3,298	$16,965	$(13,667)	-81%
Interest Expense	(2,570)	(2,212)	(358)	-16%
Interest Expense - Related Parties	(6,141)	(18,544)	12,403	67%
Gain (Loss) on Distribution Contracts	258,103	102,350	155,753	152%
Gain/(Loss) on Deferred Financing Costs	–	(9,313)	9,313	100%
Unrealized Gain (Loss) on Foreign Currency Translation	–	(36,258)	36,258	100%
Net Other Income (Expense)	$252,690	$52,988	$199,702	377%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the nine months ended September 30, 2016, other loss totaled $252,690 compared to $52,988 in the prior period. This $199,702 increase was primarily due to the $275,000 settlement of a distribution agreement with limited comparable activity in the prior period.

Liquidity and Capital Resources

Working Capital

At September 30, 2016, we had current assets of $4,167,708, including cash of $3,642,667 and current liabilities of $3,554,617, including certain trade payables of $925,000 to which we dispute the claim, resulting in working capital of $613,091 representing a decrease of $2,212,260 from working capital of $2,825,351 as of December 31, 2015. During the nine months ended September 30, 2016, we received gross proceeds of $2,000,000 pursuant to our distribution agreement with Sony Pictures Home Entertainment and $275,000 for the settlement of a distribution agreement. Additionally, we issued to our Chief Executive Officer, Andrew Heyward, 79,561 shares of common stock valued at $5.16 per share in satisfaction of $410,535 in short term advances.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely for the production of the series.

Comparison of Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Cash totaled $3,642,667 at September 30, 2016 and $2,147,931 at September 30, 2015. The change in cash during the nine month periods ended September 30, 2016 and 2015 is as follows:

	9/30/2016	9/30/2015	Change
Cash provided (used) by operations	$(1,885,328)	$(2,611,607)	$726,279
Cash provided (used) in investing activities	(7,192)	(292,074)	284,882
Cash provided (used) in financing activities	347,567	750,513	(402,946)
Increase (decrease) in cash	$(1,544,953)	$(2,153,168)	$608,215

During the nine months ended September 30, 2016, our primary source of cash was financing activity proceeds from the exercise of warrants as well as proceeds from the Llama production facility. During the comparable period in 2015, our primary source of cash was financing activity including the collection of the second payment related to a long-term, exclusive supply chain services contract. During both periods, these funds were primarily used to fund operations.

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2016 was $1,885,328 as compared to a use of $2,611,607 during the prior period, representing an improvement in the cash used by operating activities of $726,279 based on the operating results discussed above as well as the receipt of the advance from Sony offset by film and television costs related to the development and production of SpacePop, Llama Llama, Rainbow Rangers, and Stan Lee’s Cosmic Crusaders.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $7,192 as compared to a use of $292,074 for the comparable period in 2015, representing a decrease in cash used in investing activities of $284,882. This decrease is primarily the result of approximately $180,000 spent on leasehold improvements in our leased office space in the first quarter of 2015 and as well as the development expenditures for certain intangible assets without comparable activity in 2016.

Financing Activities

Cash generated from financing activities during the nine months ended September 30, 2016 was $347,267 as compared to $750,513 generated in the comparable period in 2015 representing a decrease of $402,946. During the first quarter of 2014, we entered into a long-term, exclusive supply chain services agreement in which we will order a minimum level of disc replication, packaging and distribution services for our content across all physical media. As consideration for these minimum order levels, we received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. During the nine months ended September 30, 2016, cash generated from financing activities related to $110,000 received from the exercise of certain outstanding warrants as well as draw-downs on the Llama production facility.

Capital Expenditures

As of September 30, 2016, we do not have any material commitments for capital expenditures.

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

Revenue Recognition

We recognize revenue in accordance with ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, we recognize revenue when (i) persuasive evidence of a sale with a customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended September 30, 2016, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2016, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 19, 2016, the Company issued 2,500 shares of common stock valued at $6.00 per share, the day’s closing stock price, to a vendor for services rendered.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended September 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1 *	Article of Incorporation, as amended, of Genius Brands International, Inc., a Nevada corporation.

10.1	Employment Agreement, dated as of April 18, 2016, by and between Genius Brands International, Inc. and Rebecca Hershinger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016.)

10.2	Loan Satisfaction Agreement between Genius Brands International, Inc. and Andrew Heyward dated May 5, 2016 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016.)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2016	By:	/s/ Andrew Heyward
Andrew Heyward, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

