Form 10-K
period 2016-12-31
Genius Brands International, Inc.
filed 2017-03-31
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

____________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange where registered

Common Stock, par value $0.001 per share	The NASDAQ Capital Market, LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed based upon the last sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2016 was $28,599,153.

As of March 30, 2017, there were 5,652,091 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Overview

Genius Brands International, Inc. (“we”, “us”, “our”, “Genius” or the “Company”) is a global media company that creates and licenses animated multimedia content for children. Led by award-winning creators and producers, we distribute our content worldwide in all formats, as well as a broad range of consumer products based on our characters. In the children's media sector, Genius Brands’ portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including new preschool property Rainbow Rangers; tween music-driven brand SpacePOP; Rainbow Rangers, a girls mission-based adventure series; preschool property to debut on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison's Secret Lab, available on Netflix, public broadcast stations and the Kid Genius Cartoon Channel; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also co-producing an all-new adult animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter. Additionally, under Genius Brands International’s wholly owned subsidiary, A Squared Entertainment, we represent third-party properties, including From Frank, a humor greeting card and product line, and Celessence Technologies, the world's leading microencapsulation company, across a broad range of categories in territories around the world.

Recent Developments

Warrant Exercise

On February 9, 2017, we entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with certain holders of our existing warrants (the “Original Warrants”). The Original Warrants were originally issued on November 3, 2015, to purchase an aggregate of 1,443,362 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $3.30 per share and were to expire on November 3, 2020.

Pursuant to the Agreement, the holders of the Original Warrants and we agreed that such Original Warrant holders would exercise their Original Warrants in full and we would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, we also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant is not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

We received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of our Common Stock and Market Price Warrants to purchase an aggregate of 371,699 shares of our Common Stock.

Chardan Capital Markets LLC acted as financial advisor on the Private Transaction in consideration for which it received $363,617 and was issued New Warrants for 115,000 shares of Common Stock.

Reverse Stock Split and Listing on Nasdaq

On November 4, 2016, we effected a reverse stock split on a one-to-three basis. The reverse stock split became effective on November 9, 2016. The reverse stock split was implemented to facilitate our successful uplisting on the NASDAQ Capital Market. Unless otherwise noted, all share and per share data give effect to such reverse stock split of our Common Stock.

Distribution Agreement with Sony Pictures Home Entertainment Inc.

On February 18, 2016, we entered into a distribution agreement (“Distribution Agreement”) with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which we agreed to grant Sony certain rights for the marketing and distribution of our animated feature-length motion pictures and animated television series in the United States and Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid us an advance in the amount of $2.0 million, against future royalties.

On January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to Sony’s sister company Sony DADC US Inc. (“DADC”) for certain disk manufacturing and replication services.

In connection with such transaction, we issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. Future cash flow from the distributed products under the Distribution Agreement, if any, will be impacted by the additional recoupment obligation. In connection with the above issuance of our shares, we entered into a subscription agreement with Sony, effective as of January 17, 2017.

Our Products

Original Content

We own and produce original content that is meant to entertain and enrich toddlers to tweens as well as families. It is generally a three-year cycle from the inception of an idea, through production of the content and development and distribution of a range of consumer products to retail, creating an inevitable lag time between the creation of the intellectual property to the realization of economic benefit of those assets. Our goal is to maintain a robust and diverse portfolio of brands, appealing to various interests and ages, featuring evergreen topics with global appeal. Our portfolio of intellectual property can be licensed, re-licensed, and exploited for years to come, with revenue derived from multiple sources and territories. Our portfolio of original content includes:

Content in Production

Llama Llama: We are currently in production on fifteen half-hour animated episodes to premiere on Netflix this year. Llama Llama’s creators include Oscar-winning director Rob Minkoff (The Lion King), director Saul Blinkoff (Doc McStuffins), showrunner Joe Purdy, art director Ruben Aquino (Frozen) and Emmy-winning producers Jane Startz and Andy Heyward. Based on the NY Times #1 best-selling children’s books of the same name, the animated series centers on young Llama Llama’s first steps in growing up and facing childhood milestones. Each episode will be structured around a childhood milestone coupled with a life lesson learned by Llama Llama and his friends, told with a sense of humor, vitality, and understanding. The global licensing program was unveiled in June 2016 at the Licensing Expo held in Las Vegas.

SpacePop: SpacePop is music and fashion driven animated property that has garnered over 14 million views and over 48,000 subscribers since its launch in May 2016. With 108 three-minute webisodes greenlit for production, SpacePop has a best-in-class development and production team on board including Steve Banks (head writer and story editor of Sponge Bob Square Pants) as content writer; Han Lee (Pink Fizz, Bobby Jack) for original character designs; multiple Grammy Award-winning producer and music veteran Ron Fair (Fergie, Mary J. Blige, Black Eyed Peas, Pussycat Dolls, Christina Aguilera and more), singer-songwriter Stefanie Fair (founding member of RCA’s girl group Wild Orchid with Fergie) for the original SpacePop theme music; and veteran music producer and composer John Loeffler (Kidz Bop, Pokemon) for original songs. Current promotional partners include Six Flags, Dippin’ Dots, and Camplified. We have collaborated with licensing partners throughout North America, including Taste Beauty (beauty and bath products), Bare Tree Media (emoticons), Canal Toys (craft and activity kits), Yowie Group, Ltd. (confections), Jaya Apparel (apparel), and Sony Pictures Home Entertainment (home entertainment). Additionally, SpacePop products ranging from apparel and accessories, to beauty, cosmetics, candy, books and music became available at select Claire’s and Kohl’s in October 2016. We added a program at Toys “R” Us® in December 2016 with a dedicated feature space merchandising over 20 SpacePop items from our various licensees creating the ultimate SpacePop destination in time for the December 2016 holiday season.

Stan Lee’s Cosmic Crusaders: Stan Lee’s Cosmic Crusaders is a co-production between us, Stan Lee’s POW! Entertainment, and The Hollywood Reporter of an adult-themed animated series whose launch coincided with “Stan Lee’s 75 Years in Business” salute in The Hollywood Reporter’s Comic-Con issue. Stan Lee’s Cosmic Crusaders is based on a concept by Stan Lee and written by Deadpool co-creator Fabian Nicieza. With 52 eleven-minute episodes greenlit for production, the first four episodes premiered exclusively on THR.com with one episode that aired during Comic-Con International 2016. Stan Lee’s Cosmic Crusaders is the first series to launch on THR.com and will be promoted through The Hollywood Reporter’s YouTube channel, Facebook, Twitter and Instagram pages. The global consumer products program was introduced at Licensing Expo 2016 with national retailer Hot Topic secured as anchor retail partner.

Content in Development

Rainbow Rangers: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven heroic pixies from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When danger arrives, these seven pixie girls ride a rainbow across the sky and land wherever they are needed most in the small human city of Hopewell Junction. In February of 2017, we announced that we had partnered with Mattel Inc.’s Fisher Price Toys as the master toy partner for the new series.

Already Released Content

Thomas Edison’s Secret Lab: Thomas Edison’s Secret Lab is a STEM-based comedy adventure series by Emmy-nominated writer Steve Banks (SpongeBob Square Pants), multi-Emmy Award-winning writer Jeffrey Scott (Dragon Tales), and Emmy Award-winning producer Mark Young (All Dogs Go To Heaven 2). The series includes 52 eleven-minute episodes as well as 52 original music videos produced by Grammy Award-winning producer Ron Fair. The animated series follows the adventures of Angie, a 12-year-old prodigy who, along with her young science club, discovers Thomas Edison’s secret lab.

Warren Buffett’s Secret Millionaire’s Club: With 26 thirty-minute episodes and 26 four-minute webisodes, this animated series features Warren Buffett who acts as a mentor to a group of kids who have international adventures in business. Secret Millionaire’s Club empowers kids by helping them learn about the business of life and the importance of developing healthy life habits at an early age.

Baby Genius: For more than ten years, Baby Genius has earned worldwide recognition for creating award-winning products for toddlers. Its catalogue of 500 songs, 125 music videos, and toys feature classic nursery rhymes, learning songs, classical music, holiday favorites and more.

Licensed Content

Augmenting our original content, we act as an agent for established brands which attempts to maximize our existing infrastructure while creating incremental sources of revenue for us without additional overhead. These brands include From Frank, a popular line of greeting cards and Celessence Technologies, a microencapsulation technology that releases fragrance and is used to scent products.

Kid Genius Cartoon Channel

In April 2015, we partnered with Comcast to launch the new Kid Genius Cartoon Channel on Xfinity on Demand. With Xfinity, Kid Genius Cartoon Channel is currently in over 22 million homes. In November 2016, we partnered with a leading kids’ app distributor adding Over-The-Top (“OTT”) distribution expanding the channel onto platforms such as Roku, Apple TV, Amazon and Google thus reaching an additional 20 million homes. Our plans are to continue this roll-out into 2017 adding additional reach with the goal of being in over 80 million homes. Kid Genius Cartoon Channel combines the powerful value of owning a channel in its own right with the ability to promote our brands and products.

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. They, the kids, are their own programmers and therefore as content creators we now must offer direct access on multiple fronts. This includes digital distribution as well as linear broadcast. We, through our partnership with Comcast’s Xfinity platform, launched the all-digital on demand network Kid Genius Cartoon Channel. Originally debuting in approximately 22 million households via Comcast, the reach of the Kid Genius Cartoon Channel and therefore all of the Genius Brands content expanded in November 2016 to approximately 42 million households through a distribution deal that brought Kid Genius Cartoon Channel into homes via AppleTV, Roku, Samsung TV, and Amazon Prime. In these homes, Genius Brands programs are always available to kids when they want it. Genius Brands also distributes its content via leading digital providers such as Netflix and Amazon giving additional instant availability to consumers of its shows.

We also have strong ties to and actively solicit placement for our content from the largest linear broadcasters such as Nickelodeon, The Disney Channel, Cartoon Network, Sprout, and PBS. Finally, we are a preferred partner of YouTube having successfully launched an original series with YouTube in May 2016 and making YouTube a focal point of the distribution of some of our shows. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, VOD, and digital distribution.

Finally, we expanded our long term strategic partnership with Sony Pictures Home Entertainment from domestic to a global partnership in January 2017.

Consumer Products

A primary source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly licensing properties to a variety of manufacturers, wholesalers, and retailers. We currently have across all brands in excess of 50 licensees and hundreds of licensed products in the market. Products bearing our marks can be found in a wide variety of retail distribution outlets reaching consumers in over 10,000 retail doors. Our licensees sell to best in class retailers including Wal Mart, Target, Toys R Us, Claire’s, Kohl’s, Best Buy, Hudson News, Barnes & Noble, Amazon.com and many more. We often negotiate dedicated retail space on a direct basis with retailers that will include branded signage to give our brands prominence and clear communication with the consumer. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees are paid out, and we then earn additional revenue.

Marketing

Genius Brands believes that generating awareness and consumer interest in our brands requires a dedicated 360 degree approach to marketing which we regularly deploy. Beyond the content creation and achieving distribution, consumers must become engaged with the content in all aspects of their lives. Successful marketing campaigns for our brands have included utilizing influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers) and influencer marketing, participating in fast casual restaurant promotions, on-pack promotions with leading consumer packaged goods companies, and national live events at theme parks with companies like Six Flags. We also deploy digital and print advertising to support the brands. Finally, we work with a leading PR agency to promote our efforts to both consumer and trade. We regularly initiate grass roots marketing campaigns and strategic partnerships with brands that align and offer value to us. For the year 2016, our marketing efforts led to over 60 million impressions on behalf of our brands.

Competition

We compete against other creators of children’s content including Disney, Nickelodeon, Cartoon Network, and Sesame Street as well as other small and large creators. In the crowded children’s entertainment space, we compete with these other creators for both content distribution across linear, VOD, and digital platforms as well as retail shelf space for our licensed products. To compete, we are focused on our strategic positioning of “content with a purpose” which we believe is a point of differentiation embraced by the industry, as well as parents and educators. Additionally, the Kid Genius Cartoon Channel enables us to increase the awareness of our brands through an owned platform.

Customers and Licensees

Our business is not reliant on one or a few major customers. As of December 31, 2016, we had partnered with over 50 consumer products licensees going to market with over 500 stock keeping units (“SKU”). As of the same date, we licensed our content to over 20 broadcasters in nearly 90 territories globally as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Toys R US, Target, Kohls, Claire’s, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally. In 2016, approximately 19% of our revenue was attributable to the recognition of revenues earned from one customer that paid advances in 2013 and 2014 for the administration of certain music publishing right on our behalf.

Government Regulation

The FCC requires broadcast networks to air a required number of hours of Educational and Informational content (E/I). We are subject to online distribution regulations, namely the FTC’s Children’s Online Privacy Protection Act (COPPA) which regulates the collection of information of children younger than 13 years old.

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

We also maintain websites which include our corporate website located at www.gnusbrands.com, as well as www.spacepopgirls.com, www.kidgeniustv.com, www.babygenius.com, www.smckids.com, www.slam7.com, and www.edisonsecretlab.com. These websites are subject to laws and regulations directly applicable to Internet communications and commerce, which is a currently developing area of the law. The United States has enacted Internet laws related to children’s privacy, copyrights and taxation. However, laws governing the Internet remain largely unsettled. The growth of the market for Internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the Internet. We cannot predict with certainty what impact such laws will have on our business in the future.  In order to comply with new or existing laws regulating Internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Because our products are manufactured by third parties and licensees, we are not significantly impacted by federal, state and local environmental laws and do not have significant costs associated with compliance with such laws and regulations.

Employees

As of December 31, 2016, we had 19 full-time equivalent employees and an additional seven temporary or contracted part-time or full-time equivalents in certain functions, such as legal, accounting and production management. We employ on an outsourced, as-needed basis, contractors in the fields of investor relations, public relations and production.

Intellectual Property

As of December 31, 2016, we own the following properties and related trademarks: Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Kid Genius”, “Wee Worship”, “A Squared,” “Kaflooey,” and “Ready, Play, Learn” as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have trademark applications pending for Rainbow Rangers and SpacePop.

As of December 31, 2016, we hold 12 registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

As of December 31, 2016, we also held 96 motion picture, 13 sound recording and one literary work copyrights related to our video, music and written work products.

We have a two-third ownership interest in Stan Lee Comics, LLC which owns the publishing brand Stan Lee Comics and all properties produced therein. Stan Lee Comics, LLC is a joint venture with Stan Lee’s POW! Entertainment. Stan Lee Comics, LLC is the owner of the Stan Lee’s Mighty 7 property.

We have 50/50 ownership agreements with the following partners and their related brands: Martha Stewart’s Martha & Friends; and Gisele Bündchen’s Gisele & the Green Team.

In addition to the wholly-owned or partially-owned properties listed above, we have agreements with certain intellectual property owners to represent their content as a licensing agent. We act as a licensing agent for the following established brands: Llama Llama, From Frank, and Celessence Technologies.

Company Information

We were incorporated in California on January 3, 2006 and reincorporated in Nevada in October 2011. We commenced operations in January 2006, assuming all of the rights and obligations of our then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, we (i) changed our domicile to Nevada from California, and (ii) changed our name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, we changed our trading symbol from “PENT” to “GNUS.”

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

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATING TO OUR BUSINESS

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2016, we generated net revenues of $866,875 and incurred a net loss of $6,213,135, while for the previous year, we generated net revenue of $907,983 and incurred a net loss of $3,483,122. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

We will need to generate additional revenue to achieve profitability. We are beginning to generate revenues derived from our existing properties, properties in production, new brands being introduced into the marketplace, and incremental revenue derived from the licensing business we manage on behalf of our clients. However, the ability to sustain these revenues and generate significant additional revenues or achieve profitability will depend upon numerous factors some of which are outside of our control.

We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2016, we had approximately $2,887,921 of available cash, cash equivalents, and restricted cash. Additional funds may be required to fund operations which could be raised through the issuance of equity securities and/or debt financing. There being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Convertible Preferred Stock will result in an adjustment to the conversion ratio, applicable to such securities, resulting in the issuance of additional shares of our Common Stock upon the conversion of our Series A Convertible Preferred Stock, which would further dilute our other stockholders.

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

If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we could be forced to cease our activities and dissolve our company. In such an event, we will need to satisfy various creditors and other claimants, severance, lease termination and other dissolution-related obligations.

Our revenues and results of operations may fluctuate from period to period.

Cash flow and projections for any entertainment company producing original content can be expected to fluctuate until the animated content and ancillary consumer products are in the market and could fluctuate thereafter even when the content and products are in the marketplace. There is significant lead time in developing and producing animated content before that content is in the marketplace. Unanticipated delays in entertainment production can delay the release of the content into the marketplace. Structured retail windows that dictate when new products can be introduced at retail are also out of our control. While we believe that we have mitigated this in part by creating a slate of properties at various stages of development or production as well as representing certain established brands which contribute immediately to cash flow, any delays in the production and release of our content and products or any changes in the preferences of our customers could result in lower than anticipated cash flows.

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

While trends in the toddler to tween sector change quickly, we respond to trends and developments by modifying, refreshing, extending, and expanding our product offerings on an on-going basis. However, we operate in extremely competitive industries where the ultimate appeal and popularity of content and products targeted to this sector can be difficult to predict. We believe our focus on “content with a purpose” serves an underrepresented area of the toddler to tween market; however, if the interest of our audience trends away from our current properties toward other offerings based on current media, movies, animated content or characters, and if we fail to accurately anticipate trends in popular culture, movies, media, fashion, or technology, our products may not be accepted by children, parents, or families and our revenues, profitability, and results of operations may be adversely affected.

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

We have sought a competitive advantage by providing “content with a purpose” which are both entertaining and enriching for children and offer differentiated value that parents seek in making purchasing decisions for their children. While we do not believe that this value proposition is specifically offered by our competitors, our competitors have greater financial resources and more developed marketing channels than we do which could impact our ability, through our licensees, to secure shelf space thereby decreasing our revenues or affecting our profitability and results of operations.

The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third-parties could negatively impact our business.

As part of our business model to manage cash flows, we have partnered with a number of third-party production and animation studios around the world for the production of our new content in which these partners fund the production of the content in exchange for a portion of revenues generated in certain territories. We are reliant on our partners to produce and deliver the content on a timely basis meeting the predetermined specifications for that product. The delivery of inferior content could result in additional expenditures by us to correct any problems to ensure marketability. Further, delays in the delivery of the finished content to us could result in our failure to deliver the product to broadcasters to which it has been pre-licensed. While we believe we have mitigated this risk by aligning the economic interests of our partners with ours and managing the production process remotely on a daily basis, any failures or delays from our production partners could negatively affect our profitability.

If we fail to honor our obligations under the terms of our third party supplier or loan agreements, our business may be adversely affected.

In early 2014, we entered into an exclusive 3-year arrangement with DADC which gave DADC the right to fulfill our DVD and CD duplication requirements for our product. In consideration for these exclusive rights, we received an initial marketing support payment of $750,000 with an additional $750,000 paid in February 2015. DADC was to recoup the marketing support payment through a premium on the physical media unit costs. We were obligated to repay a pro-rata portion of the marketing support payment if we do not order a minimum number of DVD/CD units during the term and to do so may require us to divert funds from operations which may have a material adverse effect on our business.

On February 18, 2016, we entered into a Distribution Agreement with Sony pursuant to which we agreed to grant Sony certain rights for the marketing and distribution of our animated feature-length motion pictures and animated television series in the United States and Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony paid us an advance in the amount of $2.0 million, against future royalties.

On January 10, 2017, we entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to DADC for certain disk manufacturing and replication services, thereby terminating the agreement with DADC.

In connection with such transaction, we issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the distribution agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. Future cash flow from the distributed products under the distribution agreement, if any, will be impacted by the additional recoupment obligation. In connection with the above issuance of our shares, we entered into a subscription agreement with Sony, effective as of January 17, 2017.

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, non-recourse, secured, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of one, three, or six month LIBOR plus 3.25%. We are obligated to repay the Facility and intend to do so from the receipt of the license fees to be received from Netflix commencing on the final delivery and acceptance of Series by Netflix. We have secured a completion bond through Film Finances Inc. to insure our obligations under the terms of the License Agreement with Netflix. A material default in the terms of the License Agreement with Netflix or a failure to deliver the Series in accordance with the terms of the License Agreement could result in a default in the terms of the Facility and liability, among other remedies, for the repayment of the Facility and/or the completion bond. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the Series. If we fail to comply with our obligations under the foregoing loan agreement, our business may be adversely affected.

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

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

Loss of key personnel may adversely affect our business.

Our success greatly depends on the performance of our executive management team, including Andy Heyward, our Chief Executive Officer and Stone Newman, our President of Global Consumer Products, Worldwide Content Sales & Marketing. The loss of the services of any member of our core executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition.

Our management team currently owns a substantial interest in our voting stock.

As of December 31, 2016, our management team and Board of Directors beneficially own or control (including conversions, options or warrants exercisable or convertible within 60 days) a combined 1,819,825, or 39.8%, of our shares currently outstanding (including conversions, options or warrants exercisable or convertible within 60 days). Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our Common Stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

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

RISKS RELATING TO OUR COMMON STOCK

Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.

Our Common Stock currently trades on the NASDAQ Capital Market. There is limited public float, and trading volume historically has been low and sporadic. As a result, the market price for our Common Stock may not necessarily be a reliable indicator of our fair market value. The price at which our Common Stock trades may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

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

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our Common Stock.

Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of blank check preferred stock. Any additional preferred stock that we issue in the future may rank ahead of our Common Stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our Common Stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of Common Stock, which could dilute the value of Common Stock to current stockholders and could adversely affect the market price, if any, of our Common Stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

We do not expect to pay dividends in the future and any return on investment may be limited to the value of our Common Stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because the return on investment will only occur if its stock price appreciates.

Our outstanding Series A Convertible Preferred Stock contains anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing Common Stock holders which could adversely affect our stock price.

Our outstanding Series A Convertible Preferred Stock contains anti-dilution provisions to benefit the holders thereof. As a result, if we, in the future, issue Common Stock or grant any rights to purchase our Common Stock or other securities convertible into our Common Stock for a per share price less than the then existing conversion price of the Series A Convertible Preferred Stock, an adjustment to the then current conversion price would occur. This reduction in the conversion price could result in substantial dilution to our then-existing common stockholders as well as give rise to a beneficial conversion feature reported on our statement of operations. Either or both of which could adversely affect the price of our Common Stock.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, under Rule 144, a non-affiliated person who has held restricted shares of our Common Stock for a period of six months may sell into the market all of their shares, subject to us being current in our periodic reports filed with the Commission.

As of March 30, 2017, approximately 3,138,171 shares of Common Stock of the 5,652,091 shares of Common Stock issued and outstanding are free trading. Additionally, as of March 30, 2017, there are 1,481,667 shares of Common Stock underlying the Series A Convertible Preferred Stock that could be sold pursuant to Rule 144. As of the same date, there are 1,553,359 shares of Common Stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements. Lastly, as of March 30, 2017, there are 1,373,554 shares of Common Stock underlying outstanding options granted and 69,780 shares reserved for issuance under our Genius Brands International, Inc. Amended 2015 Incentive Plan, all of which are unregistered but will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. We pay rent of approximately $136,542 annually, subject to annual escalations of 3%.

Item 3.	Legal Proceedings.

We are not party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

Item 4.	Mine Safety Disclosures.

N/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock began trading on the NASDAQ Capital Market under the symbol “GNUS” on November 21, 2016. Prior to that our Common Stock traded on the OTCQB of the OTC Markets Group Inc. under the same symbol.

The table below sets forth (i) for the periods during which our Company was quoted on the OTCQB, the high and low bid prices for our Common Stock as reported on the OTCQB during the periods indicated, and (ii) for the periods during which our Company has been listed on the NASDAQ Capital Market, the high and low sales prices for our Common Stock as reported by the Nasdaq Capital Market for the periods indicated.

The quotations below, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions. The bid quotations and sales prices reflect a 1-for-100 reverse stock split we effected on April 7, 2014 and a one-for-three reverse stock split we effected on November 9, 2016.

Period (Listed on The NASDAQ Capital Market)	Quarter High	Quarter Low

November 21, 2016 through December 31, 2016	$7.05	$5.20

Period (Quoted on OTCQB)	Quarter High	Quarter Low
January 1, 2015 through March 31, 2015	$8.22	$4.50
April 1, 2015 through June 30, 2015	$9.30	$5.88
July 1, 2015 through September 30, 2015	$6.60	$3.60
October 1, 2015 through December 31, 2015	$4.26	$2.40
January 1, 2016 through March 31, 2016	$3.75	$1.80
April 1, 2016 through June 30, 2016	$7.14	$3.69
July 1, 2016 through September 30, 2016	$6.51	$5.55
October 1, 2016 through November 20, 2016	$7.13	$5.34

The last reported closing price for our Common Stock on the NASDAQ Capital Market on March 30, 2017 was $3.86 per share.

Holders

As of March 30, 2017, the number of shares of Common Stock outstanding was 5,652,091. As of March 30, 2017, there were approximately 247 record holders of our shares of issued and outstanding Common Stock. This number does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid dividends on our Common Stock. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2016, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its Common Stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,373,554	$8.14	69,780
Equity compensation plans not approved by shareholders	–	–	–
Total	1,373,554	$8.14	69,780

Issuances of Unregistered Sales of Securities

None

Item 6.	Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2016 and 2015. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described above in the section entitled “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on its characters. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand SpacePop; Rainbow Rangers, a girls mission-based adventure series; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison’s Secret Lab®, available on Netflix, public broadcast stations and our Kid Genius Cartoon Channel on Comcast’s Xfinity on Demand; Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also co-producing an all-new adult-themed animated series, Stan Lee’s Cosmic Crusaders, with Stan Lee’s Pow! Entertainment and The Hollywood Reporter.

In addition, we act as licensing agent for certain brands, leveraging our existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world’s leading microencapsulation company.

Recent Events

Warrant Exercise

On February 9, 2017, we entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with certain holders of our existing warrants (the “Original Warrants”). The Original Warrants were originally issued on November 3, 2015, to purchase an aggregate of 1,443,362 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $3.30 per share and were to expire on November 3, 2020.

Pursuant to the Agreement, the holders of the Original Warrants and we agreed that such Original Warrant holders would exercise their Original Warrants in full and we would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, we also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant is not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

We received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of our Common Stock and Market Price Warrants to purchase an aggregate of 371,699 shares of our Common Stock.

Chardan Capital Markets LLC acted as financial advisor on the Private Transaction in consideration for which it received $363,617 and was issued New Warrants for 115,000 shares of Common Stock.

Distribution Agreement with Sony Pictures Home Entertainment Inc.

On February 18, 2016, we entered into a distribution agreement (“Distribution Agreement”) with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which we agreed to grant Sony certain rights for the marketing and distribution of our animated feature-length motion pictures and animated television series in the United States and Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid us an advance in the amount of $2.0 million, against future royalties.

On January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to Sony’s sister company Sony DADC US Inc. (“DADC”) for certain disk manufacturing and replication services.

In connection with such transaction, we issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. Future cash flow from the distributed products under the distribution agreement, if any, will be impacted by the additional recoupment obligation. In connection with the above issuance of our shares, we entered into a subscription agreement with Sony, effective as of January 17, 2017.

Results of Operations

Our summary results for the years ended December 31, 2016 and 2015 are below.

Revenues

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change	% Change
Licensing & Royalties	$469,527	$492,134	$(22,607)	-5%
Television & Home Entertainment	356,150	400,676	(44,526)	-11%
Advertising Sales	27,330	–	27,330	N/A
Product Sales	13,868	15,173	(1,305)	-9%
Total Revenue	$866,875	$907,983	$(41,108)	-5%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the year ended December 31, 2016 compared to December 31, 2015, this category decreased $22,607 or 5% primarily due to the transition from one distribution partner to another.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. During the year ended December 31, 2016, Television & Home Entertainment revenue decreased $44,526 or 11% compared to the year ended December 31, 2015, primarily due to deliveries of Thomas Edison’s Secret Lab commencing in the third quarter of 2015 without comparable activity in the latter half of 2016.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $27,330 during the year ended December 31, 2016, compared to zero revenue in the prior period as we began to monetize our growing base of homes served.

Product sales represent physical products including DVDs and CDs in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us either directly at wholesale to retail stores or online retailers. During the year ended December 31, 2016, product sales decreased by $1,305 or 9% compared to the year ended December 31, 2015.

Total Expenses

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change	% Change
Marketing and Sales	$1,035,128	$420,399	$614,729	146%
Direct Operating Costs	279,217	200,418	78,799	39%
General and Administrative	6,017,391	3,823,510	2,193,881	57%
Total Expenses	$7,331,736	$4,444,327	$2,887,409	65%

Marketing and sales expenses increased $614,729 for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to promotional and branding activity related to the June 2016 debut of SpacePop on YouTube and in preparation for its launch at retail locations in the fourth quarter of 2016 as well as an increase in trade show expenses related to our promotion of our brands at MIPCOM in the Fall of 2016.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the year ended December 31, 2016, we recorded film and television cost amortization expense of $167,788 and participation expense of $17,238 compared to prior period expenses of $127,552 and $0, respectively. These increases are primarily due to our continued exploitation of Thomas Edison’s Secret Lab.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for the year ended December 31, 2016 increased $2,193,881 compared to the same period in 2015. This increase includes: (i) increases in share-based compensation expense of $1,549,878 related to the grant of options to officers, directors, employees and consultants in the fourth quarter of 2015 and in 2016; (ii) increases in salaries and related expenses of $209,711 associated with several critical hires in various functions including the President of the Kid Genius Cartoon Channel; (iii) increases in investor relations expense of $198,230; and (iv) increases in professional fees of $61,309 related to the up-listing to the NASDAQ Capital Market from OTCQB. Fluctuations in other general and administrative expenses make up the balance of the increase.

Other Income / (Expense)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change	% Change
Other Income	$6,651	$18,870	$(12,219)	-65%
Interest Expense	(2,675)	(2,576)	(99)	4%
Interest Expense - Related Parties	(8,503)	(24,757)	16,254	-66%
Gain / (Loss) on Distribution Contracts	258,103	115,811	142,292	123%
Gain / (Loss) on Impairment of Assets	(1,850)	(7,500)	5,650	-75%
Gain / (Loss) on Deferred Financing Costs	–	(9,313)	9,313	-100%
Unrealized Gain (Loss) on Foreign Currency Translation	–	(37,313)	37,313	-100%
Net Other Income (Expense)	$251,726	$53,222	$198,504	373%

Other income (expense) represents non-operating income and expense such as interest expense and the gain or loss on certain transactions as well as unrealized foreign currency translation adjustments related to certain contracts denominated in foreign currency. For the year ended December 31, 2016, other income totaled $251,726 compared to $53,222 in the prior period. This $198,504 increase was primarily due to the $275,000 settlement of a distribution agreement with limited comparable activity in the prior period.

Liquidity and Capital Resources

Working Capital

At December 31, 2016, we had current assets of $3,376,788, including cash, cash equivalents, and restricted cash of $2,887,921 and current liabilities of $3,856,192, including certain trade payables of $925,000 to which we dispute the claim and a service advance of $1,489,583 payable to DADC, resulting in a working capital deficit of $479,404, representing a decrease of $3,304,755 from working capital of $2,825,351 as of December 31, 2015.

Subsequent to the end of the period, on January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to DADC. On a proforma basis, had the transaction closed during 2016, our working capital balance would have been $1,010,179 representing a $1,815,172 decrease from the prior year.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series.

Comparison of Cash Flows for the Years Ended December 31, 2016 and 2015

Our total cash, cash equivalents, and restricted cash was $2,887,921 and $5,187,620 at December 31, 2016 and 2015, respectively. The change in cash is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change
Cash used in operations	$(3,716,277)	$(3,396,581)	$(319,696)
Cash used in investing activities	(11,494)	(294,207)	282,713
Cash provided by financing activities	1,428,072	4,577,309	(3,149,237)
Increase (decrease) in cash and cash equivalents	$(2,299,699)	$886,521	$(3,186,220)

During the year ended December 31, 2016, our primary source of cash was the $2.0 million advance from Sony in the first quarter of 2016 coupled with financing activities including the proceeds from the exercise of warrants as well as proceeds from the Llama Llama production facility. During the comparable period in 2015, our primary source of cash was financing activity including the collection of the second payment related to a long-term, exclusive supply chain services contract. During both periods, these funds were primarily used to fund operations including the continued investment in our film and television assets as well as marketing support for our brands.

Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $3,716,277 as compared to a use of $3,396,581 during the prior period, representing additional cash used by operating activities of $319,696 based on the operating results discussed above as well as the receipt of the $2.0 million advance from Sony offset by film and television costs related to the development and production of SpacePop, Llama Llama, Rainbow Rangers, and Stan Lee’s Cosmic Crusaders.

Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was $11,494 as compared to a use of $294,207 for the comparable period in 2015, representing a decrease in cash used in investing activities of $282,713. This decrease is primarily the result of approximately $180,000 spent on leasehold improvements in our leased office space in the first quarter of 2015 and as well as the development expenditures for certain intangible assets without comparable activity in 2016.

Financing Activities

Cash generated from financing activities for the year ended December 31, 2016 was $1,428,072 as compared to $4,577,309 generated in the comparable period in 2015 representing a decrease of $3,149,237.

During the first quarter of 2014, we entered into a long-term, exclusive supply chain services agreement in which we agreed to order a minimum level of disk replication, packaging and distribution services for our content across all physical media. As consideration for these minimum order levels, we received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. Additionally, during the fourth quarter of 2015, we conducted a private placement with certain accredited investors pursuant to which it sold an aggregate of 1,443,362 shares of its Common Stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 1,443,362 shares of Common Stock for a purchase price of $3.00 per share and associated warrant for net proceeds of $3,872,782.

During the year ended December 31, 2016, cash generated from financing activities related to $110,000 received from the exercise of certain outstanding warrants as well as draw-downs on the Llama production facility.

Capital Expenditures

As of December 31, 2016, we do not have any material commitments for capital expenditures.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with FASB ASC 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units, of which we have one. While we may use a variety of methods to estimate fair value for impairment testing, our primary method is discounted cash flows. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill or indefinite lived intangible assets in future periods.

Other intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. In accordance with FASB ASC 350 Intangible Assets, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset.

Film and Television Costs

We capitalize production costs for episodic series produced in accordance with FASB ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. We expense all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

We capitalize production costs for films produced in accordance with FASB ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. We evaluate its capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Additionally, for both episodic series and films, from time to time, we develop additional content, improved animation and bonus songs/features for its existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition

We recognize revenue in accordance with FASB ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, we recognize revenue when (i) persuasive evidence of a sale with a customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

Our licensing and royalty revenue represents revenue generated from license agreements that are held in conjunction with third parties that are responsible for collecting fees due and remitting to us our share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Licensing income that we recognize as an agent is in accordance with FASB ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, our revenue is our gross billings to its customers less the amounts we pay to suppliers for their products and services.

We sell advertising on our Kid Genius channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, we recognize revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to us on a monthly basis, and revenue will be reported in the month the impressions are served.

We recognize revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by FASB ASC 605 Revenue Recognition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. We are still evaluating the impact that the provisions of ASU 2014-09 and related subsequent updates will have on our consolidated financial position, results of operations and cash flows.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows is minimal.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data

The financial statements are included herein commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2016, under the headings “Management and Corporate Governance Matters,” and “Code of Conduct and Ethics,” respectively, and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Independent Public Accountants” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
3.4	Certificate of Correction to the Articles of Incorporation of Genius Brands International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2011)
3.5	Articles of Merger, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.6	Articles of Merger, filed with the Secretary of State of the State of California (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
3.7	Amendment to Bylaws dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013)
3.9	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2014)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.11	Certificate of Change to Articles of Incorporation, filed with the Secretary of State of the State of Nevada (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2016)
3.12	Amendment to Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.2	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.4	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
4.5	Form of Senior Indenture (Incorporated by reference from Registration Statement on Form S-3 filed with the SEC on November 25, 2016)
4.6	Form of Subordinated Indenture (Incorporated by reference from Registration Statement on Form S-3 filed with the SEC on November 25, 2016)
4.7	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2017)
4.8	Form of Market Price Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2017)
10.1†	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated October 29, 2013 (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on October 31, 2013)
10.2†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

10.3†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.5†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.6	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.8†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Amy Moynihan Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.9†	Termination Agreement dated November 15, 2013 between Genius Brands International, Inc. and Klaus Moeller (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.10	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.13†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on December 18, 2015)
10.14†	Memorandum Regarding Services dated November 1, 2015 between Genius Brands International, Inc. and Michael D. Handelman (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.16	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.17†	Employment Agreement dated April 18, 2016 between Genius Brands International, Inc. and Rebecca Hershinger (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)
10.18	Loan and Security Agreement dated August 5, 2016 between Genius Brands International, Inc. and Llama Productions LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016)
10.19	Subscription Agreement dated January 17, 2017 between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.20	Form of Warrant Exercise Agreement dated February 9, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2017)
21.1*	List of Subsidiaries
23.1*	Consent of Haynie & Company and Squar Milner LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ¥	XBRL Instance Document
101.SCH ¥	XBRL Schema Document
101.CAL ¥	XBRL Calculation Linkbase Document
101.DEF ¥	XBRL Definition Linkbase Document
101.LAB ¥	XBRL Label Linkbase Document
101.PRE ¥	XBRL Presentation Linkbase Document

__________

*	Filed herewith.
¥	Previously filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2016.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brand International, Inc.

March 31, 2017	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

March 31, 2017		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2017	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

March 31, 2017		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2017		/s/ Amy Moynihan Heyward
Amy Moynihan Heyward
Director

March 31, 2017		/s/ Bernard Cahill
Bernard Cahill
Director

March 31, 2017		/s/ Joseph “Gray” Davis
Joseph “Gray” Davis
Director

March 31, 2017		/s/ P. Clark Hallren
P. Clark Hallren
Director

March 31, 2017		/s/ Lynne Segall
Lynne Segall
Director

March 31, 2017		/s/ Anthony Thomopoulos
Anthony Thomopoulos
Director

March 31, 2017		/s/ Margaret Loesch
Margaret Loesch
Director

GENIUS BRANDS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Genius Brands International, Inc.

We have audited the accompanying consolidated statements of financial condition of Genius Brands International, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2015 financial statements to correct the errors, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ Squar Milner LLP

Los Angeles, California

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Genius Brands International, Inc.

Beverly Hills, California

We have audited, before the effects of the adjustments described in Note 2, the accompanying consolidated balance sheet of Genius Brands International, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (the consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of the adjustments described in Note 2, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Brands International, Inc. and subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Squar Milner LLP.

/s/ Haynie and Company

Haynie and Company

Salt Lake City, UT

March 30, 2016

Genius Brands International, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
		(As Revised - See Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,887,921	$5,187,620
Restricted Cash	1,000,000	–
Accounts Receivable, net	122,910	171,867
Inventory, net	6,562	7,080
Prepaid and Other Assets	359,395	65,464
Total Current Assets	3,376,788	5,432,031

Property and Equipment, net	90,461	150,948
Film and Television Costs, net	2,260,964	1,003,546
Intangible Assets, net	1,845,650	1,918,206
Goodwill	10,365,805	10,365,805
Total Assets	$17,939,668	$18,870,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$648,638	$359,433
Accrued Expenses	249,482	509,477
Deferred Revenue	410,662	305,850
Accrued Salaries and Wages	132,827	96,385
Disputed Trade Payable	925,000	925,000
Service Advance	1,489,583	–
Short Term Debt - Related Party	–	410,535
Total Current Liabilities	3,856,192	2,606,680

Long Term Liabilities:
Deferred Revenue	2,695,946	652,689
Production Loan Facility	1,332,004	–
Service Advance	–	1,489,583
Total Liabilities	7,884,142	4,748,952

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 4,895 and 5,290 shares issued and outstanding, respectively	5	6
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 4,010,649 and 3,753,179 shares issued and outstanding, respectively	4,011	3,753
Common Stock to Be Issued	24	24
Additional Paid in Capital	46,697,005	44,547,427
Accumulated Deficit	(36,642,761)	(30,429,626)
Accumulated Other Comprehensive Income (Loss)	(2,758)	–
Total Equity	10,055,526	14,121,584

Total Liabilities and Stockholders’ Equity	$17,939,668	$18,870,536

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2016 and 2015

	Year Ended
	December 31, 2016	December 31, 2015
		(As Revised - See Note 2)
Revenues:
Licensing & Royalties	$469,527	$492,134
Television & Home Entertainment	356,150	400,676
Advertising Sales	27,330	–
Product Sales	13,868	15,173
Total Revenues	866,875	907,983

Expenses:
Marketing and Sales	1,035,128	420,399
Direct Operating Costs	279,217	200,418
General and Administrative	6,017,391	3,823,510
Total Expenses	7,331,736	4,444,327

Loss from Operations	(6,464,861)	(3,536,344)

Other Income (Expense):
Other Income	6,651	18,870
Interest Expense	(2,675)	(2,576)
Interest Expense - Related Party	(8,503)	(24,757)
Gain on Distribution Contracts	258,103	115,811
Loss on Impairment of Assets	(1,850)	(7,500)
Loss on Deferred Financing Costs	–	(9,313)
Unrealized Loss on Foreign Currency Translation	–	(37,313)
Other Income	251,726	53,222

Loss before Income Taxes	(6,213,135)	(3,483,122)

Income Tax Expense	–	–

Net Loss	(6,213,135)	(3,483,122)

Beneficial Conversion Feature on Preferred Stock	–	(3,783,850)

Net Loss Applicable to Common Shareholders	(6,213,135)	(7,266,972)

Net Loss per Common Share (Basic And Diluted)	$(1.59)	$(2.91)

Weighted Average Shares Outstanding (Basic and Diluted)	3,915,178	2,500,854

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2016 and 2015

	Year Ended
	December 31, 2016	December 31, 2015
		(As Revised- See Note 2)
Net Loss Applicable to Common Shareholders	$(6,213,135)	$(7,266,972)

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Loss on Foreign Currency Translation	(2,758)	–
Other Comprehensive Loss	(2,758)	–
Comprehensive Loss	$(6,215,893)	$(7,266,972)

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2016 and 2015

	Common Stock		Preferred Stock		Common Stock To Be Issued		Additional Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2014	2,124,817	$2,125	6,000	$6	–	$–	$36,880,771	$(23,162,654)	$–	$13,720,248

Common Stock Issued for Cash, Net of Offering costs	1,443,362	1,443	–	–	–	–	3,826,339	–	–	3,827,782
Conversion of Preferred Shares	185,000	185	(710)	–	–	–	(185)	–	–	–
Value of beneficial conversion feature upon conversion of preferred shares	–	–	–	–	–	–	3,783,850	(3,783,850)		–
Share-based compensation	–	–	–	–	–	–	31,919	–	–	31,919
Shares to be issued	–	–	–	–	–	24	(24)	–	–	–
Imputed Interest for Short Term Debt – Related Party	–	–	–	–	–	–	24,757	–	–	24,757
Net Loss	–	–	–	–	–	–	–	(3,483,122)	–	(3,483,122)
Balance, December 31, 2015 (As Revised - See Note 2)	3,753,179	3,753	5,290	6	–	24	44,547,427	(30,429,626)	–	14,121,584

Exercise of Warrants	33,334	33	–	–	–	–	109,967	–	–	110,000
Conversion of Preferred Shares	131,667	132	(395)	(1)	–	–	(131)	–	–	–
Conversion of Short Term Debt - Related Party	79,561	80	–	–	–	–	410,455	–	–	410,535
Issuance of Common Stock for Services	12,500	13	–	–	–	–	38,987	–	–	39,000
Adjustment to reconcile shares common shares outstanding due to reverse stock split	408	0	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	–	–	1,581,797	–	–	1,581,797
Imputed Interest for Short Term Debt – Related Party	–	–	–	–	–	–	8,503	–	–	8,503
Net Loss	–	–	–	–	–	–	–	(6,213,135)	–	(6,213,135)
Other Comprehensive Loss	–	–	–	–	–	–	–	–	(2,758)	(2,758)
Balance, December 31, 2016	4,010,649	$4,011	4,895	$5	–	$24	$46,697,005	$(36,642,761)	$(2,758)	$10,055,526

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(6,213,135)	$(3,483,122)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	167,788	127,552
Depreciation and Amortization Expense	142,687	133,911
Imputed Interest Expense – Related Party	8,503	24,757
Bad Debt Expense / (Recovery)	–	42,739
Stock Issued for Services	39,000	–
Share-based Compensation Expense	1,581,797	31,919
(Gain) Loss on Distribution Contracts	(258,103)	(115,811)
(Gain) Loss on Impairment of Assets	1,850	7,500
(Gain) Loss on Deferred Financing Asset	–	9,313
(Gain) Loss on Foreign Currency Translation	–	37,313

Change in Operating Assets:
Accounts Receivable	294,792	65,317
Inventory	518	4,611
Prepaid Expenses & Other Assets	(314,754)	142,846
Film and Television Costs	(1,390,450)	(827,145)
Accounts Payable	289,205	(946)
Accrued Salaries and Wages	36,442	46,097
Deferred Revenue and Advances	2,146,998	117,212
Other Accrued Expenses	(249,415)	239,356
Net Cash Used in Operating Activities	(3,716,277)	(3,396,581)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(5,650)	(111,221)
Investment in Fixed Assets	(5,844)	(182,986)
Net Cash Used in Investing Activities	(11,494)	(294,207)

Cash Flows from Financing Activities:
Proceeds from Exercise of Warrants	110,000	–
Proceeds from Production Loan Facility	1,318,072	–
Sale of Common Stock	–	3,827,782
Proceeds from Service Advance	–	750,000
Proceeds of Short-Term Debt - Related Party	–	1,661
Payments to Short-Term Debt - Related Party	–	(2,134)
Net Cash Provided by Financing Activities	1,428,072	4,577,309

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(2,299,699)	886,521
Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	5,187,620	4,301,099
Cash, Cash Equivalents, and Restricted Cash – End of Period	$2,887,921	$5,187,620

Genius Brands International, Inc.

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$2,675	$2,576

Schedule of Non-Cash Financing and Investing Activities:
Issuance of Common Stock in Satisfaction of Short Term Debt - Related Party	$410,535	$–

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand SpacePop; Rainbow Rangers, a girls mission-based adventure series; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison's Secret Lab®, available on Netflix, public broadcast stations and the Company’s Kid Genius Carton Channel on Comcast's Xfinity on Demand; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, the Company acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama; From Frank, a humor greeting card and product line; and Celessence Technologies, the world's leading microencapsulation company.

The Company commenced operations in January 2006, assuming all the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, the Company (i) changed its domicile to Nevada from California, and (ii) changed its name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, the Company changed its trading symbol from “PENT” to “GNUS”.

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

On November 4, 2016, the Company filed a certificate to change its Articles of Incorporation to effect a reverse split on a one-for-three basis (the “2016 Reverse Split”). The 2016 Reverse Split became effective on November 9, 2016. All common stock (“Common Stock”) share and per share information in this Annual Report on Form 10-K (“Form 10-K”), including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the 2016 Reverse Split, unless otherwise indicated.

Liquidity

Historically, the Company has incurred net losses. For the years ended December 31, 2016 and 2015, the Company reported a net loss of $6,213,135 and $3,483,122, respectively, and reported net cash used in operating activities $3,716,277 and $3,396,581, respectively. As of December 31, 2016, the Company had an accumulated deficit of $36,642,761 and total stockholders’ equity of $10,055,526. At December 31, 2016, the Company had current assets of $3,376,788, including cash, cash equivalents, and restricted cash of 2,887,921 and current liabilities of $3,856,192, including certain trade payables of $925,000 to which the Company disputes the claim and a service advance of $1,489,583, resulting in a working capital deficit of $479,404.

During 2016 and subsequent to the end of the year, the Company completed several key transactions that enhanced cash and working capital balances:

•	During the first quarter of 2016, we entered into a home entertainment distribution agreement (“Distribution Agreement”) with Sony Pictures Home Entertainment Inc. (“Sony”), pursuant to which we agreed to grant Sony certain rights for the marketing and distribution of our animated feature-length motion pictures and animated television series in the United States and Canada, and potentially additional countries. In consideration for such rights, and subject to certain conditions, Sony has paid us an advance in the amount of $2,000,000, against future royalties.
•	Additionally, during the third quarter of 2016, Llama Productions LLC, a wholly-owned subsidiary of the Company (“Llama Productions”), closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility with Bank Leumi USA for the production of its animated series Llama Llama. The credit facility matures in December 2019.
•	Subsequent to the end of the period, on January 10, 2017, the Company entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony agreed to pay Sony DADC US Inc. (“DADC”), its sister company, the service advance of $1,489,583, the amount which was owed and payable by us to DADC. In connection with the transaction, we issued to Sony 301,231 shares of our Common Stock at $4.945 per share (See Note 8 for additional information about this transaction).
•	Subsequent to the end of the period, on February 9, 2017, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with certain holders of the Company’s existing warrants (the “Original Warrants”) for which it received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued additional warrants to these holders (See Note 19 for additional information about the Private Transaction).

While the Company believes that its proforma cash balances and working capital combined with its production facility and deal pipeline will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and attain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development or production plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2016 and 2015 consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Our consolidated financial statements for the year ended December 31, 2015, include an immaterial revision to additional paid in capital as well as retained earnings related to the beneficial conversion feature of certain preferred securities. The effect of the revision was to increase additional paid in capital by $3,383,850 and to reduce retained earnings by the same amount with no net effect to total stockholders’ equity. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated this error and, based on an analysis of quantitative and qualitative factors, has determined that it was not material to any of the reporting periods affected and no amendments to previously filed 10-Q or 10-K reports with the SEC are required.

The following table summarizes impact of these errors on the Company’s consolidated financial statement, principally the consolidated balance sheet and the consolidated statement of operations as the errors and corrections are both non-cash items. All information has been adjusted for the 2016 Reverse Split.

Impact of Errors on the Consolidated Balance Sheet
	As of December 31, 2015		As of December 31, 2015
	As Presented	Adjustment	As Revised
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 5,290 shares issued and outstanding	$6	$–	$6
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 3,753,179 shares issued and outstanding	3,753	–	3,753
Common Stock to Be Issued	24	–	24
Additional Paid in Capital	41,163,577	3,383,850	44,547,427
Accumulated Deficit	(27,045,776)	(3,383,850)	(30,429,626)
Total Equity	$14,121,584	$–	$14,121,584

Impact of Errors on the Consolidated Statement of Operations
	For the Year Ended December 31, 2015		For the Year Ended December 31, 2015
	As Presented	Adjustment	As Revised
Net Loss	$(3,483,122)	$–	$(3,483,122)
Beneficial Conversion Feature on Preferred Stock	(400,000)	(3,383,850)	(3,783,850)
Net Loss Applicable to Common Shareholders	$(3,883,122)	$(3,383,850)	$(7,266,972)
Net Loss per Common Share	$(1.55)	$(1.36)	$(2.91)
Weighted Average Shares Outstanding	2,500,854	–	2,500,854

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

The financial statements have been prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. Restricted Cash includes $1,000,000 that the Company deposited into a cash account to be used solely for the production of its series Llama Llama as a condition of its loan agreement with Bank Leumi.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $110,658 as of each of December 31, 2016 and 2015.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 and $28,813 at December 31, 2016 and 2015, respectively.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with FASB ASC 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, we are required to estimate the fair market value of each of our reporting units, of which we have one. While we may use a variety of methods to estimate fair value for impairment testing, our primary method is discounted cash flows. We estimate future cash flows and allocations of certain assets using estimates for future growth rates and our judgment regarding the applicable discount rates. Changes to our judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill or indefinite lived intangible assets in future periods.

Other intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. In accordance with FASB ASC 350 Intangible Assets, the costs of new product development and significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset.

Film and Television Costs

The Company capitalizes production costs for episodic series produced in accordance with FASB ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. The Company expenses all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

The Company capitalizes production costs for films produced in accordance with FASB ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Additionally, for both episodic series and films, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, the Company recognizes revenue when (i) persuasive evidence of a sale with a customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

The Company’s licensing and royalty revenue represents revenue generated from license agreements that are held in conjunction with third parties that are responsible for collecting fees due and remitting to the Company its share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Licensing income the Company recognizes as an agent is in accordance with FASB ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, the Company’s revenue is its gross billings to its customers less the amounts it pays to suppliers for their products and services.

The Company sells advertising on its Kid Genius channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue will be reported in the month the impressions are served.

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by FASB ASC 605 Revenue Recognition.

Share-Based Compensation

As required by FASB ASC 718 - Stock Compensation, the Company recognizes an expense related to the fair value of our share-based compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2016, the Company had one account with an uninsured balance of $789,318, another with an uninsured balance of $11,947, and a third with an uninsured balance of $335,418. As of December 31, 2015, the Company had one account with an uninsured balance of $4,900,000.

For fiscal year 2016, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounts for 19% of total revenue but represents 0% accounts receivable. For fiscal year 2015, the Company had three customers whose total revenue exceeded 10% of the total consolidated revenue. These customers account for 15%, 19%, and 16% of total revenue, respectively. Those three accounts made up 56%, 0%, and 0% of accounts receivable, respectively. The major customers for the year ended December 31, 2016 are not necessarily the same as the major customers at December 31, 2015. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2016 and 2015, no allowance for bad debt has been established for the major customers as these amounts are believed to be fully collectible.

Fair value of financial instruments

The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments. The carrying amount of the Production Loan Facility approximates fair value since the debt carries a variable interest rate that is tied to either the current Prime or LIBOR rates plus an applicable spread.

We adopted FASB ASC 820 as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. The Company is still evaluating the impact that the provisions of ASU 2014-09 and related subsequent updates will have on the Company's consolidated financial position, results of operations and cash flows.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows is minimal.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Inventory

During 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to a licensing model. In addition to nominal changes to the reserve made during the normal course of business, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. As of December 31, 2016, and 2015, the Company had recorded a total reserve of $26,097 and $28,813, respectively.

Note 4: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2016, and 2015:

	December 31. 2016	December 31, 2015
Furniture and Equipment	$12,385	$12,385
Computer Equipment	42,654	36,810
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	247,679	241,835
Less Accumulated Depreciation	(157,218)	(90,887)
Property and Equipment, Net	$90,461	$150,948

During the years ended December 31, 2016 and 2015, the Company recorded depreciation expense of $66,331 and $64,458, respectively.

Note 5: Film and Television Costs, Net

As of December 31, 2016, the Company had net Film and Television Costs of $2,260,964 compared to $1,003,546 at December 31, 2015. The increase relates primarily to the production and development of SpacePop, Llama Llama, Rainbow Rangers, and Stan Lee’s Cosmic Crusaders offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab and SpacePop.

During the years ended December 31, 2016 and 2015, the Company recorded Film and Television Cost amortization expense of $167,788 and $127,552, respectively.

The following table highlights the activity in Film and Television Costs as during the years ended December 31, 2016 and 2015:

Total
Film and Television Costs, Net as of 12/31/2014	$303,953
Additions to Film and Television Costs	827,145
Film Amortization Expense	(127,552)
Film and Television Costs, Net as of 12/31/2015	1,003,546
Additions to Film and Television Costs	1,390,450
Capitalized Interest	34,756
Film Amortization Expense	(167,788)
Film and Television Costs, Net as of 12/31/2016	$2,260,964

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through December 31, 2016, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of December 31, 2016, and 2015:

	12/31/2016	12/31/2015
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	185,020	181,220
Intangible Assets, Gross	2,119,527	2,115,727
Less Accumulated Amortization (c)	(273,877)	(197,521)
Intangible Assets, Net	$1,845,650	$1,918,206

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through December 31, 2016, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through December 31, 2016, the Company has not recognized any impairment expense related to these assets.
(c)	During the years ended December 31, 2016 and 2015, the Company recognized $76,356 and $69,453, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of December 31, 2016 is as follows:

Fiscal Year:
2017	$55,520
2018	26,119
2019	9,236
2020	8,655
2021	2,059
Remaining	4,061
Total	$105,650

Note 7: Deferred Revenue

As of December 31, 2016, and 2015, the Company had total short term and long term deferred revenue of $3,106,608 and $958,539, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2016 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016.

Note 8: Accrued Liabilities – Current

As of December 31, 2016, and 2015, the Company has the following current accrued liabilities:

	December 31, 2016	December 31, 2015
Accrued Salaries and Wages (a)	$132,827	$96,385
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	1,489,583	–
Other Accrued Expenses	249,482	509,477
Total Accrued Liabilities - Current	$2,796,892	$1,530,862

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.

(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of December 31, 2016, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible. The Company is working with the counterparty to extinguish this liability.

(c)

During the first quarter of 2014, the Company entered into an exclusive three-year agreement with DADC to provide all CD, DVD and BD replication, packaging and distribution to the Company’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disk replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

Subsequent to the end of the fiscal year, on January 10, 2017, the Company entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony agreed to pay DADC $1,489,583, the amount which was owed and payable by us to DADC for the disk replication, packaging and distribution services.

In connection with such transaction, we issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. (See Note 7 for additional information about the advance.)

Note 9: Short Term Debt - Related Party

As part of the Merger, the Company acquired certain liabilities from A Squared. From time to time, A Squared required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andy Heyward. As of December 31, 2015, these advances totaled $410,535. On May 4, 2016, the Company issued to Mr. Heyward 79,561 shares of common stock valued at $5.16 per share, the day’s closing stock price, in full payment and satisfaction of these advances.

These advances were interest free and had no stated maturity. The Company applied an imputed interest rate of 6% in accordance with FASB ASC 835-30-45. During years ended December 31, 2016 and 2015, the Company recognized imputed interest expense of $8,503 and $24,757 as a contribution to additional paid-in capital, respectively.

Note 10: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA for the production of its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely for the production of the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of December 31, 2016, the Company was in compliance with these covenants.

As of December 31, 2016, the Company had gross outstanding borrowing under the facility of $1,505,307 against which financing costs of $173,303 were applied resulting in net borrowings of $1,332,004.

Note 11: Stockholders’ Equity

Common Stock

As of December 31, 2016, the total number of authorized shares of common stock was 233,333,334.

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

On October 29, 2015, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1,443,362 shares of its common stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 1,443,362 shares of common stock for a purchase price of $3.00 per share and the associated warrants for gross proceeds to the Company of $4,330,000 (“2015 Private Placement”). The closing of the 2015 Private Placement occurred on November 3, 2015. Stock offering costs were $502,218. (See Note 13 for additional information about these warrants.)

On October 6, 2016, the Board of Directors of the Company authorized a reverse stock split in preparation for the Company’s anticipated uplisting on the NASDAQ Capital Market.

On November 4, 2016, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-three reverse stock split of the Company’s issued and outstanding common stock. As a result of the 2016 Reverse Split, every three shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The 2016 Reverse Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options and warrants outstanding. No fractional shares were issued in connection with the 2016 Reverse Split. Stockholders who would otherwise hold a fractional share of common stock will receive an increase to their common stock as the common stock will be rounded up to a full share. The total number of authorized shares of common stock was reduced from 700,000,000 to 233,333,334 in conjunction with the 2016 Reverse Split. The 2016 Reverse Split became effective on November 9, 2016. All disclosures of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

As of December 31, 2016, and 2015, there were 4,010,649 and 3,753,179 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the year ended December 31, 2016:

•	On various dates during the year ended December 31, 2016, the Company issued 131,668 shares of the Company’s common stock as a conversion of 395 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.
•	On various dates during the year ended December 31, 2016, the Company issued 33,334 shares of the Company’s common stock for the exercise of 33,334 warrants each with an exercise price of $3.30 for total cash proceeds of $110,000.
•	On March 12, 2016, the Company issued 10,000 shares of the Company’s common stock valued at $2.40 per share as part of a settlement agreement with an entity that had provided music production services to the Company.
•	On May 4, 2016, the Company issued to Mr. Heyward 79,561 shares of common stock valued at $5.16 per share, the day’s closing stock price, in satisfaction of certain short term advances.
•	On July 19, 2016, the Company issued 2,500 shares of common stock valued at $6.00 per share, the day’s closing stock price, to a vendor for services rendered.

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

As of December 31, 2016, and 2015, there were 4,895 and 5,290 shares of Series A Convertible Preferred Stock outstanding, respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock”. On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Each share of the Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share, based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Convertible Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Convertible Preferred Stock is $1,000 and the initial conversion price is $6.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Convertible Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock possess no voting rights.

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

As the conversion price of the Series A Convertible Preferred Stock on a converted basis was below the market price of the common shares on the closing date, this resulted in a beneficial conversion feature recorded as an “imputed” dividend of $2,010,000. In addition, during the fourth quarter of 2015, in connection with the 2015 Private Placement in which the Company’s common stock was sold at $3.00 per share, the conversion price of the Series A Convertible Preferred Stock decreased to $3.00. This decrease resulted in an additional beneficial conversion feature of $3,383,850 which has now been recognized as of the time of the 2015 Private Placement as opposed to at the time of each investor’s conversion of the Series A Convertible Preferred Stock into common stock. (See Basis of Presentation in Note 2, herein).

Note 12: Stock Options

The Company has adopted the provisions of FASB ASC 718 - Compensation which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

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

The following table summarizes the changes in the Company’s stock option plan during the year ended December 31, 2016:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2015	1,407,775	$2.82 - 12.00	4.94 years	$58,512	$8.10
Options Granted	85,088
Options Exercised	–
Options Cancelled	119,309
Options Expired	–
Balance at December 31, 2016	1,373,554	$2.82 - 12.00	3.99 years	$280,642	$8.14

Exercisable December 31, 2015	100,021	$2.82	4.80 years	$58,512	$2.82
Exercisable December 31, 2016	452,535	$2.82 - 6.00	3.95 years	$263,375	$5.29

During the year ended December 31, 2015, the Company granted options to purchase 1,407,775 shares of common stock to officers, directors, employees, and consultants. These stock options generally vest between one and three years, while a portion vested upon grant. The fair value of these options was determined to be $2,402,460 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$2.82 - $12.00
Dividend Yield	0%
Volatility	100% - 137%
Risk-free interest rate	0.89% - 1.25%
Expected life of options	2.5 - 3.5 years

During the three months ended March 31, 2016, the Company recognized share-based compensation expense of $564,985. The expense recognized reflects revisions to (i) align with the graded vesting of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black Scholes model, and (iii) reflect the accurate number of options granted in 2015. As such, included in the total share-based compensation expense recognized in this first quarter of 2016 is $220,564 of true-up expenses from prior periods. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the current and prior periods.

During the years ended December 31, 2016 and 2015, the Company recognized $1,581,797 and $31,919 in share-based compensation expense, respectively. The unvested share-based compensation as of December 31, 2016 was $1,111,629 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 1,651,698 and 1,685,032 at each of December 31, 2016 and 2015, respectively.

In connection with the sale of the Company’s Series A Convertible Preferred Stock in May 2014, Chardan Capital Markets LLC (“Chardan”) acted as sole placement agent in consideration for which it received a cash fee of $535,000 and a warrant to purchase up to 100,002 shares of the Company’s common stock. These warrants are exercisable immediately, have an exercise price of $6.00 per share, and have a five-year term.

In connection with the 2015 Private Placement, the Company issued to accredited investors warrants to purchase up to an aggregate of 1,443,362 shares of common stock for a purchase price of $3.00 per share. The warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $3.30 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The warrants are exercisable immediately. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

In connection with the 2015 Private Placement, Chardan acted as sole placement agent in consideration for which it received a cash fee of $300,000 and a warrant to purchase up to 141,668 shares of the Company’s common stock. These warrants are exercisable immediately, have an exercise price of $3.60 per share, and have a five-year term.

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2016:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2015	1,685,032	$3.30 - 6.00	4.75 years	$3.48	$–
Warrants Granted	–	–	–	–	–
Warrants Exercised	33,334	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Exercisable December 31, 2015	1,685,032	$3.30 - 6.00	4.75 years	$3.48	$–
Exercisable December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913

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

Net deferred tax liabilities consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$7,544,300	$5,808,100
Bad Debt Reserve	44,100	–
Inventory Reserve	10,400	11,200
Amortization	61,500	–
Accrued Compensated Absences	52,900	37,600
Charitable Contributions	5,000	400
Subtotal	7,718,200	5,857,300
Valuation Allowance	(7,647,300)	(5,857,300)
Deferred tax liabilities:
Depreciation	(42,700)	–
Prepaid Expenses	(28,200)	–
Net Deferred Tax Asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Book Loss	$(2,113,000)	$(1,184,300)
Meals and Entertainment	10,300	5,400
Stock Options	537,800	10,900
Stock Issued for Debt Extinguishment	–	14,300
Other	4,700	–
Valuation Allowance	1,560,200	1,153,700
	$–	$–

At December 31, 2016, the Company had net operating loss carry forwards of approximately $19,209,000 that may be offset against future taxable income from the year 2017 through 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 15: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andy Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each was to receive an annual base salary of $200,000 and $180,000, respectively. Effective August 28, 2016, Amy Moynihan Heyward resigned from her position as President of the Company but will remain on the Board of Directors.

Effective July 14, 2014, the Company employed Stone Newman in the newly created operating position of President - Worldwide Consumer Products and executed a three-year employment agreement which either party may terminate on the twelfth and twenty-fourth month anniversary upon thirty (30) days’ notice. Mr. Newman has oversight over all consumer products, licensing and merchandising sales and rights for the Company’s brands and programming as well as certain brands he previously managed prior to his employment by the Company. The agreement provides Mr. Newman with an annual salary of $275,000.

Effective April 18, 2016, the Company entered into an employment agreement with Rebecca Hershinger for the position of Chief Financial Officer. Ms. Hershinger will be entitled to be paid a salary at the annual rate of $175,000 per year, which salary will be increased to $190,000 per year not later than October 1, 2016. The term of the agreement is one year with a mutual option for an additional one-year period. Ms. Hershinger was reimbursed for certain moving and related expenses associated with her relocation from Park City, Utah to Los Angeles, California. In addition, Ms. Hershinger is received a grant of stock options commensurate with those given to the Company’s Executive Vice President and is entitled to receive an annual discretionary bonus based on her performance.

Note 16: Lease Commitments

Rental expenses incurred for operating leases during the years ended December 31, 2016 and 2015 were $140,144 and $140,407, respectively.

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

During the first quarter of 2015, the Company entered into an agreement for new office space to which it relocated its operations upon the expiration of its prior lease. Effective May 1, 2015, the Company began leasing approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, California 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. The Company will pay $136,542 annually subject to annual escalations of 3%.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2017	$143,451
2018	36,214
$179,665

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

In addition, in the normal course of its business, the Company enters into agreements with various service providers such as animation studios, post-production studios, writers, directors, musicians or other creative talent. Pursuant to these agreements, the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Note 18: Related Party

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the second quarter of 2016, the Company earned $247 in royalties from this agreement.

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

Note 19: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2016 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•

Subsequent to the end of the fiscal year, on January 10, 2017, the Company entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony agreed to pay DADC $1,489,583, the amount which was owed and payable by us to DADC for the disk replication, packaging and distribution services.

In connection with such transaction, we issued Sony 301,231 shares of our common stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. (See Notes 7 and 8 for additional information about this transaction.)

•

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Agreement with certain holders of the Company’s Original Warrants. The Original Warrants were originally issued on November 3, 2015, to purchase an aggregate of 1,443,362 shares of the Company’s common stock at an exercise price of $3.30 per share and were to expire on November 3, 2020.

Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full and the Company would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, the Company also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant is not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

The Company received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of the Company’s common stock and Market Price Warrants to purchase an aggregate of 371,699 shares of the Company’s common stock.

Chardan acted as financial advisor on the Private Transaction in consideration for which Chardan received $363,617 and will be issued New Warrants for 115,000 shares of the Company’s common stock.

•	On various dates subsequent to December 31, 2016, an investor converted 450 shares of Series A Convertible Preferred Stock into 150,000 shares of the Company’s common stock at a conversion price of $3.00.

•	On various dates subsequent to December 31, 2016, the Company issued 18,522 shares of Common Stock to certain consultants for services rendered totaling $100,000.

