Form 10-K/A
period 2016-12-31
Genius Brands International, Inc.
filed 2017-04-28
CIK 1355848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Emerging growth company ☐

If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed based upon the last sale price of the registrant’s common stock as reported on the OTCQB on June 30, 2016 was $28,599,153.

As of April 28, 2017, there were 5,827,091 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Genius Brands International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on March 31, 2017, or the “Original Filing.” The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Genius Brands International, Inc.

Genius Brands International, Inc.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of April 28, 2017:

Name	Age	Position

Andy Heyward	68	Chief Executive Officer and Chairman of the Board/Director
Rebecca D. Hershinger	43	Chief Financial Officer
Gregory Payne	62	Corporate Secretary
Bernard Cahill *	51	Director
Joseph “Gray” Davis *	74	Director
P. Clark Hallren *	55	Director
Amy Moynihan Heyward	50	Director
Margaret Loesch *	71	Director
Lynne Segall*	64	Director
Anthony Thomopoulos *	78	Director

_______

* Denotes directors who are “independent” under applicable SEC and NASDAQ rules.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

Background Information

Andy Heyward, 68, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities, and was awarded the 2002 UCLA Alumni Association's Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment.  He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Rebecca D. Hershinger, 43, is a longtime financial executive and has been the Company’s Chief Financial Officer since April 2016. Ms. Hershinger is the former VP of Finance for Metro-Goldwyn-Mayer and began working with Genius Brands through CFO Advisory Services, Inc., a corporation she founded that provided accounting and business advisory services to private and public companies. Ms. Hershinger oversees all of the Company’s corporate finance, accounting and financial reporting functions. Ms. Hershinger also plays a role for Genius Brands with its investor relations and corporate development initiatives. Prior to joining the Company, Ms. Hershinger held finance and corporate development positions at Metro-Goldwyn-Mayer, Inc. in which she was responsible for various finance functions related to M&A analysis, cross-collateralized slate film financing vehicles, and motion picture deal analysis. Ms. Hershinger also served as an Investment Banking Analyst for JP Morgan Chase & Co., covering clients in the entertainment, real estate and hotels & gaming industries. Ms. Hershinger received a Masters of Business Administration in Finance from The Wharton School, University of Pennsylvania, and a Bachelor of Science in Business Administration from Georgetown University.

Gregory Payne, 62, has been the Corporate Secretary of the Company since November 2013 and the Chief Operating Officer and General Counsel to A Squared Entertainment LLC since October 2011 and A Squared Holdings LLC since March 2009. He was an attorney in private practice and the Chairman of Foothill Entertainment, Inc. from 2000 to present. Mr. Payne served as Senior Vice President Legal and Business Affairs to DIC Animation City, DIC Entertainment L.P. and DIC Productions L.P. variously during the period from 1986 to 1998 and was an attorney in private practice from 1978 until 1986. Mr. Payne is a director and 50% shareholder of Foothill Entertainment Inc. Mr. Payne received his Juris Doctorate from Stanford Law School.

Bernard Cahill, 51, has been a Director of the Company since December 2013. Mr. Cahill is the founding partner of ROAR, LLC, an entertainment consulting firm, which he founded in 2004 and is the founding partner of Cahill Law Offices, an entertainment law firm, which he founded in 1995. Mr. Cahill is the founder of Unicorn Games LLC, which was sold to Hasbro, Inc. in 2000. Mr. Cahill holds a Bachelor’s of Science degree in Biology from Illinois State University and a Juris Doctorate from the John Marshall Law School. Mr. Cahill is a member of the Tennessee State and Illinois State Bar. Mr. Cahill was chosen to be a director based on his expertise in the entertainment field.

Joseph “Gray” Davis, 74, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bi-partisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

P. Clark Hallren, 55, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Amy Moynihan Heyward, 50, has been a Director of the Company since December 2013. Ms. Heyward is the co-founder and served as the President of A Squared from 2009 until 2016. Prior to the formation of A Squared, Ms. Heyward served as the Vice President of Marketing at the Los Angeles Times from 2006 to 2008 and from 2003 to 2006. Ms. Heyward served as the director of global marketing for McDonald’s Corporation. From 2002 to 2003, Ms. Moynihan handled promotions and sponsorships for Hasbro, Inc. and from 1994 to 2000, Ms. Heyward worked in various marketing posts for Disney. Ms. Heyward received degrees in Marketing Communications and Journalism from Northeastern University and sits on the Boards of Directors of LA’s Best and After School All-Stars. Ms. Heyward was chosen as a director because of her commercial and trade experience in creating and managing international brands and as co-founder of A Squared Entertainment.

Margaret Loesch, 71, was appointed to the Board of Directors on March 18, 2015. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her bachelors of science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Lynne Segall, 64, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 78, was appointed as a director of the Company on February 27, 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Family Relationships

There are no family relationships between any of our directors and our executive officers with the exception of Andy Heyward and Amy Moynihan Heyward, who are married.

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

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and on written representations from our officers, directors, and any person whom we understand owns more than 10% of our common stock, we found that during 2016, Andy Heyward failed to file one Form 4 report with the SEC on a timely basis, and Rebecca D. Hershinger failed to file one Form 4 report with the SEC on a timely basis.

Code of Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of our officers, directors and employees. A copy of the Code of Conduct and Ethics may be obtained, free of charge, by submitting a written request to the Company or on our website at www.gnusbrands.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investor Relations-Corporate Governance” section of our website at www.gnusbrands.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Board Committees

During 2016, our Board of Directors held four meetings.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2016:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Andy Heyward	Chair
Bernard Cahill	X	X
Joseph “Gray” Davis	X
P. Clark Hallren	X	Chair	X
Amy Moynihan Heyward	X
Margaret Loesch	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X	X	Chair

Meetings in 2016:	4	4	4	1

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating Committee as the functions of each are described below.

Audit Committee

Messrs. Hallren, Cahill, and Thomopoulos serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

The Board of Directors has adopted an Audit Committee Charter and the Audit Committee reviews and reassesses the adequacy of the Charter on an annual basis. The Audit Committee members meet NASDAQ’s financial literacy requirements and are independent under applicable SEC and NASDAQ rules, and the board has further determined that Mr. Hallren (i) is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and (ii) also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Messrs. Thomopoulos and Hallren serve on the Compensation Committee and are independent under the applicable SEC and NASDAQ rules. Our Compensation Committee’s main functions are assisting our Board of Directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans we may adopt. The Compensation Committee’s responsibilities include the following:

•	reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors;

•	conducting a performance review of our Chief Executive Officer;

•	reviewing our compensation policies; and

•	if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.

The Board of Directors has adopted a Compensation Committee Charter and the Compensation Committee reviews and reassesses the adequacy of the Charter on an annual basis.

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

The Board of Directors has adopted a Nominating Committee Charter which the Nominating Committee reviews and reassesses the adequacy of the Charter on an annual basis.

Item 11.	Executive Compensation

Executive Compensation

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named officers for fiscal year 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andy Heyward (2)	2016	200,000	500	–	–	46,000	246,500
Chief Executive Officer	2015	200,000	–	–	740,752	–	940,752

Rebecca D. Hershinger (3)	2016	190,000	500	–	322,884	–	513,384
Chief Financial Officer	2015	–	–	–	–	41,250	41,250

Gregory B. Payne (4)	2016	190,000	500	–	–	–	190,500
Corporate Secretary	2015	175,000	500	–	149,116	–	324,616

Amy Moynihan Heyward (5)	2016	180,000	–	–	–	–	180,000
Former President	2015	180,000	–	–	740,752	–	920,752

Michael Handelman (6)	2016	120,000	–	–	–	–	120,000
Former Chief Executive Officer	2015	120,000	–	–	65,504	–	185,504

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)

In association with the Merger, Mr. Heyward was appointed Chief Executive Officer of the Company on November 15, 2013. Per his employment agreement, Mr. Heyward is entitled to an annual salary of $200,000.

On December 14, 2015, the Company granted Mr. Heyward 443,750 stock options with strike prices of $6.00 to $12.00, a term of five years, and vesting ranging from one to three years after the grant date anniversary related to Mr. Heyward’s role as Chief Executive Officer.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama.

(3)

Ms. Hershinger was originally appointed Chief Financial Officer of the Company on October 24, 2014 and resigned on June 26, 2015 for which she earned $41,250 in 2015 pursuant to her engagement letter.

On April 18, 2016, the Company entered into an employment agreement with Ms. Hershinger, whereby Ms. Hershinger agreed to serve as the Company’s Chief Financial Officer for a period of one year, with a mutual option for an additional one year period, in consideration for an annual salary of $175,000, which salary was to be increased to $190,000 per year not later than October 1, 2016. On April 17, 2017, the Company and Ms. Hershinger extended the employment agreement for one additional year.

On September 13, 2016, the Company granted Ms. Hershinger 85,088 stock options with strike prices of $6.00 to $12.00, a term of five years, and vesting ranging from immediate to between one to three years after the grant date anniversary.

6

(4)

In association with the Merger, Mr. Payne was appointed Corporate Secretary of the Company for which he is entitled to an annual salary of $175,000. Mr. Payne’s annual compensation was increased to $190,000 on October 1, 2016.

On October 19, 2015, the Company granted Mr. Payne 20,003 stock options with a strike price of $2.82, a term of five years, and immediate vesting. On December 14, 2015, the Company granted Mr. Payne 65,085 stock options with strike prices of $6.00 to $12.00, a term of five years, and vesting ranging from one to three years after the grant date anniversary.

(5)

In association with the Merger, Ms. Heyward was appointed President of the Company on November 15, 2013. Ms. Heyward resigned from her position as President of the Company and President of A Squared on August 28, 2016. Per her November 15, 2013 Employment Agreement, Ms. Heyward was entitled to an annual salary of $180,000.

On December 14, 2015, the Company granted Ms. Heyward 443,750 stock options with strike prices of $6.00 to $12.00, a term of five years, and vesting ranging from one to three years after the grant date anniversary related to Ms. Heyward’s role as President. Upon Ms. Heyward’s resignation, all of these options, which were classified as Incentive Stock Options, converted to Non-Qualified Stock Options provided that she continues her service on the Board of Directors.

(6)

Mr. Handelman was appointed Chief Financial Officer of the Company on June 26, 2015 and resigned on April 18, 2016. Pursuant to his original Memorandum Regarding Services, he was to receive certain defined payments. Pursuant to a second Memorandum Regarding Services effective November 1, 2015, Mr. Handelman was entitled to a revised compensation structure of $10,000 per month.

During the fourth quarter of 2015, the Company granted Mr. Handelman 37,545 stock options with strike prices of $2.82 to $12.00, a term of five years, and vesting periods ranging from immediate vesting to three years. These options were cancelled upon Mr. Handelman’s resignation.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding stock option awards as of December 31, 2016. As of December 31, 2016, the Company has not granted any stock awards to its executive officers or any other employees.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Andy Heyward (1)	125,000	–	–	$6.00	12/14/20
	–	250,000	–	$9.00	12/14/20
	–	68,750	–	$12.00	12/14/20

Rebecca D. Hershinger	20,003	–	–	$6.00	9/13/21
	–	18,334	–	$6.00	9/13/21
	–	36,667	–	$9.00	9/13/21
	–	10,084	–	$12.00	9/13/21

Gregory B. Payne	20,003	–	–	$2.82	10/19/20
	–	18,334	–	$6.00	12/14/20
	–	36,667	–	$9.00	12/14/20
	–	10,084	–	$12.00	12/14/20

Amy Moynihan Heyward (2)	125,000	–	–	$6.00	12/14/20
	–	250,000	–	$9.00	12/14/20
	–	68,750	–	$12.00	12/14/20

Michael Handelman (3)	–	–	–	–	–

(1)	Excluded from this table is 5,000 stock options granted to Mr. Heyward on October 19, 2015, with immediate vesting, at a strike price of $2.82 with a five-year term for his service on the Board of Directors.
(2)	Excluded from this table is 5,000 stock options granted to Ms. Heyward on October 19, 2015, with immediate vesting, at a strike price of $2.82 with a five-year term for his service on the Board of Directors. Upon Ms. Heyward’s resignation from her position as President, all of employee stock options, which were classified as Incentive Stock Options, converted to Non-Qualified Stock Options provided that she continues her service on the Board of Directors.
(3)	Upon his resignation on April 18, 2016, Mr. Handelman’s 37,545 unvested options were cancelled and returned to the Genius Brands International Inc. Amended 2015 Incentive Plan.

Retirement Benefits

As of December 31, 2016, the Company did not provide any retirement plans to its executive officers or employees.

Potential Payments upon Termination or Change-in-Control

As of December 31, 2016, the Company did not provide for any potential payments upon termination or change of control.

Employment Agreements

On November 15, 2013, the Company entered into an employment agreement with Andy Heyward (the “Andy Heyward Employment Agreement”), whereby Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $200,000. Additionally, under the terms of the Andy Heyward Employment Agreement, Mr. Heyward shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Mr. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the Andy Heyward Employment Agreement, Mr. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies.

On April 18, 2016, the Company entered into an employment agreement with Rebecca D. Hershinger (the “Rebecca D. Hershinger Employment Agreement”), whereby Ms. Hershinger agreed to serve as the Company’s Chief Financial Officer for a period of one year, with a mutual option for an additional one year period, in consideration for an annual salary of $175,000, which salary was to be increased to $190,000 per year not later than October 1, 2016. On April 17, 2017, the Company and Ms. Hershinger extended the employment agreement for one additional year. Under the terms of the Rebecca D. Hershinger Employment Agreement, Ms. Hershinger shall be entitled to receive a grant of stock options commensurate with those given to the Company’s Executive Vice President and an annual discretionary bonus based on her performance. Additionally, the Rebecca D. Hershinger Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for Cause (as defined in the Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of the Rebecca D. Hershinger Employment Agreement and for a period of three years thereafter, certain amounts paid to Ms. Hershinger, including any discretionary bonus and stock based compensation, but excluding her base salary, reimbursement of certain expenses, and paid time off days, will be subject to the Company’s clawback right upon the occurrence of certain events which are adverse to the Company.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal years ended December 31, 2016 and 2015 in the director's capacity as director.

Name		Fees Earned ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Andy Heyward (3)	2016	20,000	–	–	–	20,000
	2015	15,000	–	10,116	–	25,116

Bernard Cahill (4)	2016	15,000	–	–	–	15,000
	2015	10,000	–	23,894	–	33,894

Joseph “Gray” Davis (4)	2016	20,000	–	–	–	20,000
	2015	15,000	–	23,894	–	38,894

P. Clark Hallren (4)(5)	2016	20,000	–	–	10,000	30,000
	2015	15,000	–	23,894	–	38,894

Amy Moynihan Heyward (3)	2016	17,500	–	–	–	17,500
	2015	15,000	–	10,116	–	25,116

Margaret Loesch (4)(6)	2016	20,000	–	–	–	20,000
	2015	10,000	–	23,894	–	33,894

Lynne Segall (4)	2016	20,000	–	–	–	20,000
	2015	15,000	–	23,894	–	38,894

Anthony Thomopoulos (4)	2016	20,000	–	–	–	20,000
	2015	15,000	–	23,894	–	38,894

Jeffrey Weiss (7)	2016	–	–	–	–	–
	2015	–	–	–	–	–

(1)	Directors earn $5,000 for each meeting attended physically, $2,500 per meeting for each meeting attended telephonically, and nothing for non-attendance. These cash payments are due at the subsequent board meeting.
(2)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.
(3)	Total stock based compensation as a member of the Board included 5,000 stock options granted on October 19, 2015 with a strike price of $2.82 which vested immediately and have a five-year term.
(4)	Total stock based compensation as a member of the Board included 5,000 stock options granted on October 19, 2015 with a strike price of $2.82 which vested immediately and have a five-year term as well as an additional 8,335 stock options granted on December 14, 2015 with strike prices ranging from $6.00 to $12.00, vesting ranging from one to three years after the grant date anniversary, and a five-year term.
(5)	On August 15, 2016, Mr. Hallren received $10,000 for consulting services provided to the Company.
(6)	On March 18, 2015, Ms. Loesch was appointed to the Board of Directors of the Company.
(7)	On March 16, 2015, Mr. Weiss resigned from the Board of Directors of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of April 28, 2017 known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 5,827,091 shares of common stock outstanding as April 28, 2017. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 301 N Canon Drive #305, Beverly Hills, CA 90210.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class(1)
Directors and Named Executive Officers
Andy Heyward	1,700,803	(2)	27.1%
Rebecca D. Hershinger	38,337	(3)	*
Gregory B. Payne	38,421	(4)	*
Bernard Cahill	25,603	(5)	*
Joseph “Gray” Davis	7,084	(6)	*
P. Clark Hallren	7,084	(6)	*
Amy Moynihan Heyward	7,084	(6)	*
Margaret Loesch	7,084	(6)	*
Lynne Segall	7,084	(6)	*
Anthony Thomopoulos	7,199	(7)	*

All current executive officers and directors as a group (consisting of 10 persons)

5% Stockholders
A Squared Holdings LLC	990,728		17.2%
Bard Associates (8)	923,051	(9)	15.1%
Wolverine Flagship Fund Trading Limited (10)	625,738	(11)	9.99%
Brio Capital Management LLC (12)	431,648	(13)	7.1%
Iroquois Master Fund (14)	336,805	(15)	5.6%
Sony Corporation (16)	301,231	(17)	5.2%

* Indicates ownership less than 1%

(1)

Applicable percentage ownership is based on 5,827,091 shares of common stock outstanding as of April 28, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of April 28, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 28, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of (i) 990,728 shares of common stock held by A Squared Holdings LLC over which Andy Heyward and Amy Moynihan Heyward hold voting and dispositive power; (ii) 33,334 shares of common stock issuable upon conversion of 100 shares of the Company’s Series A Convertible Preferred Stock; (iii) 248,840 shares of common stock held by Andy Heyward; (iv) 1,234 shares held by Heyward Living Trust; (v) 166,667 shares issuable upon exercise of warrants held by Andy Heyward; (vi) 130,000 shares of common stock issuable now or within 60 days of April 28, 2017 upon the exercise of stock options granted to Andy Heyward; and (vii) 130,000 shares of common stock issuable now or within 60 days of April 28, 2017 upon the exercise of stock options granted to Amy Moynihan Heyward. Andy Heyward and Amy Moynihan Heyward are spouses who own such shares jointly, and thus both maintain joint voting and dispositive power over such shares.
(3)	Consists of 38,337 shares of common stock issuable now or within 60 days of April 28, 2017 upon exercise of stock options granted to Ms. Hershinger.
(4)	Consists of (i) 84 shares held by Mr. Payne’s spouse and (ii) 38,337 shares of common stock issuable now or within 60 days of April 28, 2017 upon the exercise of stock options granted to Mr. Payne.
(5)	Includes (i) 13,812 shares of common stock owned directly by Bernard Cahill (ii) 4,167 shares of common stock owned by Mr. Cahill’s spouse, and (iii) 7,084 shares of common stock issuable now or within 60 days of April 28, 2017 upon the exercise of stock options granted to Mr. Cahill.
(6)	Consists of 7,084 shares of common stock issuable now or within 60 days of April 28, 2017 upon the exercise of stock options granted.
(7)	Consists of (i) 115 shares of common stock and (ii) 7,084 shares of common stock issuable now or within 60 days of April 28, 2017 upon the exercise of stock options granted to Mr. Thomopoulos.
(8)	The address of this beneficial owner is 135 South LaSalle Street, Suite 3700, Chicago, Illinois 60603.
(9)	Consists of (i) 623,037 shares of common stock and (ii) 300,014 shares issuable upon exercise of warrants. This beneficial owner acts as an investment adviser in accordance with Section 340.13d-1(b)(1)(ii)(E). The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(10)	The address of this beneficial owner is 175 West Jackson Blvd., Suite 340, Chicago, Illinois 60604.
(11)	Consists of (i) 189,183 shares of common stock and (ii) 436,555 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. The stockholder owns 1,725 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 575,000 shares of common stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly.
(12)	The address of this beneficial owner is 100 Merrick Road, Suite, 401 W. Rockville Center, NY 11570.
(13)	Consists of (i) 214,981 shares of common stock, (ii) 100,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and (iii) 116,667 shares of common stock issuance upon the exercise of warrants. The stockholder owns 300 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 100,000 shares of common stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(14)	The address of this beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017.
(15)	Consists of (i) 115,137 shares of common stock, (ii) 113,334 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and (iii) 108,334 shares of common stock issuance upon the exercise of warrants. The stockholder owns 340 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 113,334 shares of common stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(16)	The address of this beneficial owner is 1-7-1 Konan, Minato-ku, Tokyo, 108-0075.
(17)	Consists of 301,231 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Commission regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control. Described below are certain transactions or relationships between us and certain related persons.

Our Chief Executive Officer, Andy Heyward, is the spouse of our Director, Amy Moynihan Heyward.

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

On November 15, 2013, as part of the Merger, the Company acquired these liabilities from A Squared Entertainment, LLC. From time to time, A Squared Entertainment, LLC required short-term advances to fund its operations and provide working capital from its founder, the Company’s current Chief Executive Officer, Andy Heyward. As of December 31, 2015, these advances totaled $410,535. No interest is due on these advances. These advances were interest free and had no stated maturity. The Company applied an imputed interest rate of 6% in accordance with FASB ASC 835-30-45. During years ended December 31, 2016 and 2015, the Company recognized imputed interest expense of $8,503 and $24,757 as a contribution to additional paid-in capital, respectively. On May 4, 2016, the Company issued to Mr. Heyward 79,561 shares of common stock valued at $5.16 per share, the day’s closing stock price, in full payment and satisfaction of these advances.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory B. Payne, our Corporate Secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Independence of the Board of Directors

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that each of each of Messrs. Cahill, Davis, Hallren, and Thomopoulos as well as Ms. Segall and Ms. Loesch are independent directors within the meaning of such rules.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2016	2015
Audit Fees	$74,000	$71,500
Audit-Related Fees	5,000
Tax Fees	7,800	5,680
Other Fees	10,507	10,250
Total Fees	$97,307	$87,430

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents were filed as part of the Original Report:

1.	Financial Statements. The consolidated financial statements of Genius Brands International, Inc. included in Part II, Item 8 of the Original Report.

2.	Exhibits. The exhibits listed on the Index to the Exhibits of the Original Report.

The exhibits listed on the Index to Exhibits of this Amendment are being filed as part of this Amendment.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

April 28, 2017	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 28, 2017		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

