Form 10-Q
period 2017-03-31
Genius Brands International, Inc.
filed 2017-05-15
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,897,091 shares of common stock, par value $0.001, were outstanding as of May 12, 2017.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of March 31, 2017, and December 31, 2016

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,227,097	$1,887,921
Restricted Cash	1,000,000	1,000,000
Accounts Receivable, net	442,071	122,910
Inventory, net	22,572	6,562
Prepaid and Other Assets	420,037	359,395
Total Current Assets	6,111,777	3,376,788

Property and Equipment, net	73,528	90,461
Film and Television Costs, net	3,229,013	2,260,964
Intangible Assets, net	1,827,953	1,845,650
Goodwill	10,365,805	10,365,805
Total Assets	$21,608,076	$17,939,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$326,402	$648,638
Accrued Expenses	256,604	249,482
Deferred Revenue	757,899	410,662
Accrued Salaries and Wages	159,929	132,827
Disputed Trade Payable	925,000	925,000
Service Advance	–	1,489,583
Total Current Liabilities	2,425,834	3,856,192

Long Term Liabilities:
Deferred Revenue	4,068,452	2,695,946
Production Facility	2,651,851	1,332,004
Total Liabilities	9,146,137	7,884,142

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 share authorized, respectively; 4,445 and 4,895 shares issued and outstanding, respectively	4	5
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 5,652,091 and 4,010,649 shares issued and outstanding, respectively	5,652	4,011
Common Stock to Be Issued	24	24
Additional Paid in Capital	50,418,011	46,697,005
Accumulated Deficit	(37,958,994)	(36,642,761)
Accumulated Other Comprehensive Income (Loss)	(2,758)	(2,758)
Total Stockholders’ Equity	12,461,939	10,055,526

Total Liabilities and Stockholders’ Equity	$21,608,076	$17,939,668

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three months ended March 31, 2017 and 2016

(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Revenues:
Licensing & Royalties	$153,213	$148,012
Television & Home Entertainment	43,373	203,881
Advertising Sales	1,505	–
Total Revenues	198,091	351,893

Operating Expenses:
Marketing and Sales	89,504	261,632
Direct Operating Costs	23,069	139,875
General and Administrative	1,400,925	1,602,102
Total Operating Expenses	1,513,498	2,003,609

Loss from Operations	(1,315,407)	(1,651,716)

Other Income (Expense):
Other Income	26	60
Interest Expense	(853)	(1,428)
Interest Expense - Related Parties	–	(6,141)
Gain on Distribution Contracts	–	9,510
Gain on Foreign Currency Translation	–	405
Net Other Income (Expense)	(827)	2,406

Loss before Income Tax Expense	(1,316,234)	(1,649,310)

Income Tax Expense	–	–

Net Loss	(1,316,234)	(1,649,310)

Net Loss per Common Share (Basic and Diluted)	$(0.26)	$(0.44)

Weighted Average Shares Outstanding (Basic and Diluted)	5,020,154	3,772,051

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2017 and 2016

(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Net Loss	$(1,316,234)	$(1,649,310)

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) on Foreign Currency Translation	–	–
Other Comprehensive Income (Loss), Net of Tax:	–	–
Comprehensive Income (Loss)	$(1,316,234)	$(1,649,310)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2017 and 2016

(unaudited)

	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(1,316,234)	$(1,649,310)

Adjustments to Reconcile Net Loss to Net Cash (Used in) / Provided by Operating Activities:
Amortization of Film and Television Costs	4,605	117,513
Depreciation Expense	16,933	16,635
Amortization Expense	17,697	19,131
Imputed Interest Expense	–	6,141
Stock Issued for Services	100,000	24,000
Stock Compensation Expense	221,992	564,985
Gain on Distribution Contracts	–	(9,510)
Gain on Foreign Currency Translation	–	(405)

Decrease (Increase) in Operating Assets:
Accounts Receivable	(319,161)	(179,507)
Inventory	(16,010)	(177)
Prepaid Expenses & Other Assets	(60,642)	(155,437)
Film and Television Costs, Net	(937,535)	(170,594)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(322,236)	248,628
Accrued Salaries	27,102	11,258
Deferred Revenue and Advances	230,157	1,934,242
Other Accrued Expenses	7,122	(70,482)
Net Cash (Used in) / Provided by Operating Activities	(2,346,210)	707,111

Cash Flows from Investing Activities:
Investment in Intangible Assets	–	(1,850)
Net Cash Used in Investing Activities	–	(1,850)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, Net of Offering Costs	3,400,658	–
Proceeds from Production Facility	1,284,728	–
Net Cash Provided by Financing Activities	4,685,386	–

Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,339,176	705,261
Beginning Cash, Cash Equivalents, and Restricted Cash	2,887,921	5,187,620
Ending Cash, Cash Equivalents, and Restricted Cash	$5,227,097	$5,892,881

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$853	$–

Schedule of Non-Cash Financing and Investing Activities:
Issuance of Common Stock to Sony Pictures Home Entertainment, Inc.	$1,489,583	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

March 31, 2017 (unaudited)

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

On November 4, 2016, the Company filed a certificate to change its Articles of Incorporation to effect a reverse split on a one-for-three basis (the “2016 Reverse Split”). The 2016 Reverse Split became effective on November 9, 2016. All common stock (“Common Stock”) share and per share information in this Quarterly Report on Form 10-Q (“Form 10-Q”), including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the 2016 Reverse Split, unless otherwise indicated.

Liquidity

Historically, the Company has incurred net losses. For the three months ended March 31, 2017 and 2016, the Company reported net losses of $1,316,234 and $1,649,310, respectively. The Company reported net cash used in operating activities $2,346,210 for the three months ended March 31, 2017, and reported net cash provided by operations of $707,111 for the three months ended March 31, 2016. As of March 31, 2017, the Company had an accumulated deficit of $37,958,994 and total stockholders’ equity of $12,461,939. At March 31, 2017, the Company had current assets of $6,111,777, including cash, cash equivalents, and restricted cash of $5,227,097 and current liabilities of $2,425,834, including certain trade payables of $925,000 to which the Company disputes the claim. The Company had working capital of $3,685,943 as of March 31, 2017, compared to a working capital deficit of $479,404 as of December 31, 2016.

During the first quarter of 2017, the Company completed two key transactions that enhanced cash and working capital balances:

•	On January 10, 2017, the Company entered into an amendment of its home entertainment distribution agreement with Sony Pictures Home Entertainment Inc. (“SPHE”) pursuant to which, among other things, SPHE agreed to pay $1,489,583 which was owed and payable by the Company to SPHE’s sister company Sony DADC US Inc. (“DADC”) for certain disk manufacturing and replication services. In connection with such transaction, the Company issued SPHE 301,231 shares of its Common Stock at $4.945 per share, SPHE’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by SPHE out of royalty payments that would otherwise be due to the Company under the Distribution Agreement was increased by the amount of the payment to DADC. In connection with the above issuance of our shares, the Company entered into a subscription agreement with SPHE, effective as of January 17, 2017. Collectively, these transactions are referred to as the “January 2017 Sony Transactions.”
•	On February 9, 2017, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with certain holders of the Company’s existing warrants (the “Original Warrants”) for which it received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued additional warrants to these holders (see Notes 10 and 12 for additional information about the Private Transaction).

While the Company believes that its anticipated cash balances and working capital combined with its production facility and deal pipeline will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and attain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development or production plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2017 and 2016 consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared and Llama Productions as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

Business Combination

On November 15, 2013, the Company entered into a Merger Agreement with A Squared, the Parent Member, and the Acquisition Sub. Upon closing of the Merger, which occurred concurrently with entering into the Merger Agreement, our Acquisition Sub merged with and into A Squared, and A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business and operations of A Squared.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. Restricted Cash includes $1,000,000 that the Company deposited into a cash account to be used solely to produce its series Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $110,658 at both March 31, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost (average) or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both March 31, 2017 and December 31, 2016.

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

The Company sells advertising on its Kid Genius Cartoon Channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Inventory

During 2014, the Company began a strategic initiative to restructure its product sales business by phasing out the direct sale of physical products including DVDs and CDs and shifting to primarily a licensing model. In addition to nominal changes to the reserve made during the normal course of business, the Company determined that a portion of its inventory may not be saleable and recorded an additional reserve of $174,963 which was recorded as a loss on inventory. During the three months ended March 31, 2017, the Company made additions to its inventory of $16,010 to be sold beginning in the second quarter of 2017. As of both March 31, 2017, and December 31, 2016, the Company had recorded a total reserve of $26,097.

Note 4: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Furniture and Equipment	$12,385	$12,385
Computer Equipment	42,654	42,654
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	247,679	247,679
Less Accumulated Depreciation	(174,151)	(157,218)
Property and Equipment, Net	$73,528	$90,461

During the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $16,933 and $16,635, respectively.

Note 5: Film and Television Costs, Net

As of March 31, 2017, the Company had net Film and Television Costs of $3,229,013 compared to $2,260,964 at December 31, 2016. The increase relates primarily to the production and development of SpacePop, Llama Llama, and Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab and SpacePop.

During the three months ended March 31, 2017 and 2016, the Company recorded Film and Television Cost amortization expense of $4,605 and $117,153, respectively.

The following table highlights the activity in Film and Television Costs of March 31, 2017, and December 31, 2016:

Total
Film and Television Costs, Net as of 12/31/2015	$1,003,546
Additions to Film and Television Costs	1,390,450
Capitalized Interest	34,756
Film Amortization Expense	(167,788)
Film and Television Costs, Net as of 12/31/2016	2,260,964
Additions to Film and Television Costs	937,535
Capitalized Interest	35,119
Film Amortization Expense	(4,605)
Film and Television Costs, Net as of 3/31/2017	$3,229,013

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through March 31, 2017, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	185,020	185,020
Intangible Assets, Gross	2,119,527	2,119,527
Less Accumulated Amortization (c)	(291,574)	(273,877)
Intangible Assets, Net	$1,827,953	$1,845,650

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through March 31, 2017, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through March 31, 2017, the Company has not recognized any impairment expense related to these assets.
(c)	During the three months ended March 31, 2017 and 2016, the Company recognized $17,697 and $19,131, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of March 31, 2017 is as follows:

Fiscal Year:
2017	$37,823
2018	26,119
2019	9,236
2020	8,655
2021	2,059
Remaining	4,061
Total	$87,953

Note 7: Deferred Revenue

As of March 31, 2017, and December 31, 2016, the Company had total short term and long term deferred revenue of $4,826,351 and $3,106,608, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2016 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016. Included in the deferred revenue balance as of March 31, 2017, is the $2,000,000 advance against future royalties that Sony paid to the Company in the first quarter of 2016 as well as $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 8: Accrued Liabilities – Current

As of March 31, 2017, and December 31, 2016, the Company has the following current accrued liabilities:

	March 31, 2017	December 31, 2016
Accrued Salaries and Wages (a)	$159,929	$132,827
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	–	1,489,583
Other Accrued Expenses	256,604	249,482
Total Accrued Liabilities - Current	$1,341,533	$2,796,892

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.

(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of March 31, 2017, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible. The Company is working with the counterparty to extinguish this liability.

(c)

During the first quarter of 2014, the Company entered into an exclusive three-year agreement with DADC to provide all CD, DVD and Blu-ray replication, packaging and distribution to the Company’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disk replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term.

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

Note 9: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of March 31, 2017, the Company was in compliance with these covenants.

As of March 31, 2017, the Company had gross outstanding borrowing under the facility of $2,810,299 against which financing costs of $158,448 were applied resulting in net borrowings of $2,651,851. As of December 31, 2016, the Company had gross outstanding borrowing under the facility of $1,505,307 against which financing costs of $173,303 were applied resulting in net borrowings of $1,332,004.

Note 10: Stockholders’ Equity

Common Stock

As of March 31, 2017, the total number of authorized shares of Common Stock was 233,333,334.

On October 29, 2015, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1,443,362 shares of its Common Stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 1,443,362 shares of Common Stock (the “Original Warrants”) for a purchase price of $3.00 per share and the associated warrants for gross proceeds to the Company of $4,330,000 (“2015 Private Placement”). The closing of the 2015 Private Placement occurred on November 3, 2015. Stock offering costs were $502,218. (See Note 12 for additional information about these warrants.)

On October 6, 2016, the Board of Directors of the Company authorized a reverse stock split in preparation for the Company’s anticipated uplisting on the NASDAQ Capital Market.

On November 4, 2016, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-three reverse stock split of the Company’s issued and outstanding Common Stock. As a result of the 2016 Reverse Split, every three shares of the Company’s issued and outstanding Common Stock were automatically combined and reclassified into one share of the Company’s Common Stock. The 2016 Reverse Split affected all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options and warrants outstanding. No fractional shares were issued in connection with the 2016 Reverse Split. Stockholders who would otherwise have held a fractional share of Common Stock received an increase to their Common Stock as the Common Stock was rounded up to a full share. The total number of authorized shares of Common Stock was reduced from 700,000,000 to 233,333,334 in conjunction with the 2016 Reverse Split. The 2016 Reverse Split became effective on November 9, 2016. All disclosures of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Agreement with certain holders of the Original Warrants. Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants. (See Note 12 for additional information about these warrants.) In association with the Private Transaction, the Company issued 1,171,689 shares of Common Stock upon exercise of a portion of the Original Warrants for which it received gross proceeds of $3,866,573 and recording offering costs of $465,915 for net proceeds of $3,400,658.

As of March 31, 2017, and December 31, 2016, there were 5,652,091 and 4,010,649 shares of Common Stock outstanding, respectively. Below are the changes to the Company’s Common Stock during the three months ended March 31, 2017:

•	In connection with the January 2017 Sony Transactions, we issued Sony 301,231 shares of our Common Stock at $4.945 per share.
•	On January 17, 2017, we issued to a consultant 10,112 shares of our Common Stock at $4.945 per share in connection with the January 2017 Sony Transactions.
•	On February 9, 2017, the Company issued 1,171,689 shares of Common Stock in connection with the Private Transaction.
•	On March 14, 2017, the Company issued 8,410 shares of Common Stock valued at $5.95 per share to a consultant for services rendered.
•	On various dates during the three months ended March 31, 2017, the Company issued 150,000 shares of the Company’s Common Stock pursuant to the conversion of 450 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

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

As of March 31, 2017, and December 31, 2016, there were 4,445 and 4,895 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

As the conversion price of the Series A Convertible Preferred Stock on a converted basis was below the market price of the Common Stock on the closing date, this resulted in a beneficial conversion feature recorded as an “imputed” dividend of $2,010,000. In addition, during the fourth quarter of 2015, in connection with the 2015 Private Placement in which the Company’s Common Stock was sold at $3.00 per share, the conversion price of the Series A Convertible Preferred Stock decreased to $3.00. This decrease resulted in an additional beneficial conversion feature of $3,383,850 recognized as of the time of the 2015 Private Placement.

Note 11: Stock Options

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

The following table summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2017:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2016	1,373,554	$2.82 - 12.00	3.99 years	$280,642	$8.14
Options Granted	–
Options Exercised	–
Options Cancelled	5,461
Options Expired	–
Balance at March 31, 2017	1,368,093	$2.82 - 12.00	3.74 years	$96,619	$8.15

Exercisable December 31, 2016	452,535	$2.82 - 6.00	3.95 years	$263,375	$5.29
Exercisable March 31, 2017	449,200	$2.82 - 6.00	3.70 years	$90,485	$5.30

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

During the three months ended March 31, 2016, the Company recognized share-based compensation expense of $564,985. The expense recognized reflects revisions to (i) align with the graded vesting of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black-Scholes model, and (iii) reflect the accurate number of options granted in 2015. As such, included in the total share-based compensation expense recognized in this first quarter of 2016 is $220,564 of true-up expenses from prior periods. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the current and prior periods.

During the three months ended March 31, 2017, the Company recognized $221,992 in share-based compensation expense. The unvested share-based compensation as of March 31, 2017, was $889,637 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 12: Warrants

The Company has warrants outstanding to purchase up to 1,766,698 and 1,651,698 at March 31, 2017, and December 31, 2016, respectively.

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

In connection with the 2015 Private Placement, the Company issued to accredited investors the Original Warrants to purchase up to an aggregate of 1,443,362 shares of Common Stock for a purchase price of $3.00 per share. The Original Warrants are exercisable into shares of Common Stock for a period of five (5) years from issuance at an initial exercise price of $3.30 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The Original Warrants are exercisable immediately. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of Common Stock, calculated immediately after giving effect to the issuance of shares of Common Stock upon exercise of the warrant.

In connection with the 2015 Private Placement, Chardan acted as sole placement agent in consideration for which it received a cash fee of $300,000 and a warrant to purchase up to 141,668 shares of the Company’s Common Stock. These warrants are exercisable immediately, have an exercise price of $3.60 per share, and have a five-year term.

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Agreement with certain holders of the Original Warrants. Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, the Company also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant is not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

The Company received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of the Company’s Common Stock and Market Price Warrants to purchase an aggregate of 371,699 shares of the Company’s Common Stock. In association with the Private Transaction, the Company recorded $1,402,174, representing the difference in the fair market value of the Original Warrants and the New Warrants, as an adjustment to additional paid-in capital.

Chardan acted as financial advisor on the Private Transaction in consideration for which Chardan received $363,617 and was issued New Warrants for 115,000 shares of the Company’s Common Stock.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2017:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	1,651,698	$3.30 – 6.00	3.75 years	$3.49	$3,301,913
Warrants Granted	1,286,690	3.30 – 5.30	–	–	ؘ–
Warrants Exercised	1,171,690	3.30	–-	–	–
Warrants Expired	–
Balance at March 31, 2017	1,766,698	$3.30 – 6.00	4.44 years	$4.03	$476,698

Exercisable December 31, 2016	1,651,698	$3.30 – 6.00	3.75 years	$3.49	$3,301,913
Exercisable March 31, 2017	1,279,999	$3.30 – 6.00	4.28 years	$3.54	$476,698

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2017, and December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California and Massachusetts. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 14: Employment Agreements

On November 15, 2013, as a closing condition to the Merger, the Company entered into five-year employment agreements with Andy Heyward, to serve as Chief Executive Officer, and Amy Moynihan Heyward, to serve as President of the Company, for which each was to receive an annual base salary of $200,000 and $180,000, respectively. Effective August 28, 2016, Amy Moynihan Heyward resigned from her position as President of the Company but remains on the Board of Directors.

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

Note 15: Lease Commitments

Rental expenses incurred for operating leases during the three months ended March 31, 2017 and 2016 were $35,160 and $35,007, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2017	$108,291
2018	36,214
$144,505

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

Note 17: Related Party Transactions

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

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through March 31, 2017, Mr. Heyward has been paid $72,000.

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 31, 2017 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On various dates subsequent to March 31, 2017, an investor converted 735 shares of Series A Convertible Preferred Stock into 245,000 shares of the Company’s Common Stock at a conversion price of $3.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2017 and 2016. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2017 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on its characters. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including tween music-driven brand SpacePop ; Rainbow Rangers, a girls mission-based adventure series; preschool property debuting on Netflix Llama Llama; award-winning Baby Genius, re-launched with new entertainment and over 40 new products; adventure comedy Thomas Edison’s Secret Lab® , available on Netflix, public broadcast stations and our Kid Genius Cartoon Channel on Comcast’s Xfinity on Demand; Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also co-producing an all-new adult-themed animated series, Stan Lee’s Cosmic Crusaders, with Stan Lee’s Pow! Entertainment and The Hollywood Reporter.

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

On January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to Sony’s sister company Sony DADC US Inc. (“DADC”) for certain disk manufacturing and replication services. In connection with such transaction, we issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. Future cash flow from the distributed products under the distribution agreement, if any, will be impacted by the additional recoupment obligation. In connection with the above issuance of our shares, we entered into a subscription agreement with Sony, effective as of January 17, 2017. Collectively, these transactions are referred to as the “January 2017 Sony Transactions.”

Results of Operations

Our summary results for the three months ended March 31, 2017, and 2016 are below.

Revenues

	Three months ended
	March 31, 2017	March 31, 2016	Change	% Change
Licensing & Royalties	$153,213	$148,012	$5,201	4%
Television & Home Entertainment	43,373	203,881	(160,508)	-79%
Advertising Sales	1,505	–	1,505	N/A
Total Revenue	$198,091	$351,893	$(153,802)	-44%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended March 31, 2017, compared to March 31, 2016, this category increased $5,201 or 4% primarily due to increases in revenues from our SpacePop property offset by decreases in one brand for which we act as a licensing agent.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended March 31, 2017, compared to March 31, 2016, Television & Home Entertainment revenue decreased $160,508 or 79%. During the three months ended March 31, 2016, we recognized revenue from numerous licenses of our Thomas Edison’s Secret Lab Property. In the current period, there were fewer licenses of Thomas Edison’s Secret Lab offset by increased licensing activity related to our SpacePop property.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $1,505 during the three months ended March 31, 2017 due to advertising impressions served compared to zero revenue in the prior period as we began to monetize our growing base of homes served during the second half of 2016.

Expenses

	Three months ended
	March 31, 2017	March 31, 2016	Change	% Change
Marketing and Sales	$89,504	$261,632	$(172,128)	-66%
Direct Operating Costs	23,069	139,875	(116,806)	-84%
General and Administrative	1,400,925	1,602,102	(201,177)	-13%
Total Operating Expenses	$1,513,498	$2,003,609	$(490,111)	-24%

Marketing and sales expenses decreased $172,218 for the three months ended March 31, 2017 compared to the prior year period primarily due to fees paid to a consultant for execution of a distribution contract in the prior period without similar activity in the current period.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended March 31, 2017, we recorded film and television cost amortization expense of $4,604 and participation expense of $12,667 compared to prior period expenses of $117,513 and $0, respectively. These decreases are related to decreased Television & Home Entertainment revenue in the current period compared to the prior period.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for three months ended March 31, 2017 decreased $201,177 compared to the same period in 2016. This decrease includes: (i) decreases in share-based compensation expense of $342,993 related to the grant of options to officers, directors, employees and consultants in the fourth quarter of 2015 and in 2016; (ii) increases in salaries and related expenses of $33,972 associated with several critical hires in various functions including the President of the Kid Genius Cartoon Channel at the end of the first quarter of 2016; and (iii) increases in professional fees of $69,509. Fluctuations in other general and administrative expenses make up the balance of the variance.

Liquidity and Capital Resources

Working Capital

As of March 31, 2017, we had current assets of $6,111,777, including cash, cash equivalents, and restricted cash of $5,227,097, and current liabilities of $2,425,834, including certain trade payables of $925,000 of which we dispute the claim, resulting in working capital of $3,685,843, compared to a working capital deficit of $479,404 as of December 31, 2016.

Increases in working capital were the result of two transactions:

•	On January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to DADC.
•	On February 9, 2017, we entered into the Private Transaction for which we received gross proceeds of $3,866,573 from the exercise of the Original Warrants.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series.

Comparison of Cash Flows for the Three Months Ended March 31, 2017, and 2016

Our total cash, cash equivalents, and restricted cash was $5,227,097 and $5,892,881 at March 31, 2017, and 2016, respectively.

	Three months ended
	March 31, 2017	March 31, 2016	Change
Cash provided (used) by operations	$(2,346,210)	$707,111	$(3,053,321)
Cash provided (used) in investing activities	–	(1,850)	1,850
Cash provided (used) in financing activities	4,685,386	–	4,685,386
Increase (decrease) in cash	$2,339,176	$705,261	$1,633,915

During the three months ended March 31, 2017, our primary sources of cash were the $3,866,573 in gross proceeds from the Private Transaction coupled with the $1,284,728 in proceeds from the Llama Llama production facility. During the comparable period in 2016, our primary source of cash was the $2,000,000 advance from the Sony Distribution Agreement. During both periods, these funds were primarily used to fund operations including the continued investment in our film and television assets as well as marketing support for our brands.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2017, was $2,346,210 as compared to cash provided by operating activities of $707,111 during the prior period. The use of cash in the current period is based on the operating results discussed above as well as increases in film and television costs of $937,535 related to the development and production of SpacePop, Llama Llama, and Rainbow Rangers. The cash provided by operating activities in the prior period resulted primarily from the $2,000,000 advance from the Sony Distribution Agreement offset by our operating results and increases in film and television costs of $170,594 related to the production of SpacePop and Llama Llama.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2017, was $0 as compared to a use of $1,850 for the development of certain intangible assets during the comparable period in 2016.

Financing Activities

Cash generated from financing activities for the three months ended March 31, 2017, was $4,685,386 as compared to $0 generated in the comparable period in 2016. During the three months ended March 31, 2017, the sources of cash generated from financing activities were the $3,866,573 in gross proceeds from the Private Transaction coupled with the $1,284,728 in proceeds from the Llama Llama production facility.

Capital Expenditures

As of March 31, 2017, we do not have any material commitments for capital expenditures.

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

We capitalize production costs for films produced in accordance with FASB ASC 926-20 Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. We evaluate our capitalized production costs annually and limit recorded amounts by our ability to recover such costs through expected future sales.

Additionally, for both episodic series and films, from time to time, we develop additional content, improved animation and bonus songs/features for our existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

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

We sell advertising on our Kid Genius channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, we recognize revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to us on a monthly basis, and revenue is reported in the month the impressions are served.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended March 31, 2017, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2017, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2017, the Company entered into an amendment of its home entertainment distribution agreement with Sony Pictures Home Entertainment Inc. (“SPHE”) pursuant to which, among other things, SPHE agreed to pay $1,489,583 which was owed and payable by the Company to SPHE’s sister company Sony DADC US Inc. for certain disk manufacturing and replication services.

In connection with such transaction, the Company issued SPHE 301,231 shares of its Common Stock at $4.945 per share, SPHE’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by SPHE out of royalty payments that would otherwise be due to the Company under the Distribution Agreement was increased by the amount of the payment to Sony DADC US Inc. In connection with the above issuance of our shares, the Company entered into a subscription agreement with SPHE, effective as of January 17, 2017.

On January 17, 2017, the Company issued 10,112 shares of our Common Stock values at $4.945 per share to a consultant for services rendered.

On March 14, 2017, the Company issued 8,410 shares of Common Stock valued at $5.95 per share to a consultant for services rendered.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended March 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Subscription Agreement dated January 17, 2017, between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.2	Form of Warrant Exercise Agreement dated February 9, 2017, (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32.1 **	Section 906 Certification of Chief Executive Officer.

32.2 **	Section 906 Certification of Chief Financial Officer.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 15, 2017	By:	/s/ Andy Heyward
Andy Heyward, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

