Form 10-Q
period 2017-06-30
Genius Brands International, Inc.
filed 2017-08-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,938,103 shares of common stock, par value $0.001, were outstanding as of August 11, 2017.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,986,528	$1,887,921
Restricted Cash	1,000,000	1,000,000
Accounts Receivable, net	302,031	122,910
Inventory, net	19,880	6,562
Prepaid and Other Assets	380,995	359,395
Total Current Assets	4,689,434	3,376,788

Property and Equipment, net	86,003	90,461
Film and Television Costs, net	3,806,578	2,260,964
Intangible Assets, net	1,814,638	1,845,650
Goodwill	10,365,805	10,365,805
Total Assets	$20,762,458	$17,939,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$302,737	$648,638
Accrued Expenses	258,680	249,482
Deferred Revenue	554,739	410,662
Accrued Salaries and Wages	165,544	132,827
Disputed Trade Payable	925,000	925,000
Service Advance	–	1,489,583
Total Current Liabilities	2,206,700	3,856,192

Long Term Liabilities:
Deferred Revenue	4,465,768	2,695,946
Production Facility	2,697,048	1,332,004
Total Liabilities	9,369,516	7,884,142

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 3,710 and 4,895 shares issued and outstanding, respectively	4	5
Common Stock, $0.001 par value, 233,333,334 shares authorized; 5,897,091 and 4,010,649 shares issued and outstanding, respectively	5,898	4,011
Common Stock to Be Issued	24	24
Additional Paid in Capital	50,602,674	46,697,005
Accumulated Deficit	(39,210,540)	(36,642,761)
Accumulated Other Comprehensive Loss	(5,118)	(2,758)
Total Stockholders’ Equity	11,392,942	10,055,526

Total Liabilities and Stockholders’ Equity	$20,762,458	$17,939,668

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2017 and 2016

(unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Licensing & Royalties	$118,351	$113,456	$271,564	$261,468
Television & Home Entertainment	64,766	46,726	108,138	250,607
Advertising Sales	4,514	–	6,018	–
Product Sales	8,501	16,150	8,501	16,150
Total Revenues	196,132	176,332	394,221	528,225

Operating Expenses:
Marketing and Sales	185,542	204,318	275,046	465,950
Direct Operating Costs	44,948	68,593	68,018	208,468
General and Administrative	1,221,572	1,334,242	2,622,496	2,936,345
Total Operating Expenses	1,452,062	1,607,153	2,965,560	3,610,763

Loss from Operations	(1,255,930)	(1,430,821)	(2,571,339)	(3,082,538)

Other Income (Expense):
Other Income	5,567	–	5,593	60
Interest Expense	(1,180)	(724)	(2,033)	(2,153)
Interest Expense - Related Parties	–	–	–	(6,141)
Gain on Distribution Contracts	–	248,593	–	258,103
Net Other Income (Expense)	4,387	247,869	3,560	249,869

Loss before Income Tax Expense	(1,251,543)	(1,182,952)	(2,567,779)	(2,832,669)

Income Tax Expense	–	–	–	–

Net Loss Applicable to Common Shareholders	$(1,251,543)	$(1,182,952)	$(2,567,779)	$(2,832,669)

Net Loss per Common Share (Basic and Diluted)	$(0.22)	$(0.30)	$(0.47)	$(0.74)

Weighted Average Shares Outstanding (Basic and Diluted)	5,820,553	3,905,554	5,422,564	3,838,802

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2017 and 2016

(unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Loss Applicable to Common Shareholders	$(1,251,543)	$(1,182,952)	$(2,567,779)	$(2,832,669)

Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Foreign Currency Translation	(2,360)	–	(2,360)	–
Other Comprehensive Loss, Net of Tax:	(2,360)	–	(2,360)	–
Comprehensive Loss	$(1,253,903)	$(1,182,952)	$(2,570,139)	$(2,832,669)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(unaudited)

	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(2,567,779)	$(2,832,669)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	8,086	135,157
Depreciation Expense	33,865	33,063
Amortization Expense	31,012	38,315
Imputed Interest Expense	–	6,141
Stock Issued for Services	100,000	24,000
Stock Compensation Expense	405,633	877,962
Gain on Distribution Contracts	–	(258,103)
Loss on Impairment of Assets	–	1,850

Decrease (Increase) in Operating Assets:
Accounts Receivable	(181,481)	79,503
Inventory	(13,318)	518
Prepaid Expenses & Other Assets	(21,600)	(145,634)
Film and Television Costs, Net	(1,473,384)	(381,963)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(345,900)	133,069
Accrued Salaries	32,717	20,000
Deferred Revenue and Advances	424,313	2,140,369
Other Accrued Expenses	9,198	(195,786)
Net Cash Used in Operating Activities	(3,558,638)	(324,208)

Cash Flows from Investing Activities:
Investment in Intangible Assets	–	(5,650)
Investment in Fixed Assets	(29,407)	(1,542)
Net Cash Used in Investing Activities	(29,407)	(7,192)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, Net of Offering Costs	3,401,924	–
Proceeds from Exercise of Warrants	–	82,500
Proceeds from Production Facility, Net	1,284,728	–
Net Cash Provided by Financing Activities	4,686,652	82,500

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,098,607	(248,900)
Beginning Cash, Cash Equivalents, and Restricted Cash	2,887,921	5,187,620
Ending Cash, Cash Equivalents, and Restricted Cash	$3,986,528	$4,938,720

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$2,033	$507

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock in Relation to Sony Transaction	$1,489,583	$–
Issuance of Common Stock in Satisfaction of Short Term Advances	$–	$410,535

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

June 30, 2017 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment including the award-winning Baby Genius; new preschool property Rainbow Rangers; preschool property debuting on Netflix Llama Llama; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® available on public broadcast stations and the Company’s Kid Genius Carton Channel on Comcast's Xfinity on Demand and Roku; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, the Company acts as licensing agent for certain brands, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama and Celessence Technologies.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended June 30, 2017 and 2016, the Company reported net losses of $1,251,543 and $1,182,952, respectively. For the six months ended June 30, 2017 and 2016, the Company reported net losses of $2,567,779 and $2,832,669, respectively. The Company reported net cash used in operating activities of $3,558,638 and $324,208 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had an accumulated deficit of $39,210,540 and total stockholders’ equity of $11,392,942. At June 30, 2017, the Company had current assets of $4,689,434, including cash, cash equivalents, and restricted cash of $3,986,528 and current liabilities of $2,206,700, including certain trade payables of $925,000 to which the Company disputes the claim. The Company had working capital of $2,482,734 as of June 30, 2017, compared to a working capital deficit of $479,404 as of December 31, 2016.

During the first quarter of 2017, the Company completed two key transactions that enhanced cash and working capital balances:

•	On January 10, 2017, the Company entered into an amendment of its home entertainment distribution agreement with Sony Pictures Home Entertainment Inc. (“SPHE”) pursuant to which, among other things, SPHE paid $1,489,583 which was owed and payable by the Company to SPHE’s sister company Sony DADC US Inc. (“DADC”) for certain disk manufacturing and replication services. In connection with such transaction, the Company issued SPHE 301,231 shares of its Common Stock at $4.945 per share, SPHE’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by SPHE out of royalty payments that would otherwise be due to the Company under the Distribution Agreement was increased by the amount of the payment to DADC. In connection with the above issuance of our shares, the Company entered into a subscription agreement with SPHE, effective as of January 17, 2017. Collectively, these transactions are referred to as the “January 2017 Sony Transactions.”
•	On February 9, 2017, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with certain holders of the Company’s existing warrants (the “Original Warrants”) for which it received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued additional warrants to these holders (see Notes 9 and 11 for additional information about the Private Transaction).

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

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $110,658 at both June 30, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of average cost or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both June 30, 2017 and December 31, 2016.

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

The Company sells advertising on its Kid Genius Cartoon Channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 605 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

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

We adopted FASB ASC 820 as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting”, which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. The Company has formed a project team and is engaging an external consultant to evaluate the impact that the provisions of ASU 2014-09 and related subsequent updates will have on the Company's consolidated financial position, results of operations, cash flows, and disclosures. We anticipate adopting this accounting standard on January 1, 2018 using the modified retrospective method; however, we may opt for the full retrospective method depending on the final outcome of our evaluation.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows is minimal.

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

In May 2017, the FASB issued Accounting Standard Update 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective beginning January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Furniture and Equipment	$12,385	$12,385
Computer Equipment	72,062	42,654
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	277,087	247,679
Less Accumulated Depreciation	(191,084)	(157,218)
Property and Equipment, Net	$86,003	$90,461

During the three months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $16,933 and $16,428, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $33,865 and $33,063, respectively.

Note 4: Film and Television Costs, Net

As of June 30, 2017, the Company had net Film and Television Costs of $3,806,578 compared to $2,260,964 at December 31, 2016. The increase relates primarily to the production and development of SpacePop, Llama Llama, and Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab and SpacePop.

During the three months ended June 30, 2017 and 2016, the Company recorded Film and Television Cost amortization expense of $3,482 and $17,644, respectively. During the six months ended June 30, 2017, and 2016, the Company recorded Film and Television Cost amortization expense of $8,086 and $135,157, respectively.

The following table highlights the activity in Film and Television Costs as of June 30, 2017 and December 31, 2016:

Total
Film and Television Costs, Net as of December 31, 2015	$1,003,546
Additions to Film and Television Costs	1,390,450
Capitalized Interest	34,756
Film Amortization Expense	(167,788)
Film and Television Costs, Net as of December 31, 2016	2,260,964
Additions to Film and Television Costs	1,473,384
Capitalized Interest	80,316
Film Amortization Expense	(8,086)
Film and Television Costs, Net as of June 30, 2017	$3,806,578

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through June 30, 2017, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	185,020	185,020
Intangible Assets, Gross	2,119,527	2,119,527
Less Accumulated Amortization (c)	(304,889)	(273,877)
Intangible Assets, Net	$1,814,638	$1,845,650

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through June 30, 2017, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through June 30, 2017, the Company has not recognized any impairment expense related to these assets.
(c)	During the three months ended June 30, 2017 and 2016, the Company recognized $13,315 and $19,184, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the six months ended June 30, 2017 and 2016, the Company recognized $31,012 and $38,315, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of June 30, 2017 is as follows:

Fiscal Year:
2017	$24,508
2018	26,119
2019	9,236
2020	8,655
2021	2,059
Remaining	4,061
Total	$74,638

Note 6: Deferred Revenue

As of June 30, 2017 and December 31, 2016, the Company had total short term and long term deferred revenue of $5,020,507 and $3,106,608, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2016 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016. Included in the deferred revenue balance as of June 30, 2017 is the $2,000,000 advance against future royalties that Sony paid to the Company in the first quarter of 2016 as well as $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities - Current

As of June 30, 2017 and December 31, 2016, the Company had the following current accrued liabilities:

	June 30, 2017	December 31, 2016
Accrued Salaries and Wages (a)	$165,544	$132,827
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	–	1,489,583
Other Accrued Expenses	258,680	249,482
Total Accrued Liabilities - Current	$1,349,224	$2,796,892

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.
(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of June 30, 2017, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible. The Company is working with the counterparty to extinguish this liability.

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

On January 10, 2017, the Company entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony paid DADC $1,489,583, which was the total sum owed and payable by us to DADC for the disk replication, packaging and distribution services.

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

Note 8: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs to be delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of June 30, 2017, the Company was in compliance with these covenants.

As of June 30, 2017, the Company had gross outstanding borrowing under the facility of $2,840,642 against which financing costs of $143,594 were applied resulting in net borrowings of $2,697,048. As of December 31, 2016, the Company had gross outstanding borrowing under the facility of $1,505,307 against which financing costs of $173,303 were applied resulting in net borrowings of $1,332,004.

Note 9: Stockholders’ Equity

Common Stock

As of June 30, 2017, the total number of authorized shares of Common Stock was 233,333,334.

On October 29, 2015, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1,443,362 shares of its Common Stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 1,443,362 shares of Common Stock (the “Original Warrants”) for a purchase price of $3.00 per share and the associated warrants for gross proceeds to the Company of $4,330,000 (“2015 Private Placement”). The closing of the 2015 Private Placement occurred on November 3, 2015. Stock offering costs were $502,218. (See Note 11 for additional information about these warrants.)

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

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Agreement with certain holders of the Original Warrants. Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants. (See Note 11 for additional information about these warrants.) In association with the Private Transaction, the Company issued 1,171,689 shares of Common Stock upon exercise of a portion of the Original Warrants for which it received gross proceeds of $3,866,573 and recording offering costs of $464,649 for net proceeds of $3,401,924.

As of June 30, 2017, and December 31, 2016, there were 5,897,091 and 4,010,649 shares of Common Stock outstanding, respectively. Below are the changes to the Company’s Common Stock during the six months ended June 30, 2017:

•	In connection with the January 2017 Sony Transactions, we issued Sony 301,231 shares of our Common Stock at $4.945 per share.
•	On January 17, 2017, we issued to a consultant 10,112 shares of our Common Stock at $4.945 per share in connection with the January 2017 Sony Transactions.
•	On February 9, 2017, the Company issued 1,171,689 shares of Common Stock in connection with the Private Transaction.
•	On March 14, 2017, the Company issued 8,410 shares of Common Stock valued at $5.95 per share to a consultant for services rendered.
•	On various dates during the six months ended June 30, 2017, the Company issued 395,000 shares of the Company’s Common Stock pursuant to the conversion of 1,185 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

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

As of June 30, 2017 and December 31, 2016, there were 3,710 and 4,895 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

Note 10: Stock Options

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

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 150,000 shares of Common Stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 1,293,334 from 150,000 shares to 1,443,334 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016. On May 18, 2017, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 223,333 shares from 1,443,334 shares to an aggregate of 1,666,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on July 25, 2017.

 The following table summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2017:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2016	1,373,554	$2.82 - 12.00	3.99 years	$280,642	$8.14
Options Granted	–
Options Exercised	–
Options Cancelled	16,087
Options Expired	–
Balance at June 30, 2017	1,357,467	$2.82 - 12.00	3.49 years	$63,013	$8.14

Exercisable December 31, 2016	452,535	$2.82 - 6.00	3.95 years	$263,375	$5.29
Exercisable June 30, 2017	467,534	$2.82 - 6.00	3.48 years	$59,012	$5.33

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

During the three and six months ended June 30, 2016, the Company recognized share-based compensation expense of $312,977 and $877,962, respectively. During the first quarter of 2016, the Company recognized $220,564 of true-up expenses from prior periods which reflected certain revisions meant to (i) align with the graded vesting of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black-Scholes model, and (iii) reflect the accurate number of options granted in 2015. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the current and prior periods.

During the three and six months ended June 30, 2017, the Company recognized $183,641 and $405,633, respectively, in share-based compensation expense. The unvested share-based compensation as of June 30, 2017 was $480,673 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 11: Warrants

The Company has warrants outstanding to purchase up to 1,766,698 and 1,651,698 at June 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2017:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Warrants Granted	1,286,690	3.30 - 5.30	–	–	ؘ–
Warrants Exercised	1,171,690	3.30	–	–	–
Warrants Expired	–
Balance at June 30, 2017	1,766,698	$3.30 - 6.00	4.19 years	$4.03	$124,599

Exercisable December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Exercisable June 30, 2017	1,279,999	$3.30 - 6.00	4.03 years	$3.54	$124,599

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California and Massachusetts. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 13: Commitment and Contingencies

The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under its operating lease. In addition, the Company has contractual commitments for employment agreements of certain employees.

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

Rental expenses incurred for operating leases during the three months ended June 30, 2017 and 2016 were $35,862 and $34,818, respectively. Rental expenses incurred for operating leases during the six months ended June 30, 2017 and 2016 were $71,022 and $69,825, respectively.

The following is a schedule of future minimum contractual obligations under the Company’s operating leases and employment agreements:

	2017	2018	2019	2020	2021	Remaining	Total
Operating Leases	$72,429	$36,214	$–	$–	$–	$–	$108,643
Employment Agreements	222,252	248,044	–	–	–	–	470,296
Total	$294,681	$284,258	$–	$–	$–	$–	$578,939

In addition to employment agreements and operating leases, in the normal course of its business, the Company enters into various agreements which call for the potential future payment of royalties or “profit” participations associated with its individual properties. These future payments can be for either (i) the use of third party intellectual property, such as the case with Stan Lee and the Mighty 7 and Llama Llama among others, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Note 14: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended June 30, 2017 and 2016, the Company earned $96 and $247 in royalties from this agreement, respectively. During the six months ended June 30, 2017 and 2016, the Company earned $96 and $247 in royalties from this agreement, respectively.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. The agreement continues on a month-to-month basis following the initial term. Foothill receives $12,500 per month for these services.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through June 30, 2017, Mr. Heyward has been paid $96,000.

Note 15: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 30, 2017 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	Effective July 13, 2017, the Company entered into an employment agreement with Gregory B. Payne for the position of Chief Operating Officer. Mr. Payne will be entitled to be paid a salary at the annual rate of $225,000 per year. The term of the agreement is one year with a mutual option for an additional one-year period.
•	On August 7, 2017, the Company issued to a consultant 6,012 shares of our common stock for services rendered.
•	On various dates subsequent to June 30, 2017, an investor converted 105 shares of Series A Convertible Preferred Stock into 35,000 shares of the Company’s common stock at a conversion price of $3.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2017 and 2016. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2017, and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on its characters. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment including the award-winning Baby Genius; new preschool property Rainbow Rangers; preschool property debuting on Netflix Llama Llama; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab®, available on public broadcast stations and our Kid Genius Cartoon Channel on Comcast's Xfinity on Demand and Roku; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, we act as licensing agent for certain brands, leveraging our existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories. These include Llama Llama and Celessence Technologies.

Results of Operations

Three Months Ended June 30, 2017 and 2016

Our summary results for the three months ended June 30, 2017 and 2016 are below.

Revenues

	Three months ended
	June 30, 2017	June 30, 2016	Change	% Change
Licensing & Royalties	$118,351	$113,456	$4,895	4%
Television & Home Entertainment	64,766	46,726	18,040	39%
Advertising Sales	4,514	–	4,514	N/A
Product Sales	8,501	16,150	(7,649)	-47%
Total Revenue	$196,132	$176,332	$19,800	11%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended June 30, 2017 compared to June 30, 2016, this category increased $4,895 or 4% primarily due to increases in revenues from our SpacePop property offset by decreases in one brand for which we act as a licensing agent.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended June 30, 2017 compared to June 30, 2016, Television & Home Entertainment revenue increased $18,040 or 39%. During the three months ended June 30, 2016, we recognized revenue from numerous licenses of our Thomas Edison’s Secret Lab Property. In the current period, there were fewer licenses of Thomas Edison’s Secret Lab offset by increased licensing activity related to our SpacePop property.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $4,514 during the three months ended June 30, 2017 due to advertising impressions served compared to no revenue in the prior period as we had not yet begun to monetize our growing base of homes served.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the three months ended June 30, 2017, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $7,649 (47%) compared to the three months ended June 30, 2016 due to a different product offering and price point as compared to that period in the prior year.

Expenses

	Three months ended
	June 30, 2017	June 30, 2016	Change	% Change
Marketing and Sales	$185,542	$204,318	$(18,776)	-9%
Direct Operating Costs	44,948	68,593	(23,645)	-34%
General and Administrative	1,221,572	1,334,242	(112,670)	-8%
Total Operating Expenses	$1,452,062	$1,607,153	$(155,091)	-10%

Marketing and sales expenses decreased $18,776 for the three months ended June 30, 2017 compared to the prior year period primarily due to modest decreases in spending related to sponsorships and promotions during the quarter pursuant to our SpacePop marketing plan.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended June 30, 2017, we recorded film and television cost amortization expense of $3,482 and participation expense of $13,148 compared to prior period expenses of $17,644 and $0, respectively. These decreases are related to decreased Television & Home Entertainment revenue related to Thomas Edison’s Secret Lab in the current period compared to the prior period. Additionally, direct operating costs included certain post production costs, property development costs, and content delivery expenses.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurance, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for three months ended June 30, 2017 decreased $112,670 compared to the same period in 2016. This change resulted from decreases in share-based compensation expense of $129,336 and in salaries and wages of $27,620 offset by increases in professional fees of $58,403 and in bad debt expense of $16,730. Fluctuations in other general and administrative expenses make up the balance of the variance.

Six Months Ended June 30, 2017 and 2016

Our summary results for the six months ended June 30, 2017 and 2016 are below.

Revenues

	Six months ended
	June 30, 2017	June 30, 2016	Change	% Change
Licensing & Royalties	$271,564	$261,468	$10,096	4%
Television & Home Entertainment	108,138	250,607	(142,469)	-57%
Advertising Sales	6,018	–	6,018	N/A
Product Sales	8,501	16,150	(7,649)	-47%
Total Revenue	$394,221	$528,225	$(134,004)	-25%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2017 compared to June 30, 2016, this category increased $10,096 or 4% primarily due to increases in revenues from our SpacePop property offset by decreases in one brand for which we act as a licensing agent.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the six months ended June 30, 2017 compared to June 30, 2016, Television & Home Entertainment revenue decreased $142,469 or 57%. During the six months ended June 30, 2016, we recognized revenue from numerous licenses of our Thomas Edison’s Secret Lab Property. In the current period, there were fewer licenses of Thomas Edison’s Secret Lab offset by increased licensing activity related to our SpacePop property.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $6,018 during the six months ended June 30, 2017 due to advertising impressions served compared to no revenue in the prior period as we had not yet begun to monetize our growing base of homes served.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the six months ended June 30, 2017, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $7,649 (47%) compared to the six months ended June 30, 2016 due to a different product offering and price point as compared to that period in the prior year.

Expenses

	Six months ended
	June 30, 2017	June 30, 2016	Change	% Change
Marketing and Sales	$275,046	$465,950	$(190,904)	-41%
Direct Operating Costs	68,018	208,468	(140,450)	-67%
General and Administrative	2,622,496	2,936,345	(313,849)	-11%
Total Operating Expenses	$2,965,560	$3,610,763	$(645,203)	-18%

Marketing and sales expenses decreased $190,904 for the six months ended June 30, 2017 compared to the prior year period primarily due to modest decreases in spending related to sponsorships and promotions during the quarter pursuant to our SpacePop marketing plan as well as fees paid to a consultant for execution of a distribution contract in the prior period without similar activity in the current period.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the six months ended June 30, 2017, we recorded film and television cost amortization expense of $8,086 and participation expense and music royalties of $25,826 compared to prior period expenses of $135,157 and $0, respectively. These decreases are related to decreased Television & Home Entertainment revenue in the current period compared to the prior period. Additionally, direct operating costs included certain post production costs, property development costs, and content delivery expenses.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for six months ended June 30, 2017, decreased $313,849 compared to the same period in 2016. This change resulted from decreases in share-based compensation expense of $472,329 offset by increases in professional fees of $127,912 and in bad debt expense of $16,730. Fluctuations in other general and administrative expenses make up the balance of the variance.

Liquidity and Capital Resources

Working Capital

As of June 30, 2017, we had current assets of $4,689,434, including cash, cash equivalents, and restricted cash of $3,986,528, and current liabilities of $2,206,700, including certain trade payables of $925,000 of which we dispute the claim, resulting in working capital of $2,482,734, compared to a working capital deficit of $479,404 as of December 31, 2016.

Increases in working capital were the result of two transactions:

•	On January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony paid DADC $1,489,583 which was the total sum owed and payable by us to DADC.
•	On February 9, 2017, we entered into the Private Transaction for which we received gross proceeds of $3,866,573 from the exercise of the Original Warrants.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11-minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series.

Comparison of Cash Flows for the Six Months Ended June 30, 2017 and 2016

Our total cash, cash equivalents, and restricted cash was $3,986,528 and $4,938,720 at June 30, 2017 and 2016, respectively.

	Six months ended
	June 30, 2017	June 30, 2016	Change
Cash used in operations	$(3,558,638)	$(324,208)	$(3,234,430)
Cash used in investing activities	(29,407)	(7,192)	(22,215)
Cash provided by financing activities	4,686,652	82,500	4,604,152
Increase in cash	$1,098,607	$248,900	$1,347,507

During the six months ended June 30, 2017, our primary sources of cash were the $3,866,573 in gross proceeds from the Private Transaction coupled with the $1,284,728 in proceeds from the Llama Llama production facility. During the comparable period in 2016, our primary source of cash was the $2,000,000 advance from the Sony Distribution Agreement. During both periods, these funds were primarily used to fund operations including the continued investment in our film and television assets as well as marketing support for our brands.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $3,558,638 as compared to cash used in operating activities of $324,208 during the prior period. The use of cash in the current period is based on the operating results discussed above as well as increases in film and television costs of $1,437,384 related to the development and production of SpacePop, Llama Llama, and Rainbow Rangers. The cash used in operating activities in the prior period resulted primarily from the $2,000,000 advance from the Sony Distribution Agreement offset by our operating results and increases in film and television costs of $381,963 related to the production of SpacePop and Llama Llama.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $29,407 for the enhancement of our IT infrastructure as compared to a use of $7,192 during the comparable period for the development of certain intangible assets.

Financing Activities

Cash generated from financing activities for the six months ended June 30, 2017 was $4,686,652 as compared to $82,500 generated in the comparable period in 2016. During the six months ended June 30, 2017, the sources of cash generated from financing activities were the $3,866,573 in gross proceeds from the Private Transaction coupled with the $1,284,728 in proceeds from the Llama Llama production facility. During the six months ended June 30, 2016, cash generated from financing activities included the exercise of certain warrants outstanding.

Capital Expenditures

As of June 30, 2017, we do not have any material commitments for capital expenditures.

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

We sell advertising on our Kid Genius channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, we recognize revenue when all five revenue recognition criteria under FASB ASC 605 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to us on a monthly basis, and revenue is reported in the month the impressions are served.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting”, which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. The Company has formed a project team and is engaging an external consultant to evaluate the impact that the provisions of ASU 2014-09 and related subsequent updates will have on the Company's consolidated financial position, results of operations, cash flows, and disclosures. We anticipate adopting this accounting standard on January 1, 2018 using the modified retrospective method; however, we may opt for the full retrospective method depending on the final outcome of our evaluation.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows is minimal.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017, permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standard Update 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective beginning January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended June 30, 2017 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2017, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates during the three months ended June 30, 2017, the Company issued 245,000 shares of the Company’s Common Stock pursuant to the conversion of 735 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended June 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as a part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 14, 2017	By:	/s/ Andy Heyward
Andy Heyward, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

10.1	Subscription Agreement dated January 17, 2017, between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.2	Form of Warrant Exercise Agreement dated February 9, 2017, (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32.1 **	Section 906 Certification of Chief Executive Officer.

32.2 **	Section 906 Certification of Chief Financial Officer.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

