Form 10-Q
period 2017-09-30
Genius Brands International, Inc.
filed 2017-11-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 13, 2017 was 7,610,794.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,247,402	$1,887,921
Restricted Cash	1,000,000	1,000,000
Accounts Receivable, net	130,179	122,910
Other Receivables	160,545	–
Inventory, net	18,502	6,562
Prepaid and Other Assets	433,272	359,395
Total Current Assets	3,989,900	3,376,788

Property and Equipment, net	86,295	90,461
Other Receivables	96,327	–
Film and Television Costs, net	4,232,632	2,260,964
Intangible Assets, net	1,801,878	1,845,650
Goodwill	10,365,805	10,365,805
Total Assets	$20,572,837	$17,939,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$336,122	$648,638
Accrued Expenses	225,178	249,482
Deferred Revenue	489,394	410,662
Accrued Salaries and Wages	151,150	132,827
Disputed Trade Payable	925,000	925,000
Service Advance	–	1,489,583
Total Current Liabilities	2,126,844	3,856,192

Long Term Liabilities:
Deferred Revenue	4,583,455	2,695,946
Production Facility	3,495,524	1,332,004
Total Liabilities	10,205,823	7,884,142

Commitments & Contingencies (Note 13)

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 3,605 and 4,895 shares issued and outstanding, respectively	4	5
Common Stock, $0.001 par value, 233,333,334 shares authorized; 5,938,103 and 4,010,649 shares issued and outstanding, respectively	5,939	4,011
Common Stock to Be Issued	24	24
Additional Paid in Capital	50,741,109	46,697,005
Accumulated Deficit	(40,374,944)	(36,642,761)
Accumulated Other Comprehensive Loss	(5,118)	(2,758)
Total Stockholders’ Equity	10,367,014	10,055,526

Total Liabilities and Stockholders’ Equity	$20,572,837	$17,939,668

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Licensing & Royalties	$94,430	$85,660	$365,993	$347,128
Television & Home Entertainment	155,003	34,826	263,142	285,433
Advertising Sales	7,008	–	13,027	–
Product Sales	60	–	8,561	16,150
Total Revenues	256,501	120,486	650,723	648,711

Operating Expenses:
Marketing and Sales	86,715	220,627	361,761	686,577
Direct Operating Costs	186,226	44,220	254,243	252,688
General and Administrative	1,150,147	1,389,360	3,772,643	4,325,703
Total Operating Expenses	1,423,088	1,654,207	4,388,647	5,264,968

Loss from Operations	(1,166,587)	(1,533,721)	(3,737,924)	(4,616,257)

Other Income (Expense):
Other Income	2,975	3,238	8,568	3,298
Interest Expense	(794)	(417)	(2,827)	(2,570)
Interest Expense - Related Parties	–	–	–	(6,141)
Gain on Distribution Contracts	–	–	–	258,103
Net Other Income (Expense)	2,181	2,821	5,741	252,690

Loss before Income Tax Expense	(1,164,406)	(1,530,900)	(3,732,183)	(4,363,567)

Income Tax Expense	–	–	–	–

Net Loss Applicable to Common Shareholders	$(1,164,406)	$(1,530,900)	$(3,732,183)	$(4,363,567)

Net Loss per Common Share (Basic And Diluted)	$(0.20)	$(0.38)	$(0.67)	$(1.12)

Weighted Average Shares Outstanding (Basic and Diluted)	5,923,838	3,988,626	5,591,492	3,889,108

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Loss Applicable to Common Shareholders	$(1,164,406)	$(1,530,900)	$(3,732,183)	$(4,363,567)

Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Foreign Currency Translation	–	(6)	(2,360)	(839)
Other Comprehensive Loss, Net of Tax:	–	(6)	(2,360)	(839)
Comprehensive Loss	$(1,164,406)	$(1,530,906)	$(3,734,543)	$(4,364,406)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(3,732,183)	$(4,363,567)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	37,935	158,168
Depreciation Expense	51,527	49,637
Amortization Expense	43,771	57,763
Imputed Interest Expense	–	6,141
Stock Issued for Services	130,000	39,000
Stock Compensation Expense	514,108	1,236,880
Gain on Distribution Contracts	–	(258,103)
Loss on Impairment of Assets	–	1,850

Decrease (Increase) in Operating Assets:
Accounts Receivable	(9,626)	220,285
Other Receivables	(256,872)	–
Inventory	(11,940)	518
Prepaid Expenses & Other Assets	(73,877)	(253,678)
Film and Television Costs, Net	(1,880,811)	(754,770)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(312,516)	66,247
Accrued Expenses	(24,304)	(274,042)
Deferred Revenue	476,655	2,159,120
Accrued Salaries and Wages	18,323	23,223
Net Cash Used in Operating Activities	(5,029,810)	(1,885,328)

Cash Flows from Investing Activities:
Investment in Intangible Assets	–	(5,650)
Purchase of Fixed Assets	(47,361)	(1,542)
Net Cash Used in Investing Activities	(47,361)	(7,192)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, Net	3,401,924	–
Proceeds from Exercise of Warrants	–	110,000
Proceeds from Production Facility, Net	2,034,728	237,567
Net Cash Provided by Financing Activities	5,436,652	347,567

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	359,481	(1,544,953)
Beginning Cash, Cash Equivalents, and Restricted Cash	2,887,921	5,187,620
Ending Cash, Cash Equivalents, and Restricted Cash	$3,247,402	$3,642,667

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$2,827	$1,450

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock in Relation to Sony Transaction	$1,489,583	$–
Issuance of Common Stock in Satisfaction of Short Term Advances	$–	$410,535

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

September 30, 2017 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment including the award-winning Baby Genius; new preschool property Rainbow Rangers; preschool property debuting on Netflix Llama Llama; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® available on public broadcast stations and the Company’s Kid Genius Carton Channel on Comcast's Xfinity on Demand, Roku, AppleTV, and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also co-producing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended September 30, 2017 and 2016, the Company reported net losses of $1,164,406 and $1,530,900, respectively. For the nine months ended September 30, 2017 and 2016, the Company reported net losses of $3,732,183 and $4,363,567, respectively. The Company reported net cash used in operating activities of $5,029,810 and $1,885,328 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had an accumulated deficit of $40,374,944 and total stockholders’ equity of $10,367,014. At September 30, 2017, the Company had current assets of $3,989,900, including cash, cash equivalents, and restricted cash of $3,247,402 and current liabilities of $2,126,844, including certain trade payables of $925,000 to which the Company disputes the claim. The Company had working capital of $1,863,056 as of September 30, 2017, compared to a working capital deficit of $479,404 as of December 31, 2016.

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

Subsequent to the end of the period, on October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of Common Stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of Common Stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses (See Note 15).

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

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $110,658 at both September 30, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of average cost or market and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both September 30, 2017 and December 31, 2016.

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

We previously adopted FASB ASC 820 for financial instruments measured at fair value on a recurring basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting,” which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. In the second and third quarters, the Company initiated and executed a project to evaluate the impact of these changes, which included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies, to identify differences. The Company is currently evaluating the potential impact on the its internal controls to identify any necessary changes. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company plans to implement these standards effective January 1, 2018 based on the modified retrospective method, but may opt for the full retrospective method depending on the final outcome of our evaluation. The Company believes that it is following an appropriate timeline to allow for proper adoption on the implementation date of January 1, 2018 and will continue to monitor new customer contracts through the remainder of 2017.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries/transactions or special circumstances, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Furniture and Equipment	$12,385	$12,385
Computer Equipment	90,015	42,654
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	295,040	247,679
Less Accumulated Depreciation	(208,745)	(157,218)
Property and Equipment, Net	$86,295	$90,461

During the three months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $17,661 and $16,574, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $51,527 and $49,637, respectively.

Note 4: Film and Television Costs, Net

As of September 30, 2017, the Company had net Film and Television Costs of $4,232,632 compared to $2,260,964 at December 31, 2016. The increase relates primarily to the production and development of SpacePop, Llama Llama, and Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab and SpacePop.

During the three months ended September 30, 2017 and 2016, the Company recorded Film and Television Cost amortization expense of $29,849 and $23,011, respectively. During the nine months ended September 30, 2017, and 2016, the Company recorded Film and Television Cost amortization expense of $37,935 and $158,168, respectively.

The following table highlights the activity in Film and Television Costs as of September 30, 2017 and December 31, 2016:

Total
Film and Television Costs, Net as of December 31, 2015	$1,003,546
Additions to Film and Television Costs	1,390,450
Capitalized Interest	34,756
Film Amortization Expense	(167,788)
Film and Television Costs, Net as of December 31, 2016	2,260,964
Additions to Film and Television Costs	1,880,811
Capitalized Interest	128,792
Film Amortization Expense	(37,935)
Film and Television Costs, Net as of September 30, 2017	$4,232,632

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through September 30, 2017, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	185,020	185,020
Intangible Assets, Gross	2,119,527	2,119,527
Less Accumulated Amortization (c)	(317,649)	(273,877)
Intangible Assets, Net	$1,801,878	$1,845,650

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through September 30, 2017, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through September 30, 2017, the Company has not recognized any impairment expense related to these assets.
(c)	During the three months ended September 30, 2017 and 2016, the Company recognized $12,756 and $19,448, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the nine months ended September 30, 2017 and 2016, the Company recognized $43,771 and $57,763, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of September 30, 2017 is as follows:

Fiscal Year:
2017 (three months)	$11,752
2018	26,119
2019	9,236
2020	8,655
2021	2,059
Remaining	4,057
Total	$61,878

Note 6: Deferred Revenue

As of September 30, 2017 and December 31, 2016, the Company had total short term and long term deferred revenue of $5,072,849 and $3,106,608, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2016 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016. Included in the deferred revenue balance as of September 30, 2017 is the $2,000,000 advance against future royalties that Sony paid to the Company in the first quarter of 2016 as well as $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities – Current

As of September 30, 2017 and December 31, 2016, the Company had the following current accrued liabilities:

	September 30, 2017	December 31, 2016
Accrued Salaries and Wages (a)	$151,150	$132,827
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	–	1,489,583
Other Accrued Expenses	225,178	249,482
Total Accrued Liabilities - Current	$1,301,328	$2,796,892

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.
(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of September 30, 2017, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible. The Company is working with the counterparty to extinguish this liability.
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

In connection with such transaction, we issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC

Note 8: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs anticipated to be delivered to Netflix in the fourth quarter of 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of September 30, 2017, the Company was in compliance with these covenants.

As of September 30, 2017, the Company had gross outstanding borrowing under the facility of $3,624,263 against which financing costs of $128,739 were applied resulting in net borrowings of $3,495,524. As of December 31, 2016, the Company had gross outstanding borrowing under the facility of $1,505,307 against which financing costs of $173,303 were applied resulting in net borrowings of $1,332,004.

Note 9: Stockholders’ Equity

Common Stock

As of September 30, 2017, the total number of authorized shares of Common Stock was 233,333,334.

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

As of September 30, 2017 and December 31, 2016, there were 5,938,103 and 4,010,649 shares of Common Stock outstanding, respectively. Below are the changes to the Company’s Common Stock during the nine months ended September 30, 2017:

•	In connection with the January 2017 Sony Transactions, we issued Sony 301,231 shares of our Common Stock at $4.945 per share.
•	On January 17, 2017, we issued to a consultant 10,112 shares of our Common Stock at $4.945 per share in connection with the January 2017 Sony Transactions.
•	On February 9, 2017, the Company issued 1,171,689 shares of Common Stock in connection with the Private Transaction.
•	On March 14, 2017, the Company issued 8,410 shares of Common Stock valued at $5.95 per share to a consultant for services rendered.
•	On August 1, 2017, the Company issued 6,012 shares of Common Stock valued at $4.99 per share to a consultant for services rendered.
•	On various dates during the nine months ended September 30, 2017, the Company issued 430,000 shares of the Company’s Common Stock pursuant to the conversion of 1,290 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

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

As of September 30, 2017 and December 31, 2016, there were 3,605 and 4,895 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 150,000 shares of Common Stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 1,293,334 from 150,000 shares to 1,443,334 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016. On May 18, 2017, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 223,333 shares from 1,443,334 shares to an aggregate of 1,666,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by the stockholders on July 25, 2017.

The following table summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2017:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2016	1,373,554	$2.82 - 12.00	3.99 years	$280,642	$8.14
Options Granted	–
Options Exercised	–
Options Cancelled	70,339
Options Expired	–
Balance at September 30, 2017	1,303,215	$2.82 - 12.00	3.24 years	$127,860	$8.11

Exercisable December 31, 2016	452,535	$2.82 - 6.00	3.95 years	$263,375	$5.29
Exercisable September 30, 2017	466,700	$2.82 - 6.00	3.23 years	$127,860	$5.33

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

During the three and nine months ended September 30, 2016, the Company recognized share-based compensation expense of $358,919 and $1,236,880, respectively. During the first quarter of 2016, the Company recognized $220,564 of true-up expenses from prior periods which reflected certain revisions meant to (i) align with the graded vesting of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black-Scholes model, and (iii) reflect the accurate number of options granted in 2015. The Company has assessed these adjustments individually and in aggregate and considers them immaterial to the current and prior periods.

During the three and nine months ended September 30, 2017, the Company recognized $108,476 and $514,108, respectively, in share-based compensation expense. The unvested share-based compensation as of September 30, 2017 was $278,819 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 11: Warrants

The Company has warrants outstanding to purchase up to 1,766,698 and 1,651,698 at September 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2017:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Warrants Granted	1,286,690	3.30 - 5.30	–	–	ؘ–
Warrants Exercised	1,171,690	3.30	–	–	–
Warrants Expired	–
Balance at September 30, 2017	1,766,698	$3.30 - 6.00	3.94 years	$4.03	$925,097

Exercisable December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Exercisable September 30, 2017	1,766,698	$3.30 - 6.00	3.94 years	$4.03	$925,097

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California and Massachusetts. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 13: Commitments and Contingencies

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

Rental expenses incurred for operating leases during the three months ended September 30, 2017 and 2016 were $35,862 and $34,818, respectively. Rental expenses incurred for operating leases during the nine months ended September 30, 2017 and 2016 were $71,022 and $69,825, respectively.

The following is a schedule of future minimum contractual obligations as of September 30, 2017, under the Company’s operating leases and employment agreements:

	2017	2018	2019	2020	2021	Thereafter
Operating Leases	$36,214	$36,214	$–	$–	$–	$–
Employment Contracts	258,360	580,413	–	–	–	–
Total	$294,574	$616,627	$–	$–	$–	$–

In addition to employment agreements and operating leases, in the normal course of its business, the Company enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations for either (i) the use of third party intellectual property, such as the case with Stan Lee and the Mighty 7 and Llama Llama among others, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement. Other agreements contain options to acquire rights to intellectual property and would require payment to the rights holders contingent upon the Company securing minimum production, broadcast, or other financing commitments from third parties.

Note 14: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended September 30, 2017 and 2016, the Company earned $0 and $247 in royalties from this agreement, respectively. During the nine months ended September 30, 2017 and 2016, the Company earned $0 and $247 in royalties from this agreement, respectively.

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

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through September 30, 2017, Mr. Heyward has been paid $120,000.

Note 15: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2017 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On October 3, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 1,647,691 shares Common Stock, at an offering price of $3.90 per share for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses. The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-214805), which was filed with the Securities and Exchange Commission (the “Commission”) on November 25, 2016 and was declared effective by the Commission on December 19, 2016 (the “Registration Statement”).
•	In a concurrent private placement (the “October 2017 Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the Investors who participated in the Registered Offering warrants (the “Offering Warrants” and collectively with the Shares, the “Securities”) exercisable for one share of Common Stock for each Share purchased in the Registered Offering for an aggregate of 1,647,691 shares of Common Stock at an exercise price of $3.90 per share. Each Offering Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of an Offering Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided further that in no event shall the Beneficial Ownership Limitation exceed 9.99%. The Offering Warrants and the shares of our Common Stock issuable upon the exercise of the Offering Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.
•	On October 2, 2017, the Company entered into an Engagement Letter (the “Engagement Letter”) with Chardan (the “Placement Agent”) pursuant to which the Company engaged Chardan as its placement agent in connection with the Offerings. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company agreed to pay the Placement Agent a placement agent fee in cash equal to 9.0% of the gross proceeds from the sale of the Securities and to reimburse certain out-of-pocket expenses of up to $35,000. The Engagement Letter also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.
•	Subsequent to September 30, 2017, the Company issued 25,000 shares of Common Stock upon conversion of 75 shares of Series A Convertible Preferred Stock as a conversion prices of $3.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2017 and 2016. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2017, and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Recent Developments

In April 2015, we partnered with Comcast to launch the new Kid Genius Cartoon Channel on Xfinity on Demand. With Xfinity, Kid Genius Cartoon Channel is currently in over 22 million homes. In November 2016, we partnered with a leading kids’ app distributor adding Over-The-Top (“OTT”) distribution expanding the channel onto platforms such as Roku, Apple TV, Amazon Fire and Google thus reaching an additional 40 million homes. Our plans are to continue this roll-out through the end of 2017 by adding additional reach with the goal of being in over 80 million homes.

In September 2017, we announced that we had partnered with Amazon Prime to launch Kid Genius Cartoon Channel Plus, a subscription video on demand channel available to the approximately 80 million subscribers to Amazon Prime for $3.99 per month.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Our summary results for the three months ended September 30, 2017 and 2016 are below.

Revenues

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change	%Change
Licensing & Royalties	$94,430	$85,660	$8,770	10%
Television & Home Entertainment	155,003	34,826	120,177	345%
Advertising Sales	7,008	–	7,008	N/A
Product Sales	60	–	60	N/A
Total Revenue	$256,501	$120,486	$136,015	113%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended September 30, 2017 compared to September 30, 2016, this category increased $8,770 or 10% primarily due to increases in revenues from our SpacePop property.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended September 30, 2017 compared to September 30, 2016, Television & Home Entertainment revenue increased $120,177 or 345% primarily due to licensing activity related to our Thomas Edison’s Secret Lab and SpacePop properties.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $7,008 during the three months ended September 30, 2017 due to advertising impressions served, campaigns, and promotions with no similar activity in the prior period as we had not yet begun to monetize our growing base of homes served.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the three months ended September 30, 2017, product sales associated with Warren Buffett’s Secret Millionaire Club increased by $60 compared to the three months ended September 30, 2016 due to a lack of similar product offerings in the prior period.

Expenses

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change	% Change
Marketing and Sales	$86,715	$220,627	$(133,912)	-61%
Direct Operating Costs	186,226	44,220	142,006	321%
General and Administrative	1,150,147	1,389,360	(239,213)	-17%
Total Operating Expenses	$1,423,088	$1,654,207	$(231,119)	-14%

Marketing and sales expenses decreased $133,912 for the three months ended September 30, 2017 compared to the prior year period primarily due to increased promotional spending in the prior period related to the launch of SpacePop.

Direct operating costs include costs of our product sales, non-capitalizable film costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended September 30, 2017, we recorded film and television cost amortization expense of $29,848 and participation expense of $11,996 compared to prior period expenses of $23,011 and $0, respectively. These increases are related to increased Television & Home Entertainment revenue related to Thomas Edison’s Secret Lab and SpacePop in the current period compared to the prior period. The balance of the direct operating costs includes certain post production costs and content delivery expenses without comparable activity in the prior period.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurance, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for three months ended September 30, 2017 decreased $239,213 compared to the same period in 2016. This change resulted primarily from decreases in share-based compensation expense of $250,443 offset by modest increases of $34,023 in salaries and wages.

Nine months Ended September 30, 2017 and 2016

Our summary results for the nine months ended September 30, 2017 and 2016 are below.

Revenues

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change	% Change
Licensing & Royalties	$365,993	$347,128	$18,865	5%
Television & Home Entertainment	263,142	285,433	(22,291)	-8%
Advertising Sales	13,027	–	13,027	N/A
Product Sales	8,561	16,150	(7,589)	-47%
Total Revenue	$650,723	$648,711	$2,012	0%

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2017 compared to September 30, 2016, this category increased $18,865 or 5% primarily due to increases in revenues from our SpacePop property.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the nine months ended September 30, 2017 compared to September 30, 2016, Television & Home Entertainment revenue decreased $22,291 or 8%. During the nine months ended September 30, 2016, we recognized revenue from numerous licenses of our Thomas Edison’s Secret Lab Property. In the current period, there were fewer licenses of Thomas Edison’s Secret Lab offset by increased licensing activity related to our SpacePop property.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $13,027 during the nine months ended September 30, 2017 due to advertising impressions served campaigns, and promotions with no similar activity in the prior period as we had not yet begun to monetize our growing base of homes served.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the nine months ended September 30, 2017, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $7,589 (47%) compared to the nine months ended September 30, 2016 due to a different product offering and price point as compared to that period in the prior year.

Expenses

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change	% Change
Marketing and Sales	$361,761	$686,577	$(324,816)	-47%
Direct Operating Costs	254,243	252,688	1,555	1%
General and Administrative	3,772,643	4,325,703	(553,060)	-13%
Total Operating Expenses	$4,388,647	$5,264,968	$(876,321)	-17%

Marketing and sales expenses decreased $324,816 for the nine months ended September 30, 2017 compared to the prior year period primarily due to modest decreases in spending related to sponsorships and promotions during the quarter pursuant to our SpacePop marketing plan as well as fees paid to a consultant for execution of a distribution contract in the prior period without similar activity in the current period.

Direct operating costs include costs of our product sales, non-capitalizable film costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. The de minimus increases in direct operating costs in the nine months ended September 30, 2017 compared to the prior period reflect the related increases in total revenue over the same period.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for nine months ended September 30, 2017, decreased $553,060 compared to the same period in 2016. This change resulted from decreases in share-based compensation expense of $722,772 offset by increases in professional fees of $117,449, salaries and wages of $40,375, and bad debt expense of $16,730. Fluctuations in other general and administrative expenses comprise the balance of the variance.

Liquidity and Capital Resources

Working Capital

As of September 30, 2017, we had current assets of $3,989,900, including cash, cash equivalents, and restricted cash of $3,247,402, and current liabilities of $2,126,844, including certain trade payables of $925,000 of which we dispute the claim, resulting in working capital of $1,863,056, compared to a working capital deficit of $479,404 as of December 31, 2016.

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

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11-minute programs anticipated to be delivered to Netflix in the fourth quarter of 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series.

Comparison of Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Our total cash, cash equivalents, and restricted cash were $3,247,402 and $3,642,667 at September 30, 2017 and 2016, respectively.

	September 30, 2017	September 30, 2016	Change
Cash used in operations	$(5,029,810)	$(1,885,328)	$(3,144,482)
Cash used in investing activities	(47,361)	(7,192)	(40,169)
Cash provided by financing activities	5,436,652	347,567	5,089,085
Increase (decrease) in cash	$359,481	$(1,544,953)	$1,904,434

During the nine months ended September 30, 2017, our primary sources of cash were the $3,866,573 in gross proceeds from the Private Transaction coupled with the $2,034,728 in proceeds from the Llama Llama production facility. During the comparable period in 2016, our primary source of cash was the $2,000,000 advance from the Sony Distribution Agreement. During both periods, these funds were primarily used to fund operations including the continued investment in our film and television assets as well as marketing support for our brands.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $5,029,810 as compared to cash used in operating activities of $1,885,328 during the prior period. The use of cash in the current period is based on the operating results discussed above as well as increases in film and television costs of $1,880,811 related to the development and production of SpacePop, Llama Llama, and Rainbow Rangers. The cash used in operating activities in the prior period resulted primarily from the $2,000,000 advance from the Sony Distribution Agreement offset by our operating results and increases in film and television costs of $754,770 related to the production of SpacePop and Llama Llama.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $47,361 for the enhancement of our information technology infrastructure as compared to a use of $7,192 during the comparable period for the development of certain intangible assets.

Financing Activities

Cash generated from financing activities for the nine months ended September 30, 2017 was $5,436,652 as compared to $347,567 generated in the comparable period in 2016. During the nine months ended September 30, 2017, the sources of cash generated from financing activities were the $3,866,573 in gross proceeds from the Private Transaction coupled with the $2,034,728 in proceeds from the Llama Llama production facility. During the nine months ended September 30, 2016, cash generated from financing activities included $100,000 from the exercise of certain warrants outstanding as well as $237,567 in proceeds from the Llama Llama production facility.

Capital Expenditures

As of September 30, 2017, we do not have any material commitments for capital expenditures.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016, EITF Meeting”, which rescinded from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarified guidance on assessment of collectability, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. In the second and third quarters, the Company initiated and executed a project to evaluate the impact of these changes, which included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies, to identify differences. The Company is currently evaluating the potential impact on the its internal controls to identify any necessary changes. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company plans to implement these standards effective January 1, 2018 based on the modified retrospective method, but may opt for the full retrospective method depending on the final outcome of our evaluation. The Company believes that it is following an appropriate timeline to allow for proper adoption on the implementation date of January 1, 2018 and will continue to monitor new customer contracts through the remainder of 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended September 30, 2017 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2017, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 except as follows:

We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of September 30, 2017, we had approximately $3,247,402 of available cash, cash equivalents, and restricted cash. Additional funds may be required to fund operations which could be raised through the issuance of equity securities and/or debt financing. There being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Convertible Preferred Stock will result in an adjustment to the conversion ratio, applicable to such securities, resulting in the issuance of additional shares of our Common Stock upon the conversion of our Series A Convertible Preferred Stock, which would further dilute our other stockholders.

If we fail to honor our obligations under the terms of our third-party supplier or loan agreements, our business may be adversely affected.

On January 10, 2017, we entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to DADC for certain disk manufacturing and replication services, thereby terminating the agreement with DADC.

In connection with such transaction, we (i) granted Sony home entertainment rights in territories worldwide in addition to the United States and Canada and (ii) issued Sony 301,231 shares of our Common Stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the distribution agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. Future cash flow from the distributed products under the distribution agreement, if any, will be impacted by the additional recoupment obligation and additional rights granted. In connection with the above issuance of our shares, we entered into a subscription agreement with Sony, effective as of January 17, 2017.

Loss of key personnel may adversely affect our business.

Our success greatly depends on the performance of our executive management team, including Andy Heyward, our Chief Executive Officer. The loss of the services of any member of our core executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition. The employment agreement of Stone Newman, our former President of Global Consumer Products, Worldwide Content Sales and Marketing, expired on July 14, 2017 and was not renewed.

Our management team currently owns a substantial interest in our voting stock.

As of September 30, 2017, our management team and Board of Directors beneficially own or control (including conversions, options or warrants exercisable or convertible within 60 days) a combined 1,838,159, or 28.2%, of our shares currently outstanding (including conversions, options or warrants exercisable or convertible within 60 days). Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our Common Stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of September 30, 2017, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 58.7% of our outstanding common stock, including shares of common stock subject to preferred shares, stock options, and warrants that are currently convertible or exercisable or will be convertible or exercisable within 60 days after October 1, 2017. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2017, the Company issued 35,000 shares of the Company’s Common Stock pursuant to the conversion of 105 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

During the three months ended September 30, 2017, the Company issued 6,012 shares of Common Stock valued at $4.99 per share to a consultant for services rendered.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as a part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

3.2	Bylaws (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

10.1 *	Genius Brands International, Inc. 2015 Amended Incentive Plan, as amended.

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32.1 **	Section 906 Certification of Chief Executive Officer.

32.2 **	Section 906 Certification of Chief Financial Officer.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2017	By:	/s/ Andy Heyward
Andy Heyward, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Rebecca D. Hershinger
Rebecca D. Hershinger, Chief Financial Officer
(Principal Financial and Accounting Officer)

