Form 10-K
period 2017-12-31
Genius Brands International, Inc.
filed 2018-04-02
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $16,713,372, computed by reference to the last sale price of $3.42 for the common stock on the Nasdaq Capital Market reported for such date.

As of March 30, 2018, there were 8,202,794 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Genius Brands International, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:

•	our ability to generate revenue or achieve profitability;
•	our ability to obtain additional financing on acceptable terms, if at all;
•	fluctuations in the results of our operations from period to period;
•	general economic and financial conditions;
•	our ability to anticipate changes in popular culture, media and movies, fashion and technology;
•	competitive pressure from other distributors of content and within the retail market;
•	our reliance on and relationships with third-party production and animation studios;
•	our ability to market and advertise our products;
•	our reliance on third-parties to promote our products;
•	our ability to keep pace with technological advances;
•	performance of our information technology and storage systems;
•	a disruption or breach of our internal computer systems;
•	our ability to retain key personnel;
•	the impact of federal, state or local regulations on us or our vendors and licensees;
•	our ability to protect and defend against litigation, including intellectual property claims;
•	the volatility of our stock price;
•	the marketability of our stock;
•	our broad discretion to invest or spend the proceeds of our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
•	other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in Item 1A. below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC") and our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Overview

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment including the award-winning Baby Genius; new preschool property Rainbow Rangers; preschool property Llama Llama that debuted on Netflix; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® available on public broadcast stations and our Genius Brands Network on Comcast's Xfinity on Demand, Roku, AppleTV, and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also developing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition to the wholly-owned or partially-owned properties listed above, we represent Llama Llama in the licensing and merchandising space.

Recent Developments

January 2018 Private Placement

On January 8, 2018, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold approximately $1,800,000 of common stock and warrants to such investors (the “January 2018 Private Placement”). We issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. In addition, we issued to Chardan Capital Markets, LLC, as placement agent, warrants to purchase 93,000 shares of common stock at an exercise price of $3.00 per share.

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

Content in Production

Rainbow Rangers: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When there’s trouble for the people or animals of the Earth, the Rangers ride a rainbow across the sky to save the day. We have partnered with Mattel Inc.’s Fisher Price Toys as the master toy partner for the new series, and Viacom’s Nick Jr. has licensed the series for broadcast in the US. International broadcast agreements are currently being negotiated in numerous territories.

Content in Development

Baby Genius: For more than ten years, Baby Genius has earned worldwide recognition for creating award-winning products for toddlers. Its catalogue of 500 songs, 125 music videos, and toys features classic nursery rhymes, learning songs, classical music, holiday favorites and more. Recognizing a need in the marketplace for established pre-school content, the Baby Genius channel was launched featuring the award-winning collection of Baby Genius Videos along with third party content providers sharing the Genius Brands “Content with a Purpose” message. The Baby Genius brand is synonymous with safe, enriching content for preschoolers and is being re-launched as a life style brand incorporating a new website, content and consumer products designed with today’s family in mind.

Stan Lee’s Cosmic Crusaders: Stan Lee’s Cosmic Crusaders is a co-production between us, Stan Lee’s POW! Entertainment, and The Hollywood Reporter of an adult-themed animated series whose launch coincided with “Stan Lee’s 75 Years in Business” salute in The Hollywood Reporter’s Comic-Con issue. Stan Lee’s Cosmic Crusaders is based on a concept by Stan Lee and written by Deadpool co-creator Fabian Nicieza. With 52 eleven-minute episodes in development, the first four episodes premiered exclusively on THR.com with one episode that aired during Comic-Con International 2016. Stan Lee’s Cosmic Crusaders is the first series to launch on THR.com and will be promoted through The Hollywood Reporter’s YouTube channel, Facebook, Twitter and Instagram pages.

Already Released Content

Llama Llama: We completed production of fifteen half-hour animated episodes in 2017 which premiered on Netflix in early 2018. Llama Llama’s creators include Oscar-winning director Rob Minkoff (The Lion King), director Saul Blinkoff (Doc McStuffins), showrunner Joe Purdy, art director Ruben Aquino (Frozen) and Emmy-winning producers Jane Startz and Andy Heyward. Based on the NY Times #1 best-selling children’s books of the same name, the animated series centers on young Llama Llama’s first steps in growing up and facing childhood milestones. Each episode is structured around a childhood milestone and a life lesson learned by Llama Llama and his friends, told with a sense of humor, vitality, and understanding. The global licensing program was unveiled in June 2016 at the Licensing Expo held in Las Vegas.

SpacePop: SpacePop is a music and fashion driven animated property that has garnered over 17 million views and over 63,000 subscribers since its launch in May 2016. With 108 three-minute webisodes produced, SpacePop had a best-in-class production team which included Steve Banks (head writer and story editor of Sponge Bob Square Pants) as content writer; Han Lee (Pink Fizz, Bobby Jack) for original character designs; multiple Grammy Award-winning producer and music veteran Ron Fair (Fergie, Mary J. Blige, Black Eyed Peas, Pussycat Dolls, Christina Aguilera and more), singer-songwriter Stefanie Fair (founding member of RCA’s girl group Wild Orchid with Fergie) for the original SpacePop theme music; and veteran music producer and composer John Loeffler (Kidz Bop, Pokemon) for original songs. SpacePop products range from apparel and accessories, to beauty, cosmetics, candy, books and music.

Thomas Edison’s Secret Lab: Thomas Edison’s Secret Lab is a STEM-based comedy adventure series by Emmy-nominated writer Steve Banks (SpongeBob Square Pants), multi-Emmy Award-winning writer Jeffrey Scott (Dragon Tales), and Emmy Award-winning producer Mark Young (All Dogs Go To Heaven 2). The series includes 52 eleven-minute episodes as well as 52 ninety-second original music videos produced by Grammy Award-winning producer Ron Fair. The animated series follows the adventures of Angie, a 12-year-old prodigy who, along with her young science club, discovers Thomas Edison’s secret lab.

Warren Buffett’s Secret Millionaire’s Club: With 26 thirty-minute episodes and 26 four-minute webisodes, this animated series features Warren Buffett who acts as a mentor to a group of entrepreneurial kids who have international adventures that lead them to encounter neighborhood and community problems to solve. Warren Buffett’s Secret Millionaire’s Club empowers kids by helping them learn about the business of life and the importance of developing healthy life habits at an early age.

Licensed Content

In addition to the wholly-owned or partially-owned properties listed above, we represent Llama Llama in the licensing and merchandising space.

Genius Brands Network

Seeing a need for a destination devoted to providing "Content with a Purpose," we launched the Genius Brands Network comprised of the Kid Genius Cartoon Network and Baby Genius TV. The network is distributed across multiple platforms including advertising video-on-demand (“AVOD”), subscription video-on-demand (“SVOD”) and over-the-top (“OTT”) providing kids and parents a clear choice in premium entertaining, enriching and engaging programming.

The Kid Genius Cartoon Network provides smart TV for kids. Our shows are designed for kids to tweens and anyone in between. Our Kid Genius Cartoon Network exposes kids to new and intriguing subjects that stimulate their senses and imagination on a daily basis. Parents will enjoy watching their kids be entertained with enriching and educational series. Featured series include Dino Squad, Thomas Edison's Secret Lab, Inspector Gadget and more. The Kid Genius Cartoon Channel Plus was launched in September 2017 on Amazon Prime. Kid Genius Cartoon Channel Plus is a subscription video-on-demand services available for $3.99 per month to the approximately 80 million Amazon Prime members. The channel features a variety of owned and licensed content.

Baby Genius TV provides enriching and entertaining content for toddlers through preschoolers. Toddlers to preschoolers learn lessons through music and characters that ignite their imagination. Parents will feel safe knowing that their littles ones are enjoying the educational content of our shows. Series include Baby Genius, Rainbow Valley Fire Department, The New Adventures of Madeline and more.

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast but also digital platforms. We have strong ties to and actively solicit placement for our content from the largest linear broadcasters such as Nickelodeon, The Disney Channel, Cartoon Network, Sprout, and PBS. Similarly, on the digital side, we are partnered with Comcast’s Xfinity platform as well as AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, and YouTube. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, VOD, and digital distribution.

Finally, we expanded our long term strategic partnership with Sony Pictures Home Entertainment from domestic to global in January 2017.

Consumer Products

A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly licensing properties to a variety of manufacturers, wholesalers, and retailers. We currently have across all brands in excess of 65 licensees and hundreds of licensed products in the market. Products bearing our marks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Wal-Mart, Target, Claire’s, Kohl’s, Best Buy, Hudson News, Barnes & Noble, Amazon.com and many more. We often negotiate dedicated retail space on a direct basis with retailers that will include branded signage to give our brands prominence and clear communication with the consumer. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees can earn out at which point we could earn additional revenue.

Marketing

We believe that generating awareness and consumer interest in our brands requires a dedicated 360-degree approach to marketing which we regularly deploy. Beyond the content creation and achieving distribution, consumers must become engaged with the content in all aspects of their lives. Successful marketing campaigns for our brands have included utilizing influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers) and influencer marketing, participating in cross promotional consumer product campaigns as well out of home advertising campaigns within theme parks and malls. Our Genius Brands Network, with distribution in over 60 million households, provides reach for cross promotion of content and consumer products. We also deploy digital and print advertising to support the brands as well as work with external public relations professionals to promote our efforts to both consumer and trade. We regularly initiate grass roots marketing campaigns and strategic partnerships with brands that align and offer value to us.

Competition

We compete against other creators of children’s content including Disney, Nickelodeon, Cartoon Network, and Sesame Street as well as other small and large creators. In the crowded children’s entertainment space, we compete with these other creators for both content distribution across linear, VOD, and digital platforms as well as retail shelf space for our licensed products. To compete, we are focused on our strategic positioning of “content with a purpose” which we believe is a point of differentiation embraced by the industry, as well as parents and educators. Additionally, the Kid Genius Cartoon Network, Baby Genius TV, and Kid Genius Cartoon Channel Plus enables us to increase the awareness of our brands through an owned platform.

Customers and Licensees

Typically, our business is not reliant on one or a few major customers; however, in 2017, over 80% of our revenue was attributable to the recognition of revenues earned from Netflix upon the delivery of the first season of Llama Llama. As of December 31, 2017, we had partnered with over 65 consumer products licensees going to market with nearly 300 stock keeping units (“SKU”). As of the same date, we licensed our content to over 40 broadcasters in over 90 territories globally as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Kohls, Claire’s, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally.

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

Employees

As of December 31, 2017, we had 19 full-time equivalent employees and an additional seven temporary, contracted part-time or full-time equivalents in certain functions, such as legal, accounting and production management. We employ on an outsourced, as-needed basis, contractors in the fields of investor relations, public relations and production.

Intellectual Property

As of December 31, 2017, we own the following properties and related trademarks: Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Kid Genius”, “Wee Worship”, “A Squared,” “Kaflooey,” and “Ready, Play, Learn” as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have trademark applications pending for Rainbow Rangers and SpacePop.

As of December 31, 2017, we hold 14 registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe and other countries in which our products are sold.

As of December 31, 2017, we also held 96 motion picture, 13 sound recording and one literary work copyrights related to our video, music and written work products.

We have a two-third ownership interest in Stan Lee Comics, LLC which owns the publishing brand Stan Lee Comics and all properties produced therein. Stan Lee Comics, LLC is a joint venture with Stan Lee’s POW! Entertainment. Stan Lee Comics, LLC is the owner of the Stan Lee’s Mighty 7 and the Stan Lee’s Cosmic Crusaders properties.

We have 50/50 ownership agreements with the following partners and their related brands: Martha Stewart’s Martha & Friends; and Gisele Bündchen’s Gisele & the Green Team.

In addition to the wholly-owned or partially-owned properties listed above, we represent Llama Llama in the licensing and merchandising space.

Company Information

We were incorporated in California on January 3, 2006 and reincorporated in Nevada in October 2011. We commenced operations in January 2006, assuming all of the rights and obligations of our then Chief Executive Officer, under an Asset Purchase Agreement between us and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In October 2011, we (i) changed our domicile to Nevada from California, and (ii) changed our name to Genius Brands International, Inc. from Pacific Entertainment Corporation (the “Reincorporation”). In connection with the Reincorporation, we changed our trading symbol from “PENT” to “GNUS.”

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

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2017, we generated net revenues of $5,335,728 and incurred a net loss of $4,908,736, while for the previous year, we generated net revenue of $866,875 and incurred a net loss of $6,213,135. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

We will need to generate additional revenue and/or reduce costs to achieve profitability. We are beginning to generate revenues derived from our existing properties, properties in production, and new brands being introduced into the marketplace. However, the ability to sustain these revenues and generate significant additional revenues or achieve profitability will depend upon numerous factors some of which are outside of our control.

We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2017, we had approximately $7,498,072 of available cash, cash equivalents, and restricted cash. Additional funds may be required to fund operations which could be raised through the issuance of equity securities and/or debt financing. There is no assurance that any type of financing on terms acceptable to us will be available or will otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Convertible Preferred Stock will result in an adjustment to the conversion ratio, applicable to such securities, resulting in the issuance of additional shares of our common stock upon the conversion of our Series A Convertible Preferred Stock, which would further dilute our other stockholders.

If we are not able to obtain sufficient capital, we may then be forced to limit the scope of our operations.

We expect that as our business continues to evolve we will need additional working capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors could have a material adverse effect on our future operating results and our financial condition.

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption and cause our business and reputation to suffer.

In the ordinary course of business, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could adversely affect our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Any such access, disclosure or other loss of such information could result in legal claims or proceedings and damage our reputation.

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

As of December 31, 2017, our management team and Board of Directors beneficially own or control (including conversions, options or warrants exercisable or convertible within 60 days) a combined 2,528,225, or 28.9%, of our shares currently outstanding (including conversions, options or warrants exercisable or convertible within 60 days). Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

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

As of March 30, 2018, approximately 5,264,959 shares of common stock of the 8,202,794 shares of common stock issued and outstanding are free trading. Additionally, as of March 30, 2018, there are 1,176,667 shares of common stock underlying the Series A Convertible Preferred Stock that could be sold pursuant to Rule 144. As of the same date, there are 2,238,359 shares of common stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements as well as 1,861,030 shares of common stock underlying registered warrants. Lastly, as of March 30, 2018, there are 1,294,045 shares of common stock underlying outstanding options granted and 372,622 shares reserved for issuance under our Genius Brands International, Inc. Amended 2015 Incentive Plan, all of which are unregistered but will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of December 31, 2017, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 54.2% of our outstanding common stock, including shares of common stock subject to preferred shares, stock options, and warrants that are currently convertible or exercisable or will be convertible or exercisable within 60 days after December 31, 2017. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. We pay rent of approximately $136,542 annually, subject to annual escalations of 3%.

On February 6, 2018, we entered into lease for approximately 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commences on May 25, 2018. We will pay rent of approximately $364,130 annually, subject to annual escalations of 3.5%.

Item 3.	Legal Proceedings.

We are not party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol “GNUS” on November 21, 2016. Prior to that, our common stock traded on the OTCQB of the OTC Markets Group Inc. under the same symbol.

The table below sets forth (i) for the periods during which our Company was quoted on the OTCQB, the high and low bid prices for our common stock as reported on the OTCQB during the periods indicated, and (ii) for the periods during which our Company has been listed on the Nasdaq Capital Market, the high and low closing prices for our common stock as reported by the Nasdaq Capital Market for the periods indicated.

The quotations below, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions. The bid quotations and sales prices reflect a one-for-three reverse stock split we effected on November 9, 2016.

Period (Listed on The Nasdaq Capital Market)	Quarter High	Quarter Low
November 21, 2016 through December 31, 2016	$7.05	$5.20
First Quarter 2017	$5.73	$3.67
Second Quarter 2017	$4.99	$3.40
Third Quarter 2017	$4.12	$3.00
Fourth Quarter 2017	$3.77	$2.43

Period (Quoted on OTCQB)	Quarter High	Quarter Low
First Quarter 2016	$3.75	$1.80
Second Quarter 2016	$7.14	$3.69
Third Quarter 2016	$6.51	$5.55
October 1, 2016 through November 20, 2016	$7.13	$5.34

The last reported closing price for our common stock on the Nasdaq Capital Market on March 30, 2018 was $2.74 per share.

Stockholders

As of March 30, 2018, the number of shares of common stock outstanding was 8,202,794. As of March 30, 2018, there were approximately 207 record holders of our shares of issued and outstanding common stock. This number does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table reflects, as of December 31, 2017, compensation plans pursuant to which we are authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,294,045	$8.14	372,622
Equity compensation plans not approved by shareholders	–	–	–
Total	1,294,045	$8.14	372,622

Issuances of Unregistered Sales of Securities

During the year ended December 31, 2017, the Company issued 455,000 shares of common stock pursuant to the conversion of 1,365 shares of Series A Convertible Preferred Stock at a conversion price of $3.00. These securities were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

Item 6.	Selected Financial Data

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2017 and 2016. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described above in the section entitled “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on the characters that we have created or licensed. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment including the award-winning Baby Genius; new preschool property Rainbow Rangers; preschool property Llama Llama that debuted on Netflix; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® available on public broadcast stations and our Genius Brands Network on Comcast's Xfinity on Demand, Roku, AppleTV, and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. We are also developing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition to the wholly-owned or partially-owned properties listed above, we represent Llama Llama in the licensing and merchandising space.

On November 4, 2016, we effected a reverse stock split on a one-to-three basis. The reverse stock split became effective on November 9, 2016. The reverse stock split was implemented to facilitate our successful uplisting on the Nasdaq Capital Market. Unless otherwise noted, all share and per share data give effect to such reverse stock split of our common stock.

Recent Developments

January 2018 Private Placement

On January 8, 2018, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold approximately $1,800,000 of common stock and warrants to such investors (the “January 2018 Private Placement”). We issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. In addition, we issued to Chardan Capital Markets, LLC, as placement agent, warrants to purchase 93,000 shares of common stock at an exercise price of $3.00 per share.

Results of Operations

Years Ended December 31, 2017 and 2016

Our summary results for the years ended December 31, 2017 and 2016 are below.

Revenues

	December 31, 2017	December 31, 2016	Change	% Change
Television & Home Entertainment	$4,815,491	$356,150	$4,459,341	1,252%
Licensing & Royalties	472,134	463,213	8,921	2%
Genius Brands Network	38,779	33,644	5,135	15%
Product Sales	9,324	13,868	(4,544)	(33)%
Total Revenue	$5,335,728	$866,875	$4,468,853	516%

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the year ended December 31, 2017 compared to December 31, 2016, Television & Home Entertainment revenue increased $4,459,341 or 1252% due to the delivery of Llama Llama to Netflix in December 2017 without comparable activity in the prior period.

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the year ended December 31, 2017 compared to December 31, 2016, this category increased $8,921 or 2% primarily due to increases in revenues from our SpacePop property.

The Genius Brands Network generates revenue in the form of either flat rate promotions, advertising impressions served, or our share of subscriptions to our channels. Revenues from the Genius Brands Network increased 15% over the prior year as the Network’s household reach grew thus increasing the number of impressions served as well as the introduction of the SVOD platform on Amazon Prime.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the year ended December 31, 2017, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $4,544 (33%) as a result of a different product offering and price point as compared to that period in the prior year.

Expenses

	December 31, 2017	December 31, 2016	Change	% Change
Marketing and Sales	$662,373	$1,035,128	$(372,755)	(36)%
Direct Operating Costs	4,257,427	279,217	3,978,210	1,425%
General and Administrative	5,329,718	6,017,391	(687,673)	(11)%
Total Operating Expenses	$10,249,518	$7,331,736	$2,917,782	40%

Marketing and sales expenses decreased $372,755 for the year ended December 31, 2017 compared to the prior year period primarily due to modest decreases in spending related to sponsorships and promotions pursuant to our SpacePop marketing plan as well as fees paid to a consultant for execution of a distribution contract in the prior period without similar activity in the current period.

Direct operating costs include costs of our product sales, non-capitalizable film costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Increases in direct operating costs in the year ended December 31, 2017 compared to the prior period reflect increases in film amortization expense, participation expense, and dubbing costs related to the delivery of Llama Llama to Netflix in the fourth quarter of 2017.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for the year ended December 31, 2017, decreased $687,673 compared to the same period in 2016. This change resulted from decreases in share-based compensation expense of $917,839 offset by increases in professional fees of $158,809, salaries and wages of $71,157, and bad debt expense of $66,502. Fluctuations in other general and administrative expenses comprise the balance of the variance.

Liquidity and Capital Resources

Working Capital

As of December 31, 2017, we had current assets of $10,834,926, including cash, cash equivalents, and restricted cash of $7,498,072, and current liabilities of $3,718,647, including certain trade payables of $925,000 of which we dispute the claim, resulting in working capital of $7,116,279, compared to a working capital deficit of $479,404 as of December 31, 2016.

Increases in working capital were the result of three transactions:

•	On January 10, 2017, we entered into an amendment of our home entertainment distribution agreement with Sony pursuant to which, among other things, Sony paid DADC $1,489,583 which was the total sum owed and payable by us to DADC.
•	On February 9, 2017, we entered into a private transaction with certain of our existing warrant holders for which we received net proceeds of $3,401,924, after deducting the placement agent fee and related offering expenses, from the exercise of the original warrants held by such warrant holders (the “Private Transaction”). In connection with such transaction, we issued warrants to purchase an aggregate of 799,991 shares of our common stock with and exercise price of $3.30 per share and warrants to purchase an aggregate of 371,699 shares of our common stock with an exercise price of $5.30 per share.
•	On October 3, 2017, we sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for net proceeds of approximately $5,699,534 after deducting the placement agent fee and related offering expenses (the “October 2017 Registered Direct Offering”).

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in the fourth quarter of 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series. During the fourth quarter of 2017, the Facility was reduced from $5,275,000 to $4,843,416 and a portion of the collateral was released to the Company leaving $568,673 in restricted cash as of December 31, 2017.

Comparison of Cash Flows for the Years Ended December 31, 2017 and 2016

Our total cash, cash equivalents, and restricted cash were $7,498,072 and $2,887,921 at December 31, 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016	Change	% Change
Cash used in operations	$(7,153,312)	$(3,716,277)	$(3,437,035)	(92)%
Cash used in investing activities	(140,751)	(11,494)	(129,257)	(1,125)%
Cash provided by financing activities	11,904,214	1,428,072	10,476,142	734%
Increase (decrease) in cash	$4,610,151	$(2,299,699)	$6,909,850	300%

During the year ended December 31, 2017, our primary sources of cash were $3,401,924 in net proceeds from the Private Transaction, $5,699,534 in net proceeds from the October 2017 Registered Direct Offering, and $2,802,756 in net proceeds from the Llama Llama production facility. During the comparable period in 2016, our primary source of cash was the $2,000,000 advance from the Sony Distribution Agreement as well as $1,318,072 in net proceeds from the Llama Llama production facility. During both periods, these funds were primarily used to fund operations including the continued investment in our film and television assets as well as marketing support for our brands.

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $7,186,870 as compared to cash used in operating activities of $3,716,277 during the prior period. The use of cash in the current period is based on the operating results discussed above as well as net investments in film and television costs of $2,825,426 related to the development and production of Rainbow Rangers, Llama Llama, and SpacePop. The cash used in operating activities in the prior period resulted primarily from the $2,000,000 advance from the Sony Distribution Agreement offset by our operating results and increases in film and television costs of $1,390,450 related to the production of Llama Llama and SpacePop.

Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was $107,193 for the enhancement of our information technology infrastructure as well as redesigns of our corporate websites as compared to a use of $11,494 during the comparable period for the development of certain intangible and fixed assets.

Financing Activities

Cash generated from financing activities for the year ended December 31, 2017 was $11,904,214 as compared to $1,428,072 generated in the comparable period in 2016. During the year ended December 31, 2017, the sources of cash generated from financing activities were $3,401,924 in net proceeds from the Private Transaction, $5,699,534 in net proceeds from the October 2017 Registered Direct Offering, and $2,802,756 in net proceeds from the Llama Llama production facility. During the year ended December 31, 2016, cash generated from financing activities included $110,000 from the exercise of certain warrants outstanding as well as $1,318,072 in net proceeds from the Llama Llama production facility.

Capital Expenditures

As of December 31, 2017, we do not have any material commitments for capital expenditures.

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

We sell advertising on our Genius Brands Network in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, we recognize revenue when all five revenue recognition criteria under FASB ASC 605 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to us on a monthly basis, and revenue is reported in the month the impressions are served.

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

During 2017, the Company initiated and executed a project to evaluate the impact of these changes, which included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies, to identify differences. The standard will be applied using the modified retrospective approach where the Company will record a cumulative effect adjustment as of the date of adoption, January 1, 2018.

The Company has completed its analysis of its existing revenue contracts and has substantially completed its new revenue accounting policy documentation under the new standard. The Company has identified the following six material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (Functional Intellectual Property or “functional IP” is defined as intellectual property that has significant standalone functionality for example ability be played or aired. Functional intellectual property derives a substantial portion of its utility from its significant standalone functionality.)
•	License rights to exploit Symbolic Intellectual Property (Symbolic Intellectual Property or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities for example the Company’s licensing and merchandising programs associated with its animated content.)
•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)
•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)
•	Fixed fee advertising revenue generated from the Genius Brands Network
•	Variable fee advertising revenue generated from the Genius Brands Network

As a result of the change, beginning January 1, 2018, the Company will begin recognizing revenue related to licensed rights to exploit functional IP in two ways. For minimum guarantees, the Company will recognize fixed revenue upon delivery of content and the start of the license period. For functional IP contracts with a variable component, the Company will estimate revenue such that it is probable there will not be a material reversal of revenue in future periods. Revenue under these types of contracts was previously recognized when royalty statements were received. The Company will begin recognizing revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

The Company is in the process of preparing the transition adjustment that will be reflected in its March 31, 2018 quarterly financial statements. The Company expects that disclosure contained in the notes to the consolidated financial statements relating to revenue recognition will expand under the new standard. The Company is evaluating the new disclosure requirements, including any necessary changes to business processes, systems, and controls to support the additional required disclosures.

The Company is also currently evaluating the potential impact on the Company’s internal control over financial reporting to identify any necessary changes.

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

In May 2017, the FASB issued Accounting Standard Update 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective beginning January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of March 30, 2018:

Name	Age	Position
Andy Heyward	69	Chief Executive Officer and Chairman of the Board of Directors
Rebecca D. Hershinger	44	Chief Financial Officer
Gregory B. Payne	63	Chief Operating Officer, Corporate Secretary
Bernard Cahill *	52	Director
Joseph “Gray” Davis *	75	Director
P. Clark Hallren *	56	Director
Amy Moynihan Heyward	51	Director
Margaret Loesch *	72	Director
Lynne Segall*	65	Director
Anthony Thomopoulos *	80	Director

_______

* Denotes directors who are “independent” under applicable SEC and Nasdaq rules.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

Background Information

Andy Heyward, 69, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities, and was awarded the 2002 UCLA Alumni Association's Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment.  He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Rebecca D. Hershinger, 44, has been the Chief Financial Officer since April 2016. She served as the Chief Financial Officer of the Company from October 2014 through June 2015 and as a consultant to the Company beginning in March 2014. In 2012, she founded CFO Advisory Services Inc., an accounting and business advisory services firm, headquartered in Park City, UT. From 2008 through 2012, Ms. Hershinger was Chief Financial Officer and Vice President, Finance & Corporate Development for SpectrumDNA, Inc., formerly a social media marketing and application development company that had been located in Park City, UT. Ms. Hershinger was an independent financial consultant in San Francisco between 2007 and 2008. Ms. Hershinger was employed by Metro-Goldwyn-Mayer, Inc. in Los Angeles, California from 1999 to 2005, holding various positions ultimately rising to the level of Vice President, Finance & Corporate Development. Between 1995 and 1998, Ms. Hershinger worked as an analyst for JP Morgan Chase & Co in Los Angeles and New York. Ms. Hershinger received her Bachelor of Science in Business Administration from Georgetown University, McDonough School of Business, in Washington, D.C. and a Master in Business Administration (MBA) from The Wharton School, University of Pennsylvania. She also completed studies at the International Finance & Comparative Business Policy Program at Oxford University, Oxford England. On March 6, 2018, Ms. Hershinger notified us that she would voluntarily resign from her position, effective upon the expiration of her employment agreement at the close of business on April 17, 2018.

Gregory B. Payne, 63, has been the Corporate Secretary of the Company since November 2013, the Chief Operating Officer since July 2017, and the Chief Operating Officer and EVP Legal / Business Affairs to A Squared Entertainment LLC since October 2011 and A Squared Holdings LLC since March 2009. He was an attorney in private practice and the Chairman of Foothill Entertainment, Inc. from 2000 to present. Mr. Payne served as Senior Vice President Legal and Business Affairs to DIC Animation City, DIC Entertainment L.P. and DIC Productions L.P. variously during the period from 1986 to 1998 and was an attorney in private practice from 1978 until 1986. Mr. Payne is a director and 50% shareholder of Foothill Entertainment Inc. Mr. Payne received his Juris Doctorate from Stanford Law School. On February 28, 2018, we entered into an agreement with Mr. Payne pursuant to which we and Mr. Payne agreed to the cessation of Mr. Payne’s employment with us upon the earlier to occur of the following: (1) once Mr. Payne’s replacement had been found, after a two-week transition period (the “Transition Period”) or (2) May 31, 2018 (the “End Date”).

Bernard Cahill, 52, has been a Director of the Company since December 2013. Mr. Cahill is the founding partner of ROAR, LLC, an entertainment consulting firm, which he founded in 2004 and is the founding partner of Cahill Law Offices, an entertainment law firm, which he founded in 1995. Mr. Cahill is the founder of Unicorn Games LLC, which was sold to Hasbro, Inc. in 2000. Mr. Cahill holds a Bachelor’s of Science degree in Biology from Illinois State University and a Juris Doctorate from the John Marshall Law School. Mr. Cahill is a member of the Tennessee State and Illinois State Bar. Mr. Cahill was chosen to be a director based on his expertise in the entertainment field.

Joseph “Gray” Davis, 75, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bi-partisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

P. Clark Hallren, 56, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Amy Moynihan Heyward, 51, has been a Director of the Company since December 2013. Ms. Heyward is the co-founder and served as the President of A Squared from 2009 until 2016. Prior to the formation of A Squared, Ms. Heyward served as the Vice President of Marketing at the Los Angeles Times from 2006 to 2008 and from 2003 to 2006. Ms. Heyward served as the director of global marketing for McDonald’s Corporation. From 2002 to 2003, Ms. Moynihan handled promotions and sponsorships for Hasbro, Inc. and from 1994 to 2000, Ms. Heyward worked in various marketing posts for Disney. Ms. Heyward received degrees in Marketing Communications and Journalism from Northeastern University and sits on the Boards of Directors of LA’s Best and After School All-Stars. Ms. Heyward was chosen as a director because of her commercial and trade experience in creating and managing international brands and as co-founder of A Squared Entertainment.

Margaret Loesch, 72, has been a Director of the Company since March 2015 and the Executive Chairman of the Genius Brands Network since December 2016. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her bachelors of science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Lynne Segall, 65, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 80, has been a Director of the Company since February 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

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

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and on written representations from our officers, directors, and any person whom we understand owns more than 10% of our common stock, we found that during 2017, all Section 16(a) filing were made with the SEC on a timely basis.

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

Board Committees

During 2017, our Board of Directors held four meetings.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2017:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Andy Heyward	Chair
Bernard Cahill	X	X
Joseph “Gray” Davis	X
P. Clark Hallren	X	Chair	X
Amy Moynihan Heyward	X
Margaret Loesch	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X	X	Chair

Meetings in 2017:	4	4	3	1

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

Executive Compensation

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named officers for fiscal year 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andy Heyward (2)	2017	200,000	500	–	–	140,000	340,500
Chief Executive Officer	2016	200,000	500	–	–	46,000	246,500

Rebecca D. Hershinger (3)	2017	190,000	500	–	–	–	190,500
Chief Financial Officer	2016	190,000	500	–	322,884	–	513,384

Gregory B. Payne (4)	2017	225,000	500	–	–	–	225,500
Chief Operating Officer	2016	190,000	500	–	–	–	190,500
and Corporate Secretary

___________________

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

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

(3)

On April 18, 2016, the Company entered into an employment agreement with Ms. Hershinger, whereby Ms. Hershinger agreed to serve as the Company’s Chief Financial Officer for a period of one year, with a mutual option for an additional one-year period, in consideration for an annual salary of $175,000, which salary was to be increased to $190,000 per year not later than October 1, 2016. On April 17, 2017, the Company and Ms. Hershinger extended the employment agreement for one additional year. On March 6, 2018, Ms. Hershinger notified the Company that she would voluntarily resign from her position, effective upon the expiration of her employment agreement at the close of business on April 17, 2018.

On September 13, 2016, the Company granted Ms. Hershinger 85,088 stock options with strike prices of $6.00 to $12.00, a term of five years, and vesting ranging from immediate to between seven months to two years and seven months after the grant date anniversary.

(4)

In association with the Merger, Mr. Payne was appointed Corporate Secretary of the Company for which he is entitled to an annual salary of $175,000. Mr. Payne’s annual compensation was increased to $190,000 on October 1, 2016. On July 13, 2017, the Company entered into an employment agreement with Mr. Payne, whereby Mr. Payne agreed to serve as the Company’s Chief Operating Officer for a period of one year, with a mutual option for an additional one year period, in consideration for an annual salary of $225,000.

On February 28, 2018, the Company entered into an agreement with Mr. Payne pursuant to which Mr. Payne and the Company agreed to the cessation of Mr. Payne’s employment with the Company upon the earlier to occur of the following: (1) once Mr. Payne’s replacement has been found, after a two week transition period (the “Transition Period”) or (2) May 31, 2018 (the “End Date”). The Agreement provides that until the end of the Transition Period, Mr. Payne shall receive his full salary and benefits and that upon the End Date, Mr. Payne shall be entitled to receive a payment equal to the greater of (1) 50% of his remaining current salary or (2) three months of his current salary, plus, in either case, payment of accrued vacation and California employee entitlements.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding stock option awards as of December 31, 2017. As of December 31, 2017, the Company has not granted any stock awards to its executive officers or any other employees.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Andy Heyward (1)	125,000	–	–	$6.00	12/14/20
	250,000	–	–	$9.00	12/14/20
	–	68,750	–	$12.00	12/14/20

Rebecca D. Hershinger	20,003	–	–	$6.00	9/13/21
	18,334	–	–	$6.00	9/13/21
	–	36,667	–	$9.00	9/13/21
	–	10,084	–	$12.00	9/13/21

Gregory B. Payne	20,003	–	–	$2.82	10/19/20
	18,334	–	–	$6.00	12/14/20
	36,667	–	–	$9.00	12/14/20
	–	10,084	–	$12.00	12/14/20

______________________

(1)	Excluded from this table is 5,000 stock options granted to Mr. Heyward on October 19, 2015, with immediate vesting, at a strike price of $2.82 with a five-year term for his service on the Board of Directors.

Retirement Benefits

As of December 31, 2017, we did not provide any retirement plans to our executive officers or employees.

Potential Payments upon Termination or Change-in-Control

As of December 31, 2017, we did not provide for any potential payments upon termination or change of control.

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

On April 18, 2016, the Company entered into an employment agreement with Rebecca D. Hershinger (the “Rebecca D. Hershinger Employment Agreement”), whereby Ms. Hershinger agreed to serve as the Company’s Chief Financial Officer for a period of one year, with a mutual option for an additional one-year period, in consideration for an annual salary of $175,000, which salary was to be increased to $190,000 per year not later than October 1, 2016. On April 17, 2017, the Company and Ms. Hershinger extended the employment agreement for one additional year. Under the terms of the Rebecca D. Hershinger Employment Agreement, Ms. Hershinger shall be entitled to receive a grant of stock options commensurate with those given to the Company’s Executive Vice President and an annual discretionary bonus based on her performance. Additionally, the Rebecca D. Hershinger Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for Cause (as defined in the Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of the Rebecca D. Hershinger Employment Agreement and for a period of three years thereafter, certain amounts paid to Ms. Hershinger, including any discretionary bonus and stock based compensation, but excluding her base salary, reimbursement of certain expenses, and paid time off days, will be subject to the Company’s clawback right upon the occurrence of certain events which are adverse to the Company. On March 6, 2018, Ms. Hershinger notified the Company that she would be voluntarily resigning from the position of Chief Financial Officer upon expiration of the extension on April 17, 2018.

On July 13, 2017, the Company entered into an employment agreement with Gregory B. Payne (the “Gregory B. Payne Employment Agreement”), whereby Mr. Payne agreed to serve as the Company’s Chief Operating Officer for a period of one year, with a mutual option for an additional one-year period, in consideration for an annual salary of $225,000. Under the terms of the Gregory B Payne Employment Agreement, Mr. Payne shall be entitled to an annual discretionary bonus based on his performance. Additionally, the Gregory B. Payne Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for Cause (as defined in the Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of the Gregory B. Payne Employment Agreement and for a period of three years thereafter, certain amounts paid to Mr. Payne, including any discretionary bonus and stock based compensation, but excluding his base salary, reimbursement of certain expenses, and paid time off days, will be subject to the Company’s clawback right upon the occurrence of certain events which are adverse to the Company. On February 28, 2018, the Company entered into an agreement with Mr. Payne pursuant to which Mr. Payne and the Company agreed to the cessation of Mr. Payne’s employment with the Company upon the earlier to occur of the following: (1) once Mr. Payne’s replacement has been found, after a two-week transition period (the “Transition Period”) or (2) May 31, 2018 (the “End Date”). The Agreement provides that until the end of the Transition Period, Mr. Payne shall receive his full salary and benefits and that upon the End Date, Mr. Payne shall be entitled to receive a payment equal to the greater of (1) 50% of his remaining current salary or (2) three months of his current salary, plus, in either case, payment of accrued vacation and California employee entitlements.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal years ended December 31, 2017 and 2016 in the director's capacity as director.

Name	Year	Fees Earned ($) (1)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Andy Heyward	2017	20,000	-		-		-		20,000
	2016	20,000	-		-		-		20,000

Bernard Cahill	2017	10,000	-		-		-		10,000
	2016	15,000	-		-		-		15,000

Joseph “Gray” Davis	2017	20,000	-		-		-		20,000
	2016	20,000	-		-		-		20,000

P. Clark Hallren	2017	20,000	-		-		-		20,000
	2016	20,000	-		-		10,000		30,000

Amy Moynihan Heyward	2017	20,000	-		-		-		20,000
	2016	17,500	-		-		-		17,500

Margaret Loesch	2017	17,500	-		-		-		17,500
	2016	20,000	-		-		-		20,000

Lynne Segall	2017	12,500		-		-		-	12,500
	2016	20,000	-		-		-		20,000

Anthony Thomopoulos	2017	20,000	-		-		-		20,000
	2016	20,000	-		-		-		20,000

______________________

(1)

Directors earn $5,000 for each meeting attended physically, $2,500 per meeting for each meeting attended telephonically, and nothing for non-attendance. These cash payments are paid to the Board member at the subsequent board meeting.

(2)	On August 15, 2016, Mr. Hallren received $10,000 for consulting services provided to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of March 30, 2018 known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 8,202,794 shares of common stock outstanding as March 30, 2018. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 301 N Canon Drive #305, Beverly Hills, CA 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward	2,329,200	(2)	25.4%
Rebecca D. Hershinger	38,337	(3)	*
Gregory B. Payne	75,088	(4)	*
Bernard Cahill	29,230	(5)	*
Joseph “Gray” Davis	11,251	(6)	*
P. Clark Hallren	11,251	(6)	*
Amy Moynihan Heyward	2,329,200	(2)	25.4%
Margaret Loesch	11,251	(6)	*
Lynne Segall	11,251	(6)	*
Anthony Thomopoulos	11,366	(7)	*

All current executive officers and directors as a group (consisting of 10 persons)	2,528,225		27.1%

5% Stockholders
A Squared Holdings LLC	990,728		12.1%
Bard Associates, Inc. (8)	941,117	(9)	11.1%
Brio Capital Management LLC (10)	819,459	(11)	9.99%
Anson Investments Master Fund, LP (12)	667,084	(13)	7.9%
Wolverine Flagship Fund Trading Limited (14)	470,000	(15)	5.4%
Iroquois Capital Management LLC and related entities (16)	747,698	(17)	8.5%

___________________

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 8,202,794 shares of common stock outstanding as of March 30, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 30, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Consists of (i) 990,728 shares of common stock held by A Squared Holdings LLC over which Andy Heyward and Amy Moynihan Heyward hold voting and dispositive power; (ii) 33,334 shares of common stock issuable upon conversion of 100 shares of the Company’s Series A Convertible Preferred Stock; (iii) 377,237 shares of common stock held by Andy Heyward; (iv) 1,234 shares held by Heyward Living Trust; (v) 166,667 shares issuable upon exercise of warrants held by Andy Heyward; (vi) 380,000 shares of common stock issuable now or within 60 days of March 30, 2018, upon the exercise of stock options granted to Andy Heyward, and (vii) 380,000 shares of common stock issuable now or within 60 days of December 31, 2017, upon the exercise of stock options granted to Amy Moynihan Heyward. Andy Heyward and Amy Moynihan Heyward are spouses who own such shares jointly, and thus both maintain joint voting and dispositive power over such shares.
(3)	Consists of 38,337 shares of common stock issuable now or within 60 days of March 30, 2018 upon exercise of stock options granted to Ms. Hershinger.
(4)	Consists of (i) 84 shares held by Mr. Payne’s spouse and (ii) 75,004 shares of common stock issuable now or within 60 days of March 30, 2018 upon the exercise of stock options granted to Mr. Payne.
(5)	Includes (i) 13,812 shares of common stock owned directly by Bernard Cahill; (ii) 4,167 shares of common stock owned by Mr. Cahill’s spouse, and (iii) 11,251 shares of common stock issuable now or within 60 days of March 30, 2018 upon the exercise of stock options granted to Mr. Cahill.

(6)	Consists of 11,251 shares of common stock issuable now or within 60 days of March 30, 2018 upon the exercise of stock options granted.
(7)	Consists of (i) 115 shares of common stock and (ii) 11,251 shares of common stock issuable now or within 60 days of March 30, 2018 upon the exercise of stock options granted to Mr. Thomopoulos.
(8)	The address of this beneficial owner is 135 South LaSalle Street, Suite 3700, Chicago, Illinois 60603. Bard Associates, Inc. has the sole voting and dispositive power over the shares. This beneficial owner acts as an investment adviser in accordance with Section 340.13d-1(b)(1)(ii)(E).
(9)	Consists of (i) 641,103 shares of common stock and (ii) 300,014 shares issuable upon exercise of warrants. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(10)	The address of this beneficial owner is 100 Merrick Road, Suite, 401 W. Rockville Center, NY 11570. Brio Capital Master Fund Ltd. has sole voting and dispositive power over the shares.
(11)	Includes shares of common stock, shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and shares of common stock issuable upon exercise of certain warrants held by Brio Capital Master Fund Ltd. This stockholder owns 300 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 100,000 shares of common stock as well as warrants which are exercisable into 366,667 shares of common stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(12)	The address of this beneficial owner is 155 University Avenue, Suite 207, Toronto, Ontario, Canada, M5H 3B7. Anson Investments Master Fund LP has sole voting and dispositive power over the shares.
(13)	Includes shares of common stock and shares of common stock issuable upon exercise of certain warrants held by Anson Investments Master Fund, LP. This stockholder owns 467,084 shares of common stock as well as warrants which are exercisable into 850,001 shares of common stock. 650,001 of the warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. 200,000 of the warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(14)	The address of this beneficial owner is 175 West Jackson Blvd., Suite 340, Chicago, Illinois 60604. Wolverine Asset Management, LLC (“WAM”) is the investment manager of Wolverine Flagship Fund Trading Limited and has voting and dispositive power over the securities described above. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings.
(15)	Consists of 470,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. The stockholder owns 1,410 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 470,000 shares of common stock. The Series A Convertible Preferred Stock may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer.
(16)	The address of this beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Based on the Schedule 13G jointly filed with the SEC by Iroquois Capital Management L.L.C. (“Iroquois”), Richard Abbe and Kimberly Page on February 14, 2018, (i) Iroquois Master Fund Ltd. (the “Fund”) held 135,290 shares of common stock, 80,000 shares of common stock underlying the Series A Convertible Preferred Stock and reported warrants to purchase 371,858 shares of common stock, (ii) Iroquois Capital Investment Group LLC (“ICIG”) held 35,550 shares of common stock and reported warrants to purchase 125,000 shares of common stock, and (iii) Richard Abbe indirectly held 5,156 shares of common stock underlying the Series A Convertible Preferred Stock. Mr. Abbe has the sole authority and responsibility for the investments made on behalf of ICIG as its managing member and shares authority and responsibility for the investments made on behalf of the Fund with Ms. Page, each of whom is a director of the Fund. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of common stock held by, and underlying the Series A Convertible Preferred Stock and reported warrants (subject to the Blockers) held by, the Fund and ICIG. Iroquois is the investment manager for the Fund and Mr. Abbe is the President of Iroquois. The securities held by American Capital Management, LLC (“ACM”) were distributed to its members in connection with ACM’s dissolution as of December 31, 2017. The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of shares of common stock owned by another Reporting Person. Each of the Iroquois Funds and the Reporting Individuals hereby disclaims any beneficial ownership of any such shares of common stock, except to the extent of their pecuniary interest therein.
(17)	Consists of (i) 170,840 shares of common stock, (ii) 80,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and (iii) 496,858 shares of common stock issuable upon the exercise of certain warrants. The stockholder owns 240 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 80,000 shares of common stock. The Series A Convertible Preferred Stock and 195,000 of the warrants may not be converted or exercised to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion or exercise. The Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly. 301,858 warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory B. Payne, our Corporate Secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services. During 2016 and 2017, the Company paid $65,000 and $150,000, respectively, to Foothill pursuant to this agreement. Subsequent to the end of period, the Company notified Foothill that the consulting agreement would not be extended beyond January 31, 2018.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. During 2016 and 2017, the Company paid $46,000 and $140,000, respectively, to Mr. Heyward pursuant to this agreement.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Independence of the Board of Directors

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Capital Market. On the basis of information solicited from each director, the board has determined that each of each of Messrs. Cahill, Davis, Hallren, and Thomopoulos as well as Ms. Segall and Ms. Loesch are independent directors within the meaning of such rules.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2017 and 2016 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2017	2016
Audit Fees	$74,000	$74,000
Audit-Related Fees	7,500	5,000
Tax Fees	7,000	7,800
Other Fees	18,768	10,507
Total Fees	$107,268	$97,307

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

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1*	Articles of Incorporation of Genius Brands International Inc., as amended
3.2*	Bylaws of Genius Brands International, Inc., as amended
3.3	Articles of Incorporation of Genius Brands International, Inc., a Nevada corporation (Incorporated by reference to the Company’s Schedule 14C Information Statement, filed with the SEC on September 21, 2011)
4.1	Form of Stock Certificate (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.2	Form of Warrant (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.4	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
4.5	Form of Subordinated Indenture (Incorporated by reference from Registration Statement on Form S-3 filed with the SEC on November 25, 2016)
4.6	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.7	Form of Market Price Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.8	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
4.9	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)

10.1†	Employment Agreement between Genius Brands International, Inc. and Klaus Moeller dated October 29, 2013 (Incorporated by reference from Registration Statement on Form 8-K filed with the SEC on October 31, 2013)
10.2†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.5†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.6	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.8†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Amy Moynihan Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.10	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.13†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.14	Memorandum Regarding Services dated November 1, 2015 between Genius Brands International, Inc. and Michael D. Handelman (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.16	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.17†	Employment Agreement dated April 18, 2016 between Genius Brands International, Inc. and Rebecca Hershinger (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)
10.18	Loan and Security Agreement dated August 5, 2016 between Genius Brands International, Inc. and Llama Productions LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016)
10.19	Subscription Agreement dated January 17, 2017 between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.20	Form of Warrant Exercise Agreement dated February 9, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2017)
10.21	Securities Purchase Agreement dated October 3, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
10.22	Securities Purchase Agreement dated January 8, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
21.1*	List of Subsidiaries
23.1*	Consent of Squar Milner LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

__________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

April 2, 2018	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 2, 2018		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andy Heyward and Rebecca D. Hershinger, jointly and severally, attorney-in-fact, with the power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2018	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 2, 2018		/s/ Rebecca D. Hershinger
Rebecca D. Hershinger
Chief Financial Officer (Principal Financial and Accounting Officer)

April 2, 2018		/s/ Amy Moynihan Heyward
Amy Moynihan Heyward
Director

April 2, 2018
Bernard Cahill
Director

April 2, 2018
Joseph “Gray” Davis
Director

April 2, 2018		/s/ P. Clark Hallren
P. Clark Hallren
Director

April 2, 2018		/s/ Lynne Segall
Lynne Segall
Director

April 2, 2018		/s/ Anthony Thomopoulos
Anthony Thomopoulos
Director

April 2, 2018		/s/ Margaret Loesch
Margaret Loesch
Director

GENIUS BRANDS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Genius Brands International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States of America) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2016.

Los Angeles, California

April 2, 2018

Genius Brands International, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,929,399	$1,887,921
Restricted Cash	568,673	1,000,000
Accounts Receivable, net	2,893,902	122,910
Other Receivable	160,545	–
Inventory, net	17,589	6,562
Prepaid and Other Assets	264,818	359,395
Total Current Assets	10,834,926	3,376,788

Property and Equipment, net	94,666	90,461
Accounts Receivable	1,687,500	–
Other Receivable	96,327	–
Film and Television Costs, net	2,777,088	2,260,964
Intangible Assets, net	1,856,280	1,845,650
Goodwill	10,365,805	10,365,805
Total Assets	$27,712,592	$17,939,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$453,201	$648,638
Accrued Expenses	1,717,970	249,482
Deferred Revenue	453,927	410,662
Accrued Salaries and Wages	168,549	132,827
Disputed Trade Payable	925,000	925,000
Service Advance	–	1,489,583
Total Current Liabilities	3,718,647	3,856,192

Long Term Liabilities:
Deferred Revenue	4,631,456	2,695,946
Production Loan Facility, net	4,322,643	1,332,004
Total Liabilities	12,672,746	7,884,142

Commitments & Contingencies (Note 13)

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 3,530 and 4,895 shares issued and outstanding, respectively	4	5
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 7,610,794 and 4,010,649 shares issued and outstanding, respectively	7,611	4,011
Common Stock to Be Issued	24	24
Additional Paid in Capital	56,588,822	46,697,005
Accumulated Deficit	(41,551,497)	(36,642,761)
Accumulated Other Comprehensive Loss	(5,118)	(2,758)
Total Stockholders’ Equity	15,039,846	10,055,526
Total Liabilities and Stockholders’ Equity	$27,712,592	$17,939,668

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Revenues:
Television & Home Entertainment	$4,815,491	$356,150
Licensing & Merchandising	472,134	463,213
Genius Brands Network	38,779	33,644
Product Sales	9,324	13,868
Total Revenues	5,335,728	866,875

Operating Expenses:
Marketing and Sales	662,373	1,035,128
Direct Operating Costs	4,257,427	279,217
General and Administrative	5,329,718	6,017,391
Total Operating Expenses	10,249,518	7,331,736

Loss from Operations	(4,913,790)	(6,464,861)

Other Income (Expense):
Other Income	8,281	6,651
Interest Expense	(3,227)	(2,675)
Interest Expense - Related Parties	–	(8,503)
Gain on Distribution Contracts	–	258,103
Loss on Impairment of Assets	–	(1,850)
Net Other Income	5,054	251,726

Loss before Income Taxes	(4,908,736)	(6,213,135)

Income Tax Expense	–	–

Net Loss	(4,908,736)	(6,213,135)

Net Loss per Common Share (Basic And Diluted)	$(0.81)	$(1.59)

Weighted Average Shares Outstanding (Basic and Diluted)	6,084,732	3,915,178

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Net Loss Applicable to Common Shareholders	$(4,908,736)	$(6,213,135)

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Loss on Foreign Currency Translation	(2,360)	(2,758)
Other Comprehensive Loss, Net of Tax:	(2,360)	(2,758)
Comprehensive Loss	$(4,911,096)	$(6,215,893)

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Common Stock To Be Issued		Additional Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2015	3,753,179	$3,753	5,290	$6	–	$24	$44,547,427	$(30,429,626)	$–	$14,121,584
Exercise of Warrants	33,334	33	–	–	–	–	109,967	–	–	110,000
Conversion of Preferred Shares	131,667	132	(395)	(1)	–	–	(131)	–	–	–
Conversion of Short Term Related Party Advances	79,561	80	–	–	–	–	410,455	–	–	410,535
Issuance of Common Stock for Services	12,500	13	–	–	–	–	38,987	–	–	39,000
Adjustment to Reconcile Common Shares Outstanding Due to Reverse Stock Split	408	0	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	–	–	1,581,797	–	–	1,581,797
Imputed Interest for Member Advances	–	–	–	–	–	–	8,503	–	–	8,503
Net Loss	–	–	–	–	–	–	–	(6,213,135)		(6,213,135)
Comprehensive Loss									(2,758)	(2,758)
Balance, December 31, 2016	4,010,649	4,011	4,895	5	–	24	46,697,005	(36,642,761)	(2,758)	10,055,526
Issuance of Common Stock in Warrant Exchange, net	1,171,689	1,172	–	–	–	–	3,400,752	–	–	3,401,924
Issuance of Common Stock in Registered Direct Offering, net	1,647,691	1,648	–	–	–	–	5,697,886	–	–	5,699,534
Conversion of Preferred Shares	455,000	455	(1,365)	(1)	–	–	(454)	–	–	–
Issuance of Common Stock for Services	24,534	24	–	–	–	–	129,976	–	–	130,000
Issuance of Common Shares for Debt Extinguishment	301,231	301	–	–	–	–	(301)	–	–	–
Share Based Compensation	–	–	–	–	–	–	663,958	–	–	663,958
Net Loss	–	–	–	–	–	–	–	(4,908,736)	–	(4,908,736)
Comprehensive Loss	–	–	–	–	–	–	–	–	(2,360)	(2,360)
Balance, December 31, 2017	7,610,794	$7,611	3,530	$4	–	$24	$56,588,822	$(41,551,497)	$(5,118)	$15,039,846

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(4,908,736)	$(6,213,135)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	2,534,835	167,788
Depreciation and Amortization Expense	125,918	142,687
Imputed Interest Expense	–	8,503
Bad Debt Expense	66,502	–
Stock Issued for Services	130,000	39,000
Stock Compensation Expense	663,958	1,581,797
Gain on Distribution Contracts	–	(258,103)
Loss on Impairment of Assets	–	1,850

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	(4,527,354)	294,792
Other Receivables	(256,872)	–
Inventory	(11,027)	518
Prepaid Expenses & Other Assets	94,577	(314,754)
Film and Television Costs, net	(2,825,426)	(1,390,450)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(266,645)	289,205
Accrued Salaries	35,722	36,442
Deferred Revenue and Advances	489,189	2,146,998
Other Accrued Expenses	1,468,489	(249,415)
Net Cash Used in Operating Activities	(7,186,870)	(3,716,277)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(44,793)	(5,650)
Investment in Fixed Assets	(62,400)	(5,844)
Net Cash Used in Investing Activities	(107,193)	(11,494)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, net	3,401,924	–
Proceeds from Sale of Common Stock, net	5,699,534	–
Proceeds from Production Loan Facility, net	2,802,756	1,318,072
Proceeds from Exercise of Warrants	–	110,000
Net Cash Provided by Financing Activities	11,904,214	1,428,072

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,610,151	(2,299,699)
Beginning Cash, Cash Equivalents, and Restricted Cash	2,887,921	5,187,620
Ending Cash, Cash Equivalents, and Restricted Cash	$7,498,072	$2,887,921

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$3,227	$2,675

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock in Relation to Sony Transaction	$1,489,583	$–
Issuance of Common Stock in Satisfaction of Short Term Advances	$–	$410,535

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

December 31, 2017

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we”, “us”, “our”, or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment including the award-winning Baby Genius; new preschool property Rainbow Rangers; preschool property Llama Llama that debuted on Netflix; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® available on public broadcast stations and the Company’s Genius Brands Network on Comcast's Xfinity on Demand, Roku, AppleTV, and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also developing an all-new adult-themed animated series, Stan Lee's Cosmic Crusaders, with Stan Lee's Pow! Entertainment and The Hollywood Reporter.

In addition, the Company acts as licensing agent for Llama Llama, leveraging its existing licensing infrastructure to expand these brands into new product categories, new retailers, and new territories.

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

Liquidity

Historically, the Company has incurred net losses. For the years ended December 31, 2017 and 2016, the Company reported net losses of $4,908,736 and $6,213,135, respectively. The Company reported net cash used in operating activities of $7,186,870 and $3,716,277 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had an accumulated deficit of $41,551,497 and total stockholders’ equity of $15,039,846. As of December 31, 2017, the Company had current assets of $10,834,926, including cash, cash equivalents, and restricted cash of $7,498,072 and current liabilities of $3,718,647, including certain trade payables of $925,000 to which the Company disputes the claim. The Company had working capital of $7,116,279 as of December 31, 2017, compared to a working capital deficit of $479,404 as of December 31, 2016.

During 2017, the Company completed three transactions that enhanced cash and working capital balances:

•	On January 10, 2017, the Company entered into an amendment of its home entertainment distribution agreement with Sony Pictures Home Entertainment Inc. (“SPHE”) pursuant to which, among other things, SPHE paid $1,489,583 which was owed and payable by the Company to SPHE’s sister company Sony DADC US Inc. (“DADC”) for certain disk manufacturing and replication services. In connection with such transaction, the Company issued SPHE 301,231 shares of its common stock at $4.945 per share, SPHE’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by SPHE out of royalty payments that would otherwise be due to the Company under the Distribution Agreement was increased by the amount of the payment to DADC. In connection with the above issuance of our shares, the Company entered into a subscription agreement with SPHE, effective as of January 17, 2017. Collectively, these transactions are referred to as the “January 2017 Sony Transactions.”

•	On February 9, 2017, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with certain holders of the Company’s existing warrants (the “Original Warrants”) for which it received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued additional warrants to these holders (see Notes 9 and 11 for additional information about the Private Transaction).

•	On October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses.

Subsequent to the end of the year, on January 8, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold approximately $1,800,000 of common stock and warrants to such investors (the “January 2018 Private Placement”). The Company issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share.

While the Company believes that its anticipated cash balances, working capital, and deal pipeline will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future or will not deteriorate during that period. If the Company is unable to attain profitable operations and attain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development or production plans, or (iii) reduce certain operations.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2017 and 2016, restricted cash totaled $568,673 and $1,000,000 which represented funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $110,658 as of December 31, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 as of December 31, 2017 and December 31, 2016.

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

The Company sells advertising on its Genius Brands Network in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 605 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

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

Direct Operating Costs

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

Share-Based Compensation

As required by FASB ASC 718 - Stock Compensation, the Company recognizes an expense related to the fair value of our share-based compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant. The Company has elected to use the graded attribution method for awards which are in-substance, multiple awards based on the vesting schedule.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2017, the Company had four accounts with a combined uninsured balance of $6,471,928. As of December 31, 2016, the Company had three accounts with a combined uninsured balance of $1,136,683.

For fiscal year 2017, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 84% of total revenue and represented 98% of accounts receivable. For fiscal year 2016, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 19% of total revenue but represented 0% accounts receivable.

The major customer for the year ended December 31, 2017 is not necessarily the same as the major customer at December 31, 2016. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2017 and 2016, no allowance for bad debt has been established for the major customers as these amounts are expected to be fully collectible.

Fair value of financial instruments

The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments. The carrying amount of long term receivables approximate fair value due to the contractual nature of the obligation, payment schedule, and the current interest and inflation rate environments. The carrying amount of the Production Loan Facility approximates fair value since the debt carries a variable interest rate that is tied to either the current Prime or LIBOR rates plus an applicable spread.

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

During 2017, the Company initiated and executed a project to evaluate the impact of these changes, which included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies, to identify differences. The standard will be applied using the modified retrospective approach where the Company will record a cumulative effect adjustment as of the date of adoption, January 1, 2018.

The Company performed its analysis of its existing revenue contracts and has substantially completed its new revenue accounting policy documentation under the new standard. The Company has identified the following six material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (Functional Intellectual Property or “functional IP” is defined as intellectual property that has significant standalone functionality for example ability be played or aired. Functional intellectual property derives a substantial portion of its utility from its significant standalone functionality.)
•	License rights to exploit Symbolic Intellectual Property (Symbolic Intellectual Property or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities for example the Company’s licensing and merchandising programs associated with its animated content.)
•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)
•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)
•	Fixed fee advertising revenue generated from the Genius Brands Network
•	Variable fee advertising revenue generated from the Genius Brands Network

As a result of the change, beginning January 1, 2018, the Company will begin recognizing revenue related to licensed rights to exploit functional IP in two ways. For minimum guarantees, the Company will recognize fixed revenue upon delivery of content and the start of the license period. For functional IP contracts with a variable component, the Company will estimate revenue such that it is probable there will not be a material reversal of revenue in future periods. Revenue under these types of contracts was previously recognized when royalty statements were received. The Company will begin recognizing revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

The Company is in the process of preparing the transition adjustment that will be reflected in its March 31, 2018 quarterly financial statements. The Company expects that disclosure contained in the notes to the consolidated financial statements relating to revenue recognition will expand under the new standard. The Company is evaluating the new disclosure requirements, including any necessary changes to business processes, systems, and controls to support the additional required disclosures.

The Company is also currently evaluating the potential impact on the Company’s internal control over financial reporting to identify any necessary changes.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18 in our 2017 financial statements. Our 2016 financial statements have been reclassified to reflect the current year adoption.

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

In May 2017, the FASB issued Accounting Standard Update 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective beginning January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries/transactions or special circumstances, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Furniture and Equipment	$12,385	$12,385
Computer Equipment	117,256	42,654
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	322,281	247,679
Less Accumulated Depreciation	(227,615)	(157,218)
Property and Equipment, Net	$94,666	$90,461

During the years ended December 31, 2017 and 2016, the Company recorded depreciation expense of $70,397 and $66,331, respectively.

Note 4: Film and Television Costs, Net

As of December 31, 2017, the Company had net Film and Television Costs of $2,777,088 compared to $2,260,964 at December 31, 2016. The increase relates primarily to the production and development of SpacePop, Llama Llama, and Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Llama Llama, Thomas Edison’s Secret Lab and SpacePop.

During the years ended December 31, 2017 and 2016, the Company recorded Film and Television Cost amortization expense of $2,534,835 and $167,788, respectively.

The following table highlights the activity in Film and Television Costs as of December 31, 2017 and 2016:

Total
Film and Television Costs, Net as of December 31, 2015	$1,003,546
Additions to Film and Television Costs	1,390,450
Capitalized Interest	34,756
Film Amortization Expense	(167,788)
Film and Television Costs, Net as of December 31, 2016	2,260,964
Additions to Film and Television Costs	2,863,076
Capitalized Interest	187,883
Film Amortization Expense	(2,534,835)
Film and Television Costs, Net as of December 31, 2017	$2,777,088

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through December 31, 2017, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	251,171	185,020
Intangible Assets, Gross	2,185,678	2,119,527
Less Accumulated Amortization (c)	(329,398)	(273,877)
Intangible Assets, Net	$1,856,280	$1,845,650

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through December 31, 2017, the Company has not recognized any impairment expense related to these assets.

(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through December 31, 2017, the Company has not recognized any impairment expense related to these assets.

(c)	During the years ended December 31, 2017 and 2016, the Company recognized $55,521 and $76,356, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of December 31, 2017 is as follows:

Fiscal Year:
2018	$42,137
2019	30,593
2020	30,013
2021	7,399
2022	1,861
Remaining	4,277
Total	$116,280

Note 6: Deferred Revenue

As of December 31, 2017 and 2016, the Company had total short term and long term deferred revenue of $5,085,383 and $3,106,608, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2016 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016. Included in the deferred revenue balance as of December 31, 2017 is the $2,000,000 advance against future royalties that Sony paid to the Company in the first quarter of 2016 as well as $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities - Current

As of December 31, 2017 and 2016, the Company had the following current accrued liabilities:

	December 31, 2017	December 31, 2016
Accrued Salaries and Wages (a)	$168,549	$132,827
Disputed Trade Payables (b)	925,000	925,000
Services Advance - Current Portion (c)	–	1,489,583
Other Accrued Expenses (d)	1,717,970	249,482
Total Accrued Liabilities - Current	$2,811,519	$2,796,892

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.

(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of December 31, 2017, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible.

(c)	During the first quarter of 2014, the Company entered into an exclusive three-year agreement with DADC to provide all CD, DVD and Blu-ray replication, packaging and distribution to the Company’s direct customers. Under the terms of the long-term, exclusive supply chain services agreement, the Company will order a minimum level of disk replication, packaging and distribution services for its content across all physical media, including DVD, CD, and Blu-ray from DADC. As consideration for these minimum order levels, the Company received a total of $1,500,000, $750,000 during the first quarter of 2014 and $750,000 during the first quarter of 2015. At the end of the term, the Company is obligated to repay a pro-rata portion of the advance if it has not ordered a minimum number of DVD/CD units during the term. On January 10, 2017, the Company entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony paid DADC $1,489,583, which was the total sum owed and payable by us to DADC for the disk replication, packaging and distribution services. In connection with such transaction, we issued Sony 301,231 shares of our common stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the Distribution Agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC.

(d)	Other Accrued Expenses include estimates of expenses incurred but not yet recorded. The increase in Other Accrued Expenses from the year ended December 31, 2016 to December 31, 2017 relates to estimates of final dubbing costs and participation expense related to our Llama Llama property.

Note 8: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs which were delivered to Netflix in the fourth quarter of 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months through December 2019 and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. During the fourth quarter of 2017, the Facility was reduced from $5,275,000 to $4,843,416 and a portion of the collateral was released to the Company leaving $568,673 in restricted cash as of December 31, 2017. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of December 31, 2017, the Company was in compliance with these covenants.

As of December 31, 2017, the Company had gross outstanding borrowing under the facility of $4,436,528 against which financing costs of $113,885 were applied resulting in net borrowings of $4,322,643. As of December 31, 2016, the Company had gross outstanding borrowing under the facility of $1,505,307 against which financing costs of $173,303 were applied resulting in net borrowings of $1,332,004.

Note 9: Stockholders’ Equity

Common Stock

As of December 31, 2017, the total number of authorized shares of common stock was 233,333,334.

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

As of December 31, 2017 and 2016, there were 7,610,794 and 4,010,649 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the year ended December 31, 2017:

•	In connection with the January 2017 Sony Transactions, we issued Sony 301,231 shares of our common stock at $4.945 per share.

•	On January 17, 2017, we issued to a consultant 10,112 shares of our common stock at $4.945 per share in connection with the January 2017 Sony Transactions.

•	On February 9, 2017, the Company issued 1,171,689 shares of common stock in connection with the Private Transaction.

•	On March 14, 2017, the Company issued 8,410 shares of common stock valued at $5.95 per share to a consultant for services rendered.

•	On August 1, 2017, the Company issued 6,012 shares of common stock valued at $4.99 per share to a consultant for services rendered.

•	On October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses.

•	On various dates during the year ended December 31, 2017, the Company issued 455,000 shares of the Company’s common stock pursuant to the conversion of 1,365 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

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

As of December 31, 2017 and 2016, there were 3,530 and 4,895 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

As the conversion price of the Series A Convertible Preferred Stock on a converted basis was below the market price of the common stock on the closing date, this resulted in a beneficial conversion feature recorded as an “imputed” dividend of $2,010,000. In addition, during the fourth quarter of 2015, in connection with the 2015 Private Placement in which the Company’s common stock was sold at $3.00 per share, the conversion price of the Series A Convertible Preferred Stock decreased to $3.00. This decrease resulted in an additional beneficial conversion feature of $3,383,850 recognized as of the time of the 2015 Private Placement. In the future, issuance of common stock or the grant of any rights to purchase our common stock or other securities convertible into our common stock for a per share price less than the then existing conversion price of the Series A Convertible Preferred Stock would result in an adjustment to the then current conversion price of the Series A Convertible Preferred Stock. This reduction would give rise to a beneficial conversion feature recorded as an “imputed” dividend.

Note 10: Stock Options

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

The following table summarizes the changes in the Company’s stock option plan during the year ended December 31, 2017:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2016	1,373,554	$2.82 - 12.00	3.99 years	$280,642	$8.14
Options Granted	-
Options Exercised	-
Options Cancelled	79,509
Options Expired	-
Balance at December 31, 2017	1,294,045	$2.82 - 12.00	2.99 years	$-	$8.14

Exercisable December 31, 2016	452,535	$2.82 - 6.00	3.95 years	$263,375	$5.29
Exercisable December 31, 2017	1,070,869	$2.82 - 9.00	2.96 years	$-	$7.44

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

During the first quarter of 2016, the Company recognized $220,564 of true-up expenses from prior periods which reflected certain revisions meant to (i) align with the graded vesting of the majority of the options granted in 2015, (ii) make adjustments in certain accounting estimates utilized in the Black-Scholes model, and (iii) reflect the accurate number of options granted in 2015. The Company assessed these adjustments individually and in aggregate and considers them immaterial to the prior periods.

During the years ended December 31, 2017 and 2016, the Company recognized $663,958 and $1,581,797 in share-based compensation expense, respectively. The unvested share-based compensation as of December 31, 2017 was $128,269 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 11: Warrants

The Company has warrants outstanding to purchase up to 3,414,389 and 1,651,698 at December 31, 2017 and 2016, respectively.

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

Chardan acted as financial advisor on the Private Transaction in consideration for which Chardan received $363,617, Chardan and its designees were issued New Warrants for 115,000 shares of the Company’s common stock.

On October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses.

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2017:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Warrants Granted	2,934,381	3.30 - 5.30	-	-	ؘ-
Warrants Exercised	1,171,690	3.30	-	-	-
Warrants Expired	-
Balance at December 31, 2017	3,414,389	$3.30 - 6.00	4.21 years	$3.92	$-

Exercisable December 31, 2016	1,651,698	$3.30 - 6.00	3.75 years	$3.49	$3,301,913
Exercisable December 31, 2017	3,414,389	$3.30 - 6.00	4.21 years	$3.92	$-

Note 12: Income Taxes

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

Net deferred tax liabilities consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL Carryover	$6,406,000	$7,544,300
Bad Debt Reserve	31,000	44,100
Inventory Reserve	7,300	10,400
Amortization	(20,200)	61,500
Accrued Compensated Absences	46,100	52,900
Charitable Contributions	3,500	5,000
Subtotal	6,473,700	7,718,200
Valuation Allowance	(6,458,800)	(7,647,300)
Deferred tax liabilities:
Depreciation	3,700	(42,700)
Prepaid Expenses	(18,600)	(28,200)
Net Deferred Tax Asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Book Loss	$(1,669,000)	$(2,113,000)
Meals and Entertainment	10,600	10,300
Stock Options	225,700	537,800
Tax Rate Change	2,809,700	–
Other	1,600	4,700
Valuation Allowance	(1,378,600)	1,560,200
	$–	$–

At December 31, 2017, the Company had net operating loss carry forwards of approximately $23,363,000 that may be offset against future taxable income from the year 2018 through 2037. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (the “2017 Act”). The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations, including reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.  We reviewed and incorporated the new tax bill implications through 2017 financial statements. We remeasured the deferred taxes at new corporation rate of 21%, which reduced the net deferred tax assets, before valuation allowance, by approximately $2,809,700.  Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance.  The 2017 Act has no significant impact on the 2017 financial statements.

Due to the complexities of the 2017 Act, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

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

During the first quarter of 2015, the Company entered into an agreement for new office space to which it relocated its operations upon the expiration of its prior lease. Effective May 1, 2015, the Company began leasing approximately 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, California 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. The Company will pay $136,542 annually, subject to annual escalations of 3%.

Rental expenses incurred for operating leases during the years ended December 31, 2017 and 2016 were $143,451 and $140,144, respectively.

The following is a schedule of future minimum contractual obligations as of December 31, 2017, under the Company’s operating leases and employment agreements:

2018
Operating Leases	$36,214
Employment Contracts	580,413
Total	$616,627

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

Additionally, other agreements contain options to acquire rights to intellectual property and would require payment to the rights holders contingent upon the Company securing minimum production, broadcast, or other financing commitments from third parties.

Lastly, for its Genius Brands Network, the Company licenses content for exhibition for which the Company is obligated to pay between 35% and 100% of revenues from the channel allocated to the aforementioned content after the deduction of certain direct operating expenses.

Note 14: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the years ended December 31, 2017 and 2016, the Company earned $96 and $247 in royalties from this agreement, respectively.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000.

As of December 31, 2017, Mr. Heyward owed the Company a total of $1,504 which was comprised of $2,136 owed to Mr. Heyward for the sales of certain AHAA products facilitated by the Company offset by $3,640 owed to the Company by Mr. Heyward for personal expenses paid by the Company requiring reimbursement. Mr. Heyward reimbursed the Company $1,504 subsequent to the end of the period. As of December 31, 2016, Mr. Heyward owed the Company a total of $1,248 for personal expenses paid by the Company requiring reimbursement. Mr. Heyward reimbursed the Company $1,248 during the first quarter of 2017.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. The agreement continues on a month-to-month basis following the initial term. Foothill receives $12,500 per month for these services. Subsequent to the end of the period, the consulting agreement with Foothill was terminated effective January 31, 2018.

As of December 31, 2017, Gregory B. Payne, individually and via his ownership position in Foothill, owed to the Company $5,558 for expenditures made during the fourth quarter of 2017 related to the Brand Licensing Europe (“BLE”) and MIPCOM tradeshows. In addition, during the fourth quarter of 2017, Foothill acted as an agent on the Company’s behalf in licensing certain of our animated programs to certain broadcast networks for which Foothill owed to the Company $7,517 in license fees to be paid by the broadcaster to Foothill. Subsequent to the end of the period, the Company received a payment of $7,517 from Foothill as satisfaction of the open licensing invoice. Additionally, on February 28, 2018, Mr. Payne and the Company entered into an agreement whereby, among other things, Mr. Payne was entitled to be reimbursed for 100% of his expenses incurred at the BLE and MIPCOM tradeshows resulting in the Company owning to Mr. Payne $827.

Note 15: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2017 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•

On January 8, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company sold approximately $1.8 million of its common stock, par value $0.001 per share (the “Common Stock”) and warrants (the “Warrants” and, together with the common stock, the “Securities”) to the Investors (the “Offering”). Pursuant to the Purchase Agreement, the Company issued to the Investors approximately 592,000 shares of common stock at a per share price of $3.00 and Warrants to purchase approximately 592,000 shares of common stock. The Warrants were immediately exercisable, will be exercisable for a period of five years from the closing date and have an exercise price of $3.00 per share. The closing of the sale of these securities under the Purchase Agreement occurred on January 10, 2018.

On January 6, 2018, the Company entered into an Engagement Letter (the “Engagement Letter”) with Chardan Capital Markets, LLC (“Chardan” or the “Placement Agent”) pursuant to which the Company engaged Chardan as its placement agent in connection with the Offering. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company agreed to pay the Placement Agent a placement agent fee in cash equal to $100,000 and Warrants to purchase 93,000 shares of common stock. The Engagement Letter also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

The Offering is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D under the Securities Act.

The Securities sold and issued in connection with the Purchase Agreement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

•	On February 6, 2018, the Company entered into lease for approximately 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month leave that commences on May 25, 2018. The Company will pay rent of approximately $364,130 annually, subject to annual escalations of 3.5%.

•	On February 28, 2018, the Company entered into an agreement (the “Agreement”) with Gregory B. Payne, the Company’s Chief Operating Officer, Executive Vice President - Legal/ Business Affairs and Corporate Secretary, pursuant to which Mr. Payne and the Company agreed to the cessation of Mr. Payne’s employment with the Company upon the earlier to occur of the following: (1) once Mr. Payne’s replacement has been found, after a two week transition period (the “Transition Period”) or (2) May 31, 2018 (the “End Date”). The Agreement provides that until the end of the Transition Period, Mr. Payne shall receive his full salary and benefits and that upon the End Date, Mr. Payne shall be entitled to receive a payment equal to the greater of (1) 50% of his remaining current salary or (2) three months of his current salary, plus, in either case, payment of accrued vacation and California employee entitlements.

•	On March 26, 2018, the Company entered into an agreement with Michael Jaffa in which Mr. Jaffa will assume the role of General Counsel and Senior Vice President of Business Affairs commencing on April 16, 2018. Mr. Jaffa will be entitled to be paid a salary at the annual rate of $225,000 per year. The term of the agreement is one year with a mutual option for two additional one-year periods. In addition, Mr. Jaffa will be entitled to receive a grant of stock options and an annual discretionary bonus based on his performance.

•

On March 30, 2018, the Company entered into an agreement with Robert Denton in which Mr. Denton will assume the role of Chief Financial Officer commencing on April 18, 2018. Mr. Denton will be entitled to be paid a salary at the annual rate of $225,000 per year. The term of the agreement is two years with a mutual option for an additional one-year period. Mr. Denton will be entitled to the reimbursement of relocation expenses to the Los Angeles area from Salt Lake City, UT up to $15,000 plus the reimbursement of travel and other pre-relocation expenses up to $5,000 and up to a maximum of $5,000 per month of reasonable living expenses incurred once relocated to Los Angeles and prior to moving into permanent accommodations. In addition, Mr. Denton will be entitled to receive a grant of stock options and an annual discretionary bonus based on his performance.

