Form 10-Q
period 2018-03-31
Genius Brands International, Inc.
filed 2018-05-15
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,516,969 shares of common stock, par value $0.001, were outstanding as of May 15, 2018.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

ASSETS	March 31, 2018	December 31, 2017
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$6,223,073	$6,929,399
Restricted Cash	237	568,673
Accounts Receivable, net	2,314,983	2,893,902
Other Receivable	–	160,545
Inventory, net	17,053	17,589
Prepaid and Other Assets	299,618	264,818
Total Current Assets	8,854,964	10,834,926

Property and Equipment, net	77,705	94,666
Accounts Receivable	1,125,000	1,687,500
Other Receivables	–	96,327
Film and Television Costs, net	4,336,217	2,777,088
Lease Deposits	358,103	–
Intangible Assets, net	1,864,639	1,856,280
Goodwill	10,365,805	10,365,805
Total Assets	$26,982,433	$27,712,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$458,372	$453,201
Accrued Expenses	2,405,987	1,717,970
Deferred Revenue	294,884	453,927
Accrued Salaries and Wages	174,227	168,549
Disputed Trade Payable	925,000	925,000
Total Current Liabilities	4,258,470	3,718,647

Long Term Liabilities:
Deferred Revenue	4,440,956	4,631,456
Production Loan Facility, net	2,689,320	4,322,643
Total Liabilities	11,388,746	12,672,746

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 3,530 and 3,530 shares issued and outstanding, respectively	4	4
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 8,202,794 and 7,610,794 shares issued and outstanding, respectively	8,203	7,611
Common Stock to Be Issued	24	24
Additional Paid in Capital	58,232,423	56,588,822
Accumulated Deficit	(42,641,849)	(41,551,497)
Accumulated Other Comprehensive (Loss)	(5,118)	(5,118)
Total Equity	15,593,687	15,039,846

Total Liabilities and Stockholders’ Equity	$26,982,433	$27,712,592

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three months ended March 31, 2018 and March 31, 2017

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)
Revenues:
Television & Home Entertainment	$3,754	$43,373
Licensing & Royalties	66,812	153,213
Kid Genius Networks	22,009	1,505
Product Sales	638	–
Total Revenues	93,213	198,091

Operating Expenses:
Marketing and Sales	60,980	89,504
Direct Operating Costs	(26,749)	23,069
General and Administrative	1,322,452	1,400,925
Total Operating Expenses	1,356,683	1,513,498

Loss from Operations	(1,263,470)	(1,315,407)
Other Income (Expense):
Other Income	279	26
Interest Expense	(273)	(853)
Net Other Income (Expense)	6	(827)

Loss before Income Tax Expense	(1,263,464)	(1,316,234)

Income Tax Expense	–	–

Net Loss	$(1,263,464)	$(1,316,234)

Net Loss per Common Share (Basic and Diluted)	$(0.18)	$(0.26)

Weighted Average Shares Outstanding (Basic and Diluted)	6,856,517	5,020,154

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three months ended March 31, 2018 and March 31, 2017

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net Loss	$(1,263,464)	$(1,316,234)

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) on Foreign Currency Translation	–	–
Other Comprehensive Income (Loss), Net of Tax:	–	–
Comprehensive Income (Loss)	$(1,263,464)	$(1,316,234)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2018 and March 31, 2017

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net Loss	$(1,263,464)	$(1,316,234)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	26,738	4,605
Depreciation and Amortization Expense	32,274	34,630
Bad Debt Expense	2,400	–
Stock Issued for Services	–	100,000
Stock Compensation Expense	47,852	221,992
Decrease (Increase) in Operating Assets:
Accounts Receivable, net	1,139,019	(319,161)
Other Receivables	256,872	–
Inventory	536	(16,010)
Prepaid Expenses & Other Assets	(49,474)	(60,642)
Lease Deposits	(358,103)	–
Film and Television Costs, net	(928,289)	(937,535)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(91,877)	(322,236)
Accrued Salaries	5,678	27,102
Deferred Revenue and Advances	59,607	230,157
Other Accrued Expenses	(93,876)	7,122
Net Cash Used in Operating Activities	(1,214,107)	(2,346,210)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(21,358)	–
Investment in Fixed Assets	(2,314)	–
Net Cash Used in Investing Activities	(23,672)	–

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, net	–	3,400,658
Proceeds from Sale of Common Stock, net	1,596,340	–
Repayment of Production Facility, net	(1,633,323)	1,284,728
Net Cash (Used in) Provided by Financing Activities	(36,983)	4,685,386

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,274,762)	2,339,176
Beginning Cash, Cash Equivalents, and Restricted Cash	7,498,072	2,887,921
Ending Cash, Cash Equivalents, and Restricted Cash	$6,223,310	$5,227,097
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$–	$853
Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for services rendered	$780,000	–
Issuance of Common Stock in Relation to Sony Transaction	$–	$1,489,583

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Financial Statements

March 31, 2018 (unaudited)

Note 1: Organization and Business -

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including the award-winning Baby Genius, new preschool property Rainbow Rangers, debuting November 5, 2018 on Nickelodeon; preschool property Llama Llama; that debuted on Netflix in December 2017 and has already been picked up by Netflix for a second season; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab®, available on, public broadcast stations and the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, You Tube and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company also has a partnership with Stan Lee's Pow! Entertainment which it manages for creation, production, licensing and management of original Stan Lee superhero programs.

In addition, the Company acts as licensing agent for Llama Llama, leveraging its existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

The Company commenced operations in 2006, assuming all the rights and obligations of its then Chief Executive Officer, under an Asset Purchase Agreement between the Company and Genius Products, Inc., in which the Company obtained all rights, copyrights, and trademarks to the brands “Baby Genius,” “Kid Genius,” “123 Favorite Music” and “Wee Worship,” and all then existing productions under those titles. In 2011, the Company reincorporated in Nevada and changed its name to Genius Brands International, Inc. In connection with the Reincorporation, the Company changed its trading symbol to “GNUS.”

In 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, its newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions, A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended March 31, 2018 and March 31, 2017, the Company reported net losses of $1,263,464 and $1,316,234 respectively. The Company reported net cash used in operating activities of $1,214,107 and $2,346,210 for the three months ended March 31, 2018, and March 31, 2017, respectively. As of March 31, 2018, the Company had an accumulated deficit of $42,641,849 and total stockholders’ equity of $15,593,687. At March 31, 2018, the Company had current assets of $8,854,964, including cash, cash equivalents, and restricted cash of $6,223,310 and current liabilities of $4,258,470, including certain trade payables of $925,000 to which the Company disputes the claim. The Company had working capital of $4,596,494 as of March 31, 2018 compared to working capital of $7,116,279 as of December 31, 2017.

On January 8, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold approximately $1,800,000 of common stock and warrants to such investors (the “January 2018 Private Placement”). The Company issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share.

While the Company believes that its cash balances and working capital combined with its production facility and deal pipeline will be sufficient to fund operations for the next twelve months, there can be no assurance that cash flows from operations will continue to improve in the near future. If the Company is unable to attain profitable operations and attain positive operating cash flows, it may need to (i) seek additional funding, (ii) scale back its development or production plans, or (iii) reduce certain operations.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2018 and 2017 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of March 31, 2018, and 2017 Restricted Cash totaled $237 and $568,673 respectively, which represents funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $110,658 as of both March 31, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both March 31, 2018 and December 31, 2017.

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

The Company capitalizes production costs for films produced in accordance with FASB ASC 926-20 Entertainment - Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Additionally, for both episodic series and films, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, (Topic 605).

Accordingly, on January 1, 2018 the Company recorded a cumulative effect adjustment to beginning accumulated deficit in the amount of $173,112. The impact to our financial statements for the three months ended March 31, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $68,184 and a corresponding reduction in costs in the amount of $10,099 from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31, 2017	Impact of Adoption	January 1, 2018
Prepaid and Other Assets	$265	$(15)	$250
Film and Television Costs, net	2,777	(219)	2,558
Total assets	27,713	(234)	27,479
Accrued Expenses	1,718	2	1,720
Deferred Revenue	5,085	(409)	4,676
Total liabilities	12,673	(407)	12,266

The Company performed its analysis of its existing revenue contracts and has completed its new revenue accounting policy documentation under the new standard. The Company has identified the following six material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (Functional Intellectual Property or “functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability be played or aired. Functional intellectual property derives a substantial portion of its utility from its significant standalone functionality.)

•	License rights to exploit Symbolic Intellectual Property (Symbolic Intellectual Property or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content.)

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)

•	Fixed fee advertising revenue generated from the Genius Brands Network

•	Variable fee advertising revenue generated from the Genius Brands Network

As a result of the change, beginning January 1, 2018, the Company began recognizing revenue related to licensed rights to exploit functional IP in two ways. For minimum guarantees, the Company recognizes fixed revenue upon delivery of content and the start of the license period. For functional IP contracts with a variable component, the Company estimates revenue such that it is probable there will not be a material reversal of revenue in future periods. Revenue under these types of contracts was previously recognized when royalty statements were received. The Company began recognizing revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

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

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer.

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

Income Taxes

Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, the Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of March 31, 2018, the Company had three accounts with a combined uninsured balance of $5,723,310. As of December 31, 2017, the Company had four accounts with a combined uninsured balance of $6,998,072.

For the three months ended March 31, 2018, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. The Company had one customer who accounted for 98% of accounts receivable balance as of March 31, 2018.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18 in our 2017 financial statements. The impact to our consolidated financial position, results of operations and cash flows was minimal.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment,” which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standard Update 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting,” which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective beginning January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Furniture and Equipment	$12,385	$12,385
Computer Equipment	119,570	117,256
Leasehold Improvements	176,903	176,903
Software	15,737	15,737
Property and Equipment, Gross	324,595	322,281
Less Accumulated Depreciation	(246,890)	(227,615)
Property and Equipment, Net	$77,705	$94,666

During the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $19,275 and $16,933, respectively.

Note 4: Film and Television Costs, Net

As of March 31, 2018, the Company had net Film and Television Costs of $4,336,217 compared to $2,777,088 at December 31, 2017. The increase relates primarily to the production and development of Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab, SpacePop and Llama Llama.

During the three months ended March 31, 2018 and 2017, the Company recorded Film and Television Cost amortization expense of $26,738 and $4,605, respectively.

The following table highlights the activity in Film and Television Costs of March 31, 2018, and December 31, 2017:

Total
Film and Television Costs, Net as of December 31, 2016	$2,260,964
Additions to Film and Television Costs	2,863,076
Capitalized Interest	187,883
Film Amortization Expense	(2,534,835)
Film and Television Costs, Net as of December 31, 2017	2,777,088
Additions to Film and Television Costs	1,766,865
Capitalized Interest	42,919
Film Amortization Expense	(250,655)
Film and Television Costs, Net as of March 31, 2018	$4,336,217

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through March 31, 2018, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	272,529	251,171
Intangible Assets, Gross	2,207,036	2,185,678
Less Accumulated Amortization (c)	(342,397)	(329,398)
Intangible Assets, Net	$1,864,639	$1,856,280

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through March 31, 2018, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through March 31, 2018, the Company has not recognized any impairment expense related to these assets.
(c)	During the three months ended March 31, 2018 and March 31, 2017, the Company recognized $12,999 and $17,697, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of March 31, 2018 is as follows:

Fiscal Year:
2018	$29,139
2019	30,593
2020	30,013
2021	7,399
2022	1,861
Remaining	4,277
Total	$103,282

Note 6: Deferred Revenue

As of March 31, 2018, and December 31, 2017, the Company had total short term and long term deferred revenue of $4,735,840 and $5,085,383, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of March 31, 2018 and December 31, 2017 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016 as well as the remaining portion of the $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities – Current

As of March 31, 2018, and December 31, 2017, the Company has the following current accrued liabilities:

	March 31, 2018	December 31, 2017
Accrued Salaries and Wages (a)	$174,227	$168,549
Disputed Trade Payables (b)	925,000	925,000
Other Accrued Expenses (c)	2,405,987	1,717,970
Total Accrued Liabilities - Current	$3,505,214	$2,811,519

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.

(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of March 31, 2018, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible.

(c)	Other Accrued Expenses include estimates of expenses incurred but not yet recorded.

Note 8: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of March 31, 2018, the Company was in compliance with these covenants.

As of March 31, 2018, the Company had gross outstanding borrowing under the facility of $2,804,764 against which financing costs of $115,444 were applied resulting in net borrowings of $2,689,320. As of December 31, 2017, the Company had gross outstanding borrowing under the facility of $4,436,528 against which financing costs of $113,885 were applied resulting in net borrowings of $4,322,643.

Note 9: Stockholders’ Equity

Common Stock

As of March 31, 2018, the total number of authorized shares of common stock was 233,333,334.

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

On October 6, 2016, the Board of Directors of the Company authorized a reverse stock split in preparation for the Company’s anticipated up listing on the NASDAQ Capital Market.

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

On February 9, 2017, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement with certain holders of the Company’s existing warrants (the “Original Warrants”). Pursuant to the Warrant Exercise Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants. (See Note 11 for additional information about these warrants.) In association with the Private Transaction, the Company issued 1,171,690 shares of common stock upon exercise of a portion of the Original Warrants for which it received gross proceeds of $3,866,573 and recording offering costs of $465,915 for net proceeds of $3,400,658.

On January 8, 2018, the Company entered into the January 2018 Private Placement. Pursuant to a Securities Purchase Agreement, the Company issued to the Investors approximately 592,000 shares of common stock at a per share price of $3.00 and warrants to purchase approximately 592,000 shares of common stock. The warrants were immediately exercisable, will be exercisable for a period of five years from the closing date and have an exercise price of $3.00 per share. The closing of the sale of these securities under the Securities Purchase Agreement occurred on January 10, 2018.

As of March 31, 2018, and December 31, 2017, there were 8,202,794 and 7,610,794 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the three months ended March 31, 2018:

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

As of March 31, 2018, and December 31, 2017, there were 3,530 and 3,530 shares of Series A Convertible Preferred Stock outstanding, respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock.” On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

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

Note 10: Stock Options

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 150,000 shares of common stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 1,293,334 from 150,000 shares to 1,443,334 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016. On May 18, 2017, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 223,333 shares from 1,443,334 shares to an aggregate of 1,667,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by the stockholders on July 25, 2017.

The following table summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2018:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2017	1,294,045	$2.82 - 12.00	2.99 years	$–	$8.14
Options Granted	–
Options Exercised	–
Options Cancelled	–
Options Expired	–
Balance at March 31, 2018	1,294,045	$2.82 - 12.00	2.74 years	$–	$8.14

Exercisable December 31, 2017	1,070,869	$2.82 - 9.00	2.96 years	$–	$7.44
Exercisable March 31, 2018	1,070,869	$2.82 - 9.00	2.72 years	$–	$7.44

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

During the three months ended March 31, 2018, the Company recognized $47,852 in share-based compensation expense. The unvested share-based compensation as of March 31, 2018, was $80,417 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 11: Warrants

The Company has warrants outstanding to purchase up to 4,099,389 and 3,414,389 shares as of March 31, 2018 and December 31, 2017, respectively.

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

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Warrant Exercise Agreement with certain holders of the Original Warrants. Pursuant to the Warrant Exercise Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, the Company also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant is not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

The Company received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of the Company’s common stock and Market Price Warrants to purchase an aggregate of 371,699 shares of the Company’s common stock. In association with the Private Transaction, the Company recorded warrant exchange expense of $1,402,174 representing the difference in the fair market value of the Original Warrants and the New Warrants, as an adjustment to additional paid - capital.

Chardan acted as financial advisor on the Private Transaction in consideration for which Chardan received $363,617 and Chardan and its designees were New Warrants for 115,000 shares of the Company’s common stock.

On October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses.

On January 10, 2018, the Company issued warrants for 592,000 shares of the Company’s common stock in connection with the January 2018 Private Placement. The warrants were issued to the parties who purchased the Company’s common stock, as well as to Chardan and its designees who acted as placement agents of the deal. The warrants expire in five years and were exercisable immediately at an exercise price of $3.00 per share.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2018:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	3,414,389	$3.30 – 6.00	4.21 years	$3.92	$–
Warrants Granted	685,000	$3.00	4.78 years	3.00	–
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at March 31, 2018	4,099,389	$3.00 – 6.00	4.10 years	$3.77	$–

Exercisable December 31, 2017	3,414,389	$3.30 – 6.00	4.21 years	$3.92	$–
Exercisable March 31, 2018	4,099,389	$3.00 – 6.00	4.10 years	$3.77	$–

Note 12: Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740 Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2018, and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (the “2017 Act”). The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations, including reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.  We reviewed and incorporated the new tax bill implications through 2017 financial statements. We remeasured the deferred taxes at new corporation rate of 21%, which reduced the net deferred tax assets, before valuation allowance, by approximately $2,809,700.  Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance.  The 2017 Act has no significant impact on the financial statements for the three months ended March 31, 2018 or for the year ended Decembert 31, 2017.

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

Note 13: Lease Commitments

Rental expenses incurred for operating leases during the three months ended March 31, 2018 and March 31, 2017 were $35,160 and $35,007, respectively.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreement:

Year	Amount
2018	$198,617
2019	371,082
2020	384,070
2021	397,512
2022	411,425
Thereafter	1,322,708
$3,085,414

Note 14: Commitment and Contingencies

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

Note 15: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the three months ended March 31, 2018, under this agreement.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services. This agreement was extended on a month to month basis through and terminated on January 31, 2018. As of March 31, 2018, Foothill owed the Company $17,784 that Foothill collected on the Company’s behalf for a content license. Greg Payne owed the Company $2,939 for expenses. These amounts were repaid on April 30, 2018.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000. No amounts were paid during the three months ended March 31, 2018 under this agreement.

Note 16: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 31, 2018 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On May 14, 2018 the Company issued 277,508 shares of common stock valued at $2.81 per share to a vendor for production services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2018 and 2017. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 2, 2018 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including the award-winning Baby Genius, new preschool property Rainbow Rangers, debuting November 5, 2018 on Nickelodeon; preschool property Llama Llama; that debuted on Netflix in December 2017 and has already been picked up by Netflix for a second season; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab®, available on, public broadcast stations and the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire ,You Tube and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also has a partnership with Stan Lee's Pow! Entertainment which it manages for creation, production, licensing and management of original Stan Lee superhero programs.

In addition, we act as licensing agent for Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Developments

January 2018 Private Placement

On January 8, 2018, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold approximately $1,800,000 of common stock and warrants to such investors (the “January 2018 Private Placement”). We issued and sold to such investors warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share.

Results of Operations

Our summary results for the three months ended March 31, 2018, and March 31, 2017 are below.

Revenues

	March 31,	March 31,
	2018	2017	Change	% Change
Television & Home Entertainment	$3,754	$43,373	$(39,619)	(91)%
Licensing & Merchandising	66,812	153,213	(86,401)	(56)%
Kid Genius Networks	22,009	1,505	20,504	1362%
Product Sales	638	–	638	N/A
Total Revenue	$93,213	$198,091	$(104,878)	(53)%

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended March 31, 2018, compared to March 31, 2017, Television & Home Entertainment revenue decreased $39,619 or 91% primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the three months ended March 31, 2018 by $68,184.

Licensing and royalty revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended March 31, 2018, compared to March 31, 2017, this licensing and royalty revenue decreased $86,401 or 56% primarily due to decreases in revenues from our SpacePop property that was launched in June of 2016. There was no comparable title released during 2017.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $20,504 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to increased advertising impressions served and additional ad campaigns in 2018 as we continue to grow this area of the business.

Total Expenses

	March 31, 2018	March 31, 2017	Change	% Change
Marketing and Sales	$60,980	$89,504	$(28,524)	(32)%
Direct Operating Costs	(26,749)	23,069	(49,818)	(216)%
General and Administrative	1,322,452	1,400,925	(78,473)	(6)%
Total Operating Expenses	$1,356,683	$1,513,498	$(156,815)	(10)%

Marketing and sales expenses decreased $28,524 for the three months ended March 31, 2018 compared to March 31,2017 primarily due to fewer new releases in 2018.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended March 31, 2018, we recorded film and television cost amortization expense of $26,738 and participation expense of $3,472 compared to March 31, 2017 expenses of $4,604 and $12,667, respectively. This increase in amortization expense is related to adjustments made to certain film ultimates which increased the amortization rate. The decrease in participation expense is directly related to decreased Television & Home Entertainment and Licensing and Merchandising revenue in the current period compared to the prior period. In March of 2018, we negotiated a $120,000 reduction in the dubbing costs for the Llama Llama series which were accrued during the fourth quarter of 2017 when the series was delivered to Netflix. This reduction resulted in a partial reversal of the accrual during the three months ended March 31, 2018.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for three months ended March 31, 2018 decreased $78,473 compared to the same period in 2017. This decrease includes: (i) decreases in share-based compensation expense of $174,140 related to the grant of options to officers, directors, employees and consultants in the fourth quarter of 2015 and in 2016; and (ii) decreases in professional fees of $61,069. These decreases were partially offset by increases in other general and administrative expenses of $150,136.

Liquidity and Capital Resources

Working Capital

As of March 31, 2018, we had current assets of $8,854,964, including cash, cash equivalents, and restricted cash of $6,223,310, and current liabilities of $4,258,470, including certain trade payables of $925,000 to which we dispute the claim, resulting in working capital of $4,596,494, compared to working capital of $7,116,279 as of December 31, 2017.

Net working capital decreased $2,519,785. Working capital increased as a result of the $1,800,000 of proceeds received for the sale of common stock and warrants to accredited investors in connection with the January 2018 Private Placement. We issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. The increase was more than offset by production costs of Rainbow Rangers and general overhead incurred during the three months ended March 31, 2018 including the lease deposits of $358,103.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11 minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series. During the fourth quarter of 2017, the facility was reduced from $5,295,000 to $4,843,416 and a portion of the collateral was released to use, leaving $583,673 in restricted cash as of December 31, 2017. During the three months ended March 31, 2018 the facility was repaid $1,125,000 and the remaining collateral was released and used to further pay down the loan. The facility net balance as of March 31, 2018 is $2,689,320.

Comparison of Cash Flows for the Three Months Ended March 31, 2018, and March 31, 2017

Our total cash, cash equivalents, and restricted cash was $6,223,310 and $5,227,097 at March 31, 2018, and 2017, respectively.

	March 31, 2018	March 31, 2017	Change
Cash used in operations	$(1,214,107)	$(2,346,210)	$1,132,103
Cash used in investing activities	(23,672)	–	(23,672)
Cash (used in) provided by financing activities	(36,983)	4,685,386	(4,722,369)
(Decrease) Increase in cash	$(1,274,762)	$2,339,176	$(3,613,938)

During the three months ended March 31, 2018, our primary sources of cash were the $1,596,340 in net proceeds from the sale of securities under a Securities Purchase Agreement and collections of $1,125,000 from the Llama Llama broadcast agreement. During the three months ended March 31, 2017, our primary sources of cash were the gross proceeds of $3,866,573 from the Private Placement Transaction coupled with $1,284,728 in proceeds from the Llama Llama production facility.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $1,214,107 as compared to cash used in operating activities of $2,346,210 during the prior period. The decrease in cash used in operating activities is primarily the result of decreases in accounts receivable due to collections associated with the delivery of Llama Llama in December of 2017.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $23,672 as compared to a use of $0 for the development of certain intangible assets during the comparable period in 2017.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 was $36,983 as compared to $4,685,386 generated in the comparable period in 2017. During the three months ended March 31, 2018, the sources of cash generated from financing activities were the $1,596,340 in net proceeds from the sale of securities under a Securities Purchase Agreement offset with payments made on the Llama Llama production loan of $1,633,323. During the three months ended March 31, 2017, the sources of cash generated from financing activities were the $3,400,658 in net proceeds from the Private Transaction coupled with the $1,284,728 in proceeds from the Llama Llama production facility.

Capital Expenditures

As of March 31, 2018, we do not have any material commitments for capital expenditures.

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

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, (Topic 605).

Accordingly, on January 1, 2018 we recorded a cumulative effect adjustment to beginning Accumulated Deficit in the amount of $173,112. The impact to our financial statements for the three months ended March 31, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $68,184 and a corresponding reduction in costs in the amount of $10,099 from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31, 2017	Impact of Adoption	January 1, 2018
Prepaid and Other Assets	$265	$(15)	$250
Film and Television Costs, net	2,777	(219)	2,558
Total assets	27,713	(234)	27,479
Accrued Expenses	1,718	2	1,720
Deferred Revenue	5,085	(409)	4,676
Total liabilities	12,673	(407)	12,266

We performed an analysis of our existing revenue contracts and completed our new revenue accounting policy documentation under the new standard. The Company has identified the following six material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (Functional Intellectual Property or “functional IP” is defined as intellectual property that has significant standalone functionality for example ability be played or aired. Functional intellectual property derives a substantial portion of its utility from its significant standalone functionality.)
•	License rights to exploit Symbolic Intellectual Property (Symbolic Intellectual Property or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content.)
•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future.)
•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future.)
•	Fixed fee advertising revenue generated from the Genius Brands Network
•	Variable fee advertising revenue generated from the Genius Brands Network

As a result of the change, beginning January 1, 2018, we began recognizing revenue related to licensed rights to exploit functional IP in two ways. For minimum guarantees, we will recognize fixed revenue upon delivery of content and the start of the license period. For functional IP contracts with a variable component, we will estimate revenue such that it is probable there will not be a material reversal of revenue in future periods. Revenue under these types of contracts was previously recognized when royalty statements were received. We began recognizing revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

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

We recognize revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment,” which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standard Update 2017-09, “Compensation-Stock Compensation: Scope of Modification Accounting,” which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective beginning January 1, 2018, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended March 31, 2018, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2018, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1

Securities Purchase Agreement, dated January 8, 2018, by and among the Company and the investors named therein (incorporated by reference to the Company’s Current Report Form 8-K filed with the SEC on January 8, 2018).

10.2	Form of Warrant (incorporated by reference to the Company’s Current Report Form 8-K filed with the SEC on January 8, 2018).

10.3	Engagement Letter, dated as of January 8, 2018, by and between Genius Brands International, Inc. and Chardan Capital Markets, LLC (incorporated by reference to the Company’s Current Report Form 8-K filed with the SEC on January 8, 2018).

10.4	Agreement, dated February 28, 2018, by and between Genius Brands International, Inc. and Gregory B. Payne (incorporated by reference to the Company’s Current Report Form 8-K filed with the SEC on February 28, 2018).

10.5	Employment Agreement, effective as of April 18, 2018, by and between Genius Brands International, Inc Robert L. Denton Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 5, 2018).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 15, 2018	By:	/s/ Andy Heyward
Andy Heyward, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Robert L Denton
Robert L. Denton, Chief Financial Officer
(Principal Financial and Accounting Officer)

