Form 10-Q
period 2018-06-30
Genius Brands International, Inc.
filed 2018-08-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,130,986 shares of common stock, par value $0.001, were outstanding as of August 14, 2018.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

ASSETS	June 30, 2018	December 31, 2017
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$3,525,433	$6,929,399
Restricted Cash	–	568,673
Accounts Receivable, net	2,412,460	2,893,902
Other Receivable	–	160,545
Inventory, net	16,345	17,589
Prepaid and Other Assets	264,578	264,818
Total Current Assets	6,218,816	10,834,926

Property and Equipment, net	80,024	94,666
Accounts Receivable	562,500	1,687,500
Other Receivables	–	96,327
Film and Television Costs, net	4,697,660	2,777,088
Lease Deposits	325,000	–
Intangible Assets, net	1,849,360	1,856,280
Goodwill	10,365,805	10,365,805
Total Assets	$24,099,165	$27,712,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$410,044	$453,201
Accrued Expenses	1,424,340	1,717,970
Deferred Revenue	388,783	453,927
Accrued Salaries and Wages	140,352	168,549
Disputed Trade Payable	925,000	925,000
Total Current Liabilities	3,288,519	3,718,647

Long Term Liabilities:
Deferred Revenue	4,423,224	4,631,456
Production Loan Facility, net	2,149,513	4,322,643
Total Liabilities	9,861,256	12,672,746

Commitments and Contingencies (see note 13)

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 2,120 and 3,530 shares issued and outstanding, respectively	2	4
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 8,950,303 and 7,610,794 shares issued and outstanding, respectively	8,950	7,611
Common Stock to Be Issued	24	24
Additional Paid in Capital	59,032,548	56,588,822
Accumulated Deficit	(44,798,497)	(41,551,497)
Accumulated Other Comprehensive Loss	(5,118)	(5,118)
Total Equity	14,237,909	15,039,846

Total Liabilities and Stockholders’ Equity	$24,099,165	$27,712,592

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2018 and 2017

(unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Licensing & Royalties	$24,653	$118,351	$91,465	$271,564
Television & Home Entertainment	34,201	64,766	37,955	108,138
Advertising Sales	16,926	4,514	38,935	6,018
Product Sales	631	8,501	1,269	8,501
Total Revenues	76,411	196,132	169,624	394,221

Operating Expenses:
Marketing and Sales	180,375	185,542	241,355	275,046
Direct Operating Costs	756,696	44,948	729,947	68,018
General and Administrative	1,328,303	1,221,572	2,650,755	2,622,496
Total Operating Expenses	2,265,374	1,452,062	3,622,057	2,965,560

Loss from Operations	(2,188,963)	(1,255,930)	(3,452,433)	(2,571,339)

Other Income (Expense):
Other Income	–	5,567	279	5,593
Interest Expense	(820)	(1,180)	(1,093)	(2,033)
Net Other Income (Expense)	(820)	4,387	(814)	3,560

Loss before Income Tax Expense	(2,189,783)	(1,251,543)	(3,453,247)	(2,567,779)

Income Tax Expense	–	–	–	–

Net Loss Applicable to Common Shareholders	$(2,189,783)	$(1,251,543)	$(3,453,247)	$(2,567,779)

Net Loss per Common Share (Basic and Diluted)	$(0.26)	$(0.22)	$(0.42)	$(0.47)

Weighted Average Shares Outstanding (Basic and Diluted)	8,445,528	5,820,553	8,298,666	5,422,564

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2018 and 2017

(unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Loss Applicable to Common Shareholders	$(2,189,783)	$(1,251,543)	$(3,453,247)	$(2,567,779)
Other Comprehensive Loss, Net of Tax:
Unrealized loss on foreign currency translation	–	(2,360)	–	(2,360)
Other Comprehensive Loss, Net of Tax	–	(2,360)	–	(2,360)
Comprehensive Loss	$(2,189,783)	$(1,253,903)	$(3,453,247)	$(2,570,139)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2018 and June 30, 2017

(unaudited)

	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net Loss	$(3,453,247)	$(2,567,779)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	765,139	8,086
Depreciation and Amortization Expense	51,975	64,877
Bad Debt Expense	2,400	–
Stock Issued for Services	–	100,000
Stock Compensation Expense	68,722	405,633
Decrease (Increase) in Operating Assets:
Accounts Receivable, net	1,604,042	(181,481)
Other Receivables	256,872	–
Inventory	1,245	(13,318)
Prepaid Expenses & Other Assets	14,914	(21,600)
Lease Deposits	(325,000)	–
Film and Television Costs	(1,648,181)	(1,473,384)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	(43,156)	(345,900)
Accrued Salaries	(28,197)	32,717
Deferred Revenue and Advances	135,774	424,313
Other Accrued Expenses	(768,739)	9,198
Net Cash Used in Operating Activities	(3,365,437)	(3,558,638)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(21,357)	–
Investment in Fixed Assets	(9,057)	(29,407)
Net Cash Used in Investing Activities	(30,414)	(29,407)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, net	–	3,401,924
Proceeds from Sale of Common Stock, net	1,596,342	–
(Repayment of) Proceeds from Production Facility, net	(2,173,130)	1,284,728
Net Cash (Used in) Provided by Financing Activities	(576,788)	4,686,652

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(3,972,639)	1,098,607
Beginning Cash, Cash Equivalents, and Restricted Cash	7,498,072	2,887,921
Ending Cash, Cash Equivalents, and Restricted Cash	$3,525,433	$3,986,528
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$–	$2,033
Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for services rendered	$780,000	$–
Issuance of Common Stock in Relation to Sony Transaction	$–	$1,489,583

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Financial Statements

June 30, 2018 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including the award-winning Baby Genius, new preschool property Rainbow Rangers, debuting November 5, 2018 on Nickelodeon; preschool property Llama Llama; that debuted on Netflix in December 2017 and has been picked up by Netflix for a second season; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab®, available on, public broadcast stations and the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, You Tube and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company also has a partnership with Stan Lee's Pow! Entertainment which it manages for creation, production, licensing and management of original Stan Lee superhero programs.

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

On November 4, 2016, the Company filed a certificate to change its Articles of Incorporation to effect a reverse split on a one-for-three basis (the “2016 Reverse Split”). The 2016 Reverse Split became effective on November 9, 2016. All common stock share and per share information in this Quarterly Report on Form 10-Q (“Form 10-Q”), including the accompanying condensed consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the 2016 Reverse Split, unless otherwise indicated.

Liquidity

Historically, the Company has incurred net losses. For the three months ended June 30, 2018 and June 30, 2017, the Company reported net losses of $2,189,783 and $1,251,543 respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company reported net losses of $3,453,247 and $2,567,779 respectively. The Company reported net cash used in operating activities of $3,365,437 and $3,558,638 for the six months ended June 30, 2018, and June 30, 2017, respectively. As of June 30, 2018, the Company had an accumulated deficit of $44,798,497 and total stockholders’ equity of $14,237,909. At June 30, 2018, the Company had current assets of $6,218,816, including cash and cash equivalents of $3,525,433 and current liabilities of $3,288,519, including certain trade payables of $925,000 to which the Company disputes the claim. The Company had working capital of $2,930,297 as of June 30, 2018 compared to working capital of $7,116,279 as of December 31, 2017.

On January 8, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold approximately $1,800,000 of common stock and warrants to such investors (the “January 2018 Private Placement”). The Company issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share and issued 93,000 warrants representing offering costs.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared and Llama Productions, LLC as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of June 30, 2018 and 2017, Restricted Cash totaled $0 and $568,673, respectively, which represents funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA. No amounts were restricted as of June 30, 2018.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $110,658 as of both June 30, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both June 30, 2018 and December 31, 2017.

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

Accordingly, on January 1, 2018 the Company recorded a cumulative effect adjustment to beginning accumulated deficit in the amount of $206,247. The impact to our financial statements for the three and six months ended June 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $68,184 and $136,367 respectively and a corresponding reduction in costs in the amount of $14,317 and $28,634 respectively from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31, 2017	Impact of Adoption	January 1, 2018
Prepaid and Other Assets	$265	$(15)	$250
Film and Television Costs, net	$2,777	$(219)	$2,558
Total assets	$27,713	$(234)	$27,479

Accrued Expenses	$1,718	$2	$1,720
Deferred Revenue	$5,085	$(409)	$4,676
Total liabilities	$12,673	$(407)	$12,266

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of June 30, 2018, the Company had three accounts with a combined uninsured balance of $3,025,433. As of December 31, 2017, the Company had four accounts with a combined uninsured balance of $6,471,928.

For the three and six months ended June 30, 2018, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. The Company had one customer who accounted for 95% and 98% of accounts receivable balance as of June 30, 2018 and December 31, 2017, respectively.

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

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Furniture and Equipment	$12,385	$12,385
Computer Equipment	125,501	117,256
Leasehold Improvements	–	176,903
Software	16,547	15,737
Property and Equipment, Gross	154,433	322,281
Less Accumulated Depreciation	(74,409)	(227,615)
Property and Equipment, Net	$80,024	$94,666

During the three months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $4,601 and $16,933, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $23,697 and $33,865, respectively.

Note 4: Film and Television Costs, Net

As of June 30, 2018, the Company had net Film and Television Costs of $4,697,660 compared to $2,777,088 at December 31, 2017. The increase relates primarily to the production and development of Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab, SpacePop, Llama Llama.and the write down of the SpacePop property.

During the three months ended June 30, 2018 and 2017, the Company recorded Film and Television Cost amortization expense of $733,956 and $3,482, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded Film and Television Cost amortization expense of $765,139 and $8,086, respectively.

The following table highlights the activity in Film and Television Costs of June 30, 2018, and December 31, 2017:

Film and Television Costs, Net as of December 31, 2016	$2,260,964
Additions to Film and Television Costs	2,867,520
Capitalized Interest	187,883
Film Amortization Expense	(2,539,279)
Film and Television Costs, Net as of December 31, 2017	2,777,088
Cumulative Effect of Topic (606) Adjustment	(219,472)
Additions to Film and Television Costs	2,839,370
Capitalized Interest	65,813
Film Amortization Expense	(765,139)
Film and Television Costs, Net as of June 30, 2018	$4,697,660

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In connection with the Merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through June 30, 2018, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	272,528	251,171
Intangible Assets, Gross	2,207,035	2,185,678
Less Accumulated Amortization (c)	(357,675)	(329,398)
Intangible Assets, Net	$1,849,360	$1,856,280

(a)	In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through June 30, 2018, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through June 30, 2018, the Company has not recognized any impairment expense related to these assets.
(c)	During the three months ended June 30, 2018 and June 30, 2017, the Company recognized $15,279 and $13,315, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the six months ended June 30, 2018 and June 30, 2017, the Company recognized $28,278 and $31,012, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of June 30, 2018 is as follows:

Fiscal Year:
2018	$19,199
2019	37,712
2020	37,132
2021	9,178
2022	1,861
Remaining	4,278
Total	$109,360

Note 6: Deferred Revenue

As of June 30, 2018, and December 31, 2017, the Company had total short term and long term deferred revenue of $4,812,007 and $5,085,383, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of June 30, 2018 and December 31, 2017 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016 as well as the remaining portion of the $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities – Current

As of June 30, 2018, and December 31, 2017, the Company has the following current accrued liabilities:

	June 30, 2018	December 31, 2017
Accrued Salaries and Wages (a)	$140,352	$168,549
Disputed Trade Payables (b)	925,000	925,000
Other Accrued Expenses (c)	1,424,340	1,717,970
Total Accrued Liabilities - Current	$2,489,692	$2,811,519

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.

(b)	As part of the Merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of June 30, 2018, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible.

(c)	Other Accrued Expenses include estimates of expenses incurred but not yet recorded.

Note 8: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of June 30, 2018, the Company was in compliance with these covenants.

As of June 30, 2018, the Company had gross outstanding borrowing under the facility of $2,248,086 against which financing costs of $98,573 were applied resulting in net borrowings of $2,149,513. As of December 31, 2017, the Company had gross outstanding borrowing under the facility of $4,436,528 against which financing costs of $113,885 were applied resulting in net borrowings of $4,322,643.

Note 9: Stockholders’ Equity

Common Stock

As of June 30, 2018, the total number of authorized shares of common stock was 233,333,334.

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

As of June 30, 2018, and December 31, 2017, there were 8,950,303 and 7,610,794 shares of common stock outstanding, respectively.

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

As of June 30, 2018, and December 31, 2017, there were 2,120 and 3,530 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

The following table summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2018:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2017	1,294,045	$2.82 - 12.00	2.99 years	$–	$8.14
Options Granted	–
Options Exercised	–
Options Cancelled	56,835	$9.00 – 12.00	3.57 years	$–	$10.06
Options Expired	–
Balance at June 30, 2018	1,237,210	$2.82 - 12.00	2.72 years	$–	$8.05

Exercisable December 31, 2017	1,070,869	$2.82 - 9.00	2.96 years	$–	$7.44
Exercisable June 30, 2018	1,070,869	$2.82 - 9.00	2.72 years	$–	$7.44

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

During the six months ended June 30, 2018, the Company recognized $68,722 in share-based compensation expense. The unvested share-based compensation as of June 30, 2018, was $58,664 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 11: Warrants

The Company has warrants outstanding to purchase up to 4,099,389 and 3,414,389 shares as of June 30, 2018 and December 31, 2017, respectively.

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

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Warrant Exercise Agreement with certain holders of the Original Warrants. Pursuant to the Warrant Exercise Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, the Company also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant were not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

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

Chardan acted as financial advisor on the Private Transaction in consideration for which Chardan received $363,617 and Chardan and its designees were issued New Warrants for 115,000 shares of the Company’s common stock.

On October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses.

On January 10, 2018, the Company issued warrants for 685,000 shares of the Company’s common stock in connection with the January 2018 Private Placement. The warrants were issued to the parties who purchased the Company’s common stock, as well as to Chardan and its designees who acted as placement agents of the deal. The warrants expire in five years and were exercisable immediately at an exercise price of $3.00 per share.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended June 30, 2018:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	3,414,389	$3.30 – 6.00	4.21 years	$3.92	$–
Warrants Granted	685,000	3.00	4.78 years	3.00	–
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at June 30, 2018	4,099,389	$3.00 – 6.00	3.85 years	$3.77	$–

Exercisable December 31, 2017	3,414,389	$3.30 – 6.00	4.21 years	$3.92	$–
Exercisable June 30, 2018	4,099,389	$3.00 – 6.00	3.85 years	$3.77	$–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2018, and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (the “2017 Act”). The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations, including reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.  We reviewed and incorporated the new tax bill implications through 2017 financial statements. We remeasured the deferred taxes at new corporation rate of 21%, which reduced the net deferred tax assets, before valuation allowance, by approximately $2,809,700.  Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. The 2017 Act has no significant impact on the financial statements for the six months ended June 30, 2018 or for the year ended December 31, 2017.

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

On February 6, 2018, the Company entered into a lease for approximately 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on June 22, 2018. The Company will pay rent of approximately $364,130 annually, subject to annual escalations of 3.5%.

Rental expenses incurred for operating leases during the three months ended June 30, 2018 and June 30, 2017 were $71,093 and $35,862, respectively. Rental expenses incurred for operating leases during the six months ended June 30, 2018 and June 30, 2017 were $111,405 and $71,022, respectively.

The following is a schedule of future minimum contractual obligations under the Company’s operating leases and employment agreements:

	2018	2019	2020	2021	2022	Remaining	Total
Operating Leases	$165,514	$371,082	$384,070	$397,512	$411,425	$1,322,708	$3,052,311
Employment Agreements	356,366	312,858	70,645	–	–	–	739,869
Total	$521,880	$683,940	$454,715	$397,512	$411,425	$1,322,708	$3,792,180

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

Note 14: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the six months ended June 30, 2018, under this agreement.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services. This agreement was extended on a month to month basis and terminated on January 31, 2018. As of June 30, 2018, no amounts were owed to the Company by Foothill or by Greg Payne.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000. No amounts were paid during the six months ended June 30, 2018 under this agreement.

Note 15: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 30, 2018 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2018 and 2017. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 2, 2018 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment, including the award-winning Baby Genius, new preschool property Rainbow Rangers, debuting November 5, 2018 on Nickelodeon; preschool property Llama Llama; that debuted on Netflix in December 2017 and has been picked up by Netflix for a second season; tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab®, available on, public broadcast stations and the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire ,You Tube and Amazon Prime; Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett. The Company is also has a partnership with Stan Lee's Pow! Entertainment which it manages for creation, production, licensing and management of original Stan Lee superhero programs.

In addition, we act as licensing agent for Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Developments

Results of Operations

Our summary results for the three months ended June 30, 2018, and June 30, 2017 are below.

Revenues

	June 30,	June 30,
	2018	2017	Change	% Change
Licensing & Royalties	$24,653	$118,351	$(93,698)	(79)%
Television & Home Entertainment	34,201	64,766	(30,565)	(47)%
Kid Genius Networks	16,926	4,514	12,412	275%
Product Sales	631	8,501	(7,870)	(93)%
Total Revenue	$76,411	$196,132	$(119,721)	(61)%

Licensing and Royalties revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended June 30, 2018, compared to June 30, 2017, this licensing and royalty revenue decreased $93,698 or 79% primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the three months ended June 30, 2018 by $54,500. There was also decreases in revenues from our SpacePop property and the non-renewal of the Celessence agency agreement.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended June 30, 2018, compared to June 30, 2017, Television & Home Entertainment revenue decreased $30,565 or 47% primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the three months ended June 30, 2018 by $13,684. There were also decreases in international television revenue.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $12,412, or 275% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to increased advertising impressions served and additional ad campaigns in 2018 as we continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the three months ended June 30, 2018, product sales associated with Warren Buffett’s Secret Millionaires Club decreased $7,870, or 93% compared to the three months ended June 30, 2017 due to the lack of attendance and the resulting lost sales at the Berkshire Hathaway annual shareholder meeting in 2018.

Total Expenses

	June 30, 2018	June 30, 2017	Change	% Change
Marketing and Sales	$180,375	$185,542	$(5,167)	(3)%
Direct Operating Costs	756,696	44,948	711,748	1583%
General and Administrative	1,328,303	1,221,572	106,731	9%
Total Operating Expenses	$2,265,374	$1,452,062	$813,312	56%

Marketing and sales expenses decreased $5,167, or 3% for the three months ended June 30, 2018 compared to June 30, 2017 primarily due to fewer new releases in 2018 offset by increased marketing related to the Kid Genius Networks.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the three months ended June 30, 2018 increased $711,748, or 1583%, compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, we recorded film and television cost amortization expense of $738,401 and participation expense of $(14,732) compared to June 30, 2017 expenses of $3,482 and $13,148 respectively. This increase in amortization expense is related to adjustments made to certain film ultimates which increased the amortization rate and the write down of the SpacePop property in the amount of $549,117. The decrease in participation expense is directly related to the reversal of the participation expense accrual for SpacePop as a result of the reduction in projected revenue and resulting write down.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for three months ended June 30, 2018 increased $106,731, or 9%, compared to the same period in 2017. This increase includes: increases in salaries and wages of $130,374, an increase in investor relations fees of $72,446, an increase in rent of $35,230, an increase in computer expenses of $23,476 and increases in various other general and administrative expenses of $60,122. These increases were partially offset by decreases in share-based compensation expense of $162,771 related to the grant of options to officers, directors, employees and consultants in the fourth quarter of 2015 and in 2016; and decreases in professional fees of $52,146.

Our summary results for the six months ended June 30, 2018, and June 30, 2017 are below.

Revenues

	June 30,	June 30,
	2018	2017	Change	% Change
Licensing & Royalties	$91,465	$271,564	$(180,099)	(66)%
Television & Home Entertainment	37,955	108,138	(70,183)	(65)%
Kid Genius Networks	38,935	6,018	32,917	547%
Product Sales	1,269	8,501	(7,232)	(85)%
Total Revenue	$169,624	$394,221	$(224,597)	(57)%

Licensing and royalties revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2018, compared to June 30, 2017, this licensing and royalty revenue decreased $180,099, or 66% primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the six months ended June 30, 2018 by $109,000. There were also decreases in revenues from our SpacePop property and the non-renewal of the Celessence agency agreement.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the six months ended June 30, 2018, compared to June 30, 2017, Television & Home Entertainment revenue decreased $70,183, or 65%, primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the six months ended June 30, 2018 by $27,367. There were also decreases in the international television revenues.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $32,917, or 547%, during the six months ended June 30, 2018 compared to the three months ended June 30, 2017 due to increased advertising impressions served and additional ad campaigns in 2018 as we continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the six months ended June 30, 2018, product sales associated with Warren Buffett’s Secret Millionaires Club decreased $7,232, or 85%, compared to the three months ended June 30, 2017 due to the lack of attendance and resulting lost sales at the Berkshire Hathaway annual shareholder meeting and in 2018.

Total Expenses

	June 30, 2018	June 30, 2017	Change	% Change
Marketing and Sales	$241,355	$275,046	$(33,691)	(12)%
Direct Operating Costs	729,947	68,018	661,929	973%
General and Administrative	2,650,755	2,622,496	28,259	1%
Total Operating Expenses	$3,622,057	$2,965,560	$656,497	22%

Marketing and sales expenses decreased $33,691, or 12%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to fewer new releases in 2018 partially offset by increased spending to promote the Kid Genius Networks.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the six months ended June 30, 2018 increased $661,929, or 973%, compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we recorded film and television cost amortization expense of $747,050 and participation expense of $3,482 compared to the six months ended June 30, 2017 where we recorded expenses of $8,608 and $25,826 respectively. This increase in amortization expense is related to adjustments made to certain film ultimates which increased the amortization rate and the write off of our SpacePop property of $549,117. The decrease in participation expense is directly related to decreased Television & Home Entertainment and Licensing and Merchandising revenue in the current period compared to the prior period. In March of 2018, we negotiated a $120,000 reduction in the dubbing costs for the Llama Llama series which were accrued during the fourth quarter of 2017 when the series was delivered to Netflix. This reduction resulted in a partial reversal of the accrual during the six months ended June 30, 2018.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for six months ended June 30, 2018 increased $28,259, or 1%, compared to the same period in 2017. This increase includes: increases in salaries and wages of $131,802, an increase in insurance expense of $147,067, an increase in investor relations fees of $111,255, an increase in computer expenses of $43,008 and increases in various other general and administrative expenses of $45,280. These increases were partially offset by decreases in share-based compensation expense of $336,911 related to the grant of options to officers, directors, employees and consultants in the fourth quarter of 2015 and in 2016; and decreases in professional fees of $113,242.

Liquidity and Capital Resources

Working Capital

As of June 30, 2018, we had current assets of $6,218,816, including cash, cash equivalents, of $3,525,433, and current liabilities of $3,288,519, including certain trade payables of $925,000 to which we dispute the claim, resulting in working capital of $2,930,297, compared to working capital of $7,116,279 as of December 31, 2017.

Net working capital decreased $4,185,982. Working capital increased as a result of the $1,776,000 of gross proceeds received for the sale of common stock and warrants to accredited investors in connection with the private placement transaction in January 2018. In the same transaction, we also issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. The increase was more than offset by production costs of Rainbow Rangers, collections of receivables used to pay down the production facility and general overhead incurred during the six months ended June 30, 2018 including a lease deposit of $325,000.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11-minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series. During the fourth quarter of 2017, the facility was reduced from $5,295,000 to $4,843,416 and a portion of the collateral was released to use, leaving $583,673 in restricted cash as of December 31, 2017. During the six months ended June 30, 2018 the facility was repaid $1,687,500 and the remaining collateral net of interest and fees was released and used to further pay down the loan by $485,630. The facility net balance as of June 30, 2018 is $2,149,513.

Comparison of Cash Flows for the Six Months Ended June 30, 2018, and June 30, 2017

Our total cash, cash equivalents, and restricted cash was $3,525,433 and $3,986,528 at June 30, 2018, and 2017, respectively.

	June 30, 2018	June 30, 2017	Change	% Change
Cash used in operations	$(3,365,437)	$(3,558,638)	$193,201	5%
Cash used in investing activities	(30,414)	(29,407)	(1,007)	(3)%
Cash (used in) provided by financing activities	(576,788)	4,686,652	(5,263,440)	(112)%
(Decrease) Increase in cash	$(3,972,639)	$1,098,607	$(5,071,246)	(462)%

During the six months ended June 30, 2018, our primary sources of cash were the $1,596,340 in net proceeds from the sale of securities under a Securities Purchase Agreement and collections of $1,687,500 from the Llama Llama broadcast agreement. During the six months ended June 30, 2017, our primary sources of cash were the net proceeds of $3,400,658 from a private placement transaction in January 2018, coupled with $1,284,728 in proceeds from the Llama Llama production facility.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $3,365,437 as compared to cash used in operating activities of $3,558,628 during the prior period. The decrease in cash used in operating activities is primarily the result of decreases in accounts receivable due to collections associated with the delivery of Llama Llama in December of 2017 offset by payment of dubbing expenses and the lease deposit in 2018.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $30,414 as compared to a use of $29,407 for the six months ended June 30, 2017. Investing activities include the development of certain intangible assets and the purchase of furniture and equipment in 2018.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2018 was $576,788 as compared to $4,686,652 generated in the comparable period in 2017. During the six months ended June 30, 2018, the sources of cash generated from financing activities were the $1,596,342 in net proceeds from the sale of securities under a Securities Purchase Agreement offset with payments made on the Llama Llama production loan of $2,173,130. During the six months ended June 30, 2017, the sources of cash generated from financing activities were the $3,401,924 in net proceeds from the Private Transaction coupled with the $1,284,728 in proceeds from the Llama Llama production facility.

Capital Expenditures

As of June 30, 2018, we do not have any material commitments for capital expenditures.

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

Accordingly, on January 1, 2018 we recorded a cumulative effect adjustment to beginning Accumulated Deficit in the amount of $206,247. The impact to our financial statements for the three and six months ended June 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $68,184 and $136,367, respectively, and a corresponding reduction in costs in the amount of $14,317 and $28,634, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective for the period ended June 30, 2018, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2018, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended June 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Employment Agreement, effective as of April 18, 2018, by and between Genius Brands International, Inc Robert L. Denton (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 5, 2018).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 14, 2018	By:	/s/ Andy Heyward
Andy Heyward, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Robert L Denton
Robert L. Denton, Chief Financial Officer
(Principal Financial and Accounting Officer)

