Form 10-Q
period 2018-09-30
Genius Brands International, Inc.
filed 2018-11-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

131 S Rodeo Drive, Suite 250
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,272,000 shares of common stock, par value $0.001, were outstanding as of November 9, 2018.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2018, and December 31, 2017

ASSETS	September 30, 2018	December 31, 2017
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$5,074,026	$6,929,399
Restricted Cash	–	568,673
Accounts Receivable, net	2,524,506	2,893,902
Other Receivable	–	160,545
Inventory, net	16,183	17,589
Prepaid and Other Assets	483,929	264,818
Total Current Assets	8,098,644	10,834,926

Property and Equipment, net	84,641	94,666
Accounts Receivable	–	1,687,500
Other Receivables	–	96,327
Film and Television Costs, net	6,101,376	2,777,088
Lease Deposits	325,000	–
Intangible Assets, net	1,839,761	1,856,280
Goodwill	10,365,805	10,365,805
Total Assets	$26,815,227	$27,712,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$360,450	$453,201
Accrued Expenses	331,061	1,020,457
Participations Payable	1,001,730	697,513
Deferred Revenue	365,242	453,927
Secured Convertible Notes, net	1,552,955	–
Accrued Salaries and Wages	131,551	168,549
Total Current Liabilities	3,742,989	2,793,647

Long Term Liabilities:
Deferred Revenue	4,225,381	4,631,456
Production Loan Facility, net	1,645,895	4,322,643
Disputed Trade Payable	925,000	925,000
Total Liabilities	10,539,265	12,672,746

Commitments and Contingencies (see note 15)

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 2,120 and 3,530 shares issued and outstanding, respectively	2	4
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 9,272,000 and 7,610,794 shares issued and outstanding, respectively	9,272	7,611
Common Stock to Be Issued	24	24
Additional Paid in Capital	63,245,464	56,588,822
Accumulated Deficit	(46,973,682)	(41,551,497)
Accumulated Other Comprehensive Loss	(5,118)	(5,118)
Total Equity	16,275,962	15,039,846

Total Liabilities and Stockholders’ Equity	$26,815,227	$27,712,592

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Licensing & Royalties	$210,675	$94,430	$302,140	$365,993
Television & Home Entertainment	196,519	155,003	234,474	263,142
Advertising Sales	115,628	7,008	154,563	13,027
Product Sales	353	60	1,622	8,561
Total Revenues	523,175	256,501	692,799	650,723

Operating Expenses:
Marketing and Sales	92,946	86,715	334,302	361,761
Direct Operating Costs	476,199	186,226	1,206,147	254,243
General and Administrative	1,207,894	1,150,147	3,858,650	3,772,643
Total Operating Expenses	1,777,039	1,423,088	5,399,099	4,388,647

Loss from Operations	(1,253,864)	(1,166,587)	(4,706,300)	(3,737,924)

Other Income (Expense):
Other Income	9,489	2,975	9,769	8,568
Interest Expense	(577,477)	(794)	(578,570)	(2,827)
Net Other Income (Expense)	(567,988)	2,181	(568,801)	5,741

Loss before Income Tax Expense	(1,821,852)	(1,164,406)	(5,275,101)	(3,732,183)

Income Tax Expense	–	–	–	–
Net Loss	(1,821,852)	(1,164,406)	(5,275,101)	(3,732,183)

Beneficial Conversion Feature on Preferred Stock	(353,333)	–	(353,333)	–

Net Loss Applicable to Common Shareholders	$(2,175,185)	$(1,164,406)	$(5,628,434)	$(3,732,183)

Net Loss per Common Share (Basic and Diluted)	$(0.24)	$(0.20)	$(0.66)	$(0.67)

Weighted Average Shares Outstanding (Basic and Diluted)	9,062,966	5,923,838	8,556,232	5,591,492

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Loss Applicable to Common Shareholders	$(2,175,185)	$(1,164,406)	$(5,628,434)	$(3,732,183)

Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Foreign Currency Translation	–	–	–	(2,360)
Other Comprehensive Loss, Net of Tax:	–	–	–	(2,360)
Comprehensive Loss	$(2,175,185)	$(1,164,406)	$(5,628,434)	$(3,734,543)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Preferred Stock		Common Stock To Be Issued		Additional Paid In	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2017	7,610,794	$7,611	3,530	$4	–	$24	$56,588,822	$(41,551,497)	$(5,118)	$15,039,846
Stock in Registered Direct Offering	592,000	592	–	–	–	–	1,595,749	–	–	1,596,341
Stock Based Compensation	–	–	–	–	–	–	47,852	–	–	47,852
Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	–	–	173,112	–	173,112
Net Loss	–	–	–	–	–	–	–	(1,263,464)	–	(1,263,464)
Balance, March 31, 2018	8,202,794	8,203	3,530	4	–	24	58,232,423	(42,641,849)	(5,118)	15,593,687
Conversion of Preferred Stock	470,001	470	(1,410)	(2)	–	–	(468)	–	–	–
Stock Issued for Services	277,508	277	–	–	–	–	779,723	–	–	780,000
Stock-Based Compensation	–	–	–	–	–	–	20,870	–	–	20,870
Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	–	–	33,135	–	33,135
Net Loss	–	–	–	–		–	–	(2,189,783)	–	(2,189,783)
Balance, June 30, 2018	8,950,303	8,950	2,120	2	–	24	59,032,548	(44,798,497)	(5,118)	14,237,909
Stock Issued for Services	321,697	322	–	–	–	–	782,680	–	–	783,002
Stock Based Compensation	–	–	–	–	–	–	44,682	–	–	44,682
Value of Beneficial Conversion Feature	–	–	–	–	–	–	353,333	(353,333)	–	–
Value of Beneficial Conversion Feature on Secured Convertible Notes							1,561,111			1,561,111
Discount on Senior Secured Notes							1,471,111			1,471,111
Net Loss	–	–	–	–	–	–	–	(1,821,852)	–	(1,821,852)
Balance, September 30, 2018	9,272,000	$9,272	2,120	$2	–	$24	$63,245,464	$(46,973,682)	$(5,118)	$16,275,962

*Off by $1 due to rounding.

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net Loss	$(5,275,101)	(3,732,183)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	1,033,392	37,935
Depreciation and Amortization Expense	69,530	95,298
Bad Debt Expense and allowance for doubtful accounts	2,400	16,730
Stock Issued for Services	–	130,000
Stock Compensation Expense	113,405	514,108
Accretion of Discount on Secured Convertible Notes	399,123	–

Decrease (Increase) in Operating Assets:
Accounts Receivable	2,054,496	(26,356)
Other Receivables	256,872	(256,872)
Inventory	1,407	(11,940)
Prepaid Expenses & Other Assets	(204,437)	(73,877)
Lease Deposits	(325,000)	–
Film and Television Costs, Net	(3,014,150)	(1,880,811)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(92,751)	(312,516)
Accrued Salaries and wages	(36,998)	(24,304)
Deferred Revenue and Advances	(85,610)	476,655
Participations Payable	304,217	–
Other Accrued Expenses	(687,503)	18,323
Net Cash Used in Operating Activities	(5,486,708)	(5,029,810)

Cash Flows from Investing Activities:
Investment in Intangible Assets	(21,358)	–
Purchase of Fixed Assets	(21,628)	(47,361)
Net Cash Used in Investing Activities	(42,986)	(47,361)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, Net	–	3,401,924
Proceeds from Sale of Common Stock, Net	1,596,341	–
Proceeds from Senior Secured Convertible Notes, Net	4,186,054	–
Repayment of Production Facility, Net	(2,676,748)	2,034,728
Net Cash Provided by Financing Activities	3,105,647	5,436,652

Net (Decrease)/Increase in Cash, Cash Equivalents, and Restricted Cash	(2,424,047)	359,481
Beginning Cash, Cash Equivalents, and Restricted Cash	7,498,072	2,887,921
Ending Cash, Cash Equivalents, and Restricted Cash	$5,074,025	$3,247,402

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$140,014	$2,827
Issuance of Common Stock for services rendered	$1,563,002	$–
Issuance of Common Stock in Relation to Sony Transaction	$–	$1,489,583
Beneficial Conversion Feature Preferred Stock	$353,333	$–
Beneficial Conversion Feature on Secured Convertible Notes	$1,561,111	$–
Discount on Secured Convertible Notes	$1,471,111	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Financial Statements

September 30, 2018

(unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New IP titles include the preschool property Rainbow Rangers, which debuted November 5, 2018 on Nickelodeon and preschool property Llama Llama; which debuted on Netflix in December 2017 and has been picked up by Netflix for a second season and is currently in production. Our library titles include the award winning Baby Genius, tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, You Tube and Amazon Prime as well as Connected TV and select international broadcast and streaming services. The Company also has a partnership with Stan Lee's Pow! Entertainment which it manages for creation, production, licensing and management of original Stan Lee superhero programs.

In addition, the Company acts as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging its existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

On November 4, 2016, the Company filed a certificate to change its Articles of Incorporation to affect a reverse split on a one-for-three basis (the “2016 Reverse Split”). The 2016 Reverse Split became effective on November 9, 2016. All common stock share and per share information in this Quarterly Report on Form 10-Q (“Form 10-Q”), including the accompanying condensed consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the 2016 Reverse Split, unless otherwise indicated.

Liquidity

Historically, the Company has incurred net losses. For the three months ended September 30, 2018 and 2017, the Company reported net losses of $1,821,852 and $1,164,406, respectively. For the nine months ended September 30, 2018 and 2017, the Company reported net losses of $5,275,101 and $3,732,183, respectively. The Company reported net cash used in operating activities of $5,486,708 and $5,029,810 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had an accumulated deficit of $46,973,682 and total stockholders’ equity of $16,275,962. At September 30, 2018, the Company had current assets of $8,098,644, including cash and cash equivalents of $5,074,026 and current liabilities of $3,742,989. The Company had working capital of $4,355,655 as of September 30, 2018, compared to working capital of $8,041,279 as of December 31, 2017.

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

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “August 2018 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). We received approximately $4,500,000 in gross proceeds from the offering.

The Secured Convertible Notes are senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the August 2018 Purchase Agreement. Unless earlier converted or redeemed, the Secured Convertible Notes will mature on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.50 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of our common stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap such that we may not issue any shares of our common stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of our common stock we could issue upon conversion of the Secured Convertible Notes without breaching our obligations, if any, under Nasdaq Stock Market LLC rules and regulations.

Interest under the Secured Convertible Notes is payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes become due and payable. Subject to certain equity conditions, we may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries.

The Warrants entitle the holders to purchase 1,800,000 shares of common stock. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model.

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) and a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22 minute episodes and sixteen 11 minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix. To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum.

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

In addition, on September 28, 2018, Llama and Lender entered into Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 5, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, which is a reduction of $3,075,406 from the original loan commitment under the Original Loan and Security Agreement and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared Entertainment LLC, Llama Productions, LLC, Rainbow Rangers LLC, as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of September 30, 2018, and December 31, 2017, Restricted Cash totaled $0 and $568,673, respectively, which represents funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA. No amounts were restricted as of September 30, 2018.

Allowance for Doubtful Accounts

Accounts receivable are presented on the consolidated balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $0 and $110,658 at September 30, 2018 and December 31, 2017 respectively.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both September 30, 2018 and December 31, 2017.

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

Accordingly, on January 1, 2018 the Company recorded a cumulative effect adjustment to beginning accumulated deficit in the amount of $206,247. The impact to our financial statements for the three and nine months ended September 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount of $26,184 and $162,551, respectively, and a corresponding reduction in costs in the amount of $14,317 and $42,952, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31, 2017	Impact of Adoption	January 1, 2018
Prepaid and Other Assets	$265	$15	$280
Film and Television Costs, net	$2,777	$(219)	$2,558
Total assets	$27,713	$(204)	$27,509

Participations Payable	$1,718	$(1)	$1,717
Deferred Revenue	$5,085	$(409)	$4,676
Total liabilities	$12,673	$(410)	$12,263

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

On January 1, 2018 the Company adopted the new Accounting Standard Update 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The adoption of Accounting Standard Update 2017-09 did not have a material impact on our financial statements as there were no changes to our share-based payment awards.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of September 30, 2018, the Company had four accounts with a combined uninsured balance of $4,574,026. As of December 31, 2017, the Company had four accounts with a combined uninsured balance of $6,471,928.

For the three months ended September 30, 2018, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. For the nine months ended September 30, 2018, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. The Company had one customer who accounted for 89% and 98% of accounts receivable balance as of September 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We expect the impact of adoption of the new Leases accounting method on our financial statements to be minimal.

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

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries/transactions or special circumstances and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Furniture and Equipment	$12,385	$12,385
Computer Equipment	138,883	117,256
Leasehold Improvements	–	176,903
Software	15,737	15,737
Property and Equipment, Gross	167,005	322,281
Less Accumulated Depreciation	(82,364)	(227,615)
Property and Equipment, Net	$84,641	$94,666

During the three months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $7,955 and $17,661, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $31,653 and $51,527, respectively.

Note 4: Film and Television Costs, Net

As of September 30, 2018, the Company had net Film and Television Costs of $6,101,376 compared to $2,777,088 at December 31, 2017. The increase relates primarily to the production and development of Rainbow Rangers offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab, SpacePop, Llama Llama and the write down of the SpacePop property.

During the three months ended September 30, 2018 and 2017, the Company recorded Film and Television Cost amortization expense of $268,425 and $29,849, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded Film and Television Cost amortization expense of $1,033,392 and $37,935, respectively.

The following table highlights the activity in Film and Television Costs as of September 30, 2018 and December 31, 2017:

Film and Television Costs, Net as of December 31, 2016	$2,260,964
Additions to Film and Television Costs	2,867,520
Capitalized Interest	187,883
Film Amortization Expense	(2,539,279)
Film and Television Costs, Net as of December 31, 2017	2,777,088
Cumulative Effect of Topic (606) Adjustment	(219,472)
Additions to Film and Television Costs	4,577,152
Film Amortization Expense	(1,033,392)
Film and Television Costs, Net as of September 30, 2018	$6,101,376

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In connection with the merger in 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration for the merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through September 30, 2018, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Identifiable Artistic-Related Assets (a)	$1,740,000	$1,740,000
Trademarks (b)	129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	272,528	251,171
Intangible Assets, Gross	2,207,035	2,185,678
Less Accumulated Amortization (c)	(367,274)	(329,398)
Intangible Assets, Net	$1,839,761	$1,856,280

(a)	In connection with the merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. Through September 30, 2018, the Company has not recognized any impairment expense related to these assets.
(b)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through September 30, 2018, the Company has not recognized any impairment expense related to these assets.
(c)	During the three months ended September 30, 2018 and 2017, the Company recognized $9,560 and $12,756, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the nine months ended September 30, 2018 and 2017, the Company recognized $37,876 and $43,771, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of September 30, 2018 is as follows:

Fiscal Year:
2018	$9,600
2019	37,713
2020	37,132
2021	9,178
2022	1,861
Remaining	4,277
Total	$99,761

Note 6: Deferred Revenue

As of September 30, 2018, and December 31, 2017, the Company had total short term and long term deferred revenue of $4,590,623 and $5,085,383, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of September 30, 2018 and December 31, 2017 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016 as well as the remaining portion of the $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities – Current

As of September 30, 2018, and December 31, 2017, the Company had the following current accrued liabilities:

	September 30, 2018	December 31, 2017
Accrued Salaries and Wages (a)	$131,551	$168,549
Participations Payable (b)	1,001,730	697,513
Other Accrued Expenses (c)	331,061	1,020,457
Total Accrued Liabilities - Current	$1,464,342	$1,886,519

______________________

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.
(b)	Participations Payable represents amounts due to third party participants based on cash collected as of September 30,2018
(c)	Other Accrued Expenses include estimates of expenses incurred but not yet recorded.

Note 8: Secured Convertible Notes

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). We received approximately $4,500,000 in gross proceeds from the Offering.

The Secured Convertible Notes are our senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the Purchase Agreement. Unless earlier converted or redeemed, the Secured Convertible Notes will mature on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.50 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of our common stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap such that we may not issue any shares of our common stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of our common stock we could issue upon conversion of the Secured Convertible Notes without breaching our obligations, if any, under Nasdaq Stock Market LLC rules and regulations.

Interest under the Secured Convertible Notes is payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes become due and payable. Subject to certain equity conditions, we may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The conversion feature of the Secured Convertible Notes is considered linked to our common stock pursuant to ASC 815-40 and accordingly is not accounted for as a derivative.

On the date of issuance, the Secured Convertible Notes were convertible into common stock at $2.50 per share, or at a conversion price below the closing market price of $2.55. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative valuation. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was $1,561,111, and such amount was recorded as a reduction of debt and increase in additional paid-in capital. The discount will be amortized as additional interest over the term of the loan.

The Warrants entitle the holders to purchase 1,800,000 shares of common stock. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model. The Warrants are considered linked to our common stock pursuant to ASC 815-40 and accordingly are not accounted for as a derivative.

The allocation of carrying basis between the Warrants and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,471,111 and was calculated using the Black-Scholes option pricing model. This amount was recorded as a reduction of debt and an increase in additional-paid in-capital. This discount will also be amortized as additional interest over the term of the loan.

Note 9: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of September 30, 2018, the Company was in compliance with these covenants.

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) and a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22 minute episodes and sixteen 11 minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

As of September 30, 2018, there were no amounts outstanding under this production facility. As of September 30, 2018, $120,675 representing loan fees were included in prepaid and other assets and accrued expenses.

In addition, on September 28, 2018, Llama and Lender entered into Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 5, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, which is a reduction of $3,075,406 from the original loan commitment under the Original Loan and Security Agreement and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

As of September 30, 2018, the Company had gross outstanding borrowing under the facility of $1,726,572 against which financing costs of $80,677 were applied resulting in net borrowings of $1,645,895. As of December 31, 2017, the Company had gross outstanding borrowing under the facility of $4,436,528 against which financing costs of $113,885 were applied resulting in net borrowings of $4,322,643.

Note 10: Disputed Trade Payable

As part of the merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of September 30, 2018, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is uncollectible.

Note 11: Stockholders’ Equity

Common Stock

As of September 30, 2018, the total number of authorized shares of common stock was 233,333,334.

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

On November 4, 2016, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to affect a one-for-three reverse stock split of the Company’s issued and outstanding common stock. As a result of the 2016 Reverse Split, every three shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The 2016 Reverse Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options and warrants outstanding. No fractional shares were issued in connection with the 2016 Reverse Split. Stockholders who would otherwise hold a fractional share of common stock will receive an increase to their common stock as the common stock will be rounded up to a full share. The total number of authorized shares of common stock was reduced from 700,000,000 to 233,333,334 in conjunction with the 2016 Reverse Split. The 2016 Reverse Split became effective on November 9, 2016. All disclosures of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

On February 9, 2017, the Company entered into a private transaction pursuant to a Warrant Exercise Agreement with certain holders of the Company’s existing warrants (the “Original Warrants”). Pursuant to the Warrant Exercise Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants. (See Note 11 for additional information about these warrants.) In association with the transaction, the Company issued 1,171,690 shares of common stock upon exercise of a portion of the Original Warrants for which it received gross proceeds of $3,866,573 and recording offering costs of $465,915 for net proceeds of $3,400,658.

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

On August 17, 2018, the Company entered into a Securities Purchase Agreement in which the Company issued to the investors approximately 1,800,000 warrants to purchase shares of common stock at an exercise price of $3.00 per share. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model.

During the three and nine months ended September 30, 2018, the Company issued 321,697 shares and 599,205 shares of common stock, respectively to a vendor for animation services. The value of these services for the three and nine months ended September 30, 2018 were $783,002 and $1,563,002 respectively.

As of September 30, 2018, and December 31, 2017, there were 9,272,000 and 7,610,794 shares of common stock outstanding, respectively.

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

As of September 30, 2018, and December 31, 2017, there were 2,120 and 3,530 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

On August 17, 2018, in connection with the Securities Purchase Agreement in which the Secured Convertible Notes are convertible into shares of the Company’s common stock at $2.50 per share, the conversion price of the Series A Convertible Preferred Stock decreased to $2.50. This decrease resulted in a beneficial conversion feature of $353,333 which was recognized on August 17, 2018.

During the nine months ended September 30, 2018, 1,410 shares of Series A Preferred Stock were converted into 470,001 shares of common stock respectively.

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

Note 12: Stock Options

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 150,000 shares of common stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 1,293,334 from 150,000 shares to 1,443,334 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016. On May 18, 2017, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 223,333 shares from 1,443,334 shares to an aggregate of 1,667,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by the stockholders on July 25, 2017. On September 6, 2018, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 500,000 shares from 1,667,667 shares to an aggregate of 2,167,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by the Company’s stockholders on October 2, 2018.

The following table summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2018:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2017	1,294,045	$2.09 - 12.00	2.99 years	$–	$8.14
Options Granted	170,176	$2.09	4.55 years		2.09
Options Exercised	–
Options Cancelled	57,294	$9.00 – 12.00	3.56 years	$–	$10.08
Options Expired	31,670	2.80 - 6.00			4.30
Balance at September 30, 2018	1,375,257	$2.09 - 12.00	2.50 years	$–	$7.39

Exercisable December 31, 2017	1,070,869	$2.82 - 9.00	2.96 years	$–	$7.44
Exercisable September 30, 2018	1,039,199	$2.82 - 9.00	2.20 years	$–	$7.53

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

During the three months ended September 30, 2018, the Company granted options to purchase 170,176 shares of common stock to officers. These stock options generally vest between one and three years. The fair value of these options was determined to be $285,760 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$2.09
Dividend Yield	0%
Volatility	61% - 62%
Risk-free interest rate	2.52% - 2.57%
Expected life of options	3.5 years

During the nine months ended September 30, 2018, the Company recognized $113,405 in share-based compensation expense. The unvested share-based compensation as of September 30, 2018, was $279,654 which will be recognized through the second quarter of 2021 assuming the underlying grants are not cancelled or forfeited.

As of September 30, 2018, there were 792,410 shares available for future awards under the 2015 Plan.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 5,899,389 and 3,414,389 shares as of September 30, 2018 and December 31, 2017, respectively.

In connection with the sale of the Company’s Series A Convertible Preferred Stock in May 2014, Chardan Capital Markets LLC (“Chardan”) acted as sole placement agent in consideration for which it received a cash fee of $535,000 and a warrant to purchase up to 100,002 shares of the Company’s common stock. These warrants were exercisable immediately, have an exercise price of $6.00 per share, and have a five-year term.

In connection with the 2015 Private Placement, the Company issued to accredited investors the Original Warrants to purchase up to an aggregate of 1,443,362 shares of common stock for a purchase price of $3.00 per share. The Original Warrants are exercisable into shares of common stock for a period of five (5) years from issuance at an initial exercise price of $3.30 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. The Original Warrants were exercisable immediately. The Company is prohibited from effecting an exercise of the warrants to the extent that as a result of such exercise, the holder would beneficially own more than 4.99% (subject to increase up to 9.99% upon 61 days’ notice) in the aggregate of the issued and outstanding shares of common stock, calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrant.

In connection with the 2015 Private Placement, Chardan acted as sole placement agent in consideration for which it received a cash fee of $300,000 and a warrant to purchase up to 141,668 shares of the Company’s common stock. These warrants are exercisable at any time, have an exercise price of $3.60 per share, and have a five-year term.

On February 9, 2017, the Company entered into a private transaction pursuant to a Warrant Exercise Agreement with certain holders of the Original Warrants. Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants, with the new warrants being identical to the Original Warrants except that the termination date of such new warrants is February 10, 2022 (the “Reload Warrants”). In addition, depending on the number of Original Warrants exercised by all holders of the Original Warrants, the Company also agreed to issue to the holders another new warrant, identical to the Original Warrant except that the exercise price of such warrant is $5.30 and such warrant is not exercisable until August 10, 2017 (the “Market Price Warrants” and together with the Reload Warrants, the “New Warrants”).

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

Chardan acted as financial advisor on the transaction in consideration for which Chardan received $363,617 and was issued New Warrants for 115,000 shares of the Company’s common stock.

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

On August 17, 2018, the Company issued warrants for 1,800,000 shares of the Company’s common stock in conjunction with the August 17, 2018 Securities Purchase Agreement. The warrants were issued to the parties who purchased the Company’s Secured Convertible Notes. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model. The Warrants are considered linked to our common stock pursuant to ASC 815-40 and accordingly are not accounted for as a derivative.

The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,471,111 and was calculated using the Black-Scholes option pricing model.

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2018:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	3,414,389	$3.30 – 6.00	4.21 years	$3.92	$–
Warrants Granted	2,485,000	3.00	4.72 years	3.00	–
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at September 30, 2018	5,899,389	$3.00 – 6.00	3.99 years	$3.53	$–

Exercisable December 31, 2017	3,414,389	$3.30 – 6.00	3.45 years	$3.92	$–
Exercisable September 30, 2018	4,099,389	$3.00 – 6.00	3.99 years	$3.53	$–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (the “2017 Act”). The 2017 Act will have pervasive financial reporting implications for all companies with U.S. operations, including reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent. We reviewed and incorporated the new tax bill implications through 2017 financial statements. We remeasured the deferred taxes at new corporation rate of 21%, which reduced the net deferred tax assets, before valuation allowance, by approximately $2,809,700. Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. The 2017 Act has no significant impact on the financial statements for the nine months ended September 30, 2018 or for the year ended December 31, 2017.

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

On February 6, 2018, the Company entered into a lease for approximately 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on June 22, 2018. The Company will pay rent of $364,130 annually, subject to annual escalations of 3.5%.

Rental expenses incurred for operating leases during the three months ended September 30, 2018 and 2017 were $130,173 and $35,862, respectively including deferred rent of $35,511 during the three months ended September 30, 2018. Rental expenses incurred for operating leases during the nine months ended September 30, 2018 and 2017 were $241,578 and $106,884, respectively including deferred rent of $35,511 for the nine months ended September 30, 2018.

The following is a schedule of future minimum contractual obligations as of September 30, 2018, under the Company’s operating leases and employment agreements:

	2018	2019	2020	2021	2022	Thereafter
Operating Leases	$101,717	406,868	406,868	406,868	406,868	1,254,509
Employment Contracts	396,735	635,808	393,595	322,950	282,581	-
Total	$498,452	1,042,676	800,463	729,818	649,449	1,254,509

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

For Genius Brands Network, the Company licenses content for exhibition for which the Company is obligated to pay between 35% and 100% of revenues from the channel allocated to the aforementioned content after the deduction of certain direct operating expenses.

The Company is scheduled to participate in a mediation with one of its’ co-producers/third party participants regarding amounts owed under a production agreement. The parties disagree on the definition of “Net Receipts” and the amounts deductible prior to the sharing of profits. The Company believes its definition of “Net Receipts” will prevail as a result of the mediation. In the event the Company is unsuccessful, the amount owed, and the impact will not have a material effect on the Company or its financial statements.

Note 16: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the nine months ended September 30, 2018, under this agreement.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services. This agreement was extended on a month to month basis and terminated on January 31, 2018. As of September 30, 2018, no amounts were owed to the Company by Foothill or by Greg Payne.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000. No amounts were paid during the three or nine months ended September 30, 2018 under this agreement.

On, August 31, 2018, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama Season 2. No amounts were paid during the during the three or nine months ended September 30, 2018 under this agreement.

During the three and nine months ended September 30, 2018 the Company issued 321,697 shares and 599,205 shares of common stock, respectively to a vendor for animation services. The value of these services for the three and nine months ended September 30, 2018 were $783,002 and $1,563,002 respectively.

During the three months ended September 30, 2018, a Director was paid a consulting fee of $10,000 for their assistance in the Company’s financing activities.

Note 17: Subsequent Events

Subsequent to September 30, 2018 the Company issued 102,711 shares of common stock various vendors for animation, investor relations public relations, and influencer marketing. The value of these services was $243,705.

Effective November 16, 2018, the Company entered into a new five-year employment agreement with its CEO Andy Heyward. Under the new agreement, the annual base salary will be $300,000 and contains performance bonuses and equity awards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2018 and 2017. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 2, 2018 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, the Company distributes its content in all formats as well as a broad range of consumer products based on its characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment.  New IP titles include the preschool property Rainbow Rangers, debuting November 5, 2018 on Nickelodeon and preschool property Llama Llama; which debuted on Netflix in December 2017 and has been picked up by Netflix for a second season. Our library titles include the award winning Baby Genius, tween music-driven brand SpacePop; adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, You Tube and Amazon Prime as well as Connected TV and select international broadcast and streaming services.   The Company also has a partnership with Stan Lee's Pow! Entertainment which it manages for creation, production, licensing and management of original Stan Lee superhero programs.

In addition, the Company acts as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging its existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Developments

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “August 2018 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). We received approximately $4,500,000 in gross proceeds from the offering.

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22 minute episodes and sixteen 11 minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

In addition, on September 28, 2018, Llama and Lender entered into Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 5, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, which is a reduction of $3,075,406 from the original loan commitment under the Original Loan and Security Agreement and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Our summary results for the three months ended September 30, 2018 and 2017 are below.

Revenues

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change	%Change
Licensing & Royalties	$210,675	$94,430	$116,245	123%
Television & Home Entertainment	196,519	155,003	41,516	27%
Advertising Sales	115,628	7,008	108,619	1,550%
Product Sales	353	60	293	488%
Total Revenue	$523,175	$256,501	$266,673	104%

Licensing & Royalties revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended September 30, 2018, compared to September 30, 2017, this Licensing and Royalties revenue increased $116,245 or 123% primarily due to domestic revenues for the Rainbow Rangers and Llama Llama properties, partially offset by the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the three months ended September 30, 2018 by $12,500. There was also decreases in revenues from our SpacePop property and the non-renewal of the Celessence agency agreement.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended September 30, 2018, compared to September 30, 2017, Television & Home Entertainment revenue increased $41,516 or 27% primarily due to revenue generated from the delivery of the Llama Llama content for domestic home entertainment distribution. This increase was partially offset by the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the three months ended September 30, 2018 by $13,684. There were also decreases in international television revenue.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $108,619, or 1,550% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the addition of a new distribution partner, increased advertising impressions served and additional ad campaigns in 2018. This was a result of our efforts to continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the three months ended September 30, 2018, product sales associated with Warren Buffett’s Secret Millionaires Club increased $293, or 488% compared to the three months ended September 30, 2017 due to additional sales of the Warren Buffett Doll on Amazon.com.

Expenses

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change	% Change
Marketing and Sales	$92,946	$86,715	$6,231	7%
Direct Operating Costs	476,199	186,226	289,973	156%
General and Administrative	1,207,894	1,150,147	57,747	5%
Total Operating Expenses	$1,777,039	$1,423,088	$353,951	25%

Marketing and sales expenses increased $6,231, or 7% for the three months ended September 30, 2018 compared to September 30, 2017 primarily due to an increase in marketing and advertising expenses to promote the Kid Genius Networks and the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the three months ended September 30, 2018 increased $289,973 or 156%, compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, we recorded film and television cost amortization expense of $268,425 and participation expense of $168,621 compared to September 30, 2017 expenses of $29,848 and $41,996 respectively. This increase in amortization expense is primarily related to increased revenues for the Rainbow Rangers and Llama Llama – Season 1. The increase in participation expense is primarily related to expensing the balance of prepaid royalties for the Thomas Edison’s Secret Laboratory property as a result of a reduction in the ultimate revenues and participation expense associated with the Rainbow Rangers and Llama Llama revenues.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurance, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for three months ended September 30, 2018 increased $57,747 or 5% compared to the same period in 2017. This change resulted primarily from increases in rent expense of $93,959, professional fees of $89,140 salaries and wages of $45,049 and investor relations fees of $49,509 and other general and administrative expenses of $15,597. These increases were partially offset by decreases in share-based compensation expense of $63,792, the reversal of over accrued liabilities for legal, travel and other expenses of $171,715.

Nine months Ended September 30, 2018 and 2017

Our summary results for the nine months ended September 30, 2018 and 2017 are below.

Revenues

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change	% Change
Licensing & Royalties	$302,140	$365,993	$(63,853)	(17)%
Television & Home Entertainment	234,474	263,142	(28,668)	(11)%
Advertising Sales	154,563	13,027	141,536	1,086%
Product Sales	1,622	8,561	(6,939)	(81)%
Total Revenue	$692,799	$650,723	$42,076	6%

Licensing & Royalties revenue includes items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2018, compared to September 30, 2017, this Licensing and Royalties revenue decreased $63,853, or 17% primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the nine months ended September 30, 2018 by $121,500. There were also decreases in revenues from our SpacePop property and the non-renewal of the Celessence agency agreement. These decreases were partially offset by revenue generated from Rainbow Rangers and Llama Llama properties in 2018.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the nine months ended September 30, 2018, compared to September 30, 2017, Television & Home Entertainment revenue decreased $28,668, or 11%, primarily due to the cumulative effect adjustment made as a result of adopting new accounting standard ASC 606. The impact of the adoption reduced revenues for the nine months ended September 30, 2018 by $41,051. There were also decreases in the international television revenues. These decreases were partially offset by the revenue generated from the delivery of the Llama Llama property content for home entertainment distribution.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $141,536, or 1,086% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the addition of new distribution partners, increased advertising impressions served and additional ad campaigns in 2018. This was a result of our efforts to continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the nine months ended September 30, 2018, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $6,939, (81%) compared to the nine months ended September 30, 2017 due to the lack of attendance and resulting lost sales at the Berkshire Hathaway annual shareholder meeting and in 2018.

Expenses

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change	% Change
Marketing and Sales	$334,302	$361,761	$(27,459)	(8)%
Direct Operating Costs	1,206,147	254,243	951,904	374%
General and Administrative	3,858,650	3,772,643	86,007	2%
Total Operating Expenses	$5,399,099	$4,388,647	$1,010,452	23%

Marketing and sales expenses decreased $27,439, or 8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to fewer new releases in 2018 partially offset by increased spending to promote the Kid Genius Networks.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the nine months ended September 30, 2018 increased $951,904 or 374% compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded film and television cost amortization expense of $1,033,392 and participation expense of $183,434 compared to the nine months ended September 30, 2017 where we recorded expenses of $37,935 and $64,988 respectively. The increase in amortization expense is primarily related to revenue adjustments made to certain film ultimates which increased the amortization rate, the write off of our SpacePop property in the amount of $549,117 and amortization expense related to revenues generated by the Rainbow Rangers and Llama Llama – Season 1 properties. The increase in participation expense is primarily related to expensing the balance of prepaid royalties for Thomas Edison’s Secret Laboratory and participation expenses for the Rainbow Rangers and Llama Llama – Season 1 properties

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for nine months ended September 30, 2018 increased $86,007, or 2%, compared to the same period in 2017. This increase includes increases in salaries and wages of $176,891, investor relations fees of $160,765, rent expense of $134,341, insurance expense of $131,133, an increase in computer expenses of $46,519 and increases in various other general and administrative expenses of $10,762. These increases were partially offset by decreases in share-based compensation expense of $400,703 related to the grant of options to officers, directors, employees and consultants in the fourth quarter of 2015 and in 2016; and the reversal of over accrued liabilities for legal, travel and other expenses of $173,701.

Liquidity and Capital Resources

Working Capital

As of September 30, 2018, we had current assets of $8,098,644, including cash, cash equivalents, of $5,074,026, and current liabilities of $3,742,989, resulting in working capital of $4,355,655 compared to working capital of $8,041,279 as of December 31, 2017.

Net working capital decreased $3,685,624. Working capital increased as a result of the $1,776,000 of gross proceeds received for the sale of common stock and warrants to accredited investors in connection with the private placement transaction in January 2018. In the same transaction, we also issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. Working capital also increased as a result of the $4,500,000 of gross proceeds from the issuance of the Senior Secured Convertible Notes in August of 2018. These increases were more than offset by the production costs of Rainbow Rangers, collections of current receivables used to pay down the production facility which long term and general overhead incurred during the nine months ended September 30, 2018 including a lease deposit of $325,000.

Credit Facility

On August 8, 2016, Llama Productions LLC, our wholly-owned subsidiary, closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce our animated series Llama Llama (the “Series”). The Series is configured as fifteen half-hour episodes comprised of thirty 11-minute programs to be delivered to Netflix in Fall 2017. The Facility is secured by the license fees we will receive from Netflix for the delivery of the Series as well as our copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, we deposited $1,000,000 into a cash account to be used solely for the production of the series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of September 30, 2018, the Company was in compliance with these covenants. During the nine months ended September 30, 2018, the Facility was repaid $2,191,118 and the remaining collateral net of interest and fees was released and used to further pay down the loan by $485,630. The Facility net balance as of September 30, 2018 is $1,645,895.

On September 28, 2018, Llama and Lender entered into Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 5, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, which is a reduction of $3,075,406 from the original loan commitment under the Original Loan and Security Agreement and (ii) include the Llama Llama season two as obligations under the Original Loan and Security Agreement.

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) and a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “September 2018 Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11-minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the September 2018 Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the September 2018 Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the September 2018 Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the September 2018 Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum.

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

Comparison of Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Our total cash, cash equivalents, and restricted cash were $5,074,026 and $3,247,402 at September 30, 2018 and 2017, respectively.

	September 30, 2018	September 30, 2017	Change	% Change
Cash used in operations	$(5,486,708)	$(5,029,810)	$(456,898)	9%
Cash used in investing activities	(42,986)	(47,361)	4,375	(9)%
Cash provided by financing activities	3,105,647	5,436,652	(2,331,005)	(43)%
Increase (decrease) in cash	$(2,424,047)	$359,481	$(2,783,528)	(774)%

During the nine months ended September 30, 2018, our primary sources of cash were the $1,596,343 in net proceeds from the sale of securities under a Securities Purchase Agreement, $4,186,054 in net proceeds from the issuance of Senior Secured Notes and accounts receivable collections of $2,250,000 from the Llama Llama broadcast agreement. During the nine months ended September 30, 2017, our primary sources of cash were the net proceeds of $3,401,924 from a warrant exchange, coupled with $2,034,728 in proceeds from the Llama Llama production facility.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $5,486,708 as compared to cash used in operating activities of $5,029,810 during the prior period. The increase in cash used in operating activities is primarily the result of production costs incurred for the production of Rainbow Rangers, decreases in accounts receivable due to collections from the Llama Llama broadcast agreement and the lease deposit in 2018.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $42,986 as compared to a use of $47,361 for the nine months ended September 30, 2017. Investing activities include the development of certain intangible assets and the purchase of furniture and equipment in 2018.

Financing Activities

Cash generated from financing activities for the nine months ended September 30, 2018 was $3,105,647 as compared to $5,436,652 generated in the comparable period in 2017. During the nine months ended September 30, 2018, the sources of cash generated from financing activities were the $1,596,341 in net proceeds from the sale of securities under a Securities Purchase Agreement and $4,186,054 in net proceeds from the issuance of Senior Secured Notes. The use of cash was the repayment of the production facility in the amount of $2,676,748. During the nine months ended September 30, 2017 the sources of cash generated from financing activities were the $3,401,924 in net proceeds from the warrant exchange coupled with the $2,034,728 in proceeds from the Llama Llama production facility.

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “August 2018 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). We received approximately $4,500,000 in gross proceeds from the offering.

The Secured Convertible Notes are senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the August 2018 Purchase Agreement. Unless earlier converted or redeemed, the Secured Convertible Notes will mature on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.50 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of our common stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap such that we may not issue any shares of our common stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of our common stock we could issue upon conversion of the Secured Convertible Notes without breaching our obligations, if any, under Nasdaq Stock Market LLC rules and regulations.

Interest under the Secured Convertible Notes is payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes become due and payable. Subject to certain equity conditions, we may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The conversion feature of the Secured Convertible Notes is considered linked to our common stock pursuant to ASC 815-40 and accordingly is not accounted for as a derivative.

On the date of issuance, the Secured Convertible Notes were convertible into common stock at $2.50 per share, or at a conversion price below the closing market price of $2.55. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the Warrants issued and the Secured Convertible Note was determined based on relative valuation. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was $1,561,111, and such amount was recorded as a reduction of debt and increase in additional paid-in capital. The discount will be amortized as additional interest over the term of the loan.

The Warrants entitle the holders to purchase 1,800,000 shares of common stock. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model. The Warrants are considered linked to our common stock pursuant to ASC 815-40 and accordingly are not accounted for as a derivative.

The allocation of carrying basis between the Warrants and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,471,111 and was calculated using the Black-Scholes option pricing model. This amount was recorded as a reduction of debt and an increase in additional-paid in-capital. This discount will also be amortized as additional interest over the term of the loan.

Capital Expenditures

As of September 30, 2018, we do not have any material commitments for capital expenditures.

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

Accordingly, on January 1, 2018 we recorded a cumulative effect adjustment to beginning Accumulated Deficit in the amount of $206,247. The impact to our financial statements for the three and nine months ended September 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $26,184 and $162,551, respectively, and a corresponding reduction in costs in the amount of $14,317 and $42,952, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31, 2017	Impact of Adoption	January 1, 2018
Prepaid and Other Assets	$265	$15	$280
Film and Television Costs, net	2,777	(219)	2,558
Total assets	27,713	(204)	27,509
Accrued Expenses	1,718	(1)	1,717
Deferred Revenue	5,085	(409)	4,676
Total liabilities	12,673	(410)	12,263

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the period ended September 30, 2018 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In the course of our review of our consolidated financial results for the three months and nine months ended September 30, 2018, we identified a potential material weakness in our internal control over financial reporting related to our failure to adequately evaluate the accounting treatment for the warrants issued in conjunction with the convertible notes in a timely manner.

Management is in the process of conducting further review of our internal control policy to ensure it can effectively implement controls to evaluate complex accounting issues in the future. We have replaced our Controller and are taking further steps to appropriately and timely evaluate complex accounting issues in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2018, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us except for:

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In exchange for freelance animation services, the Company issued a total of 599,205 shares of common stock to a vendor in the following three installments, with the shares valued at the closing price of each issuance date: (i) 277,508 shares of common stock, valued at $2.81 per share, on May 7, 2018; (ii) 180,683 shares of common stock, valued at $2.64 per share, on August 13, 2018; and (iii) 141,014 shares of common stock, valued at $2.17 per share, on September 18, 2018.

On October 17, 2018, the Company issued 58,614 shares of common stock valued at $2.45 per share, the day’s closing stock price, to vendors for services rendered relating to investor relations, public relations and influencer marketing.

The securities referenced above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended September 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as a part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

4.2	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.1	Securities Purchase Agreement, dated August 17, 2018, by and among the Company and certain investors (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.2	Registration Rights Agreement, dated August 17, 2018, by and among the Company and certain investors (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.3	Loan and Security Agreement, dated as of September 28, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018).

10.4	Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018).

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32.1 **	Section 906 Certification of Chief Executive Officer.

32.2 **	Section 906 Certification of Chief Financial Officer.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2018	By:	/s/ Andy Heyward
Andy Heyward, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Robert L Denton
Robert L. Denton, Chief Financial Officer
(Principal Financial and Accounting Officer)

