Form 10-K
period 2018-12-31
Genius Brands International, Inc.
filed 2019-04-01
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

000-54389

Commission file number

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8383 Wilshire Blvd Suite 412
Beverly Hills, CA 90211

310-273-4222

(Address and telephone number of principal executive offices)

____________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange where registered

Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $13,400,293, computed by reference to the last sale price of $2.38 for the common stock on the Nasdaq Capital Market reported for such date.

As of March 30, 2019, there were 10,432,718 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Overview

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, - adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

Llama Llama Season 2: We completed production of fifteen half-hour animated episodes in 2017 which premiered on Netflix in early 2018. Netflix ordered a second season of Llama Llama consisting of ten half-hour animated episodes. Back for Season 2 are Llama Llama’s creators including Oscar-winning director Rob Minkoff (The Lion King), director Saul Blinkoff (Doc McStuffins), showrunner Joe Purdy, art director Ruben Aquino (Frozen) and Emmy-winning producers Jane Startz and Andy Heyward. Based on the NY Times #1 best-selling children’s books of the same name, the animated series centers on young Llama Llama’s first steps in growing up and facing childhood milestones. Each episode is structured around a childhood milestone and a life lesson learned by Llama Llama and his friends, told with a sense of humor, vitality, and understanding.

Content in Development

Superhero Kindergarten: In conjunction with Stan Lee’s POW! Entertainment, we are developing an animated pre-school series with the current title of “Superhero Kindergarten.” Superhero Kindergarten tells the story of a classroom filled with kids with superpowers and how they learn to use those powers to fight against the forces of evil while still dealing with all of the issues that come from being 6 years old.

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

Already Released Content

Rainbow Rangers: We completed 26 half hour episodes in February of 2019 and the series premiered on Nick Jr. in November 2018. The series was created by Shane Morris, the co-writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When there’s trouble for the people or animals of the Earth, the Rangers ride a rainbow across the sky to save the day. A global licensing program is in place and the first products will be introduced to the market in second quarter of 2019.

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

Genius Brands Network

Seeing a need for a destination devoted to providing "Content with a Purpose," we launched the Genius Brands Network comprised of the Kid Genius Cartoon Network and Baby Genius TV. The network is distributed across multiple platforms including advertising supported video-on-demand (“AVOD”), subscription video-on-demand (“SVOD”) and over-the-top platforms (“OTT”) providing kids and parents a clear choice in premium entertaining, enriching and engaging programming.

The Kid Genius Cartoon Network provides smart TV for kids. Our shows are designed for kids to tweens and anyone in between. Our Kid Genius Cartoon Network exposes kids to new and intriguing subjects that stimulate their senses and imagination on a daily basis. Parents will enjoy watching their kids be entertained with enriching and educational series. Featured series include Dino Squad, Thomas Edison's Secret Lab, Inspector Gadget and more. The Kid Genius Cartoon Channel Plus was launched in September 2017 on Amazon Prime. Kid Genius Cartoon Channel Plus is a subscription video-on-demand service available for $3.99 per month to the approximately 80 million Amazon Prime members. The channel features a variety of owned and licensed content.

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

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast but also digital platforms. We have strong ties to and actively solicit placement for our content from the largest linear broadcasters such as Nickelodeon, The Disney Channel, Cartoon Network, Sprout, and PBS. Similarly, on the digital side, we are partnered with Comcast’s Xfinity platform as well as AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, YouTube, Cox, Dish, Sling and Zumo as well as Connected TV. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, VOD, and digital distribution.

Finally, we expanded our long-term strategic partnership with Sony Pictures Home Entertainment from domestic to global in January 2017. On August 31, 2018 Sony Pictures Home Entertainment assigned all of its rights and interest in our programs to Alliance Entertainment, LLC (“AEC”).

Consumer Products

A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly in licensing properties to a variety of manufacturers, wholesalers, and retailers. We currently have across all brands in excess of 49 licensees and hundreds of licensed products scheduled to enter the market. Products bearing our marks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Wal-Mart, Target, Barnes & Noble, The Home Depot, Old Navy, Amazon.com and many more. We often negotiate dedicated retail space on a direct basis with retailers that will include branded signage to give our brands prominence and clear communication with the consumer. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees can earn out at which point we could earn additional revenue.

Marketing

We believe that generating awareness and consumer interest in our brands requires a 360-degree approach to marketing. Beyond the content creation and distribution, consumers must become engaged with the content in all aspects of their lives. Successful marketing campaigns for our brands have included utilizing influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers), social media marketing, and participating in cross promotional consumer product campaigns. We deploy digital and print advertising to support the brands as well as work with external media relations professionals to promote our efforts to both consumer and trade. We regularly initiate grass roots marketing campaigns and strategic partnerships with brands that align and offer value to us. Our Genius Brands Network, with distribution in over 80 million households, provides reach for cross promotion of content and consumer products.

Competition

We compete against other creators of children’s content including Disney, Nickelodeon, PBS Kids, and Sesame Street as well as other small and large creators. In the crowded children’s entertainment space, we compete with these other creators for both content distribution across linear, VOD, and digital platforms as well as retail shelf space for our licensed products. To compete, we are focused on our strategic positioning of “content with a purpose” which we believe is a point of differentiation embraced by the industry, as well as parents and educators. Additionally, the Kid Genius Cartoon Network, Baby Genius TV, and Kid Genius Cartoon Channel Plus enables us to increase the awareness of our brands through an owned platform.

Customers and Licensees

Typically, our business is not reliant on one or a few major customers; however, in 2018 one customer accounted for 20% of our revenue. In 2017, over 80% of our revenue was attributable to the recognition of revenues earned from Netflix upon the delivery of the first season of Llama Llama. As of December 31, 2018, we had partnered with over 60 consumer products licensees going to market with nearly 300 stock keeping units (“SKU”). As of the same date, we licensed our content to over 40 broadcasters in over 90 territories globally as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally.

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

Employees

As of December 31, 2018, we had 24 full-time equivalent employees and one contracted part-time employee. We employ on an outsourced, as-needed basis, contractors in the fields of investor relations, public relations, accounting and production.

Intellectual Property

As of December 31, 2018, we own the following properties and related trademarks: SpacePop, Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Kid Genius”, “Wee Worship”, “A Squared”, and “Kaflooey”, as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have trademark applications pending for Rainbow Rangers.

As of December 31, 2018, we hold 14 registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe, Australia, China, Japan and Mexico and other countries in which our products are sold.

As of December 31, 2018, we also held 126 motion picture, 13 sound recordings, and two literary work copyrights related to our video, music and written work products.

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

Our principal executive offices are located at 8383 Wilshire Blvd., Suite 412, Beverly Hills, California 90211. Our telephone number is 310-273-4222. We maintain an Internet website at www.gnusbrands.com. The information contained on, connected to or that can be accessed via our website is not part of this prospectus.

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

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2018, we generated net revenues of $993,452 and incurred a net loss of $9,003,901, while for the previous year, we generated net revenue of $5,335,728 and incurred a net loss of $4,908,736. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

As of December 31, 2018, we had approximately $3,085,026 of available cash, cash equivalents, and restricted cash. Additional funds may be required to fund operations and repay our outstanding debt which could be raised through the issuance of equity securities and/or debt financing. There is no assurance that any type of financing on terms acceptable to us will be available or will otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Convertible Preferred Stock will result in an adjustment to the conversion ratio, applicable to such securities, resulting in the issuance of additional shares of our common stock upon the conversion of our Series A Convertible Preferred Stock, which would further dilute our other stockholders.

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

If we fail to honor our obligations under our outstanding secured convertible notes or the terms of our third-party supplier or loan agreements, our business may be materially adversely affected.

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

We are obligated under our secured convertible notes due August 20, 2019 (the “Convertible Notes”), which collectively had an outstanding unamortized book balance of approximately $2,688,153 as of December 31, 2018, and a total fair value upon issuance of $4,464,200. The Convertible Notes accrue interest of 10% per annum. The Convertible Notes, including interest accrued thereon, are convertible at any time until a Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of our common stock at a conversion price of $2.50 per share. We are obligated to make periodic payments on such debt obligations to each noteholder; and we can elect to make such payments either in cash or in stock. In addition, we have granted a security interest to the noteholders in all of our tangible and intangible personal property to secure our obligations under the Convertible Notes.

The Convertible Notes mature on August 20, 2019. If we fail to meet certain conditions under the terms of the Convertible Notes, we will be obligated to repay in cash any principal amount, interest and any other sum arising under the Convertible Notes that remains outstanding on the maturity date. We currently do not have enough cash and cash equivalents to repay the Convertible Notes in cash. If not earlier converted, we will need to obtain additional financing or refinance the Convertible Notes prior to the maturity date.

On January 10, 2017, we entered into an amendment of our home entertainment Distribution Agreement with Sony pursuant to which, among other things, Sony agreed to pay $1,489,583 which was owed and payable by us to DADC for certain disk manufacturing and replication services, thereby terminating the agreement with DADC.

In connection with such transaction, we (i) granted Sony home entertainment rights in territories worldwide in addition to the United States and Canada and (ii) issued Sony 301,231 shares of our common stock at $4.945 per share, Sony’s exclusive territory for exercising its home entertainment distribution rights under the distribution agreement was extended from the United States and Canada to worldwide, and the amount of advances subject to recoupment by Sony out of royalty payments that would otherwise be due to us under the Distribution Agreement was increased by the amount of the payment to DADC. Future cash flow from the distributed products under the distribution agreement, if any, will be impacted by the additional recoupment obligation and additional rights granted. In connection with the above issuance of our shares, we entered into a subscription agreement with Sony, that became effective as of January 17, 2017. On August 31, 2018 Sony Pictures Home Entertainment assigned all of its rights title and interest in the Company’s programs to Alliance Entertainment, LLC (“AEC”).

We may be required to pay significant penalties if we are not able to meet our obligations under our outstanding registration rights agreements.

We have entered into registration rights agreements in connection with certain of our securities offerings. We may be obligated to pay liquidated damages if we do not meet our obligations under those agreements.

If we are required to pay significant amounts, such as the liquidated damages described above, under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

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

As of March 29, 2019, our management team and Board of Directors beneficially own or control (including conversions, options or warrants exercisable or convertible within 60 days) a combined 2,250,122 or 20.02%, of our shares currently outstanding (including conversions, options or warrants exercisable or convertible within 60 days). Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

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

As of March 29, 2019, approximately 7,614,160 shares of common stock of the 10,432,718 shares of common stock issued and outstanding are free trading. Additionally, as of March 29, 2019, there are 1,000,000 shares of common stock underlying the Series A Convertible Preferred Stock that could be sold pursuant to Rule 144. As of the same date, there are 6,876,041 shares of common stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements as well as 1,861,030 shares of common stock underlying registered warrants. Lastly, as of March 30, 2019, there are 1,259,415 shares of common stock underlying outstanding options granted and 908,252 shares reserved for issuance under our Genius Brands International, Inc. Amended 2015 Incentive Plan, all of which are unregistered but will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of March 29, 2019, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 58.16% of our outstanding common stock, including shares of common stock subject to preferred shares, stock options, and warrants that are currently convertible or exercisable or will be convertible or exercisable within 60 days after December 31, 2018. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We leased 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. Upon the end of the amended lease on January 26, 2019, we relocated our offices. We paid rent of $136,542 annually, subject to annual escalations of 3%.

On February 6, 2018, we entered into a lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We will pay rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective January 21, 2019, we entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant will pay us rent of $422,321 annually, subject to annual escalations of 3.5%.

On December 28, 2018, we entered into a lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We will pay rent of $24,501 monthly.

On January 30, 2019, we entered into a lease for 5,838 square feet of general office space at 190 Cannon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that is scheduled to commence on August 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%.

Item 3.	Legal Proceedings.

By Kids For Kids, Co. The Company has a pending claim in the United States District Court for the Southern District of New York in connection with failure of a licensee By Kids For Kids, Co. to pay royalties pursuant to a memorandum of understanding dated August 2010 on sponsorship monies relating to promotions involving Secret Millionaires Club. The Company believes it is entitled to at least $150,000.

We are not party to any other litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us.

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

The last reported closing price for our common stock on the Nasdaq Capital Market on March 29, 2019 was $1.97 per share.

Stockholders

As of March 29, 2019, the number of shares of common stock outstanding was 10,432,718. As of March 29, 2019, there were approximately 176 record holders of our shares of issued and outstanding common stock. This number does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

The following table reflects, as of December 31, 2018, compensation plans pursuant to which we are authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,259,415	$7.39	907,252
Equity compensation plans not approved by shareholders	–	–	–
Total	1,294,045	$7.39	907,252

Issuances of Unregistered Sales of Securities

During the year ended December 31, 2018, the Company issued 470,001 shares of common stock pursuant to the conversion of 1,410 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

These securities were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

•	On August 13, 2018, the Company issued 180,683 shares of the Company’s common stock valued at $2.64 per share to the same provider for production services.

•	On September 18, 2018, the Company issued 306,000 shares of the Company’s common stock valued at $2.17 per share to the same provider for production services.

•	On October 17, 2018, the Company issued 58,614 shares of the Company’s common stock valued at $2.45 per share to various providers for investor relations services.

•	On November 1, 2018, the Company issued 100,000 shares of the Company’s common stock valued at $2.27 per share to the same provider for production services.

•	On November 15, 2018, the Company issued 23,148 shares of the Company’s common stock valued at $2.16 per share for investor relations services.

•	On December 31, 2018, the Company issued 60,000 shares of the Company’s common stock valued at $2.16 per as part of a mediation settlement representing participation amounts allegedly due.

•	These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Item 6.	Selected Financial Data

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2018 and 2017. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described above in the section entitled “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Overview Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and preschool property Llama Llama; which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, - adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Developments

February 2019 Sale of Common Stock and Warrants

On February 19, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 of net proceeds from this offering. Each share of common stock was accompanied by a registered warrant to purchase one share of common stock at an exercise price of $2.12. Each share of common stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of common stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, we also sold to the purchaser in the February 2019 Offering, unregistered warrants to purchase up to 945,894 shares of our common stock.

Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue all holders of our 10% Secured Convertible Notes due August 20, 2019 warrants to purchase up to an aggregate amount 1,800,000 shares of our comment stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

Series A Convertible Preferred Stock Price Adjustment

As a result of this offering, the conversion price of our outstanding Series A Convertible Preferred Stock was adjusted to $2.12.

Financings

Securities Purchase Agreement

On August 17, 2018, the Company entered into a securities purchase agreement (the “August 2018 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at an initial conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share. We received $4,186,054 in net proceeds from the offering.

Production Loans

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan were or will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11-minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

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

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

January 2018 Private Placement

On January 8, 2018, we entered into a securities purchase agreement with certain accredited investors pursuant to which we sold approximately $1,596,340 net, of common stock and warrants to such investors (the “January 2018 Private Placement”). We issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. In addition, we issued to Chardan Capital Markets, LLC, as placement agent, warrants to purchase 93,000 shares of common stock at an exercise price of $3.00 per share.

Results of Operations

Years Ended December 31, 2018 and 2017

Our summary results for the years ended December 31, 2018 and 2017 are below.

Revenues

Revenues	Twelve Months Ended
	December 31, 2018	December 31, 2017	$ Change	% Change
Television & Home Entertainment	$323,709	$4,815,491	$(4,491,782)	-93%
Licensing & Royalties	449,385	472,134	(22,749)	-5%
Advertising Sales	217,999	38,779	179,220	462%
Product Sales	2,359	9,324	(6,965)	-75%
Total Revenue	$993,452	$5,335,728	$(4,342,276)	-81%

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the year ended December 31, 2018 compared to December 31, 2017, Television & Home Entertainment revenue decreased $4,491,782 or 93%, primarily due to the revenue generated in 2017 from the delivery of the Llama Llama property content without comparable activity in 2018. These decreases were further due to the cumulative effect adjustment made as a result of adopting the new accounting standard, ASC 606. The impact of the adoption reduced revenues for the twelve months ended December 31, 2018 by $54,734.

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the year ended December 31, 2018 compared to December 31, 2017, this category decreased $22,749, or 5%, primarily due to decreases in music licensing revenues offset by increased revenue generated from Rainbow Rangers and Llama Llama properties in 2018. These increases were partially offset by the cumulative effect adjustment made as a result of adopting the new accounting standard, ASC 606. The impact of the adoption reduced revenues for the twelve months ended December 31, 2018 by $134,000.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $179,220, or 462%, during the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017 primarily due to the addition of new distribution partners, increased advertising impressions served and additional ad campaigns in 2018. This was a result of our efforts to continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the year ended December 31, 2018, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $6,965, or 75%, due to the lack of attendance and resulting lost sales at the Berkshire Hathaway annual shareholder meeting in 2018.

Expenses

	Twelve Months Ended
	December 31, 2018	December 31, 2017	$ Change	% Change
Marketing and Sales	$738,122	$662,373	$75,749	11%
Direct Operating Costs	1,536,722	4,257,427	(2,720,705)	-64%
General and Administrative	4,982,779	5,329,718	(346,939)	-7%
Impairment Loss	1,740,000	–	1,740,000	N/A
Interest Expense	1,019,376	3,227	1,016,149	N/A
Total Operating Expenses	$10,016,999	$10,252,745	$(235,746)	-2%

Marketing and sales expenses increased $75,749, or 11% for the twelve months ended December 31, 2018 compared to December 31, 2017 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the twelve months ended December 31, 2018 decreased $2,720,705, or 64% compared to the twelve months ended December 31, 2017. During the twelve months ended December 31, 2018, we recorded film and television cost amortization expense of $1,079,723 and participation expense of $397,988, compared to the twelve months ended December 31, 2017 where we recorded expenses of $2,534,835 and $777,444, respectively. The decreases in direct operating costs in the year ended December 31, 2018 compared to the prior year reflect decreases in film amortization expense, participation expense and dubbing costs related to the delivery of Llama Llama to Netflix in the fourth quarter of 2017 without comparable activity in 2018.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for twelve months ended December 31, 2018 decreased $346,939, or 7%, compared to the same period in 2017. This decrease is primarily due to a decrease in share-based compensation expense of $680,546 due to a reversal of inception to date expenses on non-vested options for terminated employees. It is offset by increases in salaries and wages of $210,508, investor relations fees of $161,863, and rent expense of $199,896. Fluctuations in other general and administrative expenses comprise the balance of the variance.

In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. As of December 31, 2018, the Company performed an analysis and determined the Identifiable Artistic-Related Intangible Assets no longer have value and as a result has recognized $1,740,000 of impairment expense related to the Identifiable Artistic-Related Intangible Assets.

Interest expense for the twelve months ended December 31, 2018 increased $1,016,149, compared to the same period in 2017. This increase is due to the interest expense and the amortization of the debt issue costs, the amortization of the debt discount related to the $4,500,000 of Senior Convertible Notes and interest charged on the Llama Llama Season 1 production loan. Interest was capitalized into the costs of production in 2017 prior to the completion in December 2017.

Liquidity and Capital Resources

Working Capital

As of December 31, 2018, we had current assets of $5,579,582, including cash, cash equivalents, and restricted cash of 3,085,026, and current liabilities of $4,607,919, resulting in working capital of $971,663, compared to a working capital of $8,041,279 as of December 31, 2017.

Increases in working capital were the result of three transactions:

January 2018 Private Placement

On January 8, 2018, the Company entered into the January 2018 Private Placement. We issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. In addition, we issued to Chardan Capital Markets, LLC, as placement agent, warrants to purchase 93,000 shares of common stock at an exercise price of $3.00 per share. The Company received $1,596,340 in net proceeds from this transaction.

Securities Purchase Agreement

On August 17, 2018, the Company entered into the August 2018 Purchase Agreement with certain investors, pursuant to which the Company agreed to sell (i) the Secured Convertible Notes and (ii) the Warrants. We received $4,186,054 in net proceeds from the offering.

Production Loans

On September 28, 2018, Llama, a wholly-owned subsidiary of the Company, entered into the Loan and Security Agreement with the Lender, pursuant to which the Lender agreed to make the Loan, not to exceed $4,231,989, to Llama. The proceeds of the Loan were or will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11-minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

In addition, on September 28, 2018, Llama and Lender entered into the Amendment to the Loan and Security Agreement. Pursuant to the Amendment, the Original Loan and Security Agreement was amended to (i) reduce the loan commitment thereunder to $1,768,010, which is a reduction of $3,075,406 from the original loan commitment under the Original Loan and Security Agreement and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

The uses of working capital were the costs of production and marketing of Rainbow Rangers and general corporate overhead.

Comparison of Cash Flows for the Years Ended December 31, 2018 and 2017

Our total cash, cash equivalents, and restricted cash were $3,085,026 and $7,498,072 at December 31, 2018 and 2017, respectively.

Comparison of Cash Flows	Twelve Months Ended
	December 31, 2018	December 31, 2017	$ Change	% Change
Cash used by operations	$(8,008,010)	$(7,186,870)	$(821,140)	11%
Cash used in investing activities	(42,985)	(107,193)	64,208	-60%
Cash provided in financing activities	3,637,949	11,904,214	(8,266,265)	-69%
Increase (decrease) in cash	$(4,413,046)	$4,610,151	$(9,023,197)	-196%

During the year ended December 31, 2018, our primary sources of cash were from the $1,596,340 raised from the January 2018 Private Placement, the issuance of $4,186,054 of Senior Secured Notes and the September Production Loans. During the year ended December 31, 2017, our primary sources of cash were $3,401,924 in net proceeds from the Private Transaction, $5,699,534 in net proceeds from the October 2017 Registered Direct Offering, and $2,802,756 in net proceeds from the Llama Llama production facility.

Operating Activities

Cash used in operating activities for the twelve months ended December 31, 2018 was $8,008,008 as compared to cash used in operating activities of $7,186,870 during the prior period. The increase in cash used in operating activities is primarily the result of production costs incurred for the production of Rainbow Rangers, decreases in accounts receivable due to collections from the Llama Llama broadcast agreement and the lease deposit in 2018.

Investing Activities

Cash used in investing activities for the twelve months ended December 31, 2018 was $42,985 as compared to a use of $107,193 for the twelve months ended December 31, 2017. Investing activities include the development of certain intangible assets and the purchase of furniture and equipment in 2018.

Financing Activities

Cash generated from financing activities for the twelve months ended December 31, 2018 was $3,637,949 as compared to $11,904,214 generated in the comparable period in 2017. During the twelve months ended December 31, 2018, the sources of cash generated from financing activities were the $1,596,340 in net proceeds from the warrant exchange and $4,186,054 in net proceeds from the issuance of Senior Secured Notes. The use of cash was the repayment of the production facility in the amount of $2,144,445.

Capital Expenditures

As of December 31, 2018, we do not have any material commitments for capital expenditures.

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

Film and Television Costs

We capitalize production costs for episodic series produced in accordance with FASB ASC 926-20 Entertainment-Films – Other Assets – Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. We expense all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

We capitalize production costs for films produced in accordance with FASB ASC 926-20 Entertainment-Films – Other Assets – Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. We evaluate our capitalized production costs annually and limit recorded amounts by our ability to recover such costs through expected future sales.

Additionally, for both episodic series and films, from time to time, we develop additional content, improved animation and bonus songs/features for our existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Debt and Attached Equity Linked Instruments

The Company measures issued debt on an amortized cost basis, net of debt premium/discount and debt issuance costs amortized using the effective interest rate method or the straight-line method when the latter does not lead to materially different results.

The Company accounts for the proceeds from the issuance of convertible notes payable in accordance with FASB ASC 470-20 Debt with Conversion and Other Options. Pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature (beneficial conversion interest), which is in the money on the commitment date is included in the discount to debt and amortized to interest expense over the term of the note agreement. When the conversion option is not separated, the Company accounts for the entire convertible instrument including debt and the conversion feature as a liability.

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met the instrument is recorded as part of Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability, measured at fair value with subsequent changes in fair value recorded in earnings.

When required, the Company also considers the bifurcation guidance for embedded derivatives per FASB ASC 815-15 Embedded Derivatives.

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

Accordingly, on January 1, 2018 the Company recorded a cumulative effect adjustment to beginning accumulated deficit in the amount of $206,245. The impact to our financial statements for the year ended December 31, 2018, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount of $188,734, and a corresponding reduction in costs in the amount of $52,269, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

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

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)

•	Fixed fee advertising revenue generated from the Genius Brands Network.

•	Variable fee advertising revenue generated from the Genius Brands Network.

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

Prior to the adoption of Topic 606, the Company recognized revenue in accordance with FASB ASC 926-605 Entertainment-Films – Revenue Recognition. Accordingly, we recognize revenue when (i) persuasive evidence of a sale with a customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

Our licensing and royalty revenue represent revenue generated from license agreements that are held in conjunction with third parties that are responsible for collecting fees due and remitting to us our share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Licensing income that we recognize as an agent is in accordance with FASB ASC 605-45 Revenue Recognition – Principal Agent. Accordingly, our revenue is our gross billings to our customers less the amounts we pay to suppliers for their products and services.

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

Prior to the adoption of Topic 606, we recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by FASB ASC 605 Revenue Recognition.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management will use this optional transition method. As of January 1, 2019, management recorded lease liability of $ 2,071,903, right-of-use asset of $ 2,029,677, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $ 4,306.

Debt and Attached Equity-Linked Instruments

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows was minimal.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The update removes some disclosures, modifies others, and adds some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2018, our internal control over financial reporting were not effective based on those criteria.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the three months ended December 31, 2018 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In the course of our review of our consolidated financial results for the three months ended September 30, 2018, we identified a potential material weakness in our internal control over financial reporting related to our failure to adequately evaluate the accounting treatment for the warrants issued in conjunction with the convertible notes in a timely manner.

Management is in the process of conducting further review of our internal control policy to ensure it can effectively implement controls to evaluate complex accounting issues in the future. We replaced our Controller and are taking further steps to appropriately and timely evaluate complex accounting issues in the future.

Changes in Internal Control over Financial Reporting

In addition to hiring a new controller, management has hired outside consultants who are experts in the field of accounting to assist management in identifying changes in the accounting rules and to assist in accounting for the changes and the accounting treatment of any new transactions the Company is contemplating or has entered into.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of March 30, 2019:

Name	Age	Position
Andy Heyward	70	Chief Executive Officer and Chairman of the Board of Directors
Robert L. Denton	59	Chief Financial Officer
Michael A. Jaffa	53	General Counsel, Corporate Secretary
Bernard Cahill *	53	Director
Joseph “Gray” Davis *	76	Director
P. Clark Hallren *	57	Director
Michael Klein	71	Director
Margaret Loesch *	73	Director
Lynne Segall*	66	Director
Anthony Thomopoulos *	81	Director

_______

* Denotes directors who are “independent” under applicable SEC and Nasdaq rules.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

Background Information

Andy Heyward, 70, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities and was awarded the 2002 UCLA Alumni Association’s Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment.  He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Robert L. Denton, 59, Mr. Denton has been our Chief Financial Officer since April 18, 2018. He served as the Chief Financial Officer of Atlys, Inc. a next-gen media technology company from 2011 to 2018. He has over 30 years of experience as a financial executive, specifically in the entertainment industry. He began his career in 1982 with Ernst & Young handling filings with the Securities and Exchange Commission, including initial public offerings. He left Ernst & Young in 1990 to work as Vice President and Chief Accounting Officer for LIVE Entertainment, Inc. In 1996, LIVE was acquired by Artisan Entertainment, Inc., and, in December 2000, Mr. Denton was promoted to Executive Vice President of Finance and CAO. Mr. Denton also served as the COO of Artisan Home Entertainment, where he directed all financial reporting, budgeting and forecasting, manufacturing and distribution of the Home Entertainment Division. Mr. Denton left Artisan at the end of 2003 and joined DIC Entertainment Corporation to serve as their Chief Financial Officer. At DIC, he directed the three-year financial audit, due diligence and preparation of the company’s Admission Documents, and he was responsible for all monthly financial reporting to the Board of Directors as well as the semi-annual reporting to the AIM Exchange of the London Stock Exchange. Mr. Denton left DIC in February 2009 after completing the acquisition and transition of DIC to the Cookie Jar Company. Mr. Denton served as the Chief Financial Officer of Gold Circle Films from 2009 to 2011. From 2009 to 2014, Mr. Denton also owned and operated three Assisted Living Facilities for the Elderly, to help better care for his mother. Mr. Denton is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Michael A. Jaffa, 53, has been the General Counsel and Corporate Secretary of the Company since April 2018. From January 2017 through April 2018, Mike served as Thoughtful Media Group’s (TMG) General Counsel and Global Head of Business Affairs. TMG is a multichannel network focused on Asian markets. At TMG, Mr. Jaffa oversaw all of TMG’s legal matters, established the framework for TMG’s continued growth in international markets, including a franchise plan, the formation of a regional headquarters in South East Asia and assisted with M&A transactions. From September 2013 through December 2016, Mr. Jaffa worked as the Head of Business Affairs for DreamWorks Animation Television, and before that served in a similar role at Hasbro Studios from December 2009 through September 2013. Mr. Jaffa has over 20 years of experience handling licensing, production, merchandising, complex international transactions and employment issues for large and small entertainment companies and technology startups.

Bernard Cahill, 53, has been a Director of the Company since December 2013. Mr. Cahill is the founding partner of ROAR, LLC, an entertainment consulting firm, which he founded in 2004 and is the founding partner of Cahill Law Offices, an entertainment law firm, which he founded in 1995. Mr. Cahill is the founder of Unicorn Games LLC, which was sold to Hasbro, Inc. in 2000. Mr. Cahill holds a Bachelor’s of Science degree in Biology from Illinois State University and a Juris Doctorate from the John Marshall Law School. Mr. Cahill is a member of the Tennessee State and Illinois State Bar. Mr. Cahill was chosen to be a director based on his expertise in the entertainment field.

Joseph “Gray” Davis, 76, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bi-partisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

P. Clark Hallren, 57, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Micheal Kiein, 71, was appointed as a Director of the Company since March 7, 2019. Mr. Klein is an accomplished executive, entrepreneur, and financier with substantial experience in media and entertainment, investment banking, professional sports, venture capital funding, and real estate. Prior to starting Camden Capital Management, LLC (CCM), Mr. Klein, since 1996, has led Klein Investment Group after assuming 100% ownership of (and renaming) Iacocca Capital Partners, L.P., where he was Managing Partner from 1994 to 1996. From 1984 to 1993, Mr. Klein was a managing director at Bear Stearns & Company, where he founded and co-directed the Media-Entertainment Group, and Gruntal & Company, where he was Senior Managing Director and a member of the Executive Committee. From 1974 to 1982, Mr. Klein supplied prime time and mini-series content to the major television networks through his company, Michael Klein Productions. Also, during that time, he was an owner and a senior executive officer of the San Diego Chargers, an NFL Football franchise. Mr. Klein has significant experience in the area of corporate financings. He has executed and participated in financing deals, both public and private, ranging from $5 million to over $2 billion. His real estate ventures in Southern California include a 600-acre development in North San Diego, which he sold in various stages. He also has led several real estate ventures in Southern California including the Water Gardens phase two in Santa Monica. Mr. Klein was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Margaret Loesch, 73, has been a Director of the Company since March 2015 and the Executive Chairman of the Genius Brands Network since December 2016. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her Bachelor of Science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Lynne Segall, 66, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and 6Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 81, has been a Director of the Company since February 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Family Relationships

There are no family relationships between any of our directors and our executive officers. Amy Moynihan Heyward resigned from the Company’s board effective March 1, 2019.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

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

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and on written representations from our officers, directors, and any person whom we understand owns more than 10% of our common stock, we found that during 2018, all Section 16(a) filing were made with the SEC on a timely basis.

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

Board Committees

During 2018, our Board of Directors held four meetings.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2018:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Andy Heyward	Chair
Bernard Cahill	X	X
Joseph “Gray” Davis	X
P. Clark Hallren	X	Chair	X
Amy Moynihan Heyward	X
Margaret Loesch	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X	X	Chair

Meetings in 2018:	4	5	6	1

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

Compensation Committee

Messrs. Thomopoulos and Hallren serve on the Compensation Committee and are independent under the applicable SEC and Nasdaq rules. Our Compensation Committee’s main functions are assisting our Board of Directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans, we may adopt. The Compensation Committee’s responsibilities include the following:

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

Executive Compensation

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for fiscal year 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andy Heyward (2)	2018	212,500	–	–	–	–	212,500
Chief Executive Officer	2017	200,000	500	–	–	140,000	340,500

Robert L. Denton (3)	2018	156,871	–	–	130,242	55,512	342,625
Chief Financial Officer	2017	–	–	–	–	–	–

Gregory B. Payne (4)	2018	221,059		–	–	–	221,059
Former Chief Operating Officer	2017	225,000	500	–	–	–	225,500
and Corporate Secretary

Michael A. Jaffa (5)	2018	159,375	–	–	155,517	–	314,892
General Counsel	2017	–	–	–	–	–	–
and Corporate Secretary

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)

In association with the Merger, Mr. Heyward was appointed Chief Executive Officer of the Company on November 15, 2013. Per his employment agreement, Mr. Heyward is entitled to an annual salary of $200,000. Mr. Heyward entered into a new five-year employment agreement on November 16, 2018. Under his new employment agreement, Mr. Heyward is entitled to an annual salary of $300,000.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama.

34

(3)

Effective April 18, 2018, the Company entered into an employment agreement with Mr. Denton, whereby Mr. Denton agreed to serve as the Company’s Chief Financial Officer for a period of two years, with a mutual option for an additional one-year period, in consideration for an annual salary of $225,000. Mr. Denton received $5,550 for consulting services prior to becoming the CFO. Mr. Denton also received $49,962 in relocation expenses for his relocation from Salt Lake City Utah to Los Angeles California.

On September 26, 2018, the Company granted Mr. Denton 85,088 stock options with strike prices of $2.09, a term of five years, and vesting ranging from one to three years after the grant date anniversary.

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

(5)

Effective April 16, 2018, the Company entered into an employment agreement with Mr. Jaffa, whereby Mr. Jaffa agreed to serve as the Company’s General Counsel and Senior Vice President of Business Affairs for a period of year in consideration for an annual salary of $225,000. On June 7, 2018, Mr. Jaffa was elected as the Company’s Corporate Secretary.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding stock option awards as of December 31, 2018 to each of the named executive officers. As of December 31, 2018, the Company has not granted any stock awards to its executive officers or any other employees other than Mr. Denton and Mr. Jaffa noted below.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Andy Heyward	125,000	–	–	$6.00	12/14/20
	250,000	–	–	$9.00	12/14/20
	68,750	–	–	$12.00	12/14/20
	5,000	–	–	$2.82	10/18/20
Gregory B. Payne	–	–	–	–	–
Robert L. Denton (1)			85,088	$2.09	9/25/2023

Michael A. Jaffa (2)			85,088	$2.09	9/25/2023

__________________

(1)	Mr. Denton’s options vest one third per year for three years.
(2)	Mr. Jaffa’s options vest one third per year over three years.

Retirement Benefits

As of December 31, 2018, we did not provide any retirement plans to our executive officers or employees.

Potential Payments upon Termination or Change-in-Control

As of December 31, 2018, we did not provide for any potential payments upon termination or change of control except for those described in the employment agreements below.

Narrative Disclosure to Summary Compensation Table

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

On November 16, 2018, the Company entered into an amended and restated employment agreement with Andy Heyward (the “Andy Heyward Employment Agreement”), whereby Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $300,000, and an award of 70,000 stock options. Mr. Heyward is also eligible to be paid a producing fee equal to $12,400 per half hour episode for each series produced, controlled and distributed by the Company, and for which he provides material production services provided as the executive producer. Additionally, under the terms of the Andy Heyward Employment Agreement, Mr. Heyward shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors. Mr. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the Andy Heyward Employment Agreement, Mr. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies. Upon a change in control or sale of the Company, or termination without cause or resignation with good cause, all of Mr. Heyward’s options would vest on an accelerated basis. In the event of Mr. Heyward’s death or resignation all compensation then currently due would be payable to his estate.

On July 13, 2017, the Company entered into an employment agreement with Gregory B. Payne (the “Gregory B. Payne Employment Agreement”), whereby Mr. Payne agreed to serve as the Company’s Chief Operating Officer for a period of one year, with a mutual option for an additional one-year period, in consideration for an annual salary of $225,000. Under the terms of the Gregory B Payne Employment Agreement, Mr. Payne shall be entitled to an annual discretionary bonus based on his performance. Additionally, the Gregory B. Payne Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for Cause (as defined in the Gregory B. Payne Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of the Gregory B. Payne Employment Agreement and for a period of three years thereafter, certain amounts paid to Mr. Payne, including any discretionary bonus and stock based compensation, but excluding his base salary, reimbursement of certain expenses, and paid time off days, will be subject to the Company’s clawback right upon the occurrence of certain events which are adverse to the Company. On February 28, 2018, the Company entered into an agreement with Mr. Payne pursuant to which Mr. Payne and the Company agreed to the cessation of Mr. Payne’s employment with the Company upon the earlier to occur of the following: (1) once Mr. Payne’s replacement has been found, after a two-week transition period (the “Transition Period”) or (2) May 31, 2018 (the “End Date”). The Agreement provides that until the end of the Transition Period, Mr. Payne shall receive his full salary and benefits and that upon the End Date, Mr. Payne shall be entitled to receive a payment equal to the greater of (1) 50% of his remaining current salary or (2) three months of his current salary, plus, in either case, payment of accrued vacation and California employee entitlements. Mr. Payne left the Company at the end of April 2018.

On March 26, 2018, the Company entered into an agreement with Michael Jaffa in which Mr. Jaffa would assume the role of General Counsel and Senior Vice President of Business Affairs commencing on April 16, 2018. Mr. Jaffa will be entitled to be paid a salary at the annual rate of $225,000 per year. The term of the agreement is one year with a mutual option for two additional one-year periods. In addition, Mr. Jaffa will be entitled to receive a grant of stock options and an annual discretionary bonus based on his performance. In the event of Mr. Jaffa’s death or resignation all compensation then currently due would be payable to his estate.

On March 30, 2018, the Company entered into an Employment Agreement with Robert Denton (the “Robert Denton Employment Agreement”), whereby Mr. Denton agreed to serve as the Company’s Chief Financial Officer, effective as of April 18, 2018 for a period of two years with a mutual option for an additional one-year period, in consideration for an annual salary of $225,000. Under the terms of the Robert Denton Employment Agreement, Mr. Denton shall be entitled to an annual discretionary bonus based on his performance. The Robert Denton Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for “Cause” (as defined in the Robert Denton Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of Mr. Denton’s employment with the Company and for a period of three years thereafter, certain amounts paid to Mr. Denton, including any discretionary bonus and stock based compensation, but excluding his base salary and reimbursement of certain expenses, will be subject to the Company’s clawback right upon the occurrence of certain events which are adverse to the Company, including a restatement of financial statements. In the event of Mr. Denton’s death or resignation all compensation then currently due would be payable to his estate.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the year ended December 31, 2018 in the director's capacity as director.

Name	Year	Fees Earned ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Andy Heyward	2018	15,000					15,000

Bernard Cahill	2018	12,500					12,500

Joseph “Gray” Davis	2018	20,000					20,000

P. Clark Hallren	2018	20,000			10,000	(2)	30,000

Amy Moynihan Heyward	2018	17,500					17,500

Margaret Loesch	2018	15,000					15,000

Lynne Segall	2018	15,000					15,000

Anthony Thomopoulos	2018	20,000					20,000

______________________

(1)

Directors earn $5,000 for each meeting attended physically, $2,500 per meeting for each meeting attended telephonically, and nothing for non-attendance. These cash payments are paid to the Board member at the subsequent board meeting.

(2)	On October 4, 2018, Mr. Hallren received $10,000 for consulting services provided to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of March 29, 2019 known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 10,432,718 shares of common stock outstanding as of March 29, 2019. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 8383 Wilshire Blvd. Suite 412, Beverly Hills, CA 90211.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward	2,031,786	(2)	18.31%
Amy Moynihan Heyward	448,750	(3)	*
Gregory B. Payne	–		–
Robert L. Denton	28,363	(13)	*
Michael Klein	76,020	(19)	*
Bernard Cahill	29,230	(4)	*
Joseph “Gray” Davis	11,251	(5)	*
P. Clark Hallren	11,251	(5)	*
Michael Jaffa	28,363	(14)	*
Margaret Loesch	11,251	(5)	*
Lynne Segall	11,251	(5)	*
Anthony Thomopoulos	11,366	(6)	*

All current executive officers and directors as a group (consisting of 10 persons)	2,250,122		20.02%

5% Stockholders
A Squared Holdings LLC	990,728		9.50%
Bard Associates, Inc. (7)	949,949	(8)	6.23%
Brio Capital Management LLC (9)	870,914	(10)	7.96%
Anson Investments Master Fund, LP (11)	1,065,894	(12)	9.9%
HBA Entertainment Trade Co. Limited (15)	643,302	(16)	6.17%
Iroquois Capital Management LLC and related entities (17)	936,094	(18)	8.31%

___________________

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 10,432,718 shares of common stock outstanding as of March 29, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)

Consists of (i) 990,728 shares of common stock held by A Squared Holdings LLC over which Andy Heyward holds sole voting and dispositive power; (ii) 47,170 shares of common stock issuable upon conversion of 100 shares of the Company’s Series A Convertible Preferred Stock; (iii) 377,237 shares of common stock held by Andy Heyward; (iv) 1,234 shares held by Heyward Living Trust; (v) 166,667 shares issuable upon exercise of warrants held by Andy Heyward; (vi) 448,750 shares of common stock issuable now or within 60 days of March 29, 2018, upon the exercise of stock options granted to Andy Heyward.

(3)	Consists of 448,750 shares of common stock issuable now or within 60 days of March 29, 2019, upon the exercise of stock options granted to Amy Moynihan Heyward.
(4)	Includes (i) 13,812 shares of common stock owned directly by Bernard Cahill; (ii) 4,167 shares of common stock owned by Mr. Cahill’s spouse, and (iii) 11,251 shares of common stock issuable now or within 60 days of March 29, 2018 upon the exercise of stock options granted to Mr. Cahill.
(5)	Consists of 11,251 shares of common stock issuable now or within 60 days of March 29, 2018 upon the exercise of stock options granted.
(6)	Consists of (i) 115 shares of common stock and (ii) 11,251 shares of common stock issuable now or within 60 days of March 30, 2018 upon the exercise of stock options granted to Mr. Thomopoulos.
(7)	The address of this beneficial owner is 135 South LaSalle Street, Suite 3700, Chicago, Illinois 60603. Bard Associates, Inc. has the sole voting and dispositive power over the shares. This beneficial owner acts as an investment adviser in accordance with Section 340.13d-1(b)(1)(ii)(E).
(8)	Consists of (i) 649,935 shares of common stock and (ii) 300,014 shares issuable upon exercise of warrants. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(9)	The address of this beneficial owner is 100 Merrick Road, Suite, 401 W. Rockville Center, NY 11570. Brio Capital Master Fund Ltd. has sole voting and dispositive power over the shares.
(10)	Includes shares of common stock, shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and shares of common stock issuable upon exercise of certain warrants held by Brio Capital Master Fund Ltd. This stockholder owns 300 shares of the Company’s Series A Convertible Preferred Stock which are convertible into 141,509 shares of common stock, 200,000 shares upon the conversion of the $500,000 of Senior Convertible Notes as well as warrants which are exercisable into 671,766 shares of common stock. The Series A Convertible Preferred Stock and the Senior Convertible Notes may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion, and the Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.
(11)	The address of this beneficial owner is 155 University Avenue, Suite 207, Toronto, Ontario, Canada, M5H 3B7. Anson Investments Master Fund LP has sole voting and dispositive power over the shares.
(12)	Includes 945,894 shares of common stock and 720,000 shares of common stock issuable upon the conversion of $1,800,000 of Senior Convertible Notes and 3,840,147 shares of common stock issuable upon exercise of certain warrants held by Anson Investments Master Fund, LP. the Convertible Notes may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.

(13)	Consists of 28,363 shares of common stock issuable upon exercise of stock options granted to Mr. Denton on June 7, 2018.
(14)	Consists of 28,363 shares of common stock issuable upon exercise of stock options granted to Mr. Jaffa on June 7, 2018.
(15)

The address of this beneficial owner is No. 6 A, Building 45 Mei Zhi Guo Garden, Suzhou, Jiangsu, China HBA Entertainment Trade Co., Limited George Yu has the sole voting and dispositive power over the shares.

(16)	Consists of shares of common stock.
(17)

The address of this beneficial owner is 205 East 42nd Street, 20th Floor, New York, New York 10017. Based on the Schedule 13G jointly filed with the SEC by Iroquois Capital Management L.L.C. (“Iroquois”), Richard Abbe and Kimberly Page on February 14, 2019.

(18)

Consists of (i) 102,886 shares of common stock, (ii) 113,208 shares of common stock issuable upon conversion of 240 shares of Series A Convertible Preferred Stock, (iii) 280,000 shares of common stock issuable upon the conversion of $700,000 of Senior Secured Convertible Notes and (iv) 908,472 shares of common stock issuable upon the exercise of certain warrants. The Series A Convertible Preferred Stock and the Senior Secured Convertible Notes may not be converted to the extent that the holder or any of its affiliates would own more than 9.99% of the outstanding common stock of the Company after such conversion. The Series A Convertible Preferred Stock may not be voted to the extent that the holder or any of its affiliates would control more than 9.99% of the voting power of the Issuer. The number of shares deemed beneficially is limited accordingly. The warrants may not be exercised to the extent that the holder or any of its affiliates would own more than 4.99% of the outstanding common stock of the Company after such exercise. The number of shares deemed beneficially owned is limited accordingly.

(19)	Consists of 55,000 shares of common stock and 21,020 shares of common stock issuable upon exercise of certain warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the year ended December 31, 2018, under this agreement.

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our former corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. Foothill receives $12,500 per month for these services. This agreement was extended on a month to month basis through and terminated on January 31, 2018. As of March 31, 2018, Foothill owed the Company $17,784 that Foothill collected on the Company’s behalf for a content license. Greg Payne owed the Company $2,939 for expenses. These amounts were repaid on April 30, 2018.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000. No amounts were paid during the year ended December 31, 2018 under this agreement.

As of December 31, 2017, Gregory B. Payne, individually and via his ownership position in Foothill, owed to the Company $5,558 for expenditures made during the fourth quarter of 2017 related to the Brand Licensing Europe (“BLE”) and MIPCOM tradeshows. In addition, during the fourth quarter of 2017, Foothill acted as an agent on the Company’s behalf in licensing certain of our animated programs to certain broadcast networks for which Foothill owed to the Company $7,517 in license fees to be paid by the broadcaster to Foothill. Subsequent to the end of the period, the Company received a payment of $7,517 from Foothill as satisfaction of the open licensing invoice. Additionally, on February 28, 2018, Mr. Payne and the Company entered into an agreement whereby, among other things, Mr. Payne was entitled to be reimbursed for 100% of his expenses incurred at the BLE and MIPCOM tradeshows resulting in the Company owning to Mr. Payne $827. As of December 31, 2018, Gregory B. Payne, no amounts are due to or from Mr. Payne or Foothill.

On August 31, 2018 Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of December 31, 2018 Mr., Heyward is owed $43,510, which is included in the Due To Related Party line item in our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode her provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of December 31, 2018, nineteen half hours had been delivered and accordingly Mr. Heyward is owed $235,600, which is included in the Due To Related Party line item in our consolidated balance sheet.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving all transactions both in which (i) we are participant and (ii) any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons who our Board of Directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. All the transactions described in this section occurred prior to the adoption of the Audit Committee’s charter.

Independence of the Board of Directors

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Capital Market. On the basis of information solicited from each director, the board has determined that each of each of Messrs. Cahill, Davis, Hallren, Klein and Thomopoulos as well as Ms. Segall and Ms. Loesch are independent directors within the meaning of such rules.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2018	2017
Audit Fees	$95,000	$74,000
Audit-Related Fees	–	7,500
Tax Fees	13,501	7,000
Other Fees	–	18,768
Total Fees	$108,501	$107,268

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

Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent registered public accounting firm provided to us in the past two fiscal years.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1	Articles of Incorporation of Genius Brands International Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2011)
3.2	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2011)
4.1	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.2	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
4.3	Form of Subordinated Indenture (Incorporated by reference from Registration Statement on Form S-3 filed with the SEC on November 25, 2016)
4.4	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.5	Form of Market Price Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.6	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
4.7	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
4.8	Form of Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.10	Form of Registered Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.11	Form of Private Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.12	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
10.1†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.2†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.5	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.6†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.8	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.9	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.10†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.13	Loan and Security Agreement dated August 5, 2016 between Genius Brands International, Inc. and Llama Productions LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016)
10.14	Subscription Agreement dated January 17, 2017 between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.15	Form of Warrant Exercise Agreement dated February 9, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2017)
10.16	Securities Purchase Agreement dated October 3, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
10.17	Securities Purchase Agreement dated January 8, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
10.18†	Employment Agreement dated April 18, 2018 between Genius Brands International, Inc. and Robert Denton (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018)
10.19	Securities Purchase Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.20	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.21	Loan and Security Agreement dated September 28, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.22	Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.23	Amended and Restated Employment Agreement dated November 16, 2018 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2018)
10.24*	Employment Agreement dated April 16, 2018 between Genius Brands International, Inc. and Michael Jaffa

21.1*	List of Subsidiaries
23.1*	Consent of Squar Milner LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

__________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

April 1, 2019	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 1, 2019		/s/ Robert L. Denton
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andy Heyward and Robert L. Denton, jointly and severally, attorney-in-fact, with the power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andy Heyward	April 1, 2019
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/Robert L. Denton	April 1, 2019
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael Klein	April 1, 2019
Michael Klein
Director

/s/ Bernard Cahill	April 1, 2019
Bernard Cahill
Director

/s/ Joseph “Gray” Davis	April 1, 2019
Joseph “Gray” Davis
Director

/s/ P. Clark Hallren	April 1, 2019
P. Clark Hallren
Director

/s/ Lynne Segall	April 1, 2019
Lynne Segall
Director

/s/ Anthony Thomopoulos	April 1, 2019
Anthony Thomopoulos
Director

/s/ Margaret Loesch	April 1, 2019
Margaret Loesch
Director

GENIUS BRANDS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Genius Brands International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

April 1, 2019

Genius Brands International, Inc. And Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018, and December 31, 2017

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,684,483	$6,929,399
Restricted Cash	400,543	568,673
Accounts Receivable, net	2,160,296	2,893,902
Other Receivable	20,902	160,545
Inventory, net	15,816	17,589
Prepaid and Other Assets	297,542	264,818
Total Current Assets	5,579,582	10,834,926

Property and Equipment, net	75,634	94,666
Accounts Receivable	–	1,687,500
Other Receivable	–	96,327
Film and Television Costs, net	8,166,131	2,777,088
Lease Deposits	325,000	–
Intangible Assets, net	89,988	1,856,280
Goodwill	10,365,806	10,365,805
Total Assets	$24,602,141	$27,712,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$694,740	$453,201
Accrued Expenses	52,865	1,020,457
Participations Payable	669,380	697,513
Deferred Revenue	874,503	453,927
Senior Secured Convertible Notes, net	1,831,847	–
Due To Related Parties	346,759	–
Accrued Salaries and Wages	137,825	168,549
Total Current Liabilities	4,607,919	2,793,647

Long Term Liabilities:
Deferred Revenue	4,051,253	4,631,456
Production Facility, net	2,178,198	4,322,643
Disputed Trade Payable	925,000	925,000
Total Liabilities	11,762,370	12,672,746

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 2,120 and 3,530 shares issued and outstanding, respectively	2	4
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 9,457,859 and 7,610,794 shares issued and outstanding, respectively	9,458	7,611
Additional Paid in Capital	63,537,915	56,588,846
Accumulated Deficit	(50,702,486)	(41,551,497)
Accumulated Other Comprehensive Loss	(5,118)	(5,118)
Total Equity	12,839,771	15,039,846

Total Liabilities and Stockholders’ Equity	$24,602,141	$27,712,592

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2018 and 2017

	Twelve Months Ended
	December 31, 2018	December 31, 2017
Revenues:
Licensing & Royalties	$449,385	$472,134
Television & Home Entertainment	323,709	4,815,491
Advertising Sales	217,999	38,779
Product Sales	2,359	9,324
Total Revenues	993,452	5,335,728

Operating Expenses:
Marketing and Sales	738,122	662,373
Direct Operating Costs	1,536,722	4,257,427
General and Administrative	4,982,779	5,329,718
Impairment Loss	1,740,000	–
Total Operating Expenses	8,997,623	10,249,518

Loss from Operations	(8,004,171)	(4,913,790)

Other Income (Expense):
Other Income	19,646	8,281
Interest Expense	(1,019,376)	(3,227)
Net Other Income (Expense)	(999,730)	5,054

Loss before Income Tax Expense	(9,003,901)	(4,908,736)

Income Tax Expense	–	–

Net Loss	(9,003,901)	(4,908,736)

Beneficial Conversion Feature on Preferred Stock	(353,333)	–

Net Loss Applicable to Common Shareholders	$(9,357,234)	$(4,908,736)

Net Loss per Common Share (Basic And Diluted)	$(1.07)	$(0.81)

Weighted Average Shares Outstanding (Basic and Diluted)	8,758,694	6,084,732

The accompanying notes are an integral part of these financial statements.

F-4

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2018 and 2017

	Twelve Months Ended
	December 31, 2018	December 31, 2017
Net Loss	$(9,003,901)	$(4,908,736)
Beneficial Conversion Feature on Preferred Stock	(353,333)	–
Other Comprehensive Loss, Net of Tax:	–	(2,360)
Comprehensive Net Loss to Common Shareholders	$(9,357,234)	$(4,911,096)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2018 and 2017

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	4,010,649	$4,011	4,895	$5	$46,697,029	$(36,642,761)	$(2,758)	$10,055,526

Issuance of Common Stock in Warrant Exchange, net	1,171,689	1,172	–	–	3,400,752	–	–	3,401,924
Issuance of Common Stock in Registered Direct Offering, net	1,647,691	1,648	–	–	5,697,886	–	–	5,699,534
Conversion of Preferred Shares	455,000	455	(1,365)	(1)	(454)	–	–
Issuance of Common Stock for Services	24,534	24	–	–	129,976	–	–	130,000
Issuance of Common Shares for Debt Extinguishment	301,231	301	–	–	(301)	–	–	–
Share Based Compensation	–	–	–	–	663,958	–	–	663,958
Net Loss	–	–	–	–	–	(4,908,736)	–	(4,908,736)
Comprehensive Loss	–	–	–	–	–	–	(2,360)	(2,360)
Balance, December 31, 2017	7,610,794	7,611	3,530	4	56,588,846	(41,551,497)	(5,118)	15,039,846

Cumulative effect of adoption ASC 606	–	–	–	–	–	206,245	–	206,245
Issuance of Common Stock in Registered Direct Offering, net	592,000	592	–	–	1,595,749	–	–	1,596,341
Conversion of Preferred Shares	470,001	470	(1,410)	(2)	(469)	–	–	–
Issuance of Common Stock for Services	785,064	785	–	–	1,984,822	–	–	1,985,607
Share Based Compensation	–	–	–	–	(16,588)	–	–	(16,588)
Value of Beneficial Conversion Feature	–	–	–	–	353,333	(353,333)	–	–
Value of Beneficial Conversion Feature on Secured Convertible Notes	–	–	–	–	1,561,111	–	–	1,561,111
Discount on Senior Secured Notes	–	–	–	–	1,471,111	–	–	1,471,111
Net Loss	–	–	–	–	–	(9,003,901)	–	(9,003,901)
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net Loss	$(9,003,901)	$(4,908,736)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	1,079,723	2,534,835
Depreciation and Amortization Expense	88,309	125,918
Accretion of Discount on Preferred Convertible Notes	678,015	–
Bad Debt Expense	2,400	66,502
Stock Issued for Services	322,605	130,000
Stock Compensation Expense	(16,588)	663,958
Loss on Impairment of Assets	1,740,000	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	2,418,706	(4,527,354)
Other Receivable	235,970	(256,872)
Inventory, net	1,773	(11,027)
Prepaid Expenses & Other Assets	(18,049)	94,577
Lease Deposits	(325,000)	–
Film and Television Costs, net	(5,025,236)	(2,825,426)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	241,537	(266,645)
Accrued Salaries and Wages	(30,724)	35,722
Deferred Revenue	249,524	489,189
Participations Payable	(28,133)	–
Due To Related Parties	346,759	–
Disputed Trade Payable - Long Term	–	–
Accrued Expenses	(965,700)	1,468,489
Net Cash Used in Operating Activities	(8,008,010)	(7,186,870)

Cash Flows from Investing Activities:
Investment in Intangible Assets, net	(21,358)	(44,793)
Investment in Property and Equipment, net	(21,627)	(62,400)
Net Cash Used in Investing Activities	(42,985)	(107,193)

Cash Flows from Financing Activities:
Proceeds from Warrant Exchange, Net	–	3,401,924
Proceeds from Sale of Common Stock, Net	1,596,340	5,699,534
Proceeds from Senior Secured Convertible Notes, net	4,186,054	–
Repayment of Production Facility, Net	(2,144,445)	2,802,756
Net Cash Provided by Financing Activities	3,637,949	11,904,214

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(4,413,046)	4,610,151
Beginning Cash, Cash Equivalents, and Restricted Cash	7,498,072	2,887,921
Ending Cash, Cash Equivalents, and Restricted Cash	$3,085,026	$7,498,072

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$271,244	$3,227

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for services rendered	$1,985,607	$–
Issuance of Common Stock in Relation to Sony Transaction	$–	$1,489,583
Beneficial Conversion Feature	$353,333	$0

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and preschool property Llama Llama; which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, - adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

Liquidity and Going Concern

Historically, the Company has incurred net losses. For the years ended December 31, 2018 and 2017, the Company reported net losses of $9,003,901 and $4,908,736, respectively. The Company reported net cash used in operating activities of $8,008,010 and $7,186,870 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $50,702,486 and total stockholders’ equity of $12,839,771. As a result, the Company will require additional capital to fund its operations and execute its business plan. As of December 31, 2018, the Company had cash, cash equivalents, and restricted cash of $3,085,026, which is not sufficient to fund the Company’s planned operations and production through one year after the date the consolidated financial statements are issued, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months. Management is in negotiations to obtain new long-term financing and has a long history of successful capital raises with its investment bank group that will be leading the upcoming round. Both the Company and the Investment banking group are confident in their ability to raise sufficient capital to meet the Company’s obligations and fund its production slate for the coming twelve months. There is inherent uncertainty and business risks that the Company will be able to raise such additional capital. The Company also expects revenue from operations to increase in the third quarter and for the subsequent quarters based on executed licensing agreements. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

During 2018, the company completed three transactions that enhanced cash and working capital balances:

January 2018 Private Placement

On January 8, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold approximately $1,596,341 net, of common stock and warrants to such investors (the “January 2018 Private Placement”). The Company issued and sold warrants to purchase 592,000 shares of common stock at an exercise price of $3.00 per share. In addition, the company issued to Chardan Capital Markets, LLC, as placement agent, warrants to purchase 93,000 shares of common stock at an exercise price of $3.00 per share.

Securities Purchase Agreement

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “August 2018 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). The Company received approximately $4,186,054 in net proceeds from the offering.

Production Loans

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in the aggregate amount of $4,186,054, to Llama (the “Loan”). The proceeds of the Loan were or will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11-minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

In addition, on September 28, 2018, Llama and Lender entered into Amendment No. 2 to the Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 5, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, which is a reduction of $3,075,406 from the original loan commitment under the Original Loan and Security Agreement and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

Subsequent to the end of the year, on February 19, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold approximately $2,000,000 of common stock and warrants to such investor (the “February 2019 Private Placement”). See note 17.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2018 and 2017 consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared LLC, Llama Productions LLC and Rainbow Rangers Productions LLC, as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2018, and 2017, restricted cash totaled $400,543 and $568,673 which represented funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $0 and $110,658 as of December 31, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both December 31, 2018 and December 31, 2017.

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

Debt and Attached Equity-Linked Instruments

The Company measures issued debt on an amortized cost basis, net of debt premium/discount and debt issuance costs amortized using the effective interest rate method or the straight-line method when the latter does not lead to materially different results.

The Company accounts for the proceeds from the issuance of convertible notes payable in accordance with FASB ASC 470-20 Debt with Conversion and Other Options. Pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature (beneficial conversion interest), which is in the money on the commitment date is included in the discount to debt and amortized to interest expense over the term of the note agreement. When the conversion option is not separated, the Company accounts for the entire convertible instrument including debt and the conversion feature as a liability.

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument considered indexed to Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, the Company also considers the bifurcation guidance for embedded derivatives per FASB ASC 815-15 Embedded Derivatives.

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

Accordingly, on January 1, 2018 the Company recorded a cumulative effect adjustment to beginning accumulated deficit in the amount of $206,245. The impact to our financial statements for the year ended December 31, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount of $188,734 and a corresponding reduction in costs in the amount of $52,269 from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31,	Impact of	January 1
	2017	Adoption	2018

Prepaid and Other Assets	$265	$15	$280
Film and Television Costs, net	$2,777	$(219)	$2,558
Total assets	$27,713	$(204)	$27,509

Participations Payable	$1,718	$(1)	$1,717
Deferred Revenue	$5,085	$(409)	$4,676
Total liabilities	$12,673	$(410)	$12,263

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

Prior to the adoption of Topic 606,we recognized revenue in accordance with FASB ASC 926-605 Entertainment-Films - Revenue Recognition. Accordingly, we recognize revenue when (i) persuasive evidence of a sale with a customer exists, (ii) the film is complete and has been delivered or is available for delivery, (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (iv) the arrangement fee is fixed or determinable, and (v) collection of the arrangement fee is reasonably assured.

Our licensing and royalty revenue represent revenue generated from license agreements that are held in conjunction with third parties that are responsible for collecting fees due and remitting to us our share after expenses. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees. Licensing income that we recognize as an agent is in accordance with FASB ASC 605-45 Revenue Recognition - Principal Agent. Accordingly, our revenue is our gross billings to our customers less the amounts we pay to suppliers for their products and services.

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

Prior to the adoption of Topic 606, recognized revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by FASB ASC 605 Revenue Recognition.

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

Share-Based Compensation

As required by FASB ASC 718 - Stock Compensation, the Company recognizes an expense related to the fair value of our share-based compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant. The Company has elected to use the graded attribution method for awards which are in-substance, multiple awards based on the vesting schedule. The Company’s accounting policy elected for forfeitures is not to estimate the number of awards that are expected to vest. Instead, the Company accounts for forfeitures when they occur. The Company issues authorized shares available for the issuance under 2015 Plan upon employees’ exercise of their stock options.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2018, the Company had three accounts with a combined uninsured balance of $2,183,875. As of December 31, 2017, the Company had four accounts with a combined uninsured balance of $6,379,322.

For fiscal year 2018, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 20% of total revenue and represented 8.5% of accounts receivable. For fiscal year 2017, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 84% of total revenue and represented 98% of accounts receivable.

The major customer for the year ended December 31, 2018 is not the same as the major customer at December 31, 2017. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2018 and 2017, no allowance for bad debt has been established for the major customers as these amounts are expected to be fully collectible.

Fair value of financial instruments

The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments. The carrying amount of long-term receivables approximate fair value due to the contractual nature of the obligation, payment schedule, and the current interest and inflation rate environments. The carrying amount of the Production Loan Facility approximates fair value since the debt carries a variable interest rate that is tied to either the current Prime or LIBOR rates plus an applicable spread.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases.” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management will use this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,029,677, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance became effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows was minimal.

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The update removes some disclosures, modifies others, and add some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries/transactions or special circumstances and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Furniture and Equipment	$12,385	$12,385
Computer Equipment	138,883	117,256
Leasehold Improvements	–	176,903
Software	15,737	15,737
Property and Equipment, Gross	167,005	322,281
Less Accumulated Depreciation	(91,371)	(227,615)
Property and Equipment, Net	$75,634	$94,666

During the years ended December 31, 2018 and December 31, 2017, the Company recorded depreciation expense of $40,659 and $70,396.

Note 4: Film and Television Costs, Net

As of December 31, 2018, the Company had net Film and Television Costs of $8,166,131 compared to $2,777,088 at December 31, 2017. The increase relates primarily to the production and development of Rainbow Rangers Season 1 and Llama Llama Season 2 offset by the amortization of film costs associated with the revenue recognized for Space Pop, Thomas Edison's Secret Lab, and Llama Llama Season 1 and Rainbow Rangers.

During the years ended December 31, 2018 and December 31, 2017, the Company recorded Film and Television Cost amortization expense of $1,079,723 and $2,534,835, respectively.

The following table highlights the activity in Film and Television Costs as of December 31, 2018 and 2017:

Total

Film and Television Costs, Net as of December 31, 2016	$2,260,964
Additions to Film and Television Costs	2,863,076
Capitalized Interest	187,883
Film Amortization Expense	(2,534,835)
Film and Television Costs, Net as of December 31, 2017	2,777,088
Cumulative Effect of Adoption of ASC 606	(219,472)
Additions to Film and Television Costs	6,644,728
Capitalized Interest	43,510
Film Amortization Expense	(1,079,723)
Film and Television Costs, Net as of December 31, 2018	$8,166,131

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through December 31, 2018, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Identifiable Artistic-Related Assets (a)	–	$1,740,000
Trademarks (b)	$129,831	129,831
Product Masters (b)	64,676	64,676
Other Intangible Assets (b)	272,529	251,171
Intangible Assets, Gross	467,036	2,185,678
Less Accumulated Amortization (c)	(377,048)	(329,398)
Intangible Assets, Net	$89,988	$1,856,280

(a) In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. As of December 31, 2018, the Company performed an analysis and determined the Identifiable Artistic-Related Intangible Assets no longer have value and as a result has recognized $1,740,000 of impairment expense related to the Identifiable Artistic-Related Intangible Assets.

(b) Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through December 31, 2018, the Company has not recognized any impairment expense related to these assets.

(c) During the years ended December 31, 2018 and December 31, 2017, the Company recognized, $47,650 and $55,520, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of December 31, 2018 is as follows:

Fiscal Year:
2019	$38,405
2020	37,825
2021	9,698
2022	1,861
2023	1,465
Remaining	734
Total	$89,988

Note 6: Deferred Revenue

As of December 31, 2018, and 2017, the Company had total short term and long term deferred revenue of $4,925,756 and $5,085,383, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2018 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2017 as well as $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities - Current

As of December 31, 2018, and 2017, the Company had the following current accrued liabilities:

	December 31, 2018	December 31, 2017
Accrued Salaries and Wages (a)	$137,825	$168,549
Other Accrued Expenses (b)	52,865	1,020,457
Total Accrued Liabilities – Current	$190,690	$1,189,006

(a)	Accrued Salaries and Wages represent accrued vacation payable to employees.

(b)	Other Accrued Expenses include estimates of expenses incurred but not yet recorded. The majority of the balance in Other Accrued Expenses at year ended December 31, 2017 relates to estimates of final dubbing costs for our Llama Llama property.

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

Interest under the Secured Convertible Notes is payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes become due and payable. Subject to certain equity conditions, we may force a conversion of the debt into equity. We may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The Company was in compliance with these covenants as of December 31, 2018.

On the date of issuance, the Secured Convertible Notes were convertible into common stock at $2.50 per share, or at a conversion price below the closing market price of $2.55. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative fair value. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was $1,561,111, and such amount was recorded as a reduction of debt and increase in additional paid-in capital. The discount will be amortized as additional interest over the term of the loan.

The Warrants entitle the holders to purchase 1,800,000 shares of common stock. The Warrants were not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model. The Warrants are considered indexes to the Company’s own stock pursuant to ASC 815-40. The Warrants also met the additional equity classification requirements and accordingly are accounted for as part of the Company’s equity.

During the year ended December 31, 2018, the Company recognized $678,016 of discount amortization which is included in interest expense.

Note 9: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of December 31, 2018, the Company was in compliance with these covenants.

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) and a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11- minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 5.53% and 6.14% as of December 31, 2018.

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

As of December 31, 2018, the Company had gross outstanding borrowing under the facility of $2,241,759 against which financing costs of $63,561 were applied resulting in net borrowings of $2,178,198. As of December 31, 2017, the Company had gross outstanding borrowings under the facility of $4,436,528 against which financing costs of $113,885 were applied resulting in net borrowings of $4,322,643.

Note 10: Disputed Trade Payable

As part of the merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of September 30, 2018, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is not owed.

Note 11: Stockholders’ Equity

Common Stock

As of December 31, 2018, the total number of authorized shares of common stock was 233,333,334.

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

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Agreement with certain holders of the Original Warrants. Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants. (See Note 13 for additional information about these warrants.) In association with the Private Transaction, the Company issued 1,171,689 shares of common stock upon exercise of a portion of the Original Warrants for which it received gross proceeds of $3,866,573 and recording offering costs of $464,649 for net proceeds of $3,401,924.

As of December 31, 2018, and 2017, there were 9,457,859 and 7,610,794 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the year ended December 31, 2018:

Year Ended December 31, 2018

•	On May 7, 2018, the Company issued 277,508 shares of the Company’s common stock valued at $2.81 per share for production services.
•	On August 13, 2018, the Company issued 180,683 shares of the Company’s common stock valued at $2.64 per share to the same provider for production services.
•	On September 18, 2018, the Company issued 141,014 shares of the Company’s common stock valued at $2.17 per share to the same provider for production services.
•	On October 17, 2018, the Company issued 58,614 shares of the Company’s common stock valued at $2.45 per share to various providers for investor relations services.
•	On November 1, 2018, the Company issued 44,097 shares of the Company’s common stock valued at $2.27 per share to the same provider for production services.
•	On November 15, 2018, the Company issued 23,148 shares of the Company’s common stock valued at $2.16 per share for investor relations services.
•	On December 31, 2018, the Company issued 60,000 shares of the Company’s common stock valued at $2.16 per as part of a mediation settlement representing participation amounts due.
•	On various dates during the year ended December 31, 2018, the Company issued 470,001 shares of the Company’s common stock pursuant to the conversion of 1,410 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

Year Ended December 31, 2017

•	In connection with the January 2017 Sony Transactions, we issued Sony 301,231 shares of our common stock at $4.945 per share.
•	On January 17, 2017, we issued to a consultant 10,112 shares of our common stock at $4.945 per share in connection with the January 2017 Sony Transactions.
•	On February 9, 2017, the Company issued 1,171,689 shares of common stock in connection with the Private Transaction.
•	On March 14, 2017, the Company issued 8,410 shares of common stock valued at $5.95 per share to a consultant for services rendered.
•	On August 1, 2017, the Company issued 6,012 shares of common stock valued at $4.99 per share to a consultant for services rendered.
•	On October 3, 2017, the Company sold, in a registered direct offering, 1,647,691 shares of common stock at an offering price of $3.90 per share and, in a concurrent private placement, warrants to purchase an aggregate of 1,647,691 shares of common stock for gross proceeds of approximately $6,425,995 before deducting the placement agent fee and related offering expenses.
•	On various dates during the year ended December 31, 2017, the Company issued 455,000 shares of the Company’s common stock pursuant to the conversion of 1,365 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

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

As of December 31, 2018, and 2017, there were 2,120 and 3,530 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

The following table summarizes the changes in the Company’s stock option plan during the year ended December 31, 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share

Balance at December 31, 2016	1,373,554	$2.82 - $12.00	3.99 years	$280,642.00	$8.14
Options Granted	–
Options Exercised	–
Options Cancelled	79,509	$2.70
Options Expired	–

Balance at December 31, 2017	1,294,045	$2.09 - $12.00	2.99 years	$–	$8.14
Options Granted	170,176	$2.09	4.55 years	$–	$2.09
Options Exercised	–
Options Cancelled	57,294	$9.00 - $12.00	3.56 years	$–	$10.08
Options Expired	147,512	$2.80 - $6.00		$–	$4.30
Balance at December 31, 2018	1,259,415	$2.09 - $12.00	2.50 years	$–	$7.39

Exercisable December 31, 2017	1,070,869	$2.70 - $9.00	2.96 years	$–	$7.44
Exercisable December 31, 2018	1,089,239	$2.70 - $9.00	2.70 years	$–	$8.32

During the year ended December 31, 2018, the Company granted options to purchase 170,176 shares of common stock to officers. These stock options generally vest between one and three years. The fair value of these options was determined to be $285,760 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$2.09
Dividend Yield	0%
Volatility	61% - 62%
Risk-free interest rate	2.52% - 2.57%
Expected life of options	3.5 years

During the years ended December 31, 2018 and 2017, the Company recognized ($16,588) and $663,958 in share-based compensation expense, respectively. The unvested share-based compensation as of December 31, 2018 was $238,871 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 5,899,389 shares and 3,414,389 shares at December 31, 2018 and 2017, respectively.

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

On August 17, 2018, the Company issued warrants for 1,800,000 shares of the Company’s common stock in conjunction with the August 17, 2018 Securities Purchase Agreement. The warrants were issued to the parties who purchased the Company’s Secured Convertible Notes. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model. The Warrants are considered indexed to the Company’s own stock pursuant to ASC 815-40. The Warrants also met additional equity classification requirements and accordingly are accounted for as part of Company’s equity.

The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,471,111 and was calculated using the Black-Scholes option pricing model.

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2018:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	3,414,389	$3.30 - 6.00	4.21 years	$3.92	–
Warrants Granted	2,485,000	$3.00	4.46 years	3.00	ؘ–
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at December 31, 2018	5,899,389	$3.00 – 6.00	3.74 years	–	–

Exercisable December 31, 2017	3,414,389	$3.30 - 6.00	4.21 years	$3.92	–
Exercisable December 31, 2018	5,899,389	$3.30 - 6.00	3.74 years	$3.53	–

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

Net deferred tax liabilities consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL Carryover	$8,278,500	$6,406,000
Bad Debt Reserve	–	31,000
Inventory Reserve	7,300	7,300
Deferred Rent	10,600	–
Accrued Compensated Absences	37,100	46,100
Charitable Contributions	6,900	3,500
Subtotal	8,340,400	6,493,900
Valuation Allowance	(7,619,300)	(6,458,800)
Deferred tax liabilities:
Convertible Notes	(658,800)	–
Depreciation and Amortization	(49,100)	(16,500)
Prepaid Expenses	(13,200)	(18,600)
Net Deferred Tax Asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Income Tax Expense Computed at the Statutory Federal Rate	$(1,890,800)	$(1,669,000)
State Income Taxes, Net of Federal Tax Effect	(506,700)	–
Meals and Entertainment	5,200	10,600
Stock Options	(3,500)	225,700
Intangible Assets	365,400	–
Tax Cut and Job Act Impact	–	2,809,700
Other	21,400	1,600
Valuation Allowance	2,009,000	(1,378,600)
	$–	$–

At December 31, 2018, the Company had Federal net operating loss carry forwards of approximately $30,053,000 and state net operating loss carry forwards of approximately $28,172,000 that may be offset against future taxable income from the year 2028 through 2038. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

During the year ended December 31, 2018, the Company completed its accounting for the effects of the Tax Act which had no significant impact on the 2018 financial statement.

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

During the first quarter of 2018, the Company entered into an agreement for new office space to which it relocated its operations upon the expiration of its prior lease. Effective May 25, 2018, the Company began leasing approximately 6,969 square feet of general office space at 131 S Rodeo Drive, Suite 250, Beverly Hills, California 90212 pursuant to a 91-month lease. The Company will pay $364,130 annually, subject to annual escalations of 3.5%.

Rental expenses incurred for operating leases during the years ended December 31, 2018 and 2017 were $343,347 and $143,451, respectively.

The following is a schedule of future minimum contractual obligations as of December 31, 2018, under the Company’s operating leases and employment agreements:

	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$369,923	$382,871	$396,271	$410,141	$424,495	$978,315	$2,962,016
Employment Contracts	635,808	393,595	322,950	322,950	282,581	–	1,957,884
Total	$1,005,731	$776,466	$719,221	$733,091	$707,077	$978,315	$4,919,860

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

Note 16: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the years ended December 31, 2018 and 2017, the Company earned $0 and $96 in royalties from this agreement, respectively.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000.

On August 31, 2018 Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of December 31, Mr. Heyward is owed $45,310, which is included in the Due To Related Party line item on our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of December 31, 2018, nineteen half hours had been delivered and accordingly Mr. Heyward is owed $235,600, which is included in the Due To Related Party line item on our consolidated balance sheet.

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

As of December 31, 2017, Gregory B. Payne, individually and via his ownership position in Foothill, owed to the Company $5,558 for expenditures made during the fourth quarter of 2017 related to the Brand Licensing Europe (“BLE”) and MIPCOM tradeshows. In addition, during the fourth quarter of 2017, Foothill acted as an agent on the Company’s behalf in licensing certain of our animated programs to certain broadcast networks for which Foothill owed to the Company $7,517 in license fees to be paid by the broadcaster to Foothill. Subsequent to the end of the period, the Company received a payment of $7,517 from Foothill as satisfaction of the open licensing invoice. Additionally, on February 28, 2018, Mr. Payne and the Company entered into an agreement whereby, among other things, Mr. Payne was entitled to be reimbursed for 100% of his expenses incurred at the BLE and MIPCOM tradeshows resulting in the Company owing to Mr. Payne $827. As of December 31, 2018, no amounts are due to or from Mr. Payne or Foothill.

Note 17: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2018 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

February 2019 Sale of Securities and Warrants

On February 19, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 in net proceeds from this offering. Each share of common stock was accompanied by a registered warrant to purchase one share of common stock at an exercise price of $2.12. Each share of common stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of common stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, the Company also sold to the purchaser in the February 2019 Offering, warrants to purchase up to 945,894 shares of our common stock, or the private warrants.

Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount 1,800,000 shares of our comment stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

Series A Convertible Preferred Stock Price Adjustment

As a result of this offering, the conversion price of our outstanding Series A Convertible Preferred Stock will be adjusted to $2.12.

Leases

Effective January 21, 2019, we entered into sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant will pay us rent of $422,321 annually, subject to annual escalations of 3.5%.

On December 28, 2018, we entered into lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We will pay rent of $24,501 monthly.

On January 30, 2019, we entered into lease for 5,838 square feet of general office space at 190 Cannon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that is scheduled to commence on August 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%.

Company Stock Options

At the board meeting on March 7, 2019, the Board of Directors approved the granting of options, to all persons employed as of December 31, 2018. It gave such person the option to purchase 81,000 shares of the Company’s Common Stock at a price of $1.99 which was the closing price on that date.

Shares Issued For Services

On January 10, 2019, the Company issued 17,200 shares of the Company’s common stock valued at $2.44 per share for investor relations services.

On January 17, 2019, the Company issued 11,765 shares of the Company’s common stock valued at $2.55 per share for investor relations services.

