Form 10-Q
period 2019-03-31
Genius Brands International, Inc.
filed 2019-05-15
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8383 Wilshire Blvd. Suite 412
Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

310-273-4222

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNUS	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,432,718 shares of common stock, par value $0.001 per share, were outstanding as of May 14, 2019.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2019, and December 31, 2018

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,629,268	$2,684,483
Restricted Cash	401,086	400,543
Accounts Receivable, net	1,660,557	2,160,296
Other Receivable	46,422	20,902
Inventory, net	15,538	15,816
Prepaid and Other Assets	514,256	297,542
Total Current Assets	6,267,127	5,579,582

Property and Equipment, net	70,332	75,634
Right Of Use Assets, net	1,976,704	–
Film and Television Costs, net	8,397,435	8,166,131
Lease Deposits	392,523	325,000
Intangible Assets, net	80,215	89,988
Goodwill	10,365,806	10,365,806
Total Assets	$27,550,142	$24,602,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$526,184	$694,740
Accrued Expenses	266,918	52,865
Participations Payable	674,154	669,380
Deferred Revenue	1,851,858	874,503
Senior Secured Convertible Notes, net	4,500,000	1,831,847
Lease Liability	377,678	–
Due To Related Parties	449,322	346,759
Accrued Salaries and Wages	298,531	137,825
Total Current Liabilities	8,944,645	4,607,919

Long Term Liabilities:
Deferred Revenue	2,635,121	4,051,253
Lease Liability	1,645,036	–
Production Facility, net	2,632,826	2,178,198
Disputed Trade Payable	925,000	925,000
Total Liabilities	16,782,628	11,762,370

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 2,120 and 2,120 shares issued and outstanding, respectively	2	2
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 10,432,718 and 9,457,859 shares issued and outstanding, respectively	10,433	9,458
Additional Paid in Capital	66,798,711	63,537,915
Accumulated Deficit	(56,036,514)	(50,702,486)
Accumulated Other Comprehensive Income (Loss)	(5,118)	(5,118)
Total Equity	10,767,514	12,839,771

Total Liabilities and Stockholders’ Equity	$27,550,142	$24,602,141

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2019 and March 31, 2018

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Licensing & Royalties	$350,186	$3,754
Television & Home Entertainment	850,107	66,812
Advertising Sales	20,160	22,009
Product Sales	478	638
Total Revenues	1,220,931	93,213

Operating Expenses:
Marketing and Sales	81,471	60,980
Direct Operating Costs	740,055	(26,749)
General and Administrative	1,649,520	1,322,452
Total Operating Expenses	2,471,046	1,356,683

Loss from Operations	(1,250,115)	(1,263,470)

Other Income (Expense):
Other Income	8,760	279
Loss on Debt Extinguishment	(3,352,155)	–
Sub-Lease Income	115,230	–
Interest Expense	(529,202)	(273)
Net Other (Expense) Income	(3,757,367)	6

Loss Before Income Tax Expense	(5,007,482)	(1,263,464)

Income Tax Expense	–	–

Net Loss	(5,007,482)	(1,263,464)

Beneficial Conversion Feature on Preferred Stock	(322,240)	–

Net Loss Applicable to Common Shareholders	$(5,329,722)	$(1,263,464)

Net Loss per Common Share (Basic And Diluted)	$(0.54)	$(0.18)

Weighted Average Shares Outstanding (Basic and Diluted)	9,903,088	6,856,517

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three months ended March 31, 2019 and March 31, 2018

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Loss	$(5,007,482)	$(1,263,464)
Beneficial Conversion Feature on Preferred Stock	(322,240)	–
Other Comprehensive Income (Loss), Net of Tax:	–	–
Comprehensive Net Loss to Common Shareholders	$(5,329,722)	$(1,263,464)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2019 and Three Months Ended March 31, 2018

(unaudited)

	Common Stock		Preferred	Stock	Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771
Cumulative effect of adoption ASC 842	–	–	–	–	–	(4,306)	–	(4,306)
Warrants issued as part of Debt Extinguishment	–	–	–	–	1,287,962	–	–	1,287,962
Beneficial Conversion Feature resulting from Debt Extinguishment	–	–	–	–	(213,700)	–	–	(213,700)
Proceeds from Securities Purchase Agreement, Net	945,894	946	–	–	1,756,606	–	–	1,757,552
Issuance of Common Stock for Services	28,965	29	–	–	71,939	–	–	71,968
Share Based Compensation	–	–	–	–	35,749	–	–	35,749
Value of Beneficial Conversion Feature	–	–	–	–	322,240	(322,240)	–	–
Net Loss	–	–	–	–	–	(5,007,482)	–	(5,007,482)
Balance, March 31, 2019	10,432,718	$10,433	2,120	$2	$66,798,711	$(56,036,514)	$(5,118)	$10,767,514

Balance, December 31, 2017	7,610,794	$7,611	3,530	$4	$56,588,846	$(41,551,497)	$(5,118)	$15,039,846
Issuance Of Common Stock In Registered Direct Offering, net	592,000	592	–	–	1,595,749	–	–	1,596,341
Share Based Compensation	–	–	–	–	47,852	–	–	47,852
Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	173,112	–	173,112
Net Loss	–	–	–	–	–	(1,263,464)	–	(1,263,464)
Balance, March 31, 2018	8,202,794	$8,203	3,530	$4	$58,232,447	$(42,641,849)	$(5,118)	$15,593,687

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2019 and March 31, 2018

(unaudited)

	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net Loss	$(5,007,482)	$(1,263,464)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	429,183	26,738
Depreciation and Amortization Expense	72,471	32,274
Accretion of Discount on Preferred Convertible Notes	390,260	–
Bad Debt	–	2,400
Stock Issued for Services	71,968	–
Stock Compensation Expense	35,749	47,852
Loss On Extinguished Debt	3,352,155	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	499,739	1,139,019
Other Receivable	(25,520)	256,872
Inventory, net	278	536
Prepaid & Other Assets	(216,714)	(49,474)
Lease Deposits	(67,523)	(358,103)
Film and Television Costs, net	(660,486)	(928,289)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(168,556)	(91,877)
Accrued Salaries & Wages	160,706	5,678
Deferred Revenue	(438,777)	59,607
Participations Payable	4,774	–
Due To Related Parties	102,563	–
Accrued Expenses	251,972	(93,876)
Net Cash Used in Operating Activities	(1,213,240)	(1,214,107)

Cash Flows from Investing Activities:
Investment in Intangible Assets, net	–	(21,358)
Investment in Property & Equipment, net	(4,423)	(2,314)
Net Cash Used in Investing Activities	(4,423)	(23,672)

Cash Flows from Financing Activities:
Lease liability	(49,189)	–
Proceeds from Sale of Common Stock, Net	1,757,552	1,596,340
Borrowing (Repayment) of Production Facility, Net	454,628	(1,633,323)
Net Cash Provided by (Used In) Financing Activities	2,162,991	(36,983)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	945,328	(1,274,762)
Beginning Cash, Cash Equivalents, and Restricted Cash	3,085,026	7,498,072
Ending Cash, Cash Equivalents, and Restricted Cash	$4,030,354	$6,223,310

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$110,486	$–

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for services rendered	$–	$780,000
Beneficial Conversion Feature	$322,240	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Financial Statements

March 31, 2019 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by industry veterans, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended March 31, 2019 and March 31, 2018, the Company reported net losses of $5,007,482 and $1,263,464, respectively. The Company reported net cash used in operating activities of $1,213,240 and $1,214,107 for the three months ended March 31, 2019, and March 31, 2018, respectively. As of March 31, 2019, the Company had an accumulated deficit of $56,036,514 and total stockholders’ equity of $10,767,514. At March 31, 2019, the Company had current assets of $6,267,127, including cash, cash equivalents, and restricted cash of $4,030,354 and current liabilities of $8,944,645. The Company had negative working capital of $2,677,518 as of March 31, 2019, compared to working capital of $971,663 as of December 31, 2018.

On February 19, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 of net proceeds from this offering. Each share of common stock was accompanied by a registered warrant to purchase one share of common stock at an exercise price of $2.12. Each share of common stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of common stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, we also sold to the purchaser in the February 2019 Offering, unregistered warrants to purchase up to an additional 945,894 shares of our common stock.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2019 and 2018 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of March 31, 2019, Restricted Cash totaled $401,086. As of December 31, 2018, Restricted Cash totaled $400,543. Restricted Cash represents funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $0 for both March 31, 2019 and December 31, 2018.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at both March 31, 2019 and December 31, 2018.

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

Right of Use Leased Assets

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management used this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

March 31, 2019
Right Of Use Asset
Office Lease Asset	$2,141,373
Printer Lease Asset	12,374
Right Of Use Asset, gross	2,153,747

Less Accumulated Amortization
Office Lease Accumulated Amortization	171,553
Printer Lease Accumulated Amortization	5,490
Accumulated Amortization	177,043

Right Of Use Asset, Net	$1,976,704

During the three months ended March 31, 2019, the Company recorded amortization expense of $52,973.

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

The Company has identified the following six material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (Functional Intellectual Property or “functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability to be played or aired. Functional intellectual property derives a substantial portion of its utility from its significant standalone functionality.)

•	License rights to exploit Symbolic Intellectual Property (Symbolic Intellectual Property or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content.)

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future.)

•	Fixed fee advertising revenue generated from the Genius Brands Network

•	Variable fee advertising revenue generated from the Genius Brands Network

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of March 31, 2019, the Company had three accounts with a combined uninsured balance of $3,169,283. As of December 31, 2018, the Company had three accounts with a combined uninsured balance of $2,183,875.

For the three months ended March 31, 2019, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 78% of the total revenue and represented 28% of accounts receivable. For fiscal year 2018, the Company had one customer who accounted for 98% of accounts receivable balance as of December 31, 2018.

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s financial statements or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements or cash flows.

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

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Furniture and Equipment	$13,873	$12,385
Computer Equipment	138,883	138,883
Leasehold Improvements	2,935	–
Software	15,737	15,737
Property and Equipment, Gross	171,428	167,005
Less Accumulated Depreciation	(101,096)	(91,371)
Property and Equipment, Net	$70,332	$75,634

During the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $9,725 and $19,275, respectively.

Note 4: Film and Television Costs, Net

As of March 31, 2019, the Company had net Film and Television Costs of $8,397,435, compared to $8,166,131 at December 31, 2018. The increase relates primarily to the production and development of Rainbow Rangers season 1 and Llama Llama season 2 offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab, SpacePop and Llama Llama season 1, and Rainbow Rangers season 1.

During the three months ended March 31, 2019 and 2018, the Company recorded Film and Television Cost amortization expense of $429,183 and $26,738, respectively.

The following table highlights the activity in Film and Television Costs of March 31, 2019, and December 31, 2018:

Total
Film and Television Costs, Net as of December 31, 2017	$2,777,088
Cumulative Effect of Adoption of ASC 606	(219,472)
Additions to Film and Television Costs	6,644,728
Capitalized Interest	43,510
Film Amortization Expense	(1,079,723)
Film and Television Costs, Net as of December 31, 2018	8,166,131
Additions to Film and Television Costs	590,452
Capitalized Interest	70,035
Film Amortization Expense	(429,183)
Film and Television Costs, Net as of March 31, 2019	$8,397,435

Note 5: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through March 31, 2019, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Trademarks (a)	$129,831	$129,831
Product Masters (a)	64,676	64,676
Other Intangible Assets (a)	272,528	272,529
Intangible Assets, Gross	467,035	467,036
Less Accumulated Amortization (b)	(386,820)	(377,048)
Intangible Assets, Net	$80,215	$89,988

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through March 31, 2019, the Company has not recognized any impairment expense related to these assets.
(b)	During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $9,773 and $12,999, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of March 31, 2019 is as follows:

Fiscal Year:
2020	$28,632
2021	37,835
2022	9,698
2023	1,861
2024	1,465
Remaining	724
Total	$80,215

Note 6: Deferred Revenue

As of March 31, 2019, and December 31, 2018, the Company had total short term and long term deferred revenue of $4,486,979 and $4,925,756 respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of March 31, 2019 and December 31, 2018 is the $2,000,000 advance against future royalty that Sony paid to the Company in the first quarter of 2016 as well as the remaining portion of the $1,489,583 attributable to the expansion of distribution rights acquired by Sony through the January 2017 Sony Transactions.

Note 7: Accrued Liabilities – Current

As of March 31, 2019, and December 31, 2018, the Company has the following current accrued liabilities:

	March 31, 2019	December 31, 2018
Other Accrued Expenses (a)	$266,918	$52,865
Accrued Salaries and Wages (b)	298,531	137,825
Total Accrued Liabilities – Current	$565,449	$190,690

(a)	Represents accrued interest, insurance liability and lease deposit on sub-lease.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees for 2019 and accrued vacation payable to employees in 2018

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

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The Company was in compliance with these covenants as of March 31, 2019.

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

During the three months ended March 31, 2019, the Company recognized $390,260 of discount amortization which is included in interest expense.

In conjunction with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount 1,800,000 shares of our common stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

The issuance of the warrants resulted in a modification of debt in accordance with ASC 470 and is characterized as an extinguishment of debt in accordance with ASC-470-50-40. In accordance with ASC-470-50-40-2 the Company derecognized the existing debt as if it was extinguished and recorded the new debt, with the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt, $2,064,193 being recorded as a loss on the extinguishment of debt.

In addition, the warrants were accounted for as equity instruments in accordance with ASC 815-40 and valued using the Black Scholes option pricing model. The fair value of $1,287,962 was recorded as part of the loss on extinguishment of debt.

Note 9: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of March 31, 2019, the Company was in compliance with these covenants.

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 5.75% and 6.14% as of March 31, 2019.

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

As of March 31, 2019, the Company had gross outstanding borrowing under the facility of $2,679,258 against which financing costs of $46,432 were applied resulting in net borrowings of $2,632,826. As of December 31, 2018, the Company had gross outstanding borrowings under the facility of $2,241,759 against which financing costs of $63,561 were applied resulting in net borrowings of $2,178,198.

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

Note 11: Stockholders’ Equity

Common Stock

As of March 31, 2019, the total number of authorized shares of common stock was 233,333,334.

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

As of March 31, 2019, and December 31, 2018, there were 10,432,718 and 9,457,859 shares of common stock outstanding, respectively.

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

As of both March 31, 2019 and December 31, 2018, there were 2,120 shares of Series A Convertible Preferred Stock outstanding.

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

On May 14, 2014, the Company entered into securities purchase agreements with certain accredited investors pursuant to which we sold an aggregate of 6,000 shares of our then newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to us of $6,000,000. Related to the sale, we incurred offering costs of $620,085 resulting in net proceeds of $5,379,915. The transaction closed on May 15, 2014.

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

On August 17, 2018, in connection with the Securities Purchase Agreement in which the Secured Convertible Notes are convertible into shares of the Company’s common stock at $2.50 per share. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $2.50. This decrease resulted in a beneficial conversion feature of $353,333 which was recognized on August 17, 2018.

On February 19, 2019, the Company entered into a Securities Purchase Agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock at 2.12 per share. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $2.12. This decrease resulted in a beneficial conversion feature of $322,240 which was recognized February 19, 2019.

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

The following table summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2018	1,259,415	$2.09 - 12.00	2.50 years	$–	$7.39
Options Granted	81,000	$1.99	3.0 years	$-	$1.99
Options Exercised	–
Options Cancelled	–
Options Expired	–
Balance at March 31, 2019	1,340,415	$1.99 - 12.00	2.19 years	$–	$7.14

Exercisable December 31, 2018	1,070,869	$2.70 - 9.00	2.96 years	$–	$7.44
Exercisable March 31, 2019	1,145,965	$2.82 - 9.00	1.81 years	$–	$8.01

During the three months ended March 31, 2019, the Company granted options to purchase 81,000 shares of common stock to certain officers and employees. These stock options vest on December 31, 2019. The fair value of these options was determined to be $117,797 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$1.99
Dividend Yield	0%
Volatility	125%
Risk-free interest rate	2.44%
Expected life of options	3 years

During the three months ended March 31, 2019, the Company recognized $35,749 in share-based compensation expense. The unvested share-based compensation as of March 31, 2019 was $315,102, which will be recognized through the second quarter of 2021 assuming the underlying grants are not cancelled or forfeited.

Note 13: Warrants

The Company has warrants outstanding to purchase up to 9,591,177 and 5,899,389 shares as of March 31, 2019 and December 31, 2018, respectively.

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

The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,287,962 and was calculated using the Black-Scholes option pricing model.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2019:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	5,899,389	$3.30 – 6.00	3.74 years	$3.35	$–
Warrants Granted	3,691,788	$2.12 – 3.00	4.89 years	3.00	–
Warrants Exercised	–	–	–	–	–
Warrants Expired	–	–	–	–	–
Balance at March 31, 2019	9,591,177	$2.12 – 6.00	4.03 years	$3.08	$–

Exercisable December 31, 2018	5,899,389	$3.30 – 6.00	3.74 years	$3.53	$–
Exercisable March 31, 2019	6,845,283	$2.12 – 6.00	3.68 years	$3.34	$–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2019, and December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California and Massachusetts. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 15: Commitment and Contingencies

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases.” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. For practically all leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management will use this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

As of March 31, 2019, weighted-average lease term for operating leases equals to 81 months. Weighted-average discount rate equals to 11%.

On February 6, 2018, the Company entered into an operating lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We will pay rent of $364,130 annually, subject to annual escalations of 3.5%.

On December 28, 2018, the Company entered into a lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We will pay rent of $24,501 monthly.

Effective January 21, 2019, the Company entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019, 2019. The subtenant will pay us rent of $422,321 annually, subject to annual escalations of 3.5%.

On January 30, 2019, we entered into an operating lease for 5,838 square feet of general office space at 190 Cannon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that is scheduled to commence on August 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended March 31, 2019 and March 31, 2018 were $144,793 and $35,160, respectively. During the three months ended March 31, 2019, we received sub-lease income of $115,230.

The following is a schedule of future minimum contractual obligations as of March 31, 2019, under the Company’s operating leases and employment agreements:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$387,190	$399,852	$411,425	$425,825	$440,729	$498,270	$2,563,291
Employment Contracts	393,595	322,950	322,950	282,581	–	–	1,322,076
Total	$780,785	$722,802	$734,375	$708,406	$440,729	$498,270	$3,885,367

Note 16: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the three months ended March 31, 2019 and 2018, under this agreement.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000.

On August 31, 2018 Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of March 31, 2019, Mr. Heyward was paid $37,331 and is owed $32,285, which is included in the Due To Related Parties line item on our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of March 31, 2019, twenty-six half hours had been delivered and accordingly Mr. Heyward is owed $322,400, which is included in the Due To Related Parties line item on our consolidated balance sheet.

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

As of December 31, 2017, Gregory B. Payne, individually and via his ownership position in Foothill, owed to the Company $5,558 for expenditures made during the fourth quarter of 2017 related to the Brand Licensing Europe (“BLE”) and MIPCOM tradeshows. In addition, during the fourth quarter of 2017, Foothill acted as an agent on the Company’s behalf in licensing certain of our animated programs to certain broadcast networks for which Foothill owed to the Company $7,517 in license fees to be paid by the broadcaster to Foothill. Subsequent to the end of the period, the Company received a payment of $7,517 from Foothill as satisfaction of the open licensing invoice. Additionally, on February 28, 2018, Mr. Payne and the Company entered into an agreement whereby, among other things, Mr. Payne was entitled to be reimbursed for 100% of his expenses incurred at the BLE and MIPCOM tradeshows resulting in the Company owing $827 to Mr. Payne. As of December 31, 2018, no amounts are due to or from Mr. Payne or Foothill.

Note 17: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from March 31, 2019 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

•	On April 11, 2019, the Company issued 6,012 shares of common stock valued at $1.92 per share to a vendor for consulting services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2019 and 2018. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 1, 2019 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by proven industry leaders, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and preschool property Llama Llama; which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Financings

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

Interest under the Secured Convertible Notes is payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes become due and payable. Subject to certain equity conditions, we may force a conversion of the debt into equity. We may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.Production Loans

On September 28, 2018, Llama Productions LLC, a California limited liability company (“Llama”) a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan were or will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11-minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

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

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

February 2019 Sale of Common Stock and Warrants

On February 19, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 of net proceeds from this offering. Each share of common stock was accompanied by a registered warrant to purchase one share of common stock at an exercise price of $2.12. Each share of common stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of common stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, we also sold to the purchaser in the February 2019 Offering, unregistered warrants to purchase up to an additional 945,894 shares of our common stock.

Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our Secured Convertible Notes. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the August 2018 Purchase Agreement, waive any applicable rights and remedies thereunder, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue all holders of our Secured Convertible Notes warrants to purchase up to an aggregate amount 1,800,000 shares of our common stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

Series A Convertible Preferred Stock Price Adjustment

As a result of this offering, the conversion price of our outstanding Series A Convertible Preferred Stock was adjusted to $2.12.

Results of Operations

Our summary results for the three months ended March 31, 2019, and March 31, 2018 are below.

Revenues

	Three Months Ended
	March 31, 2019	March 31, 2018	Change	% Change
Television & Home Entertainment	$850,107	$66,812	$783,295	1,172%
Licensing & Royalties	350,186	3,754	346,432	9,228%
Advertising Sales	20,160	22,009	(1,849)	-8%
Product Sales	478	638	(160)	-25%
Total Revenue	$1,220,931	$93,213	$1,127,718	1210%

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended March 31, 2019 compared to March 31, 2018, Television & Home Entertainment revenue increased $783,295, or 1,172%, primarily due to the revenue generated from the delivery of Rainbow Rangers to the Viacom Media Network.

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended March 31, 2019 compared to March 31, 2018, this category increased $346,432, or 9,228%, primarily due to the revenue generated from Rainbow Rangers and Llama Llama properties.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales decreased by $1,849, or 8%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Expenses

	Three Months Ended
	March 31, 2019	March 31, 2018	Change	% Change
Marketing and Sales	$81,471	$60,980	$20,491	34%
Direct Operating Costs	740,055	(26,749)	766,804	2,867%
General and Administrative	1,649,520	1,322,452	327,068	25%
Interest Expense	529,202	273	528,929	193,747%
Total Expenses	$3,000,248	$1,356,956	$2,003,462	121%

Marketing and sales expenses increased $20,491, or 34%, for the three months ended March 31, 2019 compared to March 31,2018 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended March 31, 2019, we recorded film and television cost amortization expense of $429,183 and participation expense of $289,333 compared to March 31, 2018 expenses of $26,738 and $3,472, respectively. The increases in direct operating costs in the year ended March 31, 2019 compared to the prior year reflect increases in film amortization and participation expenses related to increased revenues from the Rainbow Rangers property. The negative direct operating costs for the three months ended March 31, 2018 was due to a reduction in dubbing costs that were accrued as of December 31, 2017.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended March 31, 2019 increased $327,068, or 25%, compared to the same period in 2018. This increase was primarily related to increases in salaries and related expenses and rent expense.

Interest expense for the three months ended March 31, 2019 increased $528,929, or 193,747%, compared to the same period in 2018. This increase is due to the interest expense and the amortization of the debt issue costs, the amortization of the debt discount related to the $4,500,000 of Senior Convertible Notes and interest charged on the Llama Llama Season 1 production loan. Interest was capitalized into the costs of production in 2017 prior to the completion in December 2017.

Liquidity and Capital Resources

Working Capital

As of March 31, 2019, we had current assets of $6,267,127, including cash, cash equivalents, and restricted cash of $4,030,354, and current liabilities of $8,944,645, resulting in negative working capital of $2,677,518, compared to working capital of $971,663 as of December 31, 2018.

Decreases in working capital were the result of increases in the current portion of deferred revenue of $977,355 and an increase in the carrying value of the Senior Convertible Notes of $2,668,153

Comparison of Cash Flows for the Three Months Ended March 31, 2019, and March 31, 2018

Our total cash, cash equivalents, and restricted cash was $4,030,354 and $6,223,310 at March 31, 2019, and 2018, respectively.

Comparison of Cash Flows

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change
Cash used in operations	($1,213,240)	($1,214,107)	$867	0%
Cash used in investing activities	(4,423)	(23,672)	19,249	81%
Cash provided by financing activities	2,162,991	(36,983)	2,199,974	5,949%
Increase (decrease) in cash	$945,328	($1,274,762)	$2,220,090	174%

During the three months ended March 31, 2019, our primary sources of cash were the net proceeds from the sale of shares for $1,757,552, the collection of $390,000 from the Rainbow Rangers broadcast agreement, and $168,352 royalties received related to Psycho Bunny.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $1,213,240 as compared to cash used in operating activities of $1,214,107 during the prior period.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $4,423 as compared to a use of $23,672 for the three months ended March 31, 2018. Investing activities include the purchase of furniture and equipment in 2019 and the purchase of furniture and equipment and intangible assets in 2018.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $2,162,991 as compared to $36,983 cash used in the comparable period in 2018. During the three months ended March 31, 2019, the sources of cash generated from financing activities were the $1,757,522 in net proceeds from the sale of securities under a Securities Purchase Agreement and net borrowings of $$454,628 under our production loans. During the three months ended March 31, 2018, the sources of cash generated from financing activities were the $1,596,340 in net proceeds from the sale of securities under a Securities Purchase Agreement offset by payments made on the Llama Llama production loan of $1,633,323.

Capital Expenditures

As of March 31, 2019, we do not have any material commitments for capital expenditures.

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

Right of Use Leased Assets

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management used this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,029,677, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

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

We performed an analysis of our existing revenue contracts and completed our new revenue accounting policy documentation under the new standard. The Company has identified the following six material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (Functional Intellectual Property or “functional IP” is defined as intellectual property that has significant standalone functionality such as the ability to be played or aired. Functional intellectual property derives a substantial portion of its utility from its significant standalone functionality.)

•	License rights to exploit Symbolic Intellectual Property (Symbolic Intellectual Property or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content.)

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future.)

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future.)

•	Fixed fee advertising revenue generated from the Genius Brands Network

•	Variable fee advertising revenue generated from the Genius Brands Network

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s financial statements or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2019 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In the course of our review of our consolidated financial results for the three months ended September 30, 2018, we identified a potential material weakness in our internal control over financial reporting related to our failure to adequately evaluate the accounting treatment for the warrants issued in conjunction with the convertible notes in a timely manner.

Management continues to review our internal control policy to ensure it can effectively implement controls to evaluate complex accounting issues. We replaced our Controller during the fourth quarter of 2018 and have taken further steps to appropriately and timely evaluate complex accounting issues, including the use of consultants.

Changes in Internal Control over Financial Reporting

We believe we took the necessary steps during the fourth quarter of 2018 to improve our internal control over financial reporting and as a result there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2019, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 11, 2019, the Company issued 6,012 shares of common stock valued at $1.92 per share to a vendor for consulting services rendered. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended March 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1	Engagement Letter dated as of February 14, 2019, by and between Genius Brands International, Inc. and Chardan Capital Markets, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019).

4.1	Form of Registered Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019).

4.2	Form of Private Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019).

4.3	Form of Waiver Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019).

10.1	Form of Securities Purchase Agreement, dated as of February 14, 2019, by and among Genius Brands International, Inc. and the Investor. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019).

10.2	Form of Amendment, Waiver and Consent Agreement, dated as of February 14, 2019, by and among Genius Brands International, Inc. and the signatories identified therein. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 15, 2019	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

