Form 10-Q
period 2019-06-30
Genius Brands International, Inc.
filed 2019-08-19
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,987,471 shares of common stock, par value $0.001 per share, were outstanding as of August 19, 2019.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2019, and December 31, 2018

ASSETS	June 30, 2019	December 31, 2018
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$2,229,735	$2,684,483
Restricted Cash	401,599	400,543
Accounts Receivable, net	1,227,121	2,160,296
Other Receivable	3,202	20,902
Inventory, net	12,666	15,816
Prepaid and Other Assets	478,599	297,542
Total Current Assets	4,352,922	5,579,582

Property and Equipment, net	71,120	75,634
Right Of Use Assets, net	1,941,136	–
Film and Television Costs, net	9,150,943	8,166,131
Lease Deposits	392,523	325,000
Intangible Assets, net	70,495	89,988
Goodwill	10,365,806	10,365,806
Total Assets	$26,344,945	$24,602,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$143,278	$285,563
Accrued Expenses	236,545	52,865
Participations Payable	1,079,931	1,078,557
Deferred Revenue	850,276	874,503
Senior Secured Convertible Notes, net	4,500,000	1,831,847
Lease Liability	379,995	–
Due To Related Parties	401,778	346,759
Accrued Salaries and Wages	257,184	137,825
Total Current Liabilities	7,848,987	4,607,919

Long Term Liabilities:
Deferred Revenue	4,157,013	4,051,253
Lease Liability	1,610,223	–
Production Facility, net	2,613,110	2,178,198
Disputed Trade Payable	925,000	925,000
Total Liabilities	17,154,333	11,762,370

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, respectively; 2,120 and 2,120 shares issued and outstanding, respectively	2	2
Common Stock, $0.001 par value, 233,333,334 shares authorized, respectively; 10,475,740 and 9,457,859 shares issued and outstanding, respectively	10,476	9,458
Additional Paid in Capital	66,936,918	63,537,915
Accumulated Deficit	(57,751,666)	(50,702,486)
Accumulated Other Comprehensive Income (Loss)	(5,118)	(5,118)
Total Equity	9,190,612	12,839,771

Total Liabilities and Stockholders’ Equity	$26,344,945	$24,602,141

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2019 and June 30, 2018

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Licensing & Royalties	$149,659	$24,653	$499,845	$91,465
Television & Home Entertainment	295,454	34,201	1,145,561	37,955
Advertising Sales	17,522	16,926	37,682	38,935
Product Sales	1,628	631	2,106	1,269
Total Revenues	464,263	76,411	1,685,194	169,624

Operating Expenses:
Marketing and Sales	226,738	180,375	308,209	241,355
Direct Operating Costs	347,773	756,696	1,087,828	729,947
General and Administrative	1,556,611	1,328,303	3,206,131	2,650,755
Total Operating Expenses	2,131,122	2,265,374	4,602,168	3,622,057

Loss from Operations	(1,666,859)	(2,188,963)	(2,916,974)	(3,452,433)

Other Income (Expense):
Other Income	7,027	–	15,788	279
Loss on Extinguished Debt	–	–	(3,352,155)	–
Other Income - Sub-Lease	82,222	–	197,453	–
Interest Expense	(137,542)	(820)	(666,744)	(1,093)
Net Other Income (Expense)	(48,293)	(820)	(3,805,658)	(814)

Loss Before Income Tax Expense	(1,715,152)	(2,189,783)	(6,722,632)	(3,453,247)

Income Tax Expense	–	–	–	–

Net Loss	(1,715,152)	(2,189,783)	(6,722,632)	(3,453,247)

Beneficial Conversion Feature on Preferred Stock	–	–	(322,240)	–

Net Loss Applicable to Common Shareholders	$(1,715,152)	$(2,189,783)	$(7,044,872)	$(3,453,247)

Net Loss per Common Share (Basic And Diluted)	$(0.16)	$(0.26)	$(0.69)	$(0.42)

Weighted Average Shares Outstanding (Basic and Diluted)	10,447,475	8,445,528	10,180,916	8,298,666

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2019 and June 30, 2018

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Loss	$(1,715,152)	$(2,189,783)	$(6,722,632)	$(3,453,247)
Beneficial Conversion Feature on Preferred Stock	–	–	(322,240)	–
Comprehensive Loss	$(1,715,152)	$(2,189,783)	$(7,044,872)	$(3,453,247)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2019 and June 30, 2018

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771
Cumulative effect of adoption ASC 842	–	–	–	–	–	(4,306)	–	(4,306)
Warrants Issued As Part Of Debt Extinguishment	–	–	–	–	1,287,962	–	–	1,287,962
Value Of Beneficial Conversion Feature			–	–	(213,700)	–	–	(213,700)
Proceeds from Securities Purchase Agreement, Net	945,894	946	–	–	1,756,606	–	–	1,757,552
Issuance of Common Stock for Services	28,965	29	–	–	71,939	–	–	71,968
Share Based Compensation	–	–	–	–	35,749	–	–	35,749
Value of Beneficial Conversion Feature	–	–	–	–	322,240	(322,240)	–	–
Net Loss	–	–	–	–	–	(5,007,482)	–	(5,007,482)
Balance, March 31, 2019	10,432,718	10,433	2,120	2	66,798,711	(56,036,514)	(5,118)	10,767,514
Issuance of Common Stock for Services	43,022	43	–	–	80,800	–	–	80,843
Share Based Compensation	–	–	–	–	57,407	–	–	57,407
Net Loss	–	–	–	–	–	(1,715,152)	–	(1,715,152)
Balance, June 30, 2019	10,475,740	$10,476	2,120	$2	$66,936,918	$(57,751,666)	$(5,118)	$9,190,612

Balance, December 31, 2017	7,610,794	$7,611	3,530	$4	$56,588,845	$(41,551,497)	$(5,118)	$15,039,845
Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	173,112	–	173,112
Issuance of Common Stock in Registered Direct Offering, net	592,000	592	–	–	1,595,750	–	–	1,596,342
Share Based Compensation	–	–	–	–	47,852	–	–	47,852
Net Loss	–	–	–	–	–	(1,263,464)	–	(1,263,464)
Balance, March 31, 2018	8,202,794	8,203	3,530	4	58,232,447	(42,641,849)	(5,118)	15,593,687
Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	33,135	–	33,135
Conversion of Preferred Shares	470,001	469	(1,410)	(2)	(467)	–	–	–
Issuance of Common Stock for Services	277,508	278	–	–	779,722	–	–	780,000
Share Based Compensation	–	–	–	–	20,870	–	–	20,870
Net Loss	–	–	–	–	–	(2,189,783)	–	(2,189,783)
Balance, June 30, 2018	8,950,303	$8,950	2,120	$2	$59,032,572	$(44,798,497)	$(5,118)	$14,237,909

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and June 30, 2018

(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net Loss	$(6,722,632)	$(3,453,247)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	621,986	765,139
Depreciation and Amortization Expense	126,877	51,975
Accretion of Discount on Preferred Convertible Notes	390,260	–
Bad Debt	–	2,400
Stock Issued for Services	129,511	–
Stock Compensation Expense	93,156	68,722
Loss On Extinguished Debt	3,352,155	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	933,175	1,604,042
Other Receivable	17,700	256,872
Inventory, net	3,150	1,245
Prepaid Expenses & Other Assets	(181,057)	14,914
Lease Deposits	(67,523)	(325,000)
Film and Television Costs, net	(1,583,497)	(1,648,181)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(142,285)	(43,156)
Accrued Salaries & Wages	119,359	(28,197)
Deferred Revenue	81,533	135,774
Participations Payable	1,374	–
Due To Related Party	55,019	–
Accrued Expenses	221,599	(768,739)
Net Cash Used in Operating Activities	(2,550,140)	(3,365,437)

Cash Flows from Investing Activities:
Investment in Intangible Assets, net	–	(21,357)
Investment in Property & Equipment	(14,331)	(9,057)
Net Cash Used in Investing Activities	(14,331)	(30,414)

Cash Flows from Financing Activities:
Lease liability	(81,685)	–
Proceeds from Sale of Common Stock, Net	1,757,552	1,596,342
Borrowing (Repayment) of Production Facility, Net	434,912	(2,173,130)
Net Cash Provided by (used in) Financing Activities	2,110,779	(576,788)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(453,692)	(3,972,639)
Beginning Cash, Cash Equivalents, and Restricted Cash	3,085,026	7,498,072
Ending Cash, Cash Equivalents, and Restricted Cash	$2,631,334	$3,525,433

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$193,252	$–

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for production services	$23,301	$780,000
Beneficial Conversion Feature	$322,240	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Financial Statements

June 30, 2019 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended June 30, 2019 and June 30, 2018, the Company reported net losses of $1,715,152 and $2,189,783, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company reported net losses of $6,722,632 and $3,453,247, respectively. The Company reported net cash used in operating activities of $2,550,140 and $3,365,437 for the six months ended June 30, 2019, and June 30, 2018, respectively. As of June 30, 2019, the Company had an accumulated deficit of $57,751,666 and total stockholders’ equity of $9,190,612. At June 30, 2019, the Company had current assets of $4,352,922, including cash, cash equivalents, and restricted cash of $2,631,334 and current liabilities of $7,848,987. The Company had negative working capital of $3,496,065 as of June 30, 2019, compared to working capital of $971,663 as of December 31, 2018.

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

Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, the Company entered into an amendment, waiver and consent agreement, or the “February Amendment, Waiver and Consent Agreement,” with certain holders of its 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant to a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the February Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such February Amendment, Waiver and Consent Agreement, the Company agreed to issue all holders of our 10% Secured Convertible Notes due August 20, 2019 warrants to purchase up to an aggregate amount of 1,800,000 shares of our common stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

Going Concern

The Company’s current assets are not sufficient to repay its outstanding Secured Convertible Notes and fund its planned operations, and accordingly, there is substantial doubt about our ability to continue as a going concern. If the Company defaults in its payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that the Company’s assets would be sufficient to repay such indebtedness in full at such time or it may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, the Company could be forced into bankruptcy or liquidation.

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

The consolidated financial statements have been prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of June 30, 2019, and 2018, Restricted Cash totaled $401,599 and $0, respectively. Restricted cash increased $1,056 during the six months ended June 30, 2019 due to interest earned. As of December 31, 2018, Restricted Cash totaled $400,543. Restricted Cash represents funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the consolidated balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $0 for each of the periods ended June 30, 2019 and December 31, 2018.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at each of the periods ended June 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the consolidated statement of operations.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

Accordingly, the Company recorded a cumulative effect adjustment to Accumulated Deficit in the amount of $206,247. The impact to the Company’s financial statements for the three and six months ended June 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $68,184 and $136,367, respectively, and a corresponding reduction in costs in the amount of $14,317 and $28,634, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of June 30, 2019, the Company had three accounts with a combined uninsured balance of $1,773,097. As of December 31, 2018, the Company had three accounts with a combined uninsured balance of $2,183,875.

For the three and six months ended June 30, 2019, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 52% and 57% of the total revenue for the three and six months ended June 30, 2019, respectively. The Company had three customers that represented 75% of accounts receivable as of June 30, 2019. The Company had one customer who accounted for 98% of accounts receivable balance as of December 31, 2018.

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

The Company adopted FASB ASC 820 as of January 1, 2008, for financial instruments measured at fair value on a recurring basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements or cash flows.

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

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Furniture and Equipment	$19,419	$12,385
Computer Equipment	143,245	138,883
Leasehold Improvements	2,935	–
Software	15,737	15,737
Property and Equipment, Gross	181,336	167,005
Less Accumulated Depreciation	(110,216)	(91,371)
Property and Equipment, Net	$71,120	$75,634

During the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $9,725 and $4,601, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $18,845 and $23,697, respectively.

Note 4: Right Of Use Leased Asset

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

June 30, 2019
Right Of Use Leased Assets
Right Of Use Asset
Office Lease Asset	$2,142,863
Printer Lease Asset	12,374
Right Of Use Asset, Gross	2,155,237

Less Accumulated Amortization
Office Lease Accumulated Amortization	208,611
Printer Lease Accumulated Amortization	5,490
Accumulated Amortization	214,101

Right Of Use Asset, Net	$1,941,136

During the three months ended June 30, 2019, the Company recorded amortization expense of $52,973. During the six months ended June 30, 2019, the Company recorded amortization expense of $88,539.

Note 5: Film and Television Costs, Net

As of June 30, 2019, the Company had net Film and Television Costs of $9,150,943, compared to $8,166,131 at December 31, 2018. The increase relates primarily to the production and development of Rainbow Rangers season 1 and Llama Llama season 2, offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab, SpacePop, Llama Llama season 1, and Rainbow Rangers season 1.

During the three months ended June 30, 2019 and 2018, the Company recorded Film and Television Cost amortization expense of $192,803 and $733,956, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded Film and Television Cost amortization expense of $621,986 and $765,139, respectively.

The following table highlights the activity in Film and Television Costs of June 30, 2019, and December 31, 2018:

Total
Film and Television Costs, Net as of December 31, 2017	$2,777,088
Cumulative Effect of Adoption of ASC 606	(219,472)
Additions to Film and Television Costs	6,644,728
Capitalized Interest	43,510
Film Amortization Expense	(1,079,723)
Film and Television Costs, Net as of December 31, 2018	8,166,131
Additions to Film and Television Costs	1,497,688
Capitalized Interest	109,110
Film Amortization Expense	(621,986)
Film and Television Costs, Net as of June 30, 2019	$9,150,943

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through June 30, 2019, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Trademarks (a)	$129,831	$129,831
Product Masters (a)	64,676	64,676
Other Intangible Assets (a)	272,529	272,529
Intangible Assets, Gross	467,036	467,036
Less Accumulated Amortization (b)	(396,541)	(377,048)
Intangible Assets, Net	$70,495	$89,988

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through June 30, 2019, the Company has not recognized any impairment expense related to these assets.
(b)	During the three months ended June 30, 2019 and June 30, 2018, the Company recognized $9,720 and $15,279, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the six months ended June 30, 2019 and June 30, 2018, the Company recognized $19,492 and $28,278, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of June 30, 2019 is as follows:

Fiscal Year:
2019	$18,912
2020	37,835
2021	9,698
2022	1,861
2023	1,465
2024	724
Total	$70,495

Note 7: Deferred Revenue

As of June 30, 2019, and December 31, 2018, the Company had total short term and long term deferred revenue of $5,007,289 and $4,925,756, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of June 30, 2019 and December 31, 2018 is $3,371,312, which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 8: Accrued Liabilities – Current

As of June 30, 2019, and December 31, 2018, the Company has the following current accrued liabilities:

	June 30, 2019	December 31, 2018
Other Accrued Expenses (a)	$236,545	$52,865
Accrued Salaries and Wages (b)	257,184	137,825
Total Accrued Liabilities – Current	$493,729	$190,690

(a)	Represents accrued interest, insurance liability and lease deposit on sub-lease.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees for 2019 and accrued vacation payable to employees in 2018

Note 9: Secured Convertible Notes

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). The Company received approximately $4,500,000 in gross proceeds from the Offering.

The Secured Convertible Notes are the Company’s senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the Purchase Agreement. Unless earlier converted or redeemed, the Secured Convertible Notes are set to mature on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.50 per share. As further described below, pursuant to the July Amendment, Waiver and Consent (as defined below), the conversion price of the Secured Convertible Notes was reduced to an amount equal to $1.515 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the Company’s common stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap, as amended by the July Amendment Waiver and Consent, such that the Company may not issue any shares of its common stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of the Company’s common stock it could issue upon conversion of the Secured Convertible Notes without breaching its obligations, if any, under Nasdaq Stock Market LLC rules and regulations, except that such limitation shall not apply in the event that the Company obtains the approval of its stockholders as required by the applicable rules of the then applicable trading market for issuances of shares of Common Stock upon conversion of the Secured Convertible Notes in excess of such amount.

Interest under the Secured Convertible Notes is payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes became due and payable. Subject to certain equity conditions, we may force a conversion of the debt into equity. We may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The Company was in compliance with these covenants as of June 30, 2019.

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

In conjunction with the February 2019 Offering and concurrent private placement, the Company entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of its 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant to a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, the Company agreed to issue such holders warrants to purchase up to an aggregate amount of 1,800,000 shares of common stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

On July 22, 2019, in connection with a proposed public offering of shares of common stock (the “August 2019 Offering”), the Company entered into an amendment, waiver and consent agreement (the “July Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of its Secured Convertible Notes and (ii) 51% in interest of the shares of common stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the July Amendment, Waiver and Consent, such holders agreed to amend the August 2018 Purchase Agreement, the January 2018 Purchase Agreement and the Secured Convertible Notes, waive any applicable rights and remedies under each of the August 2018 Purchase Agreement and the January 2018 Purchase Agreement, and consent to the August 2019 Offering in consideration for (i) a reduction in the conversion price of the Secured Convertible Notes from $2.50 per share to an amount equal to $1.515 and (ii) the issuance to the August 2018 Purchasers of new warrants to purchase the same number of shares of common stock that were issued to each August 2018 Purchaser pursuant to the August 2018 Purchase Agreement (for an aggregate of 1,800,000 shares of common stock to all August 2018 Purchasers) at an exercise price per share equal to $1.14 and will become exercisable commencing six (6) months and one day from the date of issuance and will expire five (5) years from the date of issuance.

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

Note 10: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs that were delivered to Netflix in Fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of June 30, 2019, the Company was in compliance with these covenants.

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 5.75% and 6.14% for both the three and six month ended June 30, 2019.

On August 16, 2019, the Loan was amended to reduce the total commitment by $400,000 to $3,831,989. In connection with the amendment, the $400,000 of cash held as collateral (recorded as Restricted Cash) was released to the Company.

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

As of June 30, 2019, the Company had gross outstanding borrowing under the facility of $2,642,414 against which financing costs of $29,304 were applied resulting in net borrowings of $2,613,110. As of December 31, 2018, the Company had gross outstanding borrowings under the facility of $2,241,759 against which financing costs of $63,561 were applied resulting in net borrowings of $2,178,198.

Note 11: Disputed Trade Payable

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

Note 12: Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share. In addition, the holders of the Company’s common stock will be entitled to receive ratably such dividends, if any, as may be declared by the Company’s Board of Directors (the “Board”) out of legally available funds; however, the current policy of the Board is to retain earnings, if any, for operations and growth.

As of June 30, 2019, the total number of authorized shares of common stock was 233,333,334.

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

As of June 30, 2019, and December 31, 2018, there were 10,475,740 and 9,457,859 shares of common stock outstanding, respectively.

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

As of both June 30, 2019 and December 31, 2018, there were 2,120 shares of Series A Convertible Preferred Stock outstanding.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock.” On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

Each share of the Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock, par value $0.001 per share, based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Convertible Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Convertible Preferred Stock is $1,000 and the initial conversion price was $6.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Convertible Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock possess no voting rights.

On May 14, 2014, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company sold an aggregate of 6,000 shares of its then newly designated Series A Convertible Preferred Stock at a price of $1,000 per share for gross proceeds to us of $6,000,000. Related to the sale, the Company incurred offering costs of $620,085 resulting in net proceeds of $5,379,915. The transaction closed on May 15, 2014.

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

On February 19, 2019, the Company entered into a Securities Purchase Agreement with a certain accredited investor pursuant to which the Company sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of the Company’s common stock at $2.12 per share. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $2.12. This decrease resulted in a beneficial conversion feature of $322,240 which was recognized February 19, 2019.

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

Note 13: Stock Options

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

The following table summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2018	1,259,415	$2.09 - 12.00	2.50 years	$–	$7.39
Options Granted	81,000	$1.99	3.0 years	$–	$1.99
Options Exercised	–	–	–	–	–
Options Cancelled	–	–	–	–	–
Options Expired	–	–	–	–	–
Balance at June 30, 2019	1,340,415	$1.99 - 12.00	1.94 years	$–	$7.14

Exercisable December 31, 2018	1,070,869	$2.70 - 9.00	2.96 years	$–	$7.44
Exercisable June 30, 2019	1,145,965	$2.82 - 9.00	1.56 years	$–	$8.01

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

During the six months ended June 30, 2019, the Company recognized $93,156 in share-based compensation expense. The unvested share-based compensation as of June 30, 2019 was $257,695, which will be recognized through the second quarter of 2021 assuming the underlying grants are not cancelled or forfeited.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 9,491,175 and 5,899,389 shares as of June 30, 2019 and December 31, 2018, respectively.

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

The Company received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of the Company’s common stock and Market Price Warrants to purchase an aggregate of 371,699 shares of the Company’s common stock. In association with the Private Transaction, the Company recorded warrant exchange expense of $1,402,174 representing the difference in the fair market value of the Original Warrants and the New Warrants, as an adjustment to additional paid-in-capital.

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

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant to a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount of 1,800,000 shares of our common stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,287,962 and was calculated using the Black-Scholes option pricing model.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended June 30, 2019:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	5,899,389	$3.30 – 6.00	3.74 years	$3.35	$–
Warrants Granted	3,691,788	$2.12 – 3.00	4.89 years	$3.00	$–
Warrants Exercised	–	–	–	–	–
Warrants Expired	100,002	$6.00	–	$6.00	$–
Balance at June 30, 2019	9,491,175	$2.12 – 6.00	3.82 years	$3.05	$–

Exercisable December 31, 2018	5,899,389	$3.30 – 6.00	3.74 years	$3.53	$–
Exercisable June 30, 2019	6,745,281	$2.12 – 6.00	3.49 years	$3.30	$–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operation in the provision for income taxes. As of June 30, 2019, and December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As of June 30, 2019, weighted-average lease term for operating leases equals to 75 months. Weighted-average discount rate equals to 11%.

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

On January 30, 2019, we entered into an operating lease for 5,838 square feet of general office space at 190 Cannon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that is scheduled to commence on September 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended June 30, 2019 and June 30, 2018 were $176,664 and $71,093, respectively. Rental expenses incurred for operating leases during the six months ended June 30, 2019 and June 30, 2018 were $321,457 and $111,405, respectively. During the three months ended June 30, 2019, we received sub-lease income of $82,222. During the six months ended June 30, 2019, we received sub-lease income of $197,453.

The following is a schedule of future minimum contractual obligations as of June 30, 2019, under the Company’s operating leases and employment agreements:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	385,991	398,611	410,141	424,495	439,353	540,386	2,598,977
Employment Contracts	393,595	322,950	322,950	282,581	–	–	1,322,076
Total	779,586	721,561	733,091	707,076	439,353	540,386	3,921,053

Note 17: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the six months ended June 30, 2019 and 2018, under this agreement.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000.

On August 31, 2018 Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of June 30, 2019, Mr. Heyward was paid $53,330 and is owed $42,392, which is included in the Due To Related Parties line item on our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of June 30, 2019, twenty-six half hours had been delivered and accordingly Mr. Heyward is owed $322,400, which is included in the Due To Related Parties line item on our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The second identified series under this employment agreement is the twenty-six half hour episodes of Rainbow Rangers: Season 2. As of June 30, 2019, no episodes had been delivered.

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

As of June 30, 2019, $36,986 of accrued interest on the Secured Convertible Notes is included in the Due To Related Parties line item on our consolidated balance sheet.

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from June 30, 2019 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

On July 14, 2019, the Company issued 5,250 shares of the Company’s common stock valued at $1.15 per share to a vendor for consulting services rendered. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 16, 2019, the Company issued 25,000 shares of the Company’s common stock valued at $1.13 per share for corporate advisory services. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Amendment, Waiver and Consent

On July 22, 2019, in connection with a proposed public offering of shares of common stock (the “August 2019 Offering ”), the Company entered into an amendment, waiver and consent agreement (the “Amendment”) with certain holders constituting (i) a majority-in-interest of the holders of its 10% Secured Convertible Notes due August 20, 2019 (the “Secured Convertible Notes”), which were issued pursuant to a Securities Purchase Agreement, dated as of August 17, 2018 and as amended on February 14, 2019, by and among us and certain accredited investors (the “August 2018 Purchasers”) (the “August 2018 SPA”) and (ii) 51% in interest of the shares of common stock issued pursuant to a Securities Purchase Agreement, dated as of January 8, 2018, by and among us and certain accredited investors (the “January 2018 SPA”). The August 2018 SPA contains a covenant that restricts us from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or common stock equivalents for an effective per share purchase price of common stock of less than $2.50 per share, subject to adjustment. The January 2018 SPA contains a covenant that restricts us from selling or granting any option to purchase, or selling or granting any right to reprice, or otherwise disposing of or issuing (or announcing any offer, sale, grant or any option to purchase or other disposition) any shares of common stock or common stock equivalents for an effective per share purchase price of common stock of less than $3.00 per share, subject to adjustment. Pursuant to the Amendment, such holders have agreed to amend the August 2018 SPA, the January 2018 SPA and the Secured Convertible Notes, waive any applicable rights and remedies under each of the August 2018 SPA and the January 2018 SPA, and consent to this offering in consideration for (i) a reduction in the conversion price of the Secured Convertible Notes from $2.50 per share to an amount equal to $1.515 and (ii) the issuance to the August 2018 Purchasers of new warrants to purchase the same number of shares of common stock that were issued to each August 2018 Purchaser pursuant to the August 2018 SPA (for an aggregate of 1,800,000 shares of common stock to all August 2018 Purchasers) at an exercise price per share equal to $1.14 and will become exercisable commencing six (6) months and one day from the date of issuance and will expire five (5) years from the date of issuance.

In conjunction with the Amendment, Waiver and Consent, on July 22, 2019, the Company entered into an escrow agreement with a bank whereby the Company deposited $750,000 into an escrow account in favor of one of the Secured Convertible Note holders which guarantees that the note holders will be repaid at least $750,000 of the holders $1 million currently outstanding under the Secured Convertible Notes on or before August 20, 2019, the maturity date.

Adjustment to Series A Convertible Preferred Stock Conversion Price

In connection with the issuance of the warrants described above, the conversion price of the Company’s outstanding shares of Series A Convertible Preferred Stock was reduced from $2.12 to $1.14.

On August 14, 2019, in exchange for freelance animation services, the Company issued a total of 481,481 shares of common stock to a vendor valued at $0.81 per share. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2019 and 2018. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 1, 2019 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Secured Convertible Notes

On August 17, 2018, the Company entered into a securities purchase agreement (the “August 2018 Purchase Agreement”) with certain investors (the “August 2018 Purchasers”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at an initial conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share. We received $4,186,054 in net proceeds from the offering.

The Secured Convertible Notes are our senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the August 2018 Purchase Agreement. Unless earlier converted or redeemed, the Secured Convertible Notes are set to mature on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.50 per share. As further described below, pursuant to the July Amendment, Waiver and Consent (as defined below), the conversion price of the Secured Convertible Notes was reduced to an amount equal to $1.515 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of our common stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap, as amended by the July Amendment, Waiver and Consent, such that we may not issue any shares of our common stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of our common stock we could issue upon conversion of the Secured Convertible Notes without breaching our obligations, if any, under Nasdaq Stock Market LLC rules and regulations, except that such limitation shall not apply in the event that we obtain the approval of our stockholders as required by the applicable rules of the then applicable trading market for issuances of shares of Common Stock upon conversion of the Secured Convertible Notes in excess of such amount.

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

If we fail to meet certain conditions under the terms of the Secured Convertible Notes, we will be obligated to repay in cash the then outstanding principal amount of the Secured Convertible Notes in full by the six month anniversary of the date of maturity. We currently do not have enough cash and cash equivalents to repay the Secured Convertible Notes in full in cash. If not earlier converted, we will need to obtain additional financing or refinance the Secured Convertible Notes prior to the date when all principal payments are due. We have engaged in discussions with the holders of the Secured Convertible Notes regarding the potential extension of the maturity date of the Secured Convertible Notes, which could also include a reduction in the conversion price of the Secured Convertible Notes and/or a reduction in the exercise price of existing outstanding warrants held by the holders of the Secured Convertible Notes. There can be no assurance that we will enter into any agreements with such holders of the Secured Convertible Notes. If we do not reach any agreement to extend the maturity date of some or all of the Secured Convertible Notes, we may not be able to repay the amounts due under the Secured Convertible Notes and will be in default. If we default in our payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

February 2019 Sale of Common Stock and Warrants

On February 14, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 in net proceeds from this offering. Each share of common stock was accompanied by a registered warrant to purchase one share of common stock at an exercise price of $2.12. Each share of common stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of common stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, we also sold to the purchaser in the February 2019 Offering, unregistered warrants to purchase up to an additional 945,894 shares of our common stock.

February Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “February Amendment, Waiver and Consent Agreement,” with certain holders of our Secured Convertible Notes. Pursuant to the February Amendment, Waiver and Consent Agreement, such holders agreed to amend the August 2018 Purchase Agreement, waive any applicable rights and remedies thereunder, and consent to the February 2019 Offering and concurrent private placement. In consideration for such February Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount of 1,800,000 shares of our common stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

July Amendment, Waiver and Consent

On July 22, 2019, in connection with a proposed public offering of common stock (the “August 2019 Offering”), we entered into an amendment, waiver and consent agreement (the “July Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of our Secured Convertible Notes and (ii) 51% in interest of the shares of common stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the July Amendment, Waiver and Consent, such holders agreed to amend the August 2018 Purchase Agreement, the January 2018 Purchase Agreement and the Secured Convertible Notes, waive any applicable rights and remedies under each of the August 2018 Purchase Agreement and the January 2018 Purchase Agreement, and consent to the August 2019 Offering in consideration for (i) a reduction in the conversion price of the Secured Convertible Notes from $2.50 per share to an amount equal to $1.515 and (ii) the issuance to the August 2018 Purchasers of new warrants to purchase the same number of shares of common stock that were issued to each August 2018 Purchaser pursuant to the August 2018 Purchase Agreement (for an aggregate of 1,800,000 shares of common stock to all August 2018 Purchasers) at an exercise price per share equal to $1.14 and will become exercisable commencing six (6) months and one day from the date of issuance and will expire five (5) years from the date of issuance.

Series A Convertible Preferred Stock Price Adjustment

In connection with the issuance of the warrants described above, the conversion price of our outstanding Series A Convertible Preferred Stock was reduced from $2.12 to $1.14.

Results of Operations

Our summary results for the three months ended June 30, 2019, and the three months ended June 30, 2018 are below.

Revenues

	Three Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
Licensing & Royalties	$149,659	24,653	$125,006	507%
Television & Home Entertainment	295,454	34,201	261,253	764%
Advertising Sales	17,522	16,926	596	4%
Product Sales	1,628	631	997	158%
Total Revenue	$464,263	$76,411	$387,852	508%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, this category increased $125,006, or 507%, primarily due to the revenue generated from Rainbow Rangers and Llama Llama properties.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, Television & Home Entertainment revenue increased $261,253, or 764%, primarily due to the revenue generated from the international television deliveries of Rainbow Rangers.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $596, or 4%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Results of Operations

Expenses

	Three Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
Marketing and Sales	$226,738	$180,375	$46,363	26%
Direct Operating Costs	347,773	756,696	(408,923)	-54%
General and Administrative	1,556,611	1,328,303	228,308	17%
Interest Expense	137,542	820	136,722	16673%
Total	$2,268,664	$2,266,194	$2,470	0%

Marketing and sales expenses increased $46,363, or 26%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended June 30, 2019, we recorded film and television cost amortization expense of $192,803 and participation expense of $145,705 compared to expenses of $738,401 and $(14,732), respectively, for the three months ended June 30, 2018. The decreases in direct operating costs in the year ended June 30, 2019 compared to the prior year reflect decreases in film amortization expenses related to the Space Pop property. The negative direct operating costs for the three months ended June 30, 2018 were due to a reduction in dubbing costs that were accrued as of December 31, 2017.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended June 30, 2019 increased $228,308 or 17%, compared to the same period in 2018. This increase was primarily related to increases in salaries and related expenses and rent expense.

Interest expense for the three months ended June 30, 2019 increased $136,722, or 16673%, compared to the same period in 2018. This increase is due to the interest expense related to the $4,500,000 of Secured Convertible Notes issued August 2018 and interest charged on the Llama Llama Season 1 and Season 2 production loans. Interest was capitalized into the costs of production in 2017 prior to the completion in December 2017.

Our summary results for the six months ended June 30, 2019, and the six months ended June 30, 2018 are below.

Revenues

	Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
Licensing & Royalties	$499,845	$91,465	$408,380	446%
Television & Home Entertainment	1,145,561	37,955	1,107,606	2918%
Advertising Sales	37,682	38,935	(1,253)	-3%
Product Sales	2,106	1,269	837	66%
Total Revenue	$1,685,194	$169,624	$1,515,570	893%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, this category increased $408,380, or 446%, primarily due to the revenue generated from Rainbow Rangers and Llama Llama properties.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, Television & Home Entertainment revenue increased $1,107,606, or 2918%, primarily due to the revenue generated from the delivery of Rainbow Rangers to the Viacom Media Network as well as international territories.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales decreased by $1,253, or 3%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Expenses

	Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
Marketing and Sales	$308,209	$241,355	66,854	28%
Direct Operating Costs	1,087,828	729,947	357,881	49%
General and Administrative	3,206,131	2,650,755	555,376	21%
Interest Expense	666,744	1,093	665,651	60,901%
Total	$5,268,912	$3,623,150	1,645,762	45%

Marketing and sales expenses increased $66,854, or 28%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the six months ended June 30, 2019, we recorded film and television cost amortization expense of $621,986 and participation expense of $435,087 compared to June 30, 2018 expenses of $747,050 and $3,482, respectively, for the six months ended June 30, 2018. The increases in direct operating costs in the six months ended June 30, 2019 compared to the same period in the prior year reflect increases in film amortization and participation expenses related to increased revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for the six months ended June 30, 2019 increased $555,376 or 21%, compared to the same period in 2018. This increase was primarily related to increases in salaries and related expenses and rent expense.

Interest expense for the six months ended June 30, 2019 increased $666,651, compared to the same period in 2018. This increase is due to the interest expense and the amortization of the debt issue costs, the amortization of the debt discount related to the $4,500,000 of Secured Convertible Notes issued in August 2018 and interest charged on the Llama Llama Season 1 and Season 2 production loans. Interest was capitalized into the costs of production in 2017 prior to the completion in December 2017.

Liquidity and Capital Resources

Working Capital

As of June 30, 2019, we had current assets of $4,352,922, including cash, cash equivalents, and restricted cash of $2,631,334, and current liabilities of $7,848,987, resulting in negative working capital of $3,496,065, compared to working capital of $971,663 as of December 31, 2018. Our current assets are not sufficient to repay our outstanding Secured Convertible Notes and fund our planned operations, and accordingly, there is substantial doubt about our ability to continue as a going concern. If we default in our payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

Decreases in working capital of $4,467,728 were primarily the result of an increase in the carrying value of the Secured Convertible Notes of $2,668,153.

Comparison of Cash Flows for the Six Months Ended June 30, 2019, and the Six Months Ended June 30, 2018

Our total cash, cash equivalents, and restricted cash was $2,631,334 and $3,525,433 at June 30, 2019, and June 30, 2018, respectively.

Comparison of Cash Flows

	Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
Cash used in operations	$(2,550,140)	$(3,365,437)	$815,297	-24%
Cash used in investing activities	(14,331)	(30,414)	16,083	-53%
Cash provided by (used in) financing activities	2,110,779	(576,788)	2,687,567	-466%
Increase (decrease) in cash	$(453,692)	$(3,972,639)	$3,518,947	-89%

During the six months ended June 30, 2019, our primary sources of cash were the net proceeds from the sale of shares for $1,757,522, the collection of $399,750 from the Rainbow Rangers broadcast agreement, $168,352 in royalties received related to Psycho Bunny, and the collection of $280,750 from various Rainbow Rangers consumer products contracts.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $2,550,140 as compared to cash used in operating activities of $3,365,437 during the comparable period in the prior year.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $14,331 as compared to a use of $30,414 for the six months ended June 30, 2018. Investing activities include the purchase of furniture and equipment in 2019 and the purchase of furniture and equipment and intangible assets in 2018.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $2,110,779 as compared to ($576,788) cash used in the comparable period in 2018. During the six months ended June 30, 2019, the sources of cash generated from financing activities were the $1,757,552 in net proceeds from the sale of securities under a Securities Purchase Agreement and net borrowings of $434,912 under our production loans. During the six months ended June 30, 2018, the sources of cash generated from financing activities were the $1,596,342 in net proceeds from the sale of securities under a Securities Purchase Agreement offset by payments made on the Llama Llama production loan of $2,173,130.

Capital Expenditures

As of June 30, 2019, we do not have any material commitments for capital expenditures.

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

Accordingly, we recorded a cumulative effect adjustment to Accumulated Deficit in the amount of $206,247. The impact to our financial statements for the three and six months ended March 31, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $68,184 and $136,367, respectively, and a corresponding reduction in costs in the amount of $14,317 and $28,634, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements or consolidated cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the period ended June 30, 2019 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting

We believe we took the necessary steps during the fourth quarter of 2018 to improve our internal control over financial reporting and as a result there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2019, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

RISKS RELATING TO OUR BUSINESS

If we fail to honor our obligations under our outstanding Secured Convertible Notes, our business and financial condition may be materially adversely affected.

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the Secured Convertible Notes, the “Securities”). We received approximately $4,500,000 in gross proceeds from such offering.

We are obligated under our Secured Convertible Notes due August 20, 2019, which collectively had an outstanding unamortized book balance of approximately $4,500,000 as of March 31, 2019, and a total fair value upon issuance of $4,464,200. The Secured Convertible Notes accrue interest of 10% per annum. The Secured Convertible Notes, including interest accrued thereon, are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of our common stock at a conversion price of $1.515 per share. We are obligated to make periodic payments on such debt obligations to each noteholder. In addition, we have granted a security interest to the noteholders in all of our tangible and intangible personal property to secure our obligations under the Secured Convertible Notes.

The Secured Convertible Notes mature on August 20, 2019. If we fail to meet certain conditions under the terms of the Secured Convertible Notes, we will be obligated to repay in cash the then outstanding principal amount of the Secured Convertible Notes in full by the six month anniversary of the date of maturity. We currently do not have enough cash and cash equivalents to repay the Secured Convertible Notes in full in cash. If not earlier converted, we will need to obtain additional financing or refinance the Secured Convertible Notes prior to the date when all principal payments are due. We have engaged in discussions with the holders of the Secured Convertible Notes regarding the potential extension of the maturity date of the Secured Convertible Notes, which could also include a reduction in the conversion price of the Secured Convertible Notes and/or a reduction in the exercise price of existing outstanding warrants held by the holders of the Secured Convertible Notes. There can be no assurance that we will enter into any agreements with such holders of the Secured Convertible Notes. If we do not reach any agreement to extend the maturity date of some or all of the Secured Convertible Notes, we may not be able to repay the amounts due under the Secured Convertible Notes and will be in default. If we default in our payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

We cannot assure you that our original programming content will appeal to our distributors and viewers or that any of our original programming content will not be cancelled or removed from our distributors’ platforms.

Our business depends on the appeal of our content to distributors and viewers, which is difficult to predict. Our business depends in part upon viewer preferences and audience acceptance of our original programming content. These factors are difficult to predict and are subject to influences beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in markets. A change in viewer preferences could cause our original programming content to decline in popularity, which could jeopardize renewal of agreements with distributors.  Low ratings or viewership for programming content produced by us may lead to the cancellation, removal or non-renewal of a program and can negatively affect future license fees for such program.  If our original programming content does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our original programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue. We cannot assure you that we will be able to maintain the success of any of our current original programming content, or generate sufficient demand and market acceptance for new original programming content in the future. This could materially adversely impact our business, financial condition, operating results, liquidity and prospects.

RISKS RELATING TO OUR COMMON STOCK

Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq Capital Market (“Nasdaq”), such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements.

If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Bulletin Board does not meet such requirements and if the price of our common stock is less than $5.00 and our common stock is no longer listed on a national securities exchange such as Nasdaq, our stock may be deemed a penny stock. The penny stock rules require a broker-dealer, at least two business days prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver to the customer a standardized risk disclosure document containing specified information and to obtain from the customer a signed and date acknowledgment of receipt of that document. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 11, 2019, the Company issued 6,012 shares of common stock valued at $1.92 per share to a vendor for consulting services rendered. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 2, 2019, the Company issued 10,923 shares of common stock valued at $1.95 per share to a vendor for production services rendered. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 27, 2019, the Company issued 1,087 shares of common stock valued at $1.84 per share to a vendor for production services rendered. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 28, 2019, the Company issued 25,000 shares of common stock valued at $1.84 per share to a vendor for consulting services rendered. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018)

3.2*	Bylaws of Genius Brands International, Inc., as amended

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 19, 2019	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

