Form 10-Q
period 2019-09-30
Genius Brands International, Inc.
filed 2019-11-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N. Canon Drive, 4th FL
Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

310-273-4222

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNUS	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,426,823 shares of common stock, par value $0.001 per share, were outstanding as of November 14, 2019.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2019, and December 31, 2018

ASSETS	September 30, 2019	December 31, 2018
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$633,561	$2,684,483
Restricted Cash	–	400,543
Accounts Receivable, net	3,921,433	2,160,296
Other Receivable	2,310	20,902
Inventory	12,518	15,816
Prepaid and Other Assets	441,474	297,542
Total Current Assets	5,011,296	5,579,582

Property and Equipment, net	74,387	75,634
Right Of Use Assets, net	4,115,532	–
Film and Television Costs, net	9,450,233	8,166,131
Lease Deposits	368,001	325,000
Intangible Assets, net	61,039	89,988
Goodwill	10,365,806	10,365,806
Total Assets	$29,446,294	$24,602,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,214,756	$285,563
Accrued Expenses	150,956	52,865
Participations Payable	2,010,439	1,078,557
Deferred Revenue	737,783	874,503
Senior Secured Convertible Notes, net	3,050,312	1,831,847
Lease Liability	518,314	–
Due To Related Parties	933,596	346,759
Accrued Salaries and Wages	242,419	137,825
Total Current Liabilities	8,858,575	4,607,919

Long Term Liabilities:
Deferred Revenue	4,193,832	4,051,253
Lease Liability	3,683,115	–
Production Facility, net	3,050,416	2,178,198
Disputed Trade Payable	925,000	925,000
Total Liabilities	20,710,938	11,762,370

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized 2,120 and 2,120 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Common Stock, $0.001 par value, 233,333,334 shares authorized, 11,933,365 and 9,457,859 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	11,934	9,458
Additional Paid in Capital	70,903,988	63,537,915
Accumulated Deficit	(62,175,450)	(50,702,486)
Accumulated Other Comprehensive Income (Loss)	(5,118)	(5,118)
Total Stockholders’ Equity	8,735,356	12,839,771

Total Liabilities and Stockholders’ Equity	$29,446,294	$24,602,141

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2019 and September 30, 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Licensing & Royalties	$174,261	$210,675	$674,107	$302,140
Television & Home Entertainment	3,147,411	196,519	4,292,972	234,474
Advertising Sales	147,034	115,628	184,716	154,563
Product Sales	290	353	2,396	1,622
Total Revenues	3,468,996	523,175	5,154,191	692,799

Operating Expenses:
Marketing and Sales	97,541	92,946	405,751	334,302
Direct Operating Costs	2,841,358	476,199	3,929,187	1,206,147
General and Administrative	2,092,734	1,207,894	5,298,865	3,858,650
Total Operating Expenses	5,031,633	1,777,039	9,633,803	5,399,099

Loss from Operations	(1,562,637)	(1,253,864)	(4,479,612)	(4,706,300)

Other Income (Expense):
Other Income	1,294	9,489	17,081	9,769
Loss on Extinguished Debt	(1,080,664)	–	(4,432,819)	–
Other Income - Sub-Lease	117,416	–	314,869	–
Interest Expense	(30,642)	(577,477)	(697,386)	(578,570)
Net Other Income (Expense)	(992,596)	(567,988)	(4,798,255)	(568,801)

Loss Before Income Tax Expense	(2,555,233)	(1,821,852)	(9,277,867)	(5,275,101)

Income Tax Expense	–	–	–	–

Net Loss	(2,555,233)	(1,821,852)	(9,277,867)	(5,275,101)

Beneficial Conversion Feature on Preferred Stock	(1,686,667)	(353,333)	(2,008,907)	(353,333)

Net Loss Applicable to Common Shareholders	$(4,241,900)	$(2,175,185)	$(11,286,774)	$(5,628,434)

Net Loss per Common Share (Basic And Diluted)	$(0.38)	$(0.24)	$(1.07)	$(0.66)

Weighted Average Shares Outstanding (Basic and Diluted)	11,241,440	9,062,966	10,538,309	8,556,232

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2019 and September 30, 2018

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Loss	$(2,555,233)	$(1,821,852)	$(9,277,867)	$(5,275,101)
Beneficial Conversion Feature on Preferred Stock	(1,686,667)	(353,333)	(2,008,907)	(353,333)
Comprehensive Net Loss to Common Shareholders	$(4,241,900)	$(2,175,185)	$(11,286,774)	$(5,628,434)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2019 and September 30, 2018

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

Cumulative effect of adoption ASC 842	–	–	–	–	–	(4,306)	–	(4,306)
Warrants Issued As Part Of Debt Extinguishment	–	–	–	–	1,287,962	–	–	1,287,962
Value Of Beneficial Conversion Feature resulting from debt extinguishment	–	–	–	–	(213,700)	–	–	(213,700)
Proceeds from Securities Purchase Agreement, Net	945,894	946	–	–	1,756,606	–	–	1,757,552
Issuance of Common Stock for Services	28,965	29	–	–	71,939	–	–	71,968
Share Based Compensation	–	–	–	–	35,749	–	–	35,749
Value of Beneficial Conversion Feature	–	–	–	–	322,240	(322,240)	–	–
Net Loss	–	–	–	–	–	(5,007,482)	–	(5,007,482)

Balance, March 31, 2019	10,432,718	10,433	2,120	2	66,798,711	(56,036,514)	(5,118)	10,767,514

Issuance of Common Stock for Services	43,022	43	–	–	80,800	–	–	80,843
Share Based Compensation	–	–	–	–	57,407	–	–	57,407
Net Loss	–	–	–	–	–	(1,715,152)	–	(1,715,152)

Balance, June 30, 2019	10,475,740	10,476	2,120	2	66,936,918	(57,751,666)	(5,118)	9,190,612

Issuance of Common Stock for Services	511,731	512	–	–	423,776	–	–	424,288
Share Based Compensation	–	–	–	–	49,263	–	–	49,263
Value of Beneficial Conversion Feature	–	–	–	–	1,686,667	(1,686,667)	–	–
Warrants Issued As Part Of Debt Extinguishment	–	–	–	–	957,867	–	–	957,867
Proceeds From Warrant Exchange, net	945,894	946	–	–	667,613	–	–	668,559
Value of Warrant Inducement	–	–	–	–	181,884	(181,884)	–	–
Net Loss	–	–	–	–	–	(2,555,233)	–	(2,555,233)

Balance, September 30, 2019	11,933,365	$11,934	2,120	$2	$70,903,988	$(62,175,450)	$(5,118)	$8,735,356

Genius Brands International, Inc.

Condensed Consolidated Statement of Stockholders' Equity (continued)

Nine Months Ended September 30, 2019 and September 30, 2018

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2017	7,610,794	$7,611	3,530	$4	$56,588,846	$(41,551,497)	$(5,118)	$15,039,846

Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	173,112	–	173,112
Issuance of Common Stock in Registered Direct Offering, net	592,000	592	–	–	1,595,749	–	–	1,596,341
Share Based Compensation	–	–	–	–	47,852	–	–	47,852
Net Loss	–	–	–	–	–	(1,263,464)	–	(1,263,464)

Balance, March 31, 2018	8,202,794	8,203	3,530	4	58,232,447	(42,641,849)	(5,118)	15,593,687

Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	33,135	–	33,135
Conversion of Preferred Shares	470,001	470	(1,410)	(2)	(468)	–	–	–
Issuance of Common Stock for Services	277,508	277	–	–	779,723	–	–	780,000
Share Based Compensation	–	–	–	–	20,870	–	–	20,870
Net Loss	–	–	–	–		(2,189,783)	–	(2,189,783)

Balance, June 30, 2018	8,950,303	8,950	2,120	2	59,032,572	(44,798,497)	(5,118)	14,237,909

Issuance of Common Stock for Services	321,697	322	–	–	782,680	–	–	783,002
Share Based Compensation	–	–	–	–	44,682	–	–	44,682
Value of Beneficial Conversion Feature	–	–	–	–	353,333	(353,333)	–	–
Value of Beneficial Conversion Feature On Secured Convertible Notes	–	–	–	–	1,471,111	–	–	1,471,111
Value of Beneficial Conversion Feature On Senior Secured Notes	–	–	–	–	1,561,111	–	–	1,561,111
Net Loss	–	–	–	–	–	(1,821,852)	–	(1,821,852)

Balance, September 30, 2018	9,272,000	$9,272	2,120	$2	$63,245,489	$(46,973,682)	$(5,118)	$16,275,963

The accompanying notes are an integral part of these audited financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and September 30, 2018

(unaudited)

	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net Loss	$(9,277,867)	$(5,275,101)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	1,907,222	1,033,392
Depreciation and Amortization Expense	216,410	69,530
Accretion of Discount on Secured Convertible Notes	288,609	399,123
Bad Debt	–	2,400
Stock Issued for Services	119,798	–
Stock Compensation Expense	142,420	113,405
Loss On Extinguished Debt	4,432,819	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	(1,761,137)	2,054,496
Other Receivable	18,592	256,872
Inventory, net	3,298	1,407
Prepaid Expenses & Other Assets	(143,932)	(204,437)
Lease Deposits	(43,001)	(325,000)
Film and Television Costs, net	(2,324,023)	(3,014,150)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	182,577	(92,751)
Accrued Salaries & Wages	104,594	(36,998)
Deferred Revenue	5,859	(85,610)
Participations Payable	1,220,536	304,217
Due To Related Party	134,800	–
Accrued Expenses	136,010	(687,503)
Net Cash Used in Operating Activities	(4,636,416)	(5,486,708)

Cash Flows from Investing Activities:
Investment in Intangible Assets, net	–	(21,358)
Investment in Property & Equipment	(26,976)	(21,628)
Net Cash Used in Investing Activities	(26,976)	(42,986)

Cash Flows from Financing Activities:
Payments on Lease liability	(115,567)	–
Proceeds from Sale of Securities Purchase Agreement, Net	1,757,552	1,596,341
Proceeds From Warrant Exchange	668,558	–
Repayment of Secured Convertible Notes	(970,834)	4,186,054
Repayment of Production Facility, Net	872,218	(2,676,748)
Net Cash Provided by Financing Activities	2,211,927	3,105,647

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,451,465)	(2,424,047)
Beginning Cash, Cash Equivalents, and Restricted Cash	3,085,026	7,498,073
Ending Cash, Cash Equivalents, and Restricted Cash	$633,561	$5,074,026

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$435,129	$104,758

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for production services	$457,301	$1,563,002
Beneficial Conversion Feature	$2,008,907	$353,333
Capitalization of Operating Lease Right to Use Asset	$2,245,093	$–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

In 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”) and A2E Acquisition LLC, its newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions, A Squared, as the surviving entity, became a wholly owned subsidiary of the Company.

Liquidity

Historically, the Company has incurred net losses. For the three months ended September 30, 2019 and September 30, 2018, the Company reported net losses of $2,555,233 and $1,821,852, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company reported net losses of $9,277,867 and $5,275,101, respectively. The Company reported net cash used in operating activities of $4,636,416 and $5,486,708 for the nine months ended September 30, 2019, and September 30, 2018, respectively. As of September 30, 2019, the Company had an accumulated deficit of $62,175,450 and total stockholders’ equity of $8,735,356. At September 30, 2019, the Company had current assets of $5,011,296, including cash and cash equivalents of $633,561 and current liabilities of $8,858,575. The Company had negative working capital of $3,847,279 as of September 30, 2019, compared to working capital of $971,663 as of December 31, 2018.

On February 19, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which it sold 945,894 shares of its common stock, par value $0.001 per share ( the “Common Stock”), and warrants to purchase up to 945,894 shares of Common Stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 of net proceeds from this offering. Each share of Common Stock was accompanied by a registered warrant to purchase one share of Common Stock at an exercise price of $2.12. Each share of Common Stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of Common Stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, the Company also sold to the purchaser in the February 2019 Offering, unregistered warrants to purchase up to an additional 945,894 shares of our Common Stock.

Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, the Company entered into an amendment, waiver and consent agreement, or the “February Amendment, Waiver and Consent Agreement,” with certain holders of its 10% Secured Convertible Notes which were issued pursuant to a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the February Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such February Amendment, Waiver and Consent Agreement, the Company agreed to issue all holders of its 10% Secured Convertible Notes warrants to purchase up to an aggregate amount of 1,800,000 shares of our Common Stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

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

On July 22, 2019, in connection with a proposed public offering of shares of Common Stock (the “August 2019 Offering”), the Company entered into an amendment, waiver and consent agreement (the “July Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of its Secured Convertible Notes and (ii) 51% in interest of the shares of Common Stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the July Amendment, Waiver and Consent, such holders agreed to amend the August 2018 Purchase Agreement, the January 2018 Purchase Agreement and the Secured Convertible Notes, waive any applicable rights and remedies under each of the August 2018 Purchase Agreement and the January 2018 Purchase Agreement, and consent to the August 2019 Offering in consideration for (i) a reduction in the conversion price of the Secured Convertible Notes from $2.50 per share to an amount equal to $1.515 and (ii) the issuance to the August 2018 Purchasers of new warrants to purchase the same number of shares of Common Stock that were issued to each August 2018 Purchaser pursuant to the August 2018 Purchase Agreement (for an aggregate of 1,800,000 shares of Common Stock to all August 2018 Purchasers) at an exercise price per share equal to $1.14 and will become exercisable commencing six (6) months and one day from the date of issuance and will expire (5) years from the date of issuance.

The issuance of the warrants resulted in a modification of debt in accordance with ASC 470 and is characterized as an extinguishment of debt in accordance with ASC-470-50-40. In accordance with ASC-470-50-40-2, the Company derecognized the existing debt as if it was extinguished and recorded the new debt. The difference between the reacquisition price of the debt including the fair value of the warrants issued and the net carrying amount of the extinguished debt amounted to $957,867. This amount was recorded as a loss on debt extinguishment.

On August 20, 2019, pursuant to the Secured Convertible Notes, the Company elected to make six equal monthly principal payments of $750,000. The first payment with interest was paid on August 23, 2019.

On September 17, 2019, the Company’s Chief Executive Officer (“CEO”), Andy Heyward, purchased $500,000 of the Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction.

On September 18, 2019, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock, at an exercise price of $2.12 per share and were to expire on February 19, 2020.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76 (the “Amended Exercise Price”). The Company received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,321. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884. The amount was determined as the difference in warrants’ value due to the reduction in the exercise price. It was recorded by debiting Accumulated Deficit and crediting Additional Paid-In Capital.

As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $0.76.

On September 20, 2019, the Company and the holders of $1,958,334 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until January 31, 2020. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

On September 20, 2019, the Company and the holders of $687,500 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until August 20, 2021. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

The extension of maturity dates was characterized as a modification of debt in accordance with ASC-470-50-40. To account for the debt modification, the Company established a new effective interest rate that will amortize pre-modification debt to revised future cash flows. No gain or loss is recognized immediately due to the debt modification transaction.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer or Listing

On September 4, 2019, the Company received a notification letter from The Nasdaq Stock Market (“Nasdaq”) informing the Company that for the last 30 consecutive business days, the bid price of the Company’s Common Stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2).

This notice has no immediate effect on the Company's Nasdaq listing or trading of its Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until March 2, 2020, to regain compliance. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by March 2, 2020, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2019 and 2018 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly owned subsidiaries A Squared LLC, Llama Productions LLC and Rainbow Rangers Productions LLC, as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of September 30, 2019, Restricted Cash totaled $0. As of December 31, 2018, Restricted Cash totaled $400,543. Restricted Cash represents funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the consolidated balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $0 for each of the periods ended September 30, 2019 and December 31, 2018.

Inventory

Inventory is stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $26,097 at each of the periods ended September 30, 2019 and December 31, 2018.

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

Accordingly, the Company recorded a cumulative effect adjustment to Accumulated Deficit in the amount of $206,247. The impact to the Company’s financial statements for the three and nine months ended September 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amounts of $26,184 and $162,551, respectively, and a corresponding reduction in costs in the amounts of $14,317 and $42,952, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

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

Concentration of Risk

The Company’s cash is maintained at three financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of September 30, 2019, the Company had one account with a combined uninsured balance of $279,412. As of December 31, 2018, the Company had three accounts with a combined uninsured balance of $2,183,875.

For the three and nine months ended September 30, 2019, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 94% and 78% of the total revenue for the three and nine months ended September 30, 2019, respectively. The Company had one customer that represented 85% of accounts receivable as of September 30, 2019. The Company had one customer who accounted for 98% of accounts receivable balance as of December 31, 2018.

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s condensed consolidated financial statements or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The update removes some disclosures, modifies others, and adds some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements or cash flows.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this guidance on our condensed consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Furniture and Equipment	$19,419	$12,385
Computer Equipment	144,643	138,883
Leasehold Improvements	14,182	–
Software	15,737	15,737
Property and Equipment, Gross	193,981	167,005
Less Accumulated Depreciation	(119,594)	(91,371)
Property and Equipment, Net	$74,387	$75,634

During the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $9,378 and $7,955, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $28,223 and $31,653, respectively.

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

September 30, 2019
Right Of Use Leased Assets
Office Lease Asset	$4,387,955
Printer Lease Asset	12,374
Right Of Use Asset, Gross	4,400,329

Less Accumulated Amortization
Office Lease Accumulated Amortization	278,066
Printer Lease Accumulated Amortization	6,731
Accumulated Amortization	284,797

Right Of Use Asset, Net	$4,115,532

During the three months ended September 30, 2019, the Company recorded amortization expense of $70,020. During the nine months ended September 30, 2019, the Company recorded amortization expense of $159,238.

Note 5: Film and Television Costs, Net

As of September 30, 2019, the Company had net Film and Television Costs of $9,450,233, compared to $8,166,131 at December 31, 2018. The increase relates primarily to the production and development of Rainbow Rangers season 2 and Llama Llama Season 2, offset by the amortization of film costs associated with the revenue recognized for Thomas Edison’s Secret Lab, Llama Llama Seasons 1 and 2, and Rainbow Rangers season 1.

During the three months ended September 30, 2019 and 2018, the Company recorded Film and Television Cost amortization expense of $1,285,237 and $268,425, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded Film and Television Cost amortization expense of $1,907,222 and $1,033,392, respectively.

The following table highlights the activity in Film and Television Costs of September 30, 2019, and December 31, 2018:

Total
Film and Television Costs, Net as of December 31, 2017	$2,777,088
Cumulative Effect of Adoption of ASC 606	(219,472)
Additions to Film and Television Costs	6,644,728
Capitalized Interest	43,510
Film Amortization Expense	(1,079,723)
Film and Television Costs, Net as of December 31, 2018	8,166,131
Additions to Film and Television Costs	3,140,559
Capitalized Interest	50,765
Film Amortization Expense	(1,907,222)
Film and Television Costs, Net as of September 30, 2019	$9,450,233

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through September 30, 2019, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Trademarks (a)	$129,831	$129,831
Product Masters (a)	64,676	64,676
Other Intangible Assets (a)	272,528	272,529
Intangible Assets, Gross	467,035	467,036
Less Accumulated Amortization (b)	(405,996)	(377,048)
Intangible Assets, Net	$61,039	$89,988

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through September 30, 2019, the Company has not recognized any impairment expense related to these assets.
(b)	During the three months ended September 30, 2019 and September 30, 2018, the Company recognized $9,456 and $9,560, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the nine months ended September 30, 2019 and September 30, 2018, the Company recognized $28,949 and $37,877, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of September 30, 2019 is as follows:

Fiscal Year:
2019	$9,456
2020	37,835
2021	9,698
2022	1,861
2023	1,465
2024	724
Total	$61,039

Note 7: Deferred Revenue

As of September 30, 2019, and December 31, 2018, the Company had total short term and long term deferred revenue of $4,931,615 and $4,925,756, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of September 30, 2019 and December 31, 2018 is $3,371,312, which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 8: Accrued Liabilities – Current

As of September 30, 2019, and December 31, 2018, the Company has the following current accrued liabilities:

	September 30, 2019	December 31, 2018
Other Accrued Expenses (a)	$150,956	$52,865
Accrued Salaries and Wages (b)	242,419	137,825
Total Accrued Liabilities – Current	$393,375	$190,690

(a)	Represents accrued interest, insurance liability and lease deposit on sub-lease.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees for 2019 and accrued vacation payable to employees in 2018

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

The Secured Convertible Notes are the Company’s senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the Purchase Agreement. The Secured Convertible Notes matured on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of Common Stock at a conversion price of $2.50 per share. As further described below, pursuant to the July Amendment, Waiver and Consent (as defined below), the conversion price of the Secured Convertible Notes was reduced to an amount equal to $1.515 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to the issuance of the Company’s Common Stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap, as amended by the July Amendment Waiver and Consent, such that the Company may not issue any shares of its Common Stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of the Company’s Common Stock it could issue upon conversion of the Secured Convertible Notes without breaching its obligations, if any, under Nasdaq Stock Market LLC rules and regulations, except that such limitation shall not apply in the event that the Company obtains the approval of its stockholders as required by the applicable rules of the then applicable trading market for issuances of shares of Common Stock upon conversion of the Secured Convertible Notes in excess of such amount.

The Secured Convertible Notes matured on August 20, 2019. The Company failed to meet certain conditions under the terms of the Secured Convertible Notes and is obligated to repay in cash the then outstanding principal amount of the Secured Convertible Notes in full by the six-month anniversary of the date of maturity. On August 20, 2019, pursuant to the Secured Convertible Notes, the Company elected to make six equal monthly principal payments of $750,000. The first payment with interest was paid on August 23, 2019. As further described below, holders of the Secured Convertible Notes agreed to extend the maturity date of the Secured Convertible Notes. Subject to certain equity conditions, we may force a conversion of the debt into equity. We may redeem the Secured Convertible Notes at any time prior to maturity.

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The Company was in compliance with these covenants as of September 30, 2019.

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

The issuance of the new warrants resulted in a modification of debt in accordance with ASC 470 and is characterized as an extinguishment of debt in accordance with ASC-470-50-40. In accordance with ASC-470-50-40-2, the Company derecognized the existing debt as if it was extinguished and recorded the new debt. The difference between the reacquisition price of the debt including the fair value of the warrants issued and the net carrying amount of the extinguished debt amounted to $957,867. This amount was recorded as a loss on debt extinguishment.

In addition, the conversion option was accounted for as part of the debt’s carrying value in accordance with the bifurcation guidance per ASC 815 as it applies to the debt’s conversion feature. The conversion option was valued using the Black Scholes option pricing model. The fair value of $77,172 was recorded as part of the loss on extinguishment of debt. The conversion option will be amortized using the straight-line method over the remaining terms.

On August 20, 2019, pursuant to the Secured Convertible Notes, the Company elected to make six equal monthly principal payments of $750,000. The first payment with interest was paid on August 23, 2019.

On September 17, 2019, the Company’s CEO, Andy Heyward, purchased $500,000 of the Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction.

On September 20, 2019, the Company and the holders of $1,958,334 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until January 31, 2020. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

On September 20, 2019, the Company and the holders of $687,500 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until August 20, 2021. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

The remaining balance of $883,332 under the Secured Convertible Notes that were not extended will be paid in four monthly installments of $220,883. The September and October payments, including interest, have been paid.

Note 10: Production Loan Facility

On August 8, 2016, Llama Productions closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama (the “Series”), which is configured as fifteen half-hour episodes comprised of thirty 11 minute programs that were delivered to Netflix in Fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of September 30, 2019, the Company was in compliance with these covenants.

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 5.75% and 6.14% for both the three and nine months ended September 30, 2019.

On August 16, 2019, the Loan was amended to reduce the total commitment by $400,000 to $3,831,989. In connection with the amendment, the $400,000 of cash held as collateral (recorded as Restricted Cash) was released to the Company.

As of September 30, 2019, the Company had gross outstanding borrowing under the facility of $3,182,985 against which financing costs of $132,569 were applied resulting in net borrowings of $3,050,416. As of December 31, 2018, the Company had gross outstanding borrowings under the facility of $2,241,759 against which financing costs of $63,561 were applied resulting in net borrowings of $2,178,198.

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

As of September 30, 2019, the total number of authorized shares of Common Stock was 233,333,334.

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

On September 18, 2019, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock, at an exercise price of $2.12 per share and were to expire on February 19, 2020.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76 (the “Amended Exercise Price”). The Company received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,321. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $0.76. This decrease resulted in a beneficial conversion feature of $706,667, which was recognized on September 18, 2019.

As of September 30, 2019 and December 31, 2018, there were 11,933,365 and 9,457,859 shares of Common Stock outstanding, respectively.

Series A Convertible Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Board is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

As of both September 30, 2019 and December 31, 2018, there were 2,120 shares of Series A Convertible Preferred Stock outstanding.

On May 12, 2014, the Board authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock.” On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada.

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

On August 17, 2018, in connection with the Securities Purchase Agreement in which the Secured Convertible Notes are convertible into shares of the Company’s Common Stock at $2.50 per share. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $2.50. This decrease resulted in a beneficial conversion feature of $353,333, which was recognized on August 17, 2018.

On February 19, 2019, the Company entered into a Securities Purchase Agreement with a certain accredited investor pursuant to which the Company sold 945,894 shares of Common Stock and warrants to purchase up to 945,894 shares of the Company’s Common Stock at $2.12 per share. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $2.12. This decrease resulted in a beneficial conversion feature of $322,240, which was recognized February 19, 2019.

On July 22, 2019, in connection with a proposed public offering of shares of Common Stock, the Company entered into an amendment, waiver and consent agreement (the “July Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of its Secured Convertible Notes and (ii) 51% in interest of the shares of Common Stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the July Amendment, Waiver and Consent, such holders agreed to amend the August 2018 Purchase Agreement, the January 2018 Purchase Agreement and the Secured Convertible Notes, waive any applicable rights and remedies under each of the August 2018 Purchase Agreement and the January 2018 Purchase Agreement, and consent to the August 2019 Offering in consideration for (i) a reduction in the conversion price of the Secured Convertible Notes from $2.50 per share to an amount equal to $1.515 and (ii) the issuance to the August 2018 Purchasers of new warrants to purchase the same number of shares of Common Stock that were issued to each August 2018 Purchaser pursuant to the August 2018 Purchase Agreement (for an aggregate of 1,800,000 shares of Common Stock to all August 2018 Purchasers) at an exercise price per share equal to $1.14 and will become exercisable commencing six (6) months and one day from the date of issuance and will expire five (5) years from the date of issuance. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $1.14. This decrease resulted in a beneficial conversion feature of $980,000, which was recognized on July 22, 2019.

On September 18, 2019, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock, at an exercise price of $2.12 per share and were to expire on February 19, 2020.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76 (the “Amended Exercise Price”). The Company received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,321. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $0.76. This decrease resulted in a beneficial conversion feature of $706,667, which was recognized on September 18, 2019.

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

The following table summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2019:

	Options Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price per Share
Balance at December 31, 2018	1,259,415	$2.09 -12.00	2.50 years	$–	$7.39
Options Granted	81,000	$1.99	3.0 years	$–	$1.99
Options Exercised	–	–	–	–	–
Options Cancelled	40,793	$1.99-2.70	4.92	–	4.39
Options Expired	–	–	–	–	–
Balance at September 30, 2019	1,299,622	$2.09 -12.00	1.64 years	$–	$7.23

Exercisable December 31, 2018	1,070,869	$2.70 - 9.00	2.96 years	$–	$7.44
Exercisable September 30, 2019	1,131,172	$2.82 - 9.00	1.31 years	$–	$8.00

During the nine months ended September 30, 2019, the Company granted options to purchase 81,000 shares of Common Stock to certain officers and employees. These stock options vest on December 31, 2019. The fair value of these options was determined to be $117,797 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$1.99
Dividend Yield	0%
Volatility	125%
Risk-free interest rate	2.44%
Expected life of options	3 years

During the nine months ended September 30, 2019, the Company recognized $142,420 in share-based compensation expense. The unvested share-based compensation as of September 30, 2019 was $192,434, which will be recognized through the second quarter of 2021 assuming the underlying grants are not cancelled or forfeited.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 10,345,281 and 5,899,389 shares as of September 30, 2019 and December 31, 2018, respectively.

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

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our 10% Secured Convertible Notes, which were issued pursuant to a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount of 1,800,000 shares of our Common Stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

The allocation of carrying basis between the Warrants issued and the Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire Common Stock was $1,287,962 and was calculated using the Black-Scholes option pricing model.

On July 22, 2019, the Company entered into an amendment, waiver and consent agreement (the “Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of our 10% Secured Convertible Notes due August 20, 2019 (the “Notes”), which were issued pursuant to a securities purchase agreement, dated as of August 17, 2018 and as amended on February 14, 2019, by and among the Company and the purchasers identified on the signature pages thereto (the “August 2018 Purchase Agreement”) and (ii) 51% in interest of the shares of Common Stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the Amendment, Waiver and Consent, such holders have agreed to (i) amend the definition of “Exempt Issuance” in each of the August 2018 Purchase Agreement and January 2018 Purchase Agreement to include an agreement to issue or announce the issuance or proposed issuance of Common Stock or Common Stock Equivalents (as that term is defined in each of the August 2018 Purchase Agreement and January 2018 Purchase Agreement) in a public offering for an effective per share purchase price of Common Stock of less than $2.50 (the “Offering”), (ii) waive any applicable rights and remedies under the August 2018 Purchase Agreement and January 2018 Purchase Agreement, and (iii) consent to the Offering. In consideration for the Amendment, Waiver and Consent, the Company agreed to reduce the conversion price of the Notes from $2.50 per share of Common Stock to $1.515 (the “Note Amendment”) and issue all of the purchasers under the August 2018 Purchase Agreement warrants to purchase up to an aggregate of 1,800,000 shares of our Common Stock (the “Waiver Warrants”). The Waiver Warrants will have an exercise price of $1.14 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

On September 18, 2019, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock at an exercise price of $2.12 per share and were to expire on February 19, 2020.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76. The Company received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,321. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884.

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2019:

	Warrants Outstanding Number of Shares	Exercise Price per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	5,899,389	$3.30 – 6.00	3.74 years	$3.35		$–
Warrants Granted	5.491,788	$1.14 – 2.55	4.89 years	$3.00		$–
Warrants Exercised	945,894	$0.76	–	$0.76		$–
Warrants Expired	100,002	$6.00	–	$6.00		$–
Balance at September 30, 2019	10,345,281	$1.14 – 5.30	3.86 years	$2.80		$–
					$
Exercisable December 31, 2018	5,899,389	$3.30 – 6.00	3.74 years	$3.53		$–
Exercisable September 30, 2019	8,545,281	$2.12 – 5.30	3.55 years	$3.15		$–

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operation in the provision for income taxes. As of September 30, 2019, and December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As of September 30, 2019, weighted-average lease term for operating leases equals to 86 months. Weighted-average discount rate equals to 10.30%.

On February 6, 2018, the Company entered into an operating lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We pay rent of $364,130 annually, subject to annual escalations of 3.5%.

On December 28, 2018, the Company entered into a lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We paid rent of $24,501 monthly through August 31, 2019.

Effective January 21, 2019, the Company entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant will pay us rent of $422,321 annually, subject to annual escalations of 3.5%.

On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, 4th FL, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on September 1, 2019. We pay rent of $392,316 annually, subject to annual escalations of 3.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended September 30, 2019 and September 30, 2018 were $210,062 and $130,173, respectively. Rental expenses incurred for operating leases during the nine months ended September 30, 2019 and September 30, 2018 were $531,519 and $241,578, respectively. During the three months ended September 30, 2019, we received sub-lease income of $117,416. During the nine months ended September 30, 2019, we received sub-lease income of $314,869.

The following is a schedule of future minimum contractual obligations as of September 30, 2019, under the Company’s operating leases and employment agreements:

	2019	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	136,257	652,764	744,056	840,125	871,679	904,423	1,871,252	6,020,556
Employment Contracts	56,250	393,595	322,950	322,950	282,581	–	–	1,378,326
Total	192,507	1,046,359	1,067,006	1,163,075	1,154,260	904,423	1,871,252	7,398,882

Note 17: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the nine months ended September 30, 2019 and 2018, under this agreement.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000.

On August 31, 2018, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama Season 2. As of September 30, 2019, Mr. Heyward was paid $124,000.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of September 30, 2019, twenty-six half hours had been delivered and accordingly Mr. Heyward is owed $322,400, which is included in the Due To Related Parties line item on our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The second identified series under this employment agreement is the twenty-six half hour episodes of Rainbow Rangers: Season 2. During the three months ended September 30, 2019, 10 episodes had been delivered and accordingly Mr. Heyward is owed $62,000, which is included in the Due To Related Parties line item on our consolidated balance sheet

On July 25, 2016, the Company entered into a consulting agreement with Foothill Entertainment, Inc. (“Foothill”), an entity whose Chairman is Gregory Payne, our former corporate secretary. The Company has engaged Foothill Entertainment, Inc. for a term of six months to assist in the distribution and commercial exploitation of its audiovisual content as well as for the preparation and attendance on behalf of the Company at the MIPJR and MIPCOM markets in Cannes. The agreement continues on a month-to-month basis following the initial term. Foothill receives $12,500 per month for these services. Subsequent to the end of the period, the consulting agreement with Foothill was terminated effective January 31, 2018.

As of December 31, 2017, Mr. Payne, individually and via his ownership position in Foothill, owed to the Company $5,558 for expenditures made during the fourth quarter of 2017 related to the Brand Licensing Europe (“BLE”) and MIPCOM tradeshows. In addition, during the fourth quarter of 2017, Foothill acted as an agent on the Company’s behalf in licensing certain of our animated programs to certain broadcast networks for which Foothill owed to the Company $7,517 in license fees to be paid by the broadcaster to Foothill. Subsequent to the end of the period, the Company received a payment of $7,517 from Foothill as satisfaction of the open licensing invoice. Additionally, on February 28, 2018, Mr. Payne and the Company entered into an agreement whereby, among other things, Mr. Payne was entitled to be reimbursed for 100% of his expenses incurred at the BLE and MIPCOM tradeshows resulting in the Company owing $827 to Mr. Payne. As of December 31, 2018, no amounts are due to or from Mr. Payne or Foothill.

On September 17, 2019, Mr. Heyward purchased $500,000 of the Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction.

As of September 30, 2019, Andy Heyward is owed $47,963 for reimbursable expenses which are included in the Due To Related Parties line item on our condensed consolidated balance sheet

As of September 30, 2019, $1,233 of accrued interest on the Secured Convertible Notes is included in the Due To Related Parties line item on our condensed consolidated balance sheet.

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from September 30, 2019 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

Stock Purchase Agreement

On October 2, 2019, the Company and Mr. Heyward entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Mr. Heyward agreed to purchase 1,000,000 shares of Common Stock, in a private placement for an aggregate purchase price of $760,000, or $0.76 per share (the “Private Placement”). The Private Placement closed on October 3, 2019. The shares issued in the Private Placement were offered and sold in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated by the SEC under the Securities Act.

Conversion of Series A Convertible Preferred Stock

On October 4, 2019, 100 shares of the Company’s Series A Convertible Preferred Stock were converted into 131,579 shares of the Company’s Common Stock.

On October 17, 2019, 100 shares of the Company’s Series A Convertible Preferred Stock were converted into 131,579 shares of the Company’s Common Stock.

On October 22, 2019, 25 shares of the Company’s Series A Convertible Preferred Stock were converted into 32,895 shares of the Company’s Common Stock.

Stock Issued For Services

On October 18, 2019, in exchange for freelance animation services, the Company issued a total of 534,247 shares of Common Stock to a vendor

Securities Purchase Agreement

On October 28, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “Registered Offering”), an aggregate of 663,158 shares (the “Shares”) of Common Stock, at an offering price of $0.76 per share for gross proceeds of approximately $504,000 before deducting the placement agent fee and related offering expenses. The placement agent received a cash fee of $35,280 and warrants to purchase 46,421 shares of Common Stock at an exercise price of $0.836 per share.

The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-214805), which was filed with the Securities and Exchange Commission (the “Commission”) on November 25, 2016 and was declared effective by the Commission on December 19, 2016 (the “Registration Statement”).

Concurrent Private Placement

In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the Investor who participated in the Registered Offering warrants (the “Warrants” and collectively with the Shares, the “Securities”) exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided further that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2019 and 2018. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 1, 2019 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Secured Convertible Notes

On August 17, 2018, the Company entered into a securities purchase agreement (the “August 2018 Purchase Agreement”) with certain investors (the “August 2018 Purchasers”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our Common Stock at an exercise price of $3.00 per share. We received $4,186,054 in net proceeds from the offering.

The Secured Convertible Notes are our senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the August 2018 Purchase Agreement. The Secured Convertible Notes matured on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of Common Stock at a conversion price of $2.50 per share. As further described below, pursuant to the July Amendment, Waiver and Consent (as defined below), the conversion price of the Secured Convertible Notes was reduced to an amount equal to $1.515 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of our Common Stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap, as amended by the July Amendment, Waiver and Consent, such that we may not issue any shares of our Common Stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of our Common Stock we could issue upon conversion of the Secured Convertible Notes without breaching our obligations, if any, under Nasdaq Stock Market LLC rules and regulations, except that such limitation shall not apply in the event that we obtain the approval of our stockholders as required by the applicable rules of the then applicable trading market for issuances of shares of Common Stock upon conversion of the Secured Convertible Notes in excess of such amount.

The Secured Convertible Notes matured on August 20, 2019. The Company failed to meet certain conditions under the terms of the Secured Convertible Notes and is obligated to repay in cash the then outstanding principal amount of the Secured Convertible Notes in full by the six-month anniversary of the date of maturity. On August 20, 2019, pursuant to the Secured Convertible Notes, the Company elected to make six equal monthly principal payments of $750,000. The first payment with interest was paid on August 23, 2019. As further described below, holders of the Secured Convertible Notes agreed to extend the maturity date of the Secured Convertible Notes. Subject to certain equity conditions, we may force a conversion of the debt into equity. We may redeem the Secured Convertible Notes at any time prior to maturity.

We currently do not have enough cash and cash equivalents to repay the Secured Convertible Notes in full in cash. If not earlier converted, we will need to obtain additional financing or refinance the Secured Convertible Notes prior to the date when all principal payments are due. On September 20, 2019, the Company and holders of $1,958,334 and $687,500 of the Secured Convertible Notes agreed to extend the maturity of those Secured Convertible Notes until January 31, 2020 and August 20, 2021, respectively. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly. There can be no assurance that we will enter into any additional agreements with such holders of the Secured Convertible Notes. If we do not reach any agreement to further extend the maturity date of some or all of the Secured Convertible Notes, we may not be able to repay the amounts due under the Secured Convertible Notes and will be in default. If we default in our payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

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

On September 18, 2019, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock, at an exercise price of $2.12 per share and were to expire on February 19, 2020.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76 (the “Amended Exercise Price”). The Company received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,321. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $0.76.

Series A Convertible Preferred Stock Conversions

On October 4, 2019, 100 shares of the Company’s Series A Convertible Preferred Stock were converted into 131,579 shares of the Company’s Common Stock.

On October 17, 2019, 100 shares of the Company’s Series A Convertible Preferred Stock were converted into 131,579 shares of the Company’s Common Stock.

On October 22, 2019, 25 shares of the Company’s Series A Convertible Preferred Stock were converted into 32,895 shares of the Company’s Common Stock.

Stock Purchase Agreement

On October 2, 2019, the Company and Andy Heyward, the Company’s Chairman and Chief Executive Officer, entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Mr. Heyward agreed to purchase 1,000,000 shares of Common Stock, in a private placement for an aggregate purchase price of $760,000, or $0.76 per share (the “Private Placement”). The Private Placement closed on October 3, 2019.

Stock Issued For Services

On October 18, 2019, in exchange for freelance animation services, the Company issued a total of 534,247 shares of Common Stock to a vendor.

Securities Purchase Agreement

On October 28, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “Registered Offering”), an aggregate of 663,158 shares (the “Shares”) of Common Stock, at an offering price of $0.76 per share for gross proceeds of approximately $504,000 before deducting the placement agent fee and related offering expenses.

The Shares were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-214805), which was filed with the Securities and Exchange Commission (the “Commission”) on November 25, 2016 and was declared effective by the Commission on December 19, 2016 (the “Registration Statement”).

In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the Investor who participated in the Registered Offering warrants (the “Warrants” and collectively with the Shares, the “Securities”) exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided further that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

Results of Operations

Our summary results for the three months ended September 30, 2019, and the three months ended September 30, 2018 are below.

Revenues

	Three Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Licensing & Royalties	$174,261	210,675	$(36,414)	(17)%
Television & Home Entertainment	3,147,411	196,519	2,950,892	1502%
Advertising Sales	147,034	115,628	31,406	27%
Product Sales	290	353	(63)	(18)%
Total Revenue	$3,468,996	$523,175	$2,945,821	563%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended September 30, 2019 compared to the three months ended September 30, 2018, this category decreased $36,414 or 17%.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended September 30, 2019 compared to the three months ended September 30, 2018, Television & Home Entertainment revenue increased $2,950,892 or 1,502%, primarily due to the revenue generated from the delivery of Llama Llama Season 2 to Netflix in September.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $31,406 or 27%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase is due to our continued efforts to grow this revenue stream of our business.

Expenses

	Three Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Marketing and Sales	$97,541	$92,946	4,595	5%
Direct Operating Costs	2,841,358	476,199	2,365,159	497%
General and Administrative	2,092,734	1,207,894	884,840	73%
Interest Expense	30,642	577,477	(546,835)	(95)%
Total	$5,062,275	$2,354,516	2,707,759	115%

Marketing and sales expenses increased $4,595, or 5%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the three months ended September 30, 2019 increased $2,365,159, or 497%, compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, we recorded film and television cost amortization expense of $1,285,237 and participation expense of $1,022,229 compared to expenses of $268,425 and $168,621, respectively, for the three months ended September 30, 2018. The increases in film amortization and participation expenses were primarily related to the Llama Llama Season 2 property. We also incurred $523,000 of distribution costs related to dubbing Llama Llama Season 2 in foreign languages.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended September 30, 2019 increased $884,840, or 73%, compared to the same period in 2018. This increase was primarily related to increases in salaries and related expenses, legal rent, consulting, and investor relations expenses. Rent expense includes rent for two offices, which is offset by sublease income received, which is included in other income and expenses

Interest expense for the three months ended September 30, 2019 decreased $546,835, or 95%, compared to the same period in 2018. This decrease is due to the interest expense related to the $4,500,000 of Secured Convertible Notes issued August 2018. Interest expense for the three months ended September 30, 2018 included interest and the amortization of the debt issue costs, the amortization of the debt discount related to the $4,500,000 of Secured Convertible Notes issued in August 2018, which were expensed in the first quarter of 2019. Therefore, there was no amortization of these costs in the three months ended September 30, 2019.

Our summary results for the nine months ended September 30, 2019, and the nine months ended September 30, 2018 are below.

Revenues

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Licensing & Royalties	$674,107	$302,140	$371,967	123%
Television & Home Entertainment	4,292,972	234,474	4,058,498	1731%
Advertising Sales	184,716	154,563	30,153	20%
Product Sales	2,396	1,622	774	48%
Total Revenue	$5,154,191	$692,799	$4,461,392	644%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, this category increased $371,967, or 123%, primarily due to the revenue generated from Rainbow Rangers and Llama Llama properties.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, Television & Home Entertainment revenue increased $4,058,498, or 1,731%, primarily due to the revenue generated from the delivery of Llama Llama Season 2 to Netflix, delivery of Rainbow Rangers Season 1 to Viacom and deliveries to international territories.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $30,153, or 20%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is due to our continued efforts to grow this revenue stream of our business.

Expenses

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Marketing and Sales	$405,751	$334,302	71,449	21%
Direct Operating Costs	3,929,187	1,206,147	2,723,040	226%
General and Administrative	5,298,865	3,858,650	1,440,215	37%
Interest Expense	697,386	578,570	118,816	21%
Total	$10,331,189	$5,977,669	4,353,520	73%

Marketing and sales expenses increased $71,499, or 21%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the nine months ended September 30, 2019 increased $2,723,040, or 226%, compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we recorded film and television cost amortization expense of $1,907,222 and participation expense of $1,457,315 compared to September 30, 2018 expenses of $1,033,392 and $183,434, respectively, for the nine months ended September 30, 2018. The increases in direct operating costs in the nine months ended September 30, 2019 compared to the same period in the prior year reflect increases in film amortization and participation expenses related to increased revenues from the Llama Llama Season 2 property. We also incurred $523,000 of distribution costs related to dubbing Llama Llama Season 2 in foreign languages.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for the nine months ended September 30, 2019 increased $1,440,215, or 37%, compared to the same period in 2018. This increase was primarily related to increases in salaries and related expenses, legal fees, rent, consulting and investor relations expenses.

Interest expense for the nine months ended September 30, 2019 increased $118,816, or 21%, compared to the same period in 2018. This increase is due to the interest expense and the amortization of the debt issue costs; the amortization of the debt discount related to the $4,500,000 of Secured Convertible Notes issued in an August 2018 production loan.

Liquidity and Capital Resources

Working Capital

As of September 30, 2019, we had current assets of $5,011,296, including cash and cash equivalents, of $633,561, and current liabilities of $8,858,575, resulting in negative working capital of $3,847,279, compared to working capital of $971,663 as of December 31, 2018. Our current assets are not sufficient to repay our outstanding Secured Convertible Notes and fund our planned operations, and accordingly, there is substantial doubt about our ability to continue as a going concern. If we default in our payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

Decreases in working capital of $4,818,942 were primarily the result of a decrease in accounts receivable of $1,761,137, increases in accounts payable of $929,193, increase in participation payable of $931,882 and an increase in the carrying value of the Secured Convertible Notes of $1,218,465.

Comparison of Cash Flows for the Nine Months Ended September 30, 2019, and the Nine Months Ended September 30, 2018

Our total cash, cash equivalents, and restricted cash was $633,561 and $5,074,026 at September 30, 2019, and September 30, 2018, respectively.

Comparison of Cash Flows

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
Cash used in operations	$(4,636,416)	$(5,486,708)	$850,292	(15)%
Cash used in investing activities	(26,976)	(42,986)	16,010	(37)%
Cash provided by (used in) financing activities	2,211,927	3,105,647	(893,270)	(28)%
Increase (decrease) in cash	$(2,451,465)	$(2,424,047)	$(27,418)	1%

During the nine months ended September 30, 2019, our primary sources of cash were the net proceeds from the sale of shares for $1,757,522, net proceeds from the warrant exercise, an increase in the production loan of $872,218, the collection of $399,750 from the Rainbow Rangers broadcast agreement, $168,352 in royalties received related to Psycho Bunny, and the collection of $280,750 from various Rainbow Rangers consumer products contracts.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $4,636,416 as compared to cash used in operating activities of $5,486,708 during the comparable period in the prior year.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $26,976 as compared to a use of $42,986 for the nine months ended September 30, 2018. Investing activities include the purchase of furniture and equipment in 2019 and the purchase of furniture and equipment and intangible assets in 2018.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $4,211,927 as compared to $3,105,647 cash used in the comparable period in 2018. During the nine months ended September 30, 2019, the sources of cash generated from financing activities were the $1,757,552 in net proceeds from the sale of securities under a Securities Purchase Agreement, $668,558 in net proceeds from the warrant conversion and net borrowings of $872,218 under our production loans. During the nine months ended September 30, 2018, the sources of cash generated from financing activities were the $1,596,341 in net proceeds from the sale of securities under a Securities Purchase Agreement offset by payments made on the Llama Llama production loan of $2,676,748.

The Secured Convertible Notes matured on August 20, 2019. The Company failed to meet certain conditions under the terms of the Secured Convertible Notes and is obligated to repay in cash the then outstanding principal amount of the Secured Convertible Notes in full by the six-month anniversary of the date of maturity. On August 20, 2019, pursuant to the Secured Convertible Notes, the Company elected to make six equal monthly principal payments of $750,000. The first payment with interest was paid on August 23, 2019.

On September 20, 2019, the Company and the holders of $1,958,334 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until January 31, 2020. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

On September 20, 2019, the Company and the holders of $687,500 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until August 20, 2021. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

The remaining balance of $883,332 under the Secured Convertible Notes that were not extended will be paid in four monthly installments of $220,883. The September and October payments, including interest, have been paid.

Capital Expenditures

As of September 30, 2019, we do not have any material commitments for capital expenditures.

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

Accordingly, the Company recorded a cumulative effect adjustment to Accumulated Deficit in the amount of $206,247. The impact to the Company’s financial statements for the three and nine months ended September 30, 2018 resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount $26,184 and $162,551, respectively, and a corresponding reduction in costs in the amount of $14,317 and $42,952, respectively, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

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

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s condensed consolidated financial statements or cash flows.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements or condensed consolidated cash flows.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this guidance on our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the period ended September 30, 2019 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2019, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject.

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

We are obligated under our Secured Convertible Notes, which collectively had an outstanding unamortized book balance of approximately $3,050,416 as of September 30, 2019, and a total fair value upon issuance of $4,464,200. The Secured Convertible Notes accrue interest of 10% per annum. The Secured Convertible Notes, including interest accrued thereon, are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of our Common Stock at a conversion price of $1.515 per share. We are obligated to make periodic payments on such debt obligations to each noteholder. In addition, we have granted a security interest to the noteholders in all of our tangible and intangible personal property to secure our obligations under the Secured Convertible Notes.

The Secured Convertible Notes matured on August 20, 2019. We failed to meet certain conditions under the terms of the Secured Convertible Notes and are obligated to repay in cash the then outstanding principal amount of the Secured Convertible Notes in full by the six-month anniversary of the date of maturity. On August 20, 2019, pursuant to the Secured Convertible Notes, the Company elected to make six equal monthly principal payments of $750,000. The first payment with interest was paid on August 23, 2019.

On September 17, 2019, the Company’s Chief Executive Officer, Andy Heyward, purchased $500,000 of the Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction.

On September 20, 2019, the Company and the holders of $1,958,334 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until January 31, 2020. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

On September 20, 2019, the Company and the holders of $687,500 of the Secured Convertible Notes, extended the maturity date of those Secured Convertible Notes until August 20, 2021. The Company also agreed to pay the 10% interest to the holders monthly instead of quarterly.

The remaining balance of $883,332 under the Secured Convertible Notes not extended will be paid in four monthly installments of $220,883. The September and October payments, including interest, have been paid.

We currently do not have enough cash and cash equivalents to repay the Secured Convertible Notes in full in cash. If not earlier converted, we will need to obtain additional financing or refinance the Secured Convertible Notes prior to the date when all principal payments are due. There can be no assurance that we will enter into any additional agreements with such holders of the Secured Convertible Notes. If we do not reach any agreement to further extend the maturity date of some or all of the Secured Convertible Notes, we may not be able to repay the amounts due under the Secured Convertible Notes and will be in default. If we default in our payment obligations under the Secured Convertible Notes and the indebtedness under the Secured Convertible Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full at such time or we may not be able to obtain debt or equity financing on favorable terms or if at all to repay the Secured Convertible Notes. As a result, we could be forced into bankruptcy or liquidation.

We cannot assure you that our original programming content will appeal to our distributors and viewers or that any of our original programming content will not be cancelled or removed from our distributors’ platforms.

Our business depends on the appeal of our content to distributors and viewers, which is difficult to predict. Our business depends in part upon viewer preferences and audience acceptance of our original programming content. These factors are difficult to predict and are subject to influences beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in markets. A change in viewer preferences could cause our original programming content to decline in popularity, which could jeopardize renewal of agreements with distributors.  Low ratings or viewership for programming content produced by us may lead to the cancellation, removal or non-renewal of a program and can negatively affect future license fees for such program.  If our original programming content does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our original programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue. We cannot assure you that we will be able to maintain the success of any of our current original programming content or generate sufficient demand and market acceptance for new original programming content in the future. This could materially adversely impact our business, financial condition, operating results, liquidity and prospects.

RISKS RELATING TO OUR COMMON STOCK

Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our Common Stock.

On September 4, 2019, the Company received a notification letter from The Nasdaq Stock Market (“Nasdaq”) informing the Company that for the last 30 consecutive business days, the bid price of the Company’s Common Stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2).

This notice has no immediate effect on the Company's Nasdaq listing or trading of its Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until March 2, 2020, to regain compliance. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by March 2, 2020, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

If we fail to satisfy the continued listing requirements of Nasdaq Capital Market, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 14, 2019, the Company issued 5,250 shares of Common Stock to a vendor for consulting services rendered. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 16, 2019, the Company issued 25,000 shares of Common Stock to a vendor for consulting services rendered. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 2, 2019, the Company issued 481,481 shares of Common Stock to a vendor for production services rendered. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
No.	Description
4.1	Form of Amendment to Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)

4.2	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)

4.3*	Form of Amendment to Secured Convertible Note between the Company and each of Anson Investments Master Fund LP, Brio Capital Master Fund Ltd. and Richard Molinsky

4.4*	Form of Amendment to Secured Convertible Note between the Company and each of Jaime Taicher, Michael G. Klein Living Trust and AGC Aviation, LLC

4.5*	Form of Amendment to Secured Convertible Note between the Company and K. Tucker Anderson

10.1	Amendment, Waiver and Consent Agreement, dated as of July 22, 2019, by and among Genius Brands International, Inc. and the signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)

10.2	Form of Warrant Exercise Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2019)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2019	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

