Form 10-K
period 2019-12-31
Genius Brands International, Inc.
filed 2020-03-30
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

000-54389

Commission file number

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N. Canon, 4th Fl.
Beverly Hills, CA 90210

310-273-4222

(Address and telephone number of principal executive offices)

____________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange where registered

Common Stock, par value $0.001 per share	GNUS	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $12,658,092, computed by reference to the last sale price of $1.39 for the common stock on the Nasdaq Capital Market reported for such date.

As of March 29, 2020, there were 29,592,229 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Item 1A. below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”) and our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov.

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

Our Products

Original Content

We own and produce original content that is meant to entertain and enrich toddlers to tweens as well as families. It is generally a three-year cycle from the inception of an idea, through production of the content and development and distribution of a range of consumer products to retail, creating an inevitable lag time between the creation of the intellectual property to the realization of economic benefit of those assets. Our goal is to maintain a robust and diverse portfolio of brands, appealing to various interests and ages, featuring evergreen topics with global appeal. Our portfolio of intellectual property can be licensed, re-licensed, and potentially exploited for years to come, with revenue derived from multiple sources and territories. Our portfolio of original content includes:

Content in Production

Rainbow Rangers Season 2: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When there’s trouble for the people or animals of the Earth, the Rangers ride a rainbow across the sky to save the day. We have partnered with Mattel Inc.’s Fisher Price Toys as the master toy partner for the series, and Viacom’s Nick Jr. has licensed the series for broadcast in the US. Nick Jr. ordered a second season of Rainbow Rangers and we have delivered the first 13 half hours. International broadcast agreements are currently being negotiated in numerous territories.

Content in Development

Superhero Kindergarten: In conjunction with Stan Lee’s POW! Entertainment, Arnold Schwarzenegger’s Oak Productions and Alibaba we are developing an animated pre-school series with the current title of “Stan Lee’s Superhero Kindergarten.” Stan Lee’s Superhero Kindergarten tells the story of a classroom, led by a former superhero/teacher voiced by Mr. Schwarzenegger, filled with kids with superpowers and how they learn to use those powers to fight against the forces of evil while still dealing with all of the issues that come from being 6 years old.

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

Already Released Content

Rainbow Rangers: We completed 26 half hour episodes in February of 2019 and the series premiered on Nick Jr. in November 2018. The series was created by Shane Morris, the co-writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When there’s trouble for the people or animals of the Earth, the Rangers ride a rainbow across the sky to save the day. A global licensing program is in place and the first products were introduced to the market in the second quarter of 2019.

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

Llama Llama Season 2: We completed production of ten half-hour animated episodes in 2019 which were delivered to Netflix in September 2019. Back for Season 2 are Llama Llama’s creators including Oscar-winning director Rob Minkoff (The Lion King), director Saul Blinkoff (Doc McStuffins), showrunner Joe Purdy, art director Ruben Aquino (Frozen) and Emmy-winning producers Jane Startz and Andy Heyward. Based on the NY Times #1 best-selling children’s books of the same name, the animated series centers on young Llama Llama’s first steps in growing up and facing childhood milestones. Each episode is structured around a childhood milestone and a life lesson learned by Llama Llama and his friends, told with a sense of humor, vitality, and understanding.

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

Genius Brands Network

Recognizing the need for a safe destination devoted to providing educational, engaging, and entertaining "Content with a Purpose" to kids and families, we launched the Genius Brands Network, comprised of the Kid Genius Cartoon Network and Baby Genius TV. The network is distributed on an advertiser supported video-on-demand (“AVOD”) and subscription video-on-demand (“SVOD”) basis and is ubiquitously available with cable and satellite providers (such as Comcast), OTT platforms (such as Roku), and mobile devices (such as Apple).  We are now available in over 100 million homes and 200 million mobile devices.

The Kid Genius Cartoon Network provides quality programming for kids 6 - 11. Our Kid Genius Cartoon Network presents kids with new and intriguing subjects that stimulate their senses and imagination during every viewing. We believe that parents will enjoy their kids being entertained and learning from our enriching and educational series. Featured series include, Genius-owned perennial favorites Thomas Edison's Secret Lab and Warren Buffett’s Secret Millionaires Club, as well as content from third-party producers from around the world.

Baby Genius TV provides enriching and entertaining content for toddlers through preschoolers, where lessons are learned through music, laughter, and colorful characters that ignite their imaginations. Our programming includes Baby Genius, Amber the Ambulance, Dino the Dinosaur, Shark Academy, and others.

The Kid Genius Cartoon Channel Plus was launched in September 2017 on Amazon Prime. Kid Genius Cartoon Channel Plus is a subscription video-on-demand service available for $3.99 per month to the approximately 100 million US Amazon Prime members that combines our Kid Genius and Baby Genius channels into one premium offering.

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast but also digital platforms. We have strong ties to and actively solicit placement for our content from large linear broadcasters such as Nickelodeon, The Disney Channel, Cartoon Network, Sprout, and PBS. Similarly, on the digital side, we are partnered with Comcast’s Xfinity platform as well as AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, YouTube, Cox, Dish, Sling and Zumo as well as Connected TV. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, VOD, and digital distribution.

Finally, we expanded our long-term strategic partnership with Sony Pictures Home Entertainment from domestic to global in January 2017. On August 31, 2018, Sony Pictures Home Entertainment assigned all of its rights and interest in our programs to Alliance Entertainment, LLC (“AEC”).

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

Customers and Licensees

Typically, our business is not reliant on one or a few major customers; however, in 2019, two customers accounted for 65% of our revenue from the delivery of Llama Llama Season 2 to Netflix and the delivery of Rainbow Rangers Season 1 to Nick Jr. In 2018, one customer accounted for 20% of our revenue. As of December 31, 2019, we had partnered with over 60 consumer products licensees going to market with nearly 500 stock keeping units (“SKU”). As of the same date, we licensed our content to over 44 broadcasters in over 90 territories globally as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally.

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

We also maintain websites which include our corporate website located at www.gnusbrands.com, as well as www.spacepopgirls.com, www.kidgeniustv.com, www.babygenius.com, www.smckids.com, www.slam7.com, www.edisonsecretlab.com and www.rainbowrangers.com. These websites are subject to laws and regulations directly applicable to Internet communications and commerce, which is a currently developing area of the law. The United States has enacted Internet laws related to children’s privacy, copyrights and taxation. However, laws governing the Internet remain largely unsettled. The growth of the market for Internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the Internet. We cannot predict with certainty what impact such laws will have on our business in the future.  In order to comply with new or existing laws regulating Internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Because our products are manufactured by third parties and licensees, we are not significantly impacted by federal, state and local environmental laws and do not have significant costs associated with compliance with such laws and regulations.

Employees

As of December 31, 2019, we had 19 full-time equivalent employees and one contracted part-time employee. We employ on an outsourced, as-needed basis, contractors in the fields of investor relations, public relations, accounting and production.

Intellectual Property

As of December 31, 2019, we own the following properties and related trademarks: “SpacePop”, Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Kid Genius”, “Wee Worship”, “A Squared”, and “Kaflooey”, as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have the United States trademark and various international trademarks applications pending for Rainbow Rangers.

As of December 31, 2019, we hold 14 registered trademarks in multiple classes in the United States as well as additional trademarks in the United States that are associated with our other brands. We also have a number of registered and pending trademarks in Europe, Australia, China, Japan and Mexico and other countries in which our products are sold.

As of December 31, 2019, we also held 146 motion picture, 13 sound recordings, and two literary work copyrights related to our video, music and written work products.

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

Our principal executive offices are located at 190 N Canon Drive, 4th Floor, Beverly Hills, California 90210. Our telephone number is 310-273-4222. We maintain an Internet website at www.gnusbrands.com. The information contained on, connected to or that can be accessed via our website is not part of this prospectus.

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

RISKS RELATING TO OUR BUSINESS

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has potential to have an adverse impact on the entertainment industry and, if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business, which could be material. The Company’s management cannot at this point estimate the impact of the outbreak on it’s business and no provision for this outbreak are reflected in the accompanying financial statements.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2019, we generated net revenues of $5,907,899 and incurred a net loss of $11,481,245, while for the previous year, we generated net revenue of $993,452 and incurred a net loss of $9,003,901. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

As of December 31, 2019, we had approximately $305,000 of available cash, cash equivalents, and restricted cash. Following various financings during the first quarter of 2020, as of March 28, 2020, we had approximately $2.8 million of cash and cash equivalents. Additional funds may be required to fund operations and repay our outstanding debt which could be raised through the issuance of equity securities and/or debt financing. There is no assurance that any type of financing on terms acceptable to us will be available or will otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If we obtain stockholder approval, any equity financing at a price below the then current conversion price of our March 2020 Secured Convertible Notes or the exercise price of the March 2020 Warrants will result in an adjustment to the conversion price or exercise price applicable to such securities, resulting in the potential issuance of additional shares of our common stock upon the conversion or exercise of such securities, which would further dilute our other stockholders.

If we are not able to obtain sufficient capital, we may then be forced to limit the scope of our operations.

We expect that as our business continues to evolve, we will need additional working capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors could have a material adverse effect on our future operating results and our financial condition.

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

As of March 29, 2019, our management team and Board of Directors beneficially own or control (including conversions, options or warrants exercisable or convertible within 60 days) a combined 3,436,505 shares or 11.24-%, of our shares currently outstanding (including conversions, options or warrants exercisable or convertible within 60 days). Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

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

RISKS RELATING TO OUR COMMON STOCK

A substantial number of shares of our common stock may be issued pursuant to the terms of the 2020 Convertible Notes, which could cause the price of our common stock to decline.

The 2020 Convertible Notes are convertible into shares of our common stock at an initial conversion price of $1.375 per share, for an aggregate of 10,000,000 shares, or approximately 33.8% of our outstanding common stock as of March 29, 2020 (without taking into account the limitations on the conversion of the 2020 Convertible Notes as described elsewhere in this Report). If we obtain stockholder approval, the 2020 Convertible Notes will be convertible into shares of our common stock at a conversion price of $0.21 per share, for an aggregate of 65,476,190 shares, or approximately 221.2% of our outstanding common stock as of March 29, 2020 (without taking into account the limitations on the conversion of the 2020 Convertible Notes as described elsewhere in this Report). Furthermore, the number of shares of common stock to be issued may be substantially greater, if upon stockholder approval, the 2020 Convertible Notes are converted into shares of common stock in accordance with the installment conversion process, each as described elsewhere in this Report. In such case, the number of shares of common stock issued will be determined based on a discount to the then current market price. We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under the 2020 Convertible Notes. The number of shares of common stock to be issued also may be substantially greater if we voluntarily reduce the conversion price of the 2020 Convertible Notes as permitted under the 2020 Convertible Notes (if stockholder approval is obtained).

The 2020 Convertible Notes likely will be converted only at times when it is economically beneficially for the holder to do so, and we are entitled to make installment conversions only at a price per share that is at a discount to the then current market price. The issuance of these shares will dilute our other equity holders, which could cause the price of our common stock to decline.

The requirement that we repay the 2020 Convertible Notes and interest thereon in cash under certain circumstances, and the restrictive covenants contained in the 2020 Convertible Notes, could adversely affect our business plan, liquidity, financial condition and results of operations.

We may be required to repay the 2020 Convertible Notes and interest thereon in cash if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we will be required to repay the outstanding principal balance and accrued but unpaid interest, if any, along with a premium, upon the occurrence of a Change of Control (as defined in the 2020 Convertible Notes). In addition, the 2020 Convertible Notes contain restrictive covenants, including a cash burn covenant. These obligations and covenants could have important consequences on our business. In particular, they could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on the 2020 Convertible Notes;

●	limit, among other things, our ability to borrow additional funds and otherwise raise additional capital, and our ability to conduct acquisitions, joint, ventures or similar arrangements, as a result of our obligations to make such payments and comply with the restrictive covenants in the 2020 Convertible Notes;

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors that have lower fixed costs.

In the event we are required to repay the 2020 Convertible Notes in cash, we may seek to refinance the remaining balance, by either refinancing with the holders of the 2020 Convertible Notes, by raising sufficient funds through a sale of equity or debt securities or by obtaining a credit facility. No assurances can be given that we will be successful in making the required payments under the 2020 Convertible Notes, or in refinancing our obligations on favorable terms, or at all. Should we determine to refinance, it could be dilutive to shareholders.

If we are unable to make the required cash payments, there could be a default under the 2020 Convertible Notes. In such event, or if a default otherwise occurs under the 2020 Convertible Notes, including as a result of our failure to comply with the financial or other covenants contained therein, the holders of the 2020 Convertible Note could require us to immediately repay the outstanding principal and interest on the 2020 Convertible Note in cash, plus a significant premium.

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

On September 4, 2019, we received a notification letter from The Nasdaq Stock Market (“Nasdaq”) informing us that for the last 30 consecutive business days, the bid price of the our Common Stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2) (the “Rule”).

This notice has no immediate effect on our Nasdaq listing or trading of its Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until March 2, 2020, to regain compliance. To regain compliance, the closing bid price of our Common Stock must have been at least $1.00 per share for a minimum of ten consecutive business days. If we did not regain compliance by March 2, 2020, we were potentially eligible for additional time to regain compliance or if we were otherwise not eligible, we were able to request a hearing before a Nasdaq Hearings Panel (“Panel”).

On March 3, 2020, we received notification from Nasdaq that we were granted an additional 180-day compliance period, or until August 31, 2020, to regain compliance with the minimum $1.00 bid price per share requirement of the Rule. Nasdaq’s determination to grant the additional 180-day compliance period was based on our meeting the continued listing requirement for the market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and our provision of written notice of our intention to cure the deficiency during the second compliance period, including effecting a reverse stock split if necessary.

If at any time before August 31, 2020, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule, and the matter will be closed.

If we do not meet the minimum bid requirement during the additional 180-day grace period, Nasdaq will provide written notification to us that our Common Stock will be subject to delisting. At such time, we may appeal the delisting determination to a Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal a subsequent delisting determination by the Staff to the Panel, that such appeal would be successful.

This current notification from Nasdaq has no immediate effect on the listing or trading of our Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “GNUS”

If we fail to satisfy the continued listing requirements of Nasdaq Capital Market, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements.

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

As of March 29, 2020, approximately 29,592,229 shares of common stock of the 29,592,229 shares of common stock issued and outstanding are free trading. Additionally, as of March 29, 2019, there are 2,047,619 shares of common stock underlying the Series A Convertible Preferred Stock that could be sold pursuant to Rule 144. As of the same date, there are 62,630,757 shares of common stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements as well as 928,263 shares of common stock underlying registered warrants. Lastly, as of March 29, 2019, there are 1,289,866 shares of common stock underlying outstanding options granted and 877,801 shares reserved for issuance under our Genius Brands International, Inc. Amended 2015 Incentive Plan, all of which are unregistered but will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Following the six month anniversary of the issuance of the 2020 Convertible Notes, the shares of common stock issuable upon conversion of the 2020 Convertible Notes become eligible to be sold pursuant to Rule 144.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of March 29, 2020, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 85.19% of our outstanding common stock, including shares of common stock subject to preferred shares, stock options, and warrants that are currently convertible or exercisable or will be convertible or exercisable within 60 days after March 29, 2020. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We leased 3,251 square feet of general office space at 301 North Canon Drive, Suite 305, Beverly Hills, CA 90210 pursuant to a 35-month sub-lease that commenced on May 1, 2015. Upon the end of the amended lease on January 26, 2018, we relocated our offices. We paid rent of $136,542 annually, subject to annual escalations of 3%.

On February 6, 2018, we entered into a lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We pay rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective January 21, 2019, we entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant pays us rent of $422,321 annually, subject to annual escalations of 3.5%.

On December 28, 2018, we entered into a lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We pay rent of $24,501 monthly.

On January 30, 2019, we entered into a lease for 5,838 square feet of general office space at 190 Cannon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on September 1, 2019. We pay rent of $392,316 annually, subject to annual escalations of 3.5%.

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

The last reported closing price for our common stock on the Nasdaq Capital Market on March 27, 2020 was $0.30 per share.

Stockholders

As of March 29, 2020, the number of shares of common stock outstanding was 29,592,229. As of March 29, 2020, there were approximately 177 active record holders of our shares of issued and outstanding common stock. This number does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

The following table reflects, as of December 31, 2019, compensation plans pursuant to which we are authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,289,866	$7.18	877,801
Equity compensation plans not approved by shareholders	–	–	–
Total	1,289,866	$7.18	877,801

Issuances of Unregistered Sales of Securities

During the year ended December 31, 2019, the Company issued 296,053 shares of common stock pursuant to the conversion of 225 shares of Series A Convertible Preferred Stock at a conversion price of $0.76 per share.

During the year ended December 31, 2019, the Company issued 3,804,766 shares of common stock pursuant to the conversion of 798 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

These securities were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On October 18, 2019, the Company issued 534,247 shares of Common Stock valued at $0.73 to a vendor for production services rendered.

Item 6.	Selected Financial Data

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2019 and 2018. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described above in the section entitled “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Recent Developments

January 2020 Warrant Exercise Agreement

On January 22, 2020, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $3.90 per share and were to expire in October 2022.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Agreement) (the “Amended Exercise Price”). The Company received approximately $170,000 from the exercise of the Original Warrants.

March 2020 Private Placement

On March 11, 2020, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13,750,000 (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) warrants to purchase 65,476,190 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7,000,000, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4,000,000 (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, the Company’s Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which were paid at the closing and not pursuant to an Investor Note.

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants described below occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

The SPA contains certain representations and warranties, covenants and indemnities customary for similar transactions. In addition, the Company agreed to the following additional covenants including, but not limited to: (i) the Company shall hold a stockholder meeting (the “Stockholder Meeting”), by no later than May 15, 2020, to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”) and the Company will be obligated to continue to seek Stockholder Approval every 90 days until such approval is obtained, (ii) until the date that the 2020 Convertible Notes are no longer outstanding, the Company will not issue, offer, sell or grant any equity or equity-linked security, subject to certain limited exceptions described in the SPA, unless (A) Stockholder Approval has been obtained prior thereto and (B) (i) at least 75% of the gross proceeds in excess of the first $2,000,000 of gross proceeds of all subsequent Financings consummated prior to the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata based on an Investor’s Purchase Price which redemption may be waiver by an Investor and it will not increase the pro-rata percentage of any other Investors) or (ii) at least 75% of the gross proceeds of any such subsequent placement consummated after the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata), (iii) the Company shall use its best efforts to effectuate the transactions contemplated by the Voting Agreements executed by the Company and the stockholders who hold in the aggregate approximately 40% of the outstanding shares of Common Stock which require that such stockholders vote in favor of the proposals voted on at the Stockholder Meeting, and (iv) promptly securing the listing of certain shares issuable pursuant to the transaction documents and maintaining the listing of the shares of Common Stock on an eligible market.

In addition, pursuant to the terms of the SPA, the 2020 Convertible Notes and the Warrants, the Company agreed that the following will apply or become effective only following Stockholder Approval: (1) the conversion price of the 2020 Convertible Notes shall be reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company, (2) the exercise price of the Warrants shall be immediately reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company, (3) the 2020 Convertible Notes and Warrants shall each have full ratchet anti-dilution protection for subsequent financings (subject to certain exceptions), (4) existing warrant holders that are participating in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Company Common Stock) will have their existing warrants’ exercise prices reduced to $0.21 and (5) the investors shall have a most favored nations right which provides that if the Company enters into a subsequent financing, then the Investors (together with their affiliates) at their sole discretion shall have the ability to exchange their 2020 Convertible Notes on a $1 for $1 basis into securities issued in the new transaction. Additionally, in the event that any warrants or options (or any similar security or right) issued in a subsequent financing include any terms more favorable to the holders thereof (less favorable to the Company) than the terms of the Warrants, the Warrants shall be automatically amended to include such more favorable terms.

In addition, for as long as any 2020 Convertible Notes or Warrants remain outstanding, the Company will not (i) issue or sell any rights, warrants or options to subscribe for or purchase Common Stock or directly or indirectly convertible into or exchangeable or exercisable for Common Stock at a price which varies or may vary with the market price of the Common Stock, including by way of one or more reset(s) to any fixed price, unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable Conversion Price with respect to the Common Stock into which any 2020 Convertible Notes are convertible or redeemable or the then applicable Exercise Price (as defined in the Warrants) with respect to the Common Stock into which any Warrant is exercisable or (ii) enter into, or effect any transaction under, any agreement, including, but not limited to, an equity line of credit, an “at-the-market” offering or similar agreement, whereby the Company may issue securities at a future determined price.

On March 16, 2020 the holders of the August 2018 Secured Convertible Notes were repaid in full including any outstanding interest.

Amortization of Principal

The 2020 Convertible Notes provide that the Company will repay the principal amount of 2020 Convertible Notes in equal monthly installments of 1/12th of the principal amount of the 2020 Convertible Notes beginning October 31, 2020 and the last business day of each calendar month anniversary thereafter (each an “Installment Date”). On each Installment Date, assuming the Equity Conditions described below are met and Stockholder Approval has been obtained, all or some of the Installment Amount (as defined in the 2020 Convertible Notes) shall be converted into shares of Common Stock, provided however that the Company may elect prior to any Installment Date to pay all or a portion of the installment amount in cash, as described below.

The Company may elect to pay each monthly Installment Amount in (i) cash (a “Company Redemption” and such cash payment, the “Company Installment Redemption Price”) equal to 100% of the portion of such Installment Amount which the Company elects or is required to redeem pursuant to a Company Redemption (the “Company Redemption Amount”) or (ii) if (a) the Equity Conditions described below are satisfied or waived and (b) the Company so elects and Stockholder Approval has been obtained, by conversion of all or some of an Installment Amount into Common Stock (a “Company Conversion”). To the extent that the Company elects to pay an Installment Amount in shares of Common Stock, then (A) twenty-three (23) trading days prior to the applicable Installment Date (each such date being a “Pre-Installment Date”), the Company shall deliver to the Investor(s) a number of shares of Common Stock (each such quantity being a “Pre-Installment Share Amount”) equal to the Installment Amount being paid in shares of Common Stock divided by the lower of (i) the then prevailing Conversion Price or (ii) the Market Price (as defined below) determined on the applicable Pre-Installment Date, and (B) on the applicable Installment Date, the Company shall deliver to the Investor a number of shares of Common Stock equal to (a) the amount of the applicable Installment Amount being paid in shares of Common Stock divided by the lower of (i) the then prevailing Conversion Price or (ii) the Market Price determined on the applicable Installment Date, less (b) any applicable Pre-Installment Share Amount delivered pursuant to the applicable Installment Amount. “Market Price” means 85% of the arithmetic average of the five (5) lowest daily Weighted Average Prices of the Common Stock during the twenty (20) consecutive Trading Day period ending on the Trading Day immediately preceding the applicable date of determination, subject to adjustments for any stock split, stock dividend, stock combination, reclassification or other similar transaction during such measuring period.

With respect to any given date of determination, the “Equity Conditions” include:

(i) on each day during the period beginning thirty (30) Trading Days immediately prior to the applicable date of determination and ending on and including the applicable date of determination (the “Equity Conditions Measuring Period”), the shares of Common Stock issuable pursuant to the 2020 Convertible Notes and upon exercise of the Warrants (the “Underlying Securities”) shall be registered for resale pursuant to one or more registration statements filed with the SEC or eligible for sale pursuant to Rule 144 promulgated under the Securities Act (or a successor rule thereto) (collectively, “Rule 144”);

(ii) on each day during the Equity Conditions Measuring Period, the Common Stock is designated for quotation on the Nasdaq Capital Market (the “Principal Market”) or any other eligible market and shall not have been suspended from trading on such exchange or market nor shall delisting or suspension by such exchange or market been threatened (with delisting reasonably likely to occur after giving effect to all applicable notice, appeal, cure, compliance and hearing periods), commenced or pending either (A) in writing by such exchange or market or (B) by falling below the then effective minimum listing maintenance requirements of such exchange or market;

(iii) during the Equity Conditions Measuring Period, the Company shall have delivered shares of Common Stock pursuant to the terms of the 2020 Convertible Notes and shares of Common Stock upon exercise of the Warrants to the holders on a timely basis as set forth in the 2020 Convertible Notes and the Warrants, respectively;

(iv) the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions may be issued in full without violating the 2020 Convertible Notes and the rules or regulations of the Principal Market or any other applicable eligible market;

(v) during the Equity Conditions Measuring Period, the Company shall not have failed to timely make any payments within five (5) business days of when such payment is due pursuant to any transaction document;

(vi) during the Equity Conditions Measuring Period, there shall not have occurred either (A) the public announcement of a pending, proposed or intended Fundamental Transaction (as defined in the 2020 Convertible Notes) which has not been abandoned, terminated or consummated, (B) an Event of Default or (C) an event that with the passage of time or giving of notice would constitute an Event of Default or Triggering Event (as defined in the 2020 Convertible Notes);

(vii) the Company shall have no knowledge of any fact that would cause (x) one or more registration statements not to be effective and available for the resale of all remaining shares of Common Stock issuable pursuant to the terms of the 2020 Convertible Notes and upon exercise of the Warrants (in each case, without giving effect to any limitation on conversion or exercise set forth herein and therein), including the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions, or (y) any shares of Common Stock issuable pursuant to the terms of the 2020 Convertible Notes and upon exercise of the Warrants (in each case, without giving effect to any limitation on conversion or exercise set forth herein and therein), including the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions, not to be eligible for sale without restriction pursuant to Rule 144 (other than with respect to Rule 144(i)) (or any successor thereto) promulgated under the Securities Act, provided that no Public Information Failure has occurred, and any applicable state securities laws;

(viii) during the Equity Conditions Measuring Period, the Company otherwise shall have been in compliance with and shall not have breached any provision, covenant, representation or warranty of any transaction document in any material respect (other than representations or warranties subject to material adverse effect or materiality, which may not be breached in any respect);

(ix) during the Equity Conditions Measuring Period, the Investor shall not have been in possession of any material, nonpublic information received from the Company, any subsidiary or its respective agent or affiliates;

(x) the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions are duly authorized and listed and eligible for trading without restriction on an eligible market;

(xi) the average daily dollar trading volume of the Common Stock as reported by Bloomberg during the twenty (20) Trading Days immediately prior to the applicable date of determination shall be at least $100,000; and

(xii) on each Trading Day during the Equity Conditions Measuring Period, the closing price of the Common Stock equals or exceeds $0.05 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after March 11, 2020).

Any holder of a Note may, by notice to the Company, accelerate future installment payments to any applicable Installment Date, in which case the Company will deliver shares of Common Stock for the conversion of such accelerated payments (the “Accelerated Amount”), regardless of whether the Installment Amount scheduled to be paid on such applicable Installment Date shall be paid in cash, shares of Common Stock or a combination thereof. In the event that the Investor delivers one or more such notices of acceleration, the aggregated Accelerated Amount shall not be greater than six (6) times such Investor’s pro rata amount.

If the Company fails to redeem the Company Redemption Amount on the applicable Installment Date by payment of the Company Installment Redemption Price on such date, then at the option of the Investor designated in writing to the Company (any such designation shall be deemed a “Conversion Notice” pursuant to the 2020 Convertible Notes), (i) the Investor shall have the rights set forth in the 2020 Convertible Notes as if the Company failed to pay the applicable Company Installment Redemption Price and all other rights as an Investor in the 2020 Convertible Notes (including, without limitation, such failure constituting an Event of Default described in the 2020 Convertible Notes) and (ii) the Investor may require the Company to convert all or any part of the Company Redemption Amount at the Company Conversion Price as in effect on the applicable Installment Date.

Subject to certain beneficial ownership limitations, until the Company Installment Redemption Price is paid in full, the Company Redemption Amount may be converted, in whole or in part, by the Investor into Common Stock. In the event the Investor elects to convert all or any portion of the Company Redemption Amount prior to the applicable Installment Date as set forth in the immediately preceding sentence, the Company Redemption Amount so converted shall be deducted in reverse order starting from the final Installment Amount to be paid on the final Installment Date, unless the Investor otherwise indicates and allocates among any Installment Dates in the applicable Conversion Notice.

Optional Redemption at Company’s Election

At any time after the date of issuance of the 2020 Convertible Notes, the Company will have the right to redeem a portion or all of the 2020 Convertible Notes in cash at a price equal to (i) so long as there has been no Equity Conditions Failure during the period beginning on the date on which the Company provided notice of such redemption through the trading day immediately before the date the Company makes the entire redemption payment, 110% of the Conversion Amount to be redeemed and (ii) if an Equity Conditions Failure occurs (which is not waived in writing by the holder) at any time during the period beginning on the date on which the Company provided notice of such redemption through the trading day immediately before the date the Company makes the entire redemption payment, the greater of (x) 125% of the Conversion Amount to be redeemed and (y) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date on which the Company provided notice of such redemption and ending on the trading day immediately before the date the Company makes the entire redemption payment, by (II) the lowest Conversion Price in effect during such period.

Conversion of the 2020 Convertible Notes

Each Note is convertible, at the option of the Note holder, into shares of Common Stock at an initial conversion price of $1.375, subject to adjustment as provided in the 2020 Convertible Notes; provided, however, upon receipt of Stockholder Approval, the conversion price shall be $0.21, subject to adjustment as provided in the 2020 Convertible Notes.

On or after the date Stockholder Approval is obtained, if the Company issues or sells, or the Company publicly announces the issuance or sale of, any shares of Common Stock, or convertible securities or options issuable or exchangeable into Common Stock (a “New Issuance”), under which such Common Stock is sold for a consideration per share less than the Conversion Price then in effect, the conversion price of the 2020 Convertible Notes will be adjusted to the New Issuance price in accordance with the formulas provided in the 2020 Convertible Notes. Any such adjustment will not apply with respect to the issuance of Excluded Securities (as defined in the 2020 Convertible Notes). Upon Stockholder Approval, the conversion price may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company.

March Securities Purchase Agreement

On March 22, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain long standing investors (the “Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 4,000,000 shares Common Stock at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses.

Series A Convertible Preferred Stock Conversions

On January 15, 2020, 666 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 3,171,428 shares of the Company’s Common Stock.

Financings

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

August Securities Purchase Agreement

On August 17, 2018, we entered into a securities purchase agreement (the “August 2018 Purchase Agreement”) with certain investors, pursuant to which we agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at an initial conversion price of $2.50 per share (the “Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share. We received $4,186,054 in net proceeds from the offering.

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

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

February 2019 Sale of Common Stock and Warrants

On February 19, 2019, we entered into a securities purchase agreement with a certain accredited investor pursuant to which we sold 945,894 shares of common stock and warrants to purchase up to 945,894 shares of our common stock, or the registered warrants, to such investor (the “February 2019 Offering”). We received $1,757,552 of net proceeds from this offering. Each share of common stock was accompanied by a registered warrant to purchase one share of common stock at an exercise price of $2.12. Each share of common stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of common stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, we also sold to the purchaser in the February 2019 Offering, unregistered warrants to purchase up to an additional 945,894 shares of our common stock.

February Amendment, Waiver and Consent

In connection with the February 2019 Offering and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue all holders of our 10% Secured Convertible Notes due August 20, 2019 warrants to purchase up to an aggregate amount 1,800,000 shares of our comment stock. Such warrants have an exercise price of $2.55 per share, became exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

July Amendment, Waiver and Consent

On July 22, 2019, in connection with a proposed public offering of Common Stock (the “August 2019 Offering”), we entered into an amendment, waiver and consent agreement (the “July Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of our Secured Convertible Notes and (ii) 51% in interest of the shares of Common Stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the July Amendment, Waiver and Consent, such holders agreed to amend the August 2018 Purchase Agreement, the January 2018 Purchase Agreement and the Secured Convertible Notes, waive any applicable rights and remedies under each of the August 2018 Purchase Agreement and the January 2018 Purchase Agreement, and consent to the August 2019 Offering in consideration for (i) a reduction in the conversion price of the Secured Convertible Notes from $2.50 per share to an amount equal to $1.515 and (ii) the issuance to the August 2018 Purchasers of new warrants to purchase the same number of shares of Common Stock that were issued to each August 2018 Purchaser pursuant to the August 2018 Purchase Agreement (for an aggregate of 1,800,000 shares of Common Stock to all August 2018 Purchasers) at an exercise price per share equal to $1.14 and became exercisable commencing six (6) months and one day from the date of issuance and will expire five (5) years from the date of issuance.

Series A Convertible Preferred Stock Price Adjustments

In connection with the issuance of the warrants described above, the conversion price of our outstanding Series A Convertible Preferred Stock was reduced from $2.12 to $1.14.

On September 18, 2019, we entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of our existing warrants (the “Original Warrants”). The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock, at an exercise price of $2.12 per share and were to expire on February 19, 2020.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76 (the “Amended Exercise Price”). We received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,321. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $0.76.

On November 20, 2019, we entered into a settlement agreement and release (“Settlement Agreement”) with certain holders of Series A Convertible Preferred Stock of the Company (each, a “Preferred Holder” and collectively, the “Preferred Holders”) constituting 58% of the outstanding Series A Preferred Stock in connection with a dispute that arose between the parties with respect to certain rights under the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of the Company filed with the Nevada Secretary of State on May 14, 2014 (the “Certificate of Designations”).

Pursuant to the Settlement Agreement, we agreed to adjust the conversion price of the Series A Convertible Preferred Stock to $0.21 and the parties agreed to terminate and deem null and void that certain Securities Purchase Agreement, dated as of May 14, 2014, by and among the Preferred Holders and the other parties signatories thereto, with respect to the Preferred Holders. The Preferred Holders, constituting the holders of at least a majority of the outstanding Preferred Shares (the “Required Holders”), agreed and consented to an amendment and restatement of the Certificate of Designations. The parties also agreed to customary releases and a covenant not to sue as further contained in the Settlement Agreement.

Stock Purchase Agreement

On October 2, 2019, the Company and Andy Heyward, our Chairman and Chief Executive Officer, entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Mr. Heyward agreed to purchase 1,000,000 shares of Common Stock, in a private placement for an aggregate purchase price of $760,000, or $0.76 per share (the “Private Placement”). The Private Placement closed on October 3, 2019.

Stock Issued For Services

On October 18, 2019, in exchange for freelance animation services, the Company issued a total of 534,247 shares of Common Stock to a vendor.

October Securities Purchase Agreement

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

December Warrant Exercise Agreement

On December 16, 2019, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain of the holders of Existing Warrants (defined herein) to purchase an aggregate of 3,646,135 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.21 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants to purchase up to an aggregate of approximately 3,646,135 shares of Common Stock (the “New Warrants”), with such New Warrants issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The Company used a portion of these cash proceeds towards payment of certain Secured Convertible Notes.

Results of Operations

Years Ended December 31, 2019 and 2018

Our summary results for the years ended December 31, 2019 and 2018 are below.

Revenues	Twelve Months Ended
	December 31, 2019	December 31, 2018	$ Change	% Change
Licensing & Royalties	$864,205	$449,385	$414,820	92%
Television & Home Entertainment	4,817,072	323,709	4,493,363	1388%
Advertising Sales	223,659	217,999	5,660	3%
Product Sales	2,963	2,359	604	26%
Total Revenue	$5,907,899	$993,452	$4,914,447	495%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the year ended December 31, 2019 compared to December 31, 2018, this category increased $414,820, or 92%, primarily due to increases revenues generated from Rainbow Rangers and Llama Llama properties in 2019.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018, Television & Home Entertainment revenue increased $4,493,363 or 1,388%, primarily due to the revenue generated in 2019 from the delivery of the Llama Llama Season 2 to Netflix and Rainbow Rangers Season 1 to Nickelodeon and Shanghai Senyu Media in China.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $5,660, or 3%, during the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 primarily due to the addition of new distribution partners, increased advertising impressions served and additional ad campaigns in 2019. This was a result of our efforts to continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018, product sales associated with Warren Buffett’s Secret Millionaire Club increased by $604, or 26%, due to additional Warren Buffet doll sales in 2019.

Expenses	Twelve Months Ended
	December 31, 2019	December 31, 2018	$ Change	% Change
Marketing and Sales	$730,200	$738,122	$(7,922)	-1%
Direct Operating Costs	4,568,497	1,536,722	3,031,775	197%
General and Administrative	7,115,678	4,982,779	2,132,899	43%
Impairment Loss	–	1,740,000	(1,740,000)	-100%
Interest Expense	807,205	1,019,376	(212,171)	-21%
Total Expenses	$13,221,580	$10,016,999	$3,204,581	32%

Marketing and sales expenses decreased $7,922, or 1%, for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018, primarily due to a slight decrease in marketing and advertising expenses to promote the Rainbow Rangers and Llama Llama properties.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the twelve months ended December 31, 2019 increased $3,031,775, or 197%, compared to the twelve months ended December 31, 2018. During the twelve months ended December 31, 2019, we recorded film and television cost amortization expense of $2,230,024 and participation expense of $1,690,936, compared to the twelve months ended December 31, 2018, where we recorded expenses of $1,079,723 and $397,988, respectively. The increases in direct operating costs in the year ended December 31, 2019 compared to the prior year reflect increases in film amortization expense, participation expense and dubbing costs related to the delivery of Llama Llama to Netflix and the delivery of Rainbow Rangers to Nickelodeon in 2019.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative costs for twelve months ended December 31, 2019 increased $2,132,899, or 43%, compared to the same period in 2018. This increase is primarily due to an increase of $769,658 in professional fees, $598,788 in increased salaries and wages, $396,788 in increased rent expense, and $200,847 in increase stock based compensation. Fluctuations in other general and administrative expenses comprise the balance of the variance.

In connection with the Merger in 2013, the Company acquired $1,740,000 of Identifiable Artistic-Related Assets. These assets, related to certain properties owned by A Squared and assumed by the Company, were valued using an independent firm. Based on certain legal, regulatory, contractual, and economic factors, the Company has deemed these assets to be indefinite-lived. Hence, pursuant to FASB ASC 350-30, these assets are not subject to amortization and are tested annually for impairment. As of December 31, 2018, the Company performed an analysis and determined the Identifiable Artistic-Related Intangible Assets no longer have value and as a result has recognized $1,740,000 of impairment expense related to the Identifiable Artistic-Related Intangible Assets. No additional impairment expense was recorded.

Interest expense for the twelve months ended December 31, 2019 decreased $212,171, compared to the same period in 2018. This decrease is due to the amortization of the debt issue costs, the amortization of the debt discount related to the $4,500,000 of Senior Convertible, and interest expense in 2018.

Liquidity and Capital Resources

Working Capital

As of December 31, 2019, we had current assets of $4,646,249, including cash, cash equivalents, and restricted cash of $305,121, and current liabilities of $8,296,385, resulting in negative working capital of $3,650,136, compared to a working capital of $971,663 as of December 31, 2018.

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

The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021.

Decreases in working capital were:

Production costs for Rainbow Rangers Season 2 of $2,686,904.

Repayment of the Secured Convertible Notes including interest totaling $2,039,829.

An increase in General and Administrative expenses of $2,132,899 primarily resulting from an increase in salaries and wages, professional fees, rent expense and stock-based compensation expense.

Comparison of Cash Flows for the Years Ended December 31, 2019 and 2018

Our total cash, cash equivalents, and restricted cash were $305,121 and $3,085,026 at December 31, 2019 and 2018, respectively.

Comparison of Cash Flows
	Twelve Months Ended
	December 31, 2019	December 31, 2018	Change	%Change
Cash used in operations	$(6,251,150)	$(8,008,011)	$1,756,861	-22%
Cash used in investing activities	(26,976)	(42,985)	16,009	-37%
Cash provided by financing activities	3,498,221	3,637,950	(139,729)	-4%
Decrease in cash	$(2,779,905)	$(4,413,046)	$1,633,141	-37%

During the year ended December 31, 2019, our primary sources of cash from financing activities including the $2,517,552 in net sales of common stock, and $1,345,368 in proceeds from warrant exchanges. During the year ended December 31, 2018, our primary sources of cash were from the $1,596,340 raised from the January 2018 Private Placement, the issuance of $4,186,054 of senior secured notes (the “Senior Secured Notes”) and the September Production Loans.

Operating Activities

Cash used in operating activities for the twelve months ended December 31, 2019 was $6,251,150 as compared to cash used in operating activities of $8,008,011 during the prior period. The decrease in cash used in operating activities is primarily due to a decrease in production costs, an increase in accounts receivable and a loss on extinguishment of debt. The decrease was partially offset by the increase in net loss for 2019 and by the impairment loss on intangible assets in 2018.

Investing Activities

Cash used in investing activities for the twelve months ended December 31, 2019 was $26,976 as compared to a use of $42,985 for the twelve months ended December 31, 2018. Investing activities include the development of certain intangible assets and the purchase of furniture and equipment in 2019.

Financing Activities

Cash generated from financing activities for the twelve months ended December 31, 2019 was $3,498,221 as compared to $3,637,950 generated in the comparable period in 2018. During the twelve months ended December 31, 2019, the sources of cash generated from financing activities were $2,517,552 in net sales of common stock, and $1,345,368 in proceeds from warrant exchange, offset by $1,633,336 in repayment of the Senior Secured Notes. During the twelve months ended December 31, 2018, the $1,596,341 in net proceeds from the warrant exchange and $4,186,054 in net proceeds from the issuance of the Senior Secured Notes. The use of cash was the repayment of the production facility in the amount of $2,144,445.

Capital Expenditures

As of December 31, 2019, we do not have any material commitments for capital expenditures.

Critical Accounting Policies

Our accounting policies are described in the notes to the consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Accordingly, on January 1, 2018 the Company recorded a cumulative effect adjustment to beginning accumulated deficit in the amount of $206,245. The impact to our financial statements for the year ended December 31, 2018, resulting from the adoption of Topic 606 as of January 1, 2018 was a reduction of revenue in the amount of $188,734, and a corresponding reduction in costs in the amount of $57,269, from the amounts reported. The amounts prior to adoption were not recognized pursuant to Topic 606 and would have been reported pursuant to Topic 605.

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31, 2018	Impact Of Adoption	January 1, 2018
Prepaid and Other Assets	$265	$15	$280
Film and Television Costs, net	$2,777	$(219)	$2,558
Total assets	$27,713	$(204)	$27,509

Participations Payable	$1,718	$(1)	$1,717
Deferred Revenue	$5,085	$(409)	$4,676
Total liabilities	$12,673	$(410)	$12,263

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

The Company sells advertising on its Kid Genius channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual costs per thousand (CPM) per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We adopted ASU 2017-04 in 2019. The impact to our consolidated financial position, results of operations and cash flows was minimal.

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 was effective for public business entities for fiscal year beginning after December 15, 2018. We adopted ASU 2017-11 in 2019. The impact to our consolidated financial position, results of operations and cash flows was minimal.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The update removes some disclosures, modifies others, and adds some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-13 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. We adopted ASU 2018-07 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2019-02 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2019, our internal control over financial reporting were effective based on those criteria.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the year ended December 31, 2019 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of March 30, 2020:

Name	Age	Position
Andy Heyward	71	Chief Executive Officer and Chairman of the Board of Directors
Robert L. Denton	60	Chief Financial Officer
Michael A. Jaffa	54	General Counsel, Corporate Secretary
Joseph “Gray” Davis *	77	Director
P. Clark Hallren *	58	Director
Michael Klein	72	Director
Margaret Loesch *	73	Director
Lynne Segall*	67	Director
Anthony Thomopoulos *	82	Director

_______

* Denotes directors who are “independent” under applicable SEC and Nasdaq rules.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

On March 19, 2020, Bernard Cahill due to personal reasons, decided he could no longer maintain his position as a member of the Board and as a member of the Audit Committee of the Board, and departed effective as of that date. Mr. Cahill’s departure was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices.

The following sections of the Company’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the Company’s fiscal year on December 31, 2019 (the “2020 Proxy Statement”), are incorporated by reference: “The Board of Directors,” “Family Relationships,” “Board Leadership and Role in Risk Oversight,” “Committees of the Board of Directors and Meetings” and “Code of Conduct and Ethics”.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Item 11.	Executive Compensation

The response to this item is incorporate by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from this discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from this discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2020 Proxy Statement.

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

The response to this item is incorporated by reference from this discussion responsive thereto under the caption “Independent Registered Public Accounting Firm (Proposal No. 5)” in our 2020 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1	Articles of Incorporation of Genius Brands International Inc., as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2018)
3.2	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.3	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
4.1	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.2	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
4.3	Form of Subordinated Indenture (Incorporated by reference from Registration Statement on Form S-3 filed with the SEC on November 25, 2016)
4.4	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.5	Form of Market Price Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.6	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
4.7	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
4.8	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.10	Form of Registered Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.11	Form of Private Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.12	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.13*	Description of Capital Stock
4.14	Form of Amendment to Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
4.15	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
4.16	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
4.17	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)

10.1†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.2†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.5	Form of Registration Rights Agreement between Genius Brands International, Inc. and the Investors signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.6†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.8	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.9	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
10.10†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
10.13	Loan and Security Agreement dated August 5, 2016 between Genius Brands International, Inc. and Llama Productions LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016)
10.14	Subscription Agreement dated January 17, 2017 between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.15	Form of Warrant Exercise Agreement dated February 9, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2017)
10.16	Securities Purchase Agreement dated October 3, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
10.17	Securities Purchase Agreement dated January 8, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
10.18†	Employment Agreement dated April 18, 2018 between Genius Brands International, Inc. and Robert Denton (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018)
10.19	Securities Purchase Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.20	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.21	Loan and Security Agreement dated September 28, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.22	Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.23	Amended and Restated Employment Agreement dated November 16, 2018 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2018)

41

10.24†

Employment Agreement dated April 16, 2018 between Genius Brands International, Inc. and Michael Jaffa (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019)

10.25	Amendment, Waiver and Consent Agreement, dated as of July 22, 2019, by and among the Company and the signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
10.26	Form of Warrant Exercise Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2019)
10.27	Stock Purchase Agreement, dated as of October 2, 2019, by and among the Company and Andy Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2019)
10.28	Stock Purchase Agreement, dated as of October 28, 2019, by and among the Company and the Investor as therein defined (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
10.29	Settlement Agreement, dated as of November 20, 2019, by and among the Company and the Preferred Holders signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2019)
10.30	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the November 2015 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
10.31	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the October 2017 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
10.32	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the August 2018 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
10.33	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the February 2019 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
21.1*	List of Subsidiaries
23.1*	Consent of Squar Milner LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

__________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

March 30, 2020	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

March 30, 2020		/s/ Robert L. Denton
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

/s/ Andy Heyward	March 30, 2020
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/Robert L. Denton	March 30, 2020
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael Klein	March 30, 2020
Michael Klein
Director

/s/ Joseph “Gray” Davis	March 30, 2020
Joseph “Gray” Davis
Director

/s/ P. Clark Hallren	March 30, 2020
P. Clark Hallren
Director

/s/ Lynne Segall	March 30, 2020
Lynne Segall
Director

/s/ Anthony Thomopoulos	March 30, 2020
Anthony Thomopoulos
Director

/s/ Margaret Loesch	March 30, 2020
Margaret Loesch
Director

GENIUS BRANDS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Genius Brands International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

March 30, 2020

Genius Brands International, Inc. And Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019, and December 31, 2018

ASSETS	December 31, 2019	December 31, 2018

Current Assets:
Cash and Cash Equivalents	$305,121	$2,684,483
Restricted Cash	–	400,543
Accounts Receivable, net	4,101,679	2,160,296
Other Receivable	–	20,902
Inventory	9,277	15,816
Prepaid and Other Assets	230,172	297,542
Total Current Assets	4,646,249	5,579,582

Property and Equipment, net	64,876	75,634
Right Of Use Assets, net	4,009,837	–
Film and Television Costs, net	9,906,885	8,166,131
Lease Deposits	368,001	325,000
Intangible Assets, net	51,583	89,988
Goodwill	10,365,806	10,365,806
Total Assets	$29,413,237	$24,602,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$946,450	$285,563
Accrued Expenses	124,940	52,865
Participations Payable	2,271,613	1,078,557
Deferred Revenue	664,887	874,503
Senior Secured Convertible Notes, net	2,373,952	1,831,847
Lease Liability	598,747	–
Due To Related Party	1,084,315	346,759
Accrued Salaries and Wages	231,481	137,825
Total Current Liabilities	8,296,385	4,607,919

Long Term Liabilities:
Deferred Revenue	4,444,066	4,051,253
Lease Liability	3,569,345	–
Production Facility, net	3,091,739	2,178,198
Disputed Trade Payable	925,000	925,000
Total Liabilities	20,326,535	11,762,370

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 1,097 and 2,120 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	2
Common Stock, $0.001 par value, 233,333,334 shares authorized, 21,877,724 and 9,457,859 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	21,878	9,458
Additional Paid in Capital	75,117,076	63,537,915
Accumulated Deficit	(66,047,135)	(50,702,486)
Accumulated Other Comprehensive Loss	(5,118)	(5,118)
Total Stockholders' Equity	9,086,702	12,839,771

Total Liabilities and Stockholders’ Equity	$29,413,237	$24,602,141

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Revenues:
Licensing & Royalties	$864,205	$449,385
Television & Home Entertainment	4,817,072	323,709
Advertising Sales	223,659	217,999
Product Sales	2,963	2,359
Total Revenues	5,907,899	993,452

Operating Expenses:
Marketing and Sales	730,200	738,122
Direct Operating Costs	4,568,497	1,536,722
General and Administrative	7,115,678	4,982,779
Impairment Loss	–	1,740,000
Total Operating Expenses	12,414,375	8,997,623

Loss from Operations	(6,506,476)	(8,004,171)

Other Income (Expense):
Other Income	15,045	19,646
Loss on Extinguished Debt	(4,432,819)	–
Warrant Modification Expense	(182,075)	–
Sub-Lease Income	432,285	–
Interest Expense	(807,205)	(1,019,376)
Net Other Income (Expense)	(4,974,769)	(999,730)

Loss Before Income Tax Expense	(11,481,245)	(9,003,901)

Income Tax Expense	–	–

Net Loss	(11,481,245)	(9,003,901)

Beneficial Conversion Feature on Preferred Stock	(3,380,289)	(353,333)

Net Loss Applicable to Common Shareholders	$(14,861,534)	$(9,357,234)

Net Loss per Common Share (Basic And Diluted)	$(1.25)	$(1.07)

Weighted Average Shares Outstanding (Basic and Diluted)	11,906,578	8,758,694

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2019 and December 31, 2018

	December 31, 2019	December 31, 2018
Net Loss	$(11,481,245)	$(9,003,901)
Beneficial Conversion Feature on Preferred Stock	(3,380,289)	(353,333)
Comprehensive Net Loss to Common Shareholders	$(14,861,534)	$(9,357,234)

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2019 and 2018

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

Cumulative effect of adoption ASC 842	–	–	–	–	–	(4,306)	–	(4,306)
Issuance of Common Stock for Services	1,117,965	1,118	–	–	965,981	–	–	967,099
Proceeds from Securities Purchase Agreement, Net	2,609,052	2,609	–	–	3,018,943	–	–	3,021,552
Proceeds From Warrant Exchange, net	4,592,029	4,592	–	–	1,340,776	–	–	1,345,368
Share Based Compensation	–	–	–	–	184,259	–	–	184,259
Value Of Beneficial Conversion Feature resulting from debt extinguishment	–	–	–	–	(213,700)	–	–	(213,700)
Value of Beneficial Conversion Feature	–	–	–	–	3,380,289	(3,380,289)	–	–
Value of Preferred Stock Conversion	4,100,819	4,101	(1,023)	(1)	(4,100)	–	–	–
Value of Warrant Inducement	–	–	–	–	181,884	(181,884)	–	–
Value of Warrant Modification	–	–	–	–	479,000	(296,925)	–	182,075
Warrants Issued As Part Of Debt Extinguishment	–	–	–	–	2,245,829	–	–	2,245,829
Net Loss	–	–	–	–	–	(11,481,245)	–	(11,481,245)

Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Balance, December 31, 2017	7,610,794	$7,611	3,530	$4	$56,588,846	$(41,551,497)	$(5,118)	$15,039,846

Retained Earnings Adjustment (ASC 606)	–	–	–	–	–	206,245	–	206,245
Issuance of Common Stock in Registered Direct Offering, net	592,000	592	–	–	1,595,749	–	–	1,596,341
Conversion of Preferred Shares	470,001	470	(1,410)	(2)	(468)	–	–	–
Issuance of Common Stock for Services	785,064	785	–	–	1,984,822	–	–	1,985,607
Share Based Compensation	–	–	–	–	(16,589)	–	–	(16,589)
Value of Beneficial Conversion Feature	–	–	–	–	353,333	(353,333)	–	–
Value of Beneficial Conversion Feature On Senior Secured Notes	–	–	–	–	1,561,111	–	–	1,561,111
Value of Beneficial Conversion Feature On Secured Convertible Notes	–	–	–	–	1,471,111	–	–	1,471,111
Net Loss	–	–	–	–	–	(9,003,901)	–	(9,003,901)

Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net Loss	$(11,481,245)	$(9,003,901)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	2,230,024	1,079,723
Depreciation and Amortization Expense	341,072	88,309
Accretion of Discount on Secured Convertible Notes	274,751	678,015
Bad Debt	–	2,400
Stock Issued for Services	163,799	322,605
Stock Compensation Expense	184,259	(16,589)
Warrant Modification Expense	182,075	–
Loss On Extinguished Debt	4,432,819	–
Loss on Impairment of Assets	–	1,740,000

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	(1,941,383)	2,418,706
Other Receivable	20,902	235,970
Inventory	6,539	1,773
Prepaid & Other Assets	67,370	(18,049)
Lease Deposits	(43,001)	(325,000)
Film and Television Costs, net	(2,757,077)	(5,025,236)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	250,487	241,537
Accrued Salaries & Wages	93,656	(30,724)
Deferred Revenue	183,197	249,524
Participations Payable	1,193,056	(28,133)
Due To Related Party	237,556	346,759
Accrued Expenses	109,994	(965,700)
Net Cash Used in Operating Activities	(6,251,150)	(8,008,011)

Cash Flows from Investing Activities:
Investment in Intangible Assets, net	–	(21,358)
Purchase of Property & Equipment	(26,976)	(21,627)
Net Cash Used in Investing Activities	(26,976)	(42,985)

Cash Flows from Financing Activities:
Payments On Lease liability	(148,905)	–
Proceeds from Sale of Securities Purchase Agreement, Net	3,021,552	1,596,341
Proceeds From Warrant Exchange	1,345,368	–
(Repayment)/Proceeds on Secured Convertible Notes	(1,633,336)	4,186,054
Proceeds/(Repayment) on Production Facility, Net	913,541	(2,144,445)
Net Cash Provided by Financing Activities	3,498,221	3,637,950

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,779,905)	(4,413,046)
Beginning Cash, Cash Equivalents, and Restricted Cash	3,085,026	7,498,072
Ending Cash, Cash Equivalents, and Restricted Cash	$305,121	$3,085,026

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$516,963	$271,244

Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for production services	$803,300	$1,985,607
Beneficial Conversion Feature	$2,008,907	$353,333
Capitalization of Operating Lease Right of Use Asset	$2,245,093	$–

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama; which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV.

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

Liquidity and Going Concern

Recent Developments

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has potential to have an adverse impact on the entertainment industry and, if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business, which could be material. The Company’s management cannot at this point estimate the impact of the outbreak on it’s business and no provision for this outbreak are reflected in the accompanying financial statements

Historically, the Company has incurred net losses. For the years ended December 31, 2019 and 2018, the Company reported net losses of $11,481,245 and $9,003,901, respectively. The Company reported net cash used in operating activities of $6,251,150 and $8,008,010 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had an accumulated deficit of $66,047,135 and total stockholders’ equity of $9,086,702. As a result, the Company will require additional capital to fund its operations and execute its business plan. As of December 31, 2019, the Company had cash and cash equivalents of $305,121, which is not sufficient to fund the Company’s planned operations and production through one year after the date the consolidated financial statements are issued, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During 2019, the company completed five transactions that enhanced cash and working capital balances:

Securities Purchase Agreement

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

Proposed Public Offering

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

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.76 (the “Amended Exercise Price”). The Company received $718,879 from the exercise of the Original Warrants before paying the placement agent fee of $50,320. The induced exercise resulted in the Company recognizing and recording an “imputed dividend” of $181,884. The amount was determined as the difference in warrants’ value due to the reduction in the exercise price. It was recorded by debiting Accumulated Deficit and crediting Additional Paid-In Capital.

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

These notes were repaid in full on March 16, 2020, as part of a new Secured Convertible Note offering. See Subsequent Events.

Securities Purchase Agreement and Private Placement

On October 28, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain investor named therein (the “Investor”), pursuant to which we agreed to issue and sell, in a registered direct offering directly to the Investor (the “Registered Offering”), an aggregate of 663,158 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”), of the Company, at a purchase price of $0.76 per Share of Common Stock. The Company received $468,720 net proceeds from this offering. The placement agent received a cash fee of $35,280 and warrants to purchase 46,421 shares of Common Stock at an exercise price of $0.836 per share.

In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), we agreed to issue to the Investor who participated in the Registered Offering warrants (the “Warrants” and collectively with the Shares, the “Securities”) exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant is immediately exercisable on the date of its issuance and will expire five (5) years from the date it became exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided further that in no event shall the Beneficial Ownership Limitation exceed 9.99%. The Warrants and the shares of our common stock issuable from time to time upon the exercise of the Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to a registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. Shares of common stock underlying the Warrants are being registered for resale by the selling stockholders pursuant to the Registration Statement of which this prospectus forms a part. We closed such Offerings on October 29, 2019.

Warrant Exercise Agreement

On November 3, 2015, we issued warrants to purchase up to an aggregate of 1,443,362 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), which have an exercise price per share of $3.30 (the “November 2015 Warrants”). On October 5, 2017, the Company issued warrants to purchase up to an aggregate of 1,647,691 shares of Common Stock with an exercise price per share of $3.90 (the “October 2017 Warrants”). On August 20, 2018, the Company issued warrants to purchase up to an aggregate of 1,800,000 shares of Common Stock with an exercise price per share of $3.00 (the “August 2018 Warrants”). On February 19, 2019, the Company issued warrants to purchase up to an aggregate of 945,894 shares of Common Stock with an exercise price per share of $2.21 (the “February 2019 Warrants” and together with the November 2015 Warrants, the October 2017 Warrants and the August 2018 Warrants, the “Existing Warrants”). The November 2015 Warrants were immediately exercisable and are set to expire on November 3, 2020. The October 2017 Warrants were immediately exercisable and are set to expire on October 3, 2020. The August 2018 Warrants were immediately exercisable and are set to expire on August 20, 2023. The February 2019 Warrants were immediately exercisable and are set to expire on February 19, 2024.

Warrant Exercise Agreement

On December 16, 2019, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants to purchase an aggregate of 3,646,135 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.21 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of approximately 3,646,135 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable six months and one day after issuance and terminate on the date that is five years following the initial exercise date. The New Warrants have an exercise price per share of $0.3004, which was the Nasdaq Official Closing Price on December 13, 2019.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act, and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act. The Exercised Shares are registered for resale on effective registration statements previously filed with the Securities and Exchange Commission.

The Investor Warrants are contemplated to be exercised contemporaneously with the execution of the Exercise Agreements. Assuming full exercise of the Investor Warrants and subject to the Exercise Agreements, the Company received aggregate gross proceeds of up to approximately $765,688 from the cash exercise of the Investor Warrants by the Exercising Holders and issue an aggregate of 3,646,135 shares of Common Stock and New Warrants to purchase an aggregate of 3,646,135 shares of Common Stock to the Exercising Holders.

The induced exercise resulted in Company recognizing an “imputed dividend” of $296,925 in Company’s Accumulated Deficit in equity. The Company also recorded a warrant modification expense in the income statement of $182,074. The expense was recorded in relation to the warrants originally issued in connection with debt offering.

The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as the exclusive financial advisor for the transaction in consideration for which it shall receive $53,598 and warrants to purchase 255,230 shares of Common Stock.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2019 and 2018 consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2019, and 2018, restricted cash totaled $0 and $400,543 which represented funds held in a cash account to be used solely for the production of Llama Llama as a condition of its loan agreement with Bank Leumi USA.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $0 as of both December 31, 2019 and 2018.

Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The Company concluded that reserve for slow moving and obsolete inventory was unnecessary and immaterial and has written off the balance of $26,097 as of December 31, 2019.

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

Changes to the opening balances in prepaid and other assets, film and television costs, total assets, accrued expenses, deferred revenue and total liabilities resulting from the adoption of the new guidance were as follows (thousands):

	December 31,	Impact of	January 1,
	2018	Adoption	2018

Prepaid and Other Assets	$265	$15	$280
Film and Television Costs, net	$2,777	$(219)	$2,558
Total assets	$27,713	$(204)	$27,509

Participations Payable	$1,718	$(1)	$1,717
Deferred Revenue	$5,085	$(409)	$4,676
Total liabilities	$12,673	$(410)	$12,263

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

The Company sells advertising on its Kid Genius channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual costs per thousand (CPM) per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2019, the Company had no accounts with a combined uninsured balance. As of December 31, 2018, the Company had three accounts with a combined uninsured balance of $2,183,875.

For fiscal year 2019, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 65% of total revenue and represented 95% of accounts receivable. For fiscal year 2018, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 20% of total revenue and represented 8.5% of accounts receivable.

The major customers for the year ended December 31, 2019 are the same as the major customers at December 31, 2018. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2019 and 2018, no allowance for bad debt has been established for the major customers as these amounts are expected to be fully collectible.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We adopted ASU 2017-04 in 2019. The impact to our consolidated financial position, results of operations and cash flows was minimal.

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 was effective for public business entities for fiscal year beginning after December 15, 2018. We adopted ASU 2017-04 in 2019. The impact to our consolidated financial position, results of operations and cash flows was minimal.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The update removes some disclosures, modifies others, and add some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-13 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

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

We adopted ASU 2018-07 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows were not material.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries/transactions or special circumstances and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Furniture and Equipment	$19,419	$12,385
Computer Equipment	144,643	138,883
Leasehold Improvements	14,182	–
Software	15,737	15,737
Property and Equipment, Gross	193,981	167,005
Less Accumulated Depreciation	(129,105)	(91,371)
Property and Equipment, Net	$64,876	$75,634

During the years ended December 31, 2019 and December 31, 2018, the Company recorded depreciation expense of $37,734 and $40,659.

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

December 31, 2019
Right Of Use Leased Assets
Right Of Use Asset
Office Lease Asset	$4,387,955
Printer Lease Asset	12,374
Right Of Use Asset, Gross	4,400,329

Less Accumulated Amortization
Office Lease Accumulated Amortization	383,118
Printer Lease Accumulated Amortization	7,375
Accumulated Amortization	390,493

Right Of Use Asset, Net	$4,009,837

During the twelve months ended December 31, 2019, the Company recorded amortization expense of $264,933.

Note 5: Film and Television Costs, Net

As of December 31, 2019, the Company had net Film and Television Costs of $9,906,885 compared to $8,166,131 at December 31, 2018. The increase relates primarily to the production and development of Rainbow Rangers Season 2 and Llama Llama Season 2 offset by the amortization of film costs associated with the revenue recognized for Space Pop, Thomas Edison's Secret Lab, Llama Llama Season 1 and Season 2, and Rainbow Rangers Season 1.

During the years ended December 31, 2019 and December 31, 2018, the Company recorded Film and Television Cost amortization expense of $2,230,024 and $1,079,723, respectively.

The following table highlights the activity in Film and Television Costs as of December 31, 2019 and 2018:

Total
Film and Television Costs, Net as of December 31, 2017	$2,777,088
Cumulative Effect of Adoption of ASC 606	(219,472)
Additions to Film and Television Costs	6,644,728
Capitalized Interest	43,510
Film Amortization Expense	(1,079,723)
Film and Television Costs, Net as of December 31, 2018	8,166,131
Additions to Film and Television Costs	3,920,013
Capitalized Interest	50,765
Film Amortization Expense	(2,230,024)
Film and Television Costs, Net as of December 31, 2019	$9,906,885

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,805 in Goodwill, representing the excess of the fair value of the consideration over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through December 31, 2019, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Trademarks (a)	$129,831	$129,831
Product Masters (a)	–	64,676
Other Intangible Assets (a)	272,528	272,528
Intangible Assets, Gross	402,359	467,035
Less Accumulated Amortization (b)	(350,776)	(377,047)
Intangible Assets, Net	$51,583	$89,988

(a) Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2019, the Company determined that the Product Masters inventory had no further useful life and the asset value and accumulated amortization were written off.

(b) During the years ended December 31, 2019 and December 31, 2018, the Company recognized, $38,405 and $47,650, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. Additionally, the Company has removed $64,676 of asset and accumulated depreciation of Product Masters.

Expected future intangible asset amortization as of December 31, 2019 is as follows:

Fiscal Year:
2020	37,825
2021	9,698
2022	1,861
2023	1,465
2024	734
Total	$51,583

Note 7: Deferred Revenue

As of December 31, 2019, and 2018, the Company had total short term and long term deferred revenue of $5,108,953 and $4,925,756, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2019 is $3,370,315 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 8: Accrued Liabilities - Current

As of December 31, 2019, and 2018, the Company had the following current accrued liabilities:

	December 31, 2019	December 31, 2018
Other Accrued Expenses (a)	$124,940	$52,865
Accrued Salaries and Wages (b)	231,481	137,825
Total Accrued Liabilities – Current	$356,421	$190,690

(a)	Other Accrued Expenses include the sub lease security deposit liability on the Rodeo Drive location as well as estimates of expenses incurred but not yet recorded.
(b)	Accrued Salaries and Wages include accrued Salaries and vacation payable to employees

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

The Secured Convertible Notes contain certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The Company was in compliance with these covenants as of December 31, 2019.

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

The remaining balance of $883,332 under the Secured Convertible Notes that were not extended were to be paid in four monthly installments of $220,883. The September through December payments, including interest, have been paid.

On March 17, 2020, the Secured Convertible Notes were paid in full including interest.

Note 10: Production Loan Facility

On August 8, 2016, Llama Productions, LLC closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of December 31, 2019, the Company was in compliance with these covenants.

On September 28, 2018, Llama Productions LLC entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank Leumi USA (the “Lender”), pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11- minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix.

To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 5.53% and 6.14% as of December 31, 2019.

In addition, on September 28, 2018, Llama and Lender entered into Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 8, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

As of December 31, 2019, the Company had gross outstanding borrowing under the facility of $3,091,739. As of December 31, 2018, the Company had gross outstanding borrowings under the facility of $2,241,759 against which financing costs of $63,561 were applied resulting in net borrowings of $2,178,198.

Note 11: Disputed Trade Payable

As part of the merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of December 31, 2019, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is not owed.

Note 12: Stockholders’ Equity

Common Stock

As of December 31, 2019, the total number of authorized shares of common stock was 233,333,334.

On February 9, 2017, the Company entered into the Private Transaction pursuant to the Agreement with certain holders of the Original Warrants. Pursuant to the Agreement, the holders of the Original Warrants and the Company agreed that such Original Warrant holders would exercise their Original Warrants in full, and the Company would issue to each such holder new warrants. (See Note 13 for additional information about these warrants).

As of December 31, 2019, and 2018, there were 21,877,724 and 9,457,859 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the year ended December 31, 2019:

Year Ended December 31, 2019

•	On January 10, 2019, the Company issued 17,200 shares of the Company’s common stock valued at $2.44 per share for investor relations services.
•	On January 17, 2019, the Company issued 11,765 shares of the Company’s common stock valued at $2.55 per share for investor relations services.
•	On February 14, 2019, the Company sold, to a certain investor, pursuant to a Securities Purchase Agreement 945,894 shares of Common Stock at a purchase price of $2.12 per share.
•	On April 11, 2019, the Company issued 6,012 shares of common stock valued at $1.92 per share to a vendor for consulting services rendered.
•	On May 2, 2019, the Company issued 10,923 shares of common stock valued at $1.95 per share to a vendor for production services rendered.
•	On May 27, 2019, the Company issued 1,087 shares of common stock valued at $1.84 per share to a vendor for production services rendered.
•	On May 28, 2019, the Company issued 25,000 shares of common stock valued at $1.84 per share to a vendor for consulting services rendered.
•	On July 14, 2019, the Company issued 5,250 shares of Common Stock valued at $1.14 per share to a vendor for consulting services rendered.
•	On July 16, 2019, the Company issued 25,000 shares of Common Stock valued at $1.13 per share to a vendor for consulting services rendered.
•	On August 2, 2019, the Company issued 481,481 shares of Common Stock valued at $0.81 per share to a vendor for production services rendered.
•	On September 18, 2019, the Company issued 945,894 shares of Common Stock pursuant to a Warrant Exercise Agreement at $0.76 per share.
•	On October 2, 2019, Mr. Heyward purchased 1,000,000 shares of the Company’s common stock for an aggregate purchase price of $760,000, or $0.76 per share.
•	Between October 4th and 22nd, 2020, the Company issued 296,053 shares of Common Stock in exchange for 225 shares of Preferred Stock at a conversion price of $0.76 per share
•	On October 18, 2019, the Company issued 534,247 shares of Common Stock valued at $0.73 per share to a vendor for production services rendered.
•	On October 28, 2019, the Company entered into a Securities Purchase Agreement with a certain investor pursuant to which the Company agreed to issue and sell, 663,158 shares of Common Stock, at an offering price of $0.76 per share.
•	Between November 21st and December 10th, 2019, the Company issued 3,804,766 shares of the Common Stock in exchange for 799 shares of preferred Stock at a conversion price of $0.21 per share.
•	On December 17, 2019, the Company issued 3,646,135 shares of Common Stock pursuant to a Warrant Exercise Agreement at $0.21 per share.

Year Ended December 31, 2018

•	On January 8, 2018, the Company issued 592,000 shares of the Company’s common stock valued at $3.00 per share pursuant to a securities purchase agreement.
•	On May 7, 2018, the Company issued 277,508 shares of the Company’s common stock valued at $2.81 per share for production services.

•	On August 13, 2018, the Company issued 180,683 shares of the Company’s common stock valued at $2.64 per share to the same provider for production services.

•	On September 18, 2018, the Company issued 141,014 shares of the Company’s common stock valued at $2.17 per share to the same provider for production services.

•	On October 17, 2018, the Company issued 58,614 shares of the Company’s common stock valued at $2.45 per share to various providers for investor relations services.

•	On November 1, 2018, the Company issued 44,097 shares of the Company’s common stock valued at $2.27 per share to the same provider for production services.

•	On November 15, 2018, the Company issued 23,148 shares of the Company’s common stock valued at $2.16 per share for investor relations services.

•	On December 31, 2018, the Company issued 60,000 shares of the Company’s common stock valued at $2.16 per as part of a mediation settlement representing participation amounts due.

•	On various dates during the year ended December 31, 2018, the Company issued 470,001 shares of the Company’s common stock pursuant to the conversion of 1,410 shares of Series A Convertible Preferred Stock at a conversion price of $3.00.

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

As of December 31, 2019, and 2018, there were 1,097 and 2,120 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

Between October 4, 2019 and October 22, 2019, the Company issued 296,053 shares of Common Stock in exchange for 225 shares of Preferred Stock at a conversion price of $0.76 per share.

Between November 21, 2019 and December 10, 2019, the Company issued 3,804,766 shares of the Common Stock in exchange for 798 shares of preferred Stock at a conversion price of $0.21 per share.

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

The following table summarizes the changes in the Company’s stock option plan during the year ended December 31, 2019:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share

Balance at December 31, 2017	1,294,045	$2.09 - $12.00	years	$–	$8.14
Options Granted	170,176	2.09	years	$–	$2.09
Options Exercised	–	–	–	$–	$–
Options Cancelled	57,294	$9.00 - $12.00	years	$–	$10.08
Options Expired	147,512	$2.80 - $6.00	years	$–	$4.30

Balance at December 31, 2018	1,259,415	$2.09 - $12.00	2.50 years	$–	$7.39
Options Granted	81,000	1.99	3 years	$–	$1.99
Options Exercised	–
Options Cancelled	50,549	$1.99 – 2.70	4.51 years	$–	$6.34
Options Expired	–
Balance at December 31, 2019	1,289,866	$1.99 – 12.00	6.49 years	$–	$7.18

Exercisable December 31, 2018	1,089,2396	$2.70 - $9.00	7.70 years	$–	$8.32
Exercisable December 31, 2019	1,176,416	$1.99 – 9.00	6.25		$7.67

During the year ended December 31, 2019, the Company granted options to purchase 81,000 shares of common stock to officers. These stock options generally vest between one and three years. The fair value of these options was determined to be $117,797 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$1.99
Dividend Yield	0%
Volatility	125%
Risk-free interest rate	2.44%
Expected life of options	3.0 years

During the years ended December 31, 2019 and 2018, the Company recognized 184,259 and ($16,588) in share-based compensation expense, respectively. The unvested share-based compensation as of December 31, 2019 was 142,880 which will be recognized through the second quarter of 2019 assuming the underlying grants are not cancelled or forfeited.

Note 14: Warrants

The Company has warrants outstanding to purchase up to 11,124,405 shares and 5,899,389 shares at December 31, 2019 and 2018, respectively.

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

In a connection with a Private Placement the Company issued to the Investor warrants exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and will receive a cash fee of $35,280 and warrants to purchase 46,421 shares at an exercise price of $0.836 per share.

On December 16, 2019, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants to purchase an aggregate of 3,646,135 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would exercise their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.21 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of approximately 3,646,135 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable six months and one day after issuance and terminate on the date that is five years following the initial exercise date. The New Warrants have an exercise price per share of $0.3004, which was the Nasdaq Official Closing Price on December 13, 2019.

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2019:

	Warrants Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance at December 31, 2017	3,414,389	$3.30 - 6.00	4.21 years	$3.92	–
Warrants Granted	2,485,000	$3.00	4.46 years	$3.00	–
Warrants Exercised	–	$–	–	$–	–
Warrants Expired	–	$–	–	$–	–
Balance at December 31, 2018	5,899,389	$3.00 - 6.00	3.74 years	$–	–

Exercisable December 31, 2017	3,414,389	$3.30 - 6.00	4.21 years	$3.92	–
Exercisable December 31, 2018	5,899,389	$3.30 - 6.00	3.74 years	$3.53	–

Balance at December 31, 2018	5,899,389	$3.30 - 6.00	3.74 years	$3.53	–
Warrants Granted	9,917,047	$0.30 - 2.55	5.39 years	$0.35	–
Warrants Exercised	(4,592,029)	$2.12 - 3.90	2.77 years	$2.77	–
Warrants Expired	(100,002)	$6.00	–	$6.00	–
Balance at December 31, 2019	11,124,405	$0.30 - 6.00	4.37 years	$1.74	–

Exercisable December 31, 2018	5,899,389	$3.30 - 6.00	3.74 years	$3.53	–
Exercisable December 31, 2019	7,176,620	$0.76 - 6.00	3.77 years	$2.52	–

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

Net deferred tax liabilities consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
NOL Carryover	$10,068,800	$8,278,500
Lease Liability	1,166,400	–
Inventory Reserve	–	7,300
Deferred Rent	–	10,600
Accrued Compensated Absences	27,800	37,100
Secured Convertible Notes	2,000	–
Charitable Contributions	6,900	6,900
Subtotal	11,271,900	8,340,400
Valuation Allowance	(10,068,700)	(7,619,300)
Deferred tax liabilities:
Convertible Notes	–	(658,800)
Right of Use Assets	(1,122,100)	–
Deferred Rent	(12,100)	–
Depreciation and Amortization	(48,900)	(49,100)
Prepaid Expenses	(20,100)	(13,200)
Net Deferred Tax Asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018
Income Tax Expense Computed at the Statutory Federal Rate	$(2,411,100)	$(1,890,800)
State Income Taxes, Net of Federal Tax Effect	(613,300)	(506,700)
Meals and Entertainment	6,700	5,200
Stock Options	38,700	(3,500)
Intangible Assets	–	365,400
Secured Convertible Notes	483,100
Warrants	38,200	–
Other	8,300	21,400
Valuation Allowance	2,449,400	2,009,000
	$–	$–

At December 31, 2019, the Company had Federal net operating loss carry forwards of approximately $36,406,000 and state net operating loss carry forwards of approximately $34,702,000 that may be offset against future taxable income from the year 2028 through 2038. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As of December 31, 2019, weighted-average lease term for operating leases equals to 86 months. Weighted-average discount rate equals to 10.30%.

Effective February 6, 2018, the Company entered into an operating lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We pay rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective December 28, 2018, the Company entered into a lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We paid rent of $24,501 monthly through August 31, 2019.

Effective January 21, 2019, the Company entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant will pay us rent of $422,321 annually, subject to annual escalations of 3.5%.

Effective January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, 4th FL, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on September 1, 2019. We pay rent of $392,316 annually, subject to annual escalations of 3.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended December 31, 2019 and December 31, 2018 were $740,135 and $343,347, respectively. During the twelve months ended December 31, 2019, the Company received sub-lease income of $432,285.

The following is a schedule of future minimum contractual obligations as of December 31, 2019, under the Company’s operative leases and employment agreements:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$652,764	$744,056	$840,125	$871,679	$904,423	$1,871,252	$5,884,299
Employment Contracts	393,595	322,950	322,950	282,581	–	–	1,322,076
Total	$1,406,359	$1,067,006	$1,163,075	$1,154,260	$904,423	$1,871,252	$7,206,375

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

Note 17: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the years ended December 31, 2019 and 2018, the Company earned $0 and $0 in royalties from this agreement, respectively.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward has been paid $186,000.

On August 31, 2018 Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of December 31, 2019, Mr. Heyward was paid $124,000, which is included in the Due To Related Party line item on our consolidated balance sheet.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of December 31, 2019, 26 half hours had been delivered and accordingly Mr. Heyward is owed $322,400, which is included in the Due To Related Party line item on our consolidated balance sheet. The second identified series under this employment agreement is Rainbow Rangers Season 2. As of December 31, 2019, 13 half hours had been delivered and accordingly Mr. Heyward is owed $161,200, which is included in the Due To Related Party line item on our consolidated balance sheet,

On September 17, 2019, Mr. Heyward purchased $500,000 of the Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction.

On October 2, 2019, Mr. Heyward purchased 1,000,000 shares of the Company’s common stock for an aggregate purchase price of $760,000, or $0.76 per share.

As of December 31, 2019, Andy Heyward is owed $99,248 for reimbursable expenses which are included in the Due To Related Parties line item on our condensed consolidated balance sheet

As of December 31, 2019, $1,507 of accrued interest on the Secured Convertible Notes is included in the Due To Related Parties line item on our condensed consolidated balance sheet.

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

As of December 31, 2017, Gregory B. Payne, individually and via his ownership position in Foothill, owed to the Company $5,558 for expenditures made during the fourth quarter of 2017 related to the Brand Licensing Europe (“BLE”) and MIPCOM tradeshows. In addition, during the fourth quarter of 2017, Foothill acted as an agent on the Company’s behalf in licensing certain of our animated programs to certain broadcast networks for which Foothill owed to the Company $7,517 in license fees to be paid by the broadcaster to Foothill. Subsequent to the end of the period, the Company received a payment of $7,517 from Foothill as satisfaction of the open licensing invoice. Additionally, on February 28, 2018, Mr. Payne and the Company entered into an agreement whereby, among other things, Mr. Payne was entitled to be reimbursed for 100% of his expenses incurred at the BLE and MIPCOM tradeshows resulting in the Company owing to Mr. Payne $824. As of December 31, 2018, and 2019, no amounts are due to or from Mr. Payne or Foothill.

Note 18: Subsequent Events

Pursuant to FASB ASC 855, Management has evaluated all events and transactions that occurred from December 31, 2019 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

Stock Issued for Services

On January 8, 2020, the Company issued 43,077 shares of the Company’s common stock valued at $0.65 per share to a provider for investor relations services.

Preferred Stock Conversions

On January 9, 2020, the Company issued 3,171,428 shares of the Common Stock in exchange for 666 shares of preferred Stock at a conversion price of $0.21 per share.

Warrant Exercise Agreement

On January 22, 2020, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $3.90 per share and were to expire in October 2022.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Agreement) (the “Amended Exercise Price”). The Company received approximately $170,000 from the exercise of the Original Warrants.

Private Placement

On March 11, 2020, Genius Brands International, Inc. (the “Company”) and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13,750,000 (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) warrants to purchase 65,476,190 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7,000,000, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4,000,000 (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, the Company’s Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note.

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants described below occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

The SPA contains certain representations and warranties, covenants and indemnities customary for similar transactions. In addition, the Company agreed to the following additional covenants including, but not limited to: (i) the Company shall hold a stockholder meeting (the “Stockholder Meeting”), by no later than May 15, 2020, to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”) and the Company will be obligated to continue to seek Stockholder Approval every 90 days until such approval is obtained, (ii) until the date that the 2020 Convertible Notes are no longer outstanding, the Company will not issue, offer, sell or grant any equity or equity-linked security, subject to certain limited exceptions described in the SPA, unless (A) Stockholder Approval has been obtained prior thereto and (B) (i) at least 75% of the gross proceeds in excess of the first $2,000,000 of gross proceeds of all subsequent Financings consummated prior to the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata based on an Investor’s Purchase Price which redemption may be waiver by an Investor and it will not increase the pro-rata percentage of any other Investors) or (ii) at least 75% of the gross proceeds of any such subsequent placement consummated after the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata), (iii) the Company shall use its best efforts to effectuate the transactions contemplated by the Voting Agreements executed by the Company and the stockholders who hold in the aggregate approximately 40% of the outstanding shares of Common Stock which require that such stockholders vote in favor of the proposals voted on at the Stockholder Meeting, and (iv) promptly securing the listing of certain shares issuable pursuant to the transaction documents and maintaining the listing of the shares of Common Stock on an eligible market.

In addition, pursuant to the terms of the SPA, the 2020 Convertible Notes and the Warrants, the Company agreed that the following will apply or become effective only following Stockholder Approval: (1) the conversion price of the 2020 Convertible Notes shall be reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company, (2) the exercise price of the Warrants shall be immediately reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company, (3) the 2020 Convertible Notes and Warrants shall each have full ratchet anti-dilution protection for subsequent financings (subject to certain exceptions), (4) existing warrant holders that are participating in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Company Common Stock) will have their existing warrants’ exercise prices reduced to $0.21 and (5) the investors shall have a most favored nations right which provides that if the Company enters into a subsequent financing, then the Investors (together with their affiliates) at their sole discretion shall have the ability to exchange their 2020 Convertible Notes on a $1 for $1 basis into securities issued in the new transaction. Additionally, in the event that any warrants or options (or any similar security or right) issued in a subsequent financing include any terms more favorable to the holders thereof (less favorable to the Company) than the terms of the Warrants, the Warrants shall be automatically amended to include such more favorable terms.

In addition, for as long as any 2020 Convertible Notes or Warrants remain outstanding, the Company will not (i) issue or sell any rights, warrants or options to subscribe for or purchase Common Stock or directly or indirectly convertible into or exchangeable or exercisable for Common Stock at a price which varies or may vary with the market price of the Common Stock, including by way of one or more reset(s) to any fixed price, unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable Conversion Price with respect to the Common Stock into which any 2020 Convertible Notes are convertible or redeemable or the then applicable Exercise Price (as defined in the Warrants) with respect to the Common Stock into which any Warrant is exercisable or (ii) enter into, or effect any transaction under, any agreement, including, but not limited to, an equity line of credit, an “at-the-market” offering or similar agreement, whereby the Company may issue securities at a future determined price.

On March 16, 2020, the holders of the August 2018 Secured Convertible Notes were repaid in full, including any outstanding interest.

Amortization of Principal

The 2020 Convertible Notes provide that the Company will repay the principal amount of 2020 Convertible Notes in equal monthly installments of 1/12th of the principal amount of the 2020 Convertible Notes beginning October 31, 2020 and the last business day of each calendar month anniversary thereafter (each an “Installment Date”). On each Installment Date, assuming the Equity Conditions described below are met and Stockholder Approval has been obtained, all or some of the Installment Amount (as defined in the 2020 Convertible Notes) shall be converted into shares of Common Stock, provided however that the Company may elect prior to any Installment Date to pay all or a portion of the installment amount in cash, as described below.

The Company may elect to pay each monthly Installment Amount in (i) cash (a “Company Redemption” and such cash payment, the “Company Installment Redemption Price”) equal to 100% of the portion of such Installment Amount which the Company elects or is required to redeem pursuant to a Company Redemption (the “Company Redemption Amount”) or (ii) if (a) the Equity Conditions described below are satisfied or waived and (b) the Company so elects and Stockholder Approval has been obtained, by conversion of all or some of an Installment Amount into Common Stock (a “Company Conversion”). To the extent that the Company elects to pay an Installment Amount in shares of Common Stock, then (A) twenty-three (23) trading days prior to the applicable Installment Date (each such date being a “Pre-Installment Date”), the Company shall deliver to the Investor(s) a number of shares of Common Stock (each such quantity being a “Pre-Installment Share Amount”) equal to the Installment Amount being paid in shares of Common Stock divided by the lower of (i) the then prevailing Conversion Price or (ii) the Market Price (as defined below) determined on the applicable Pre-Installment Date, and (B) on the applicable Installment Date, the Company shall deliver to the Investor a number of shares of Common Stock equal to (a) the amount of the applicable Installment Amount being paid in shares of Common Stock divided by the lower of (i) the then prevailing Conversion Price or (ii) the Market Price determined on the applicable Installment Date, less (b) any applicable Pre-Installment Share Amount delivered pursuant to the applicable Installment Amount. “Market Price” means 85% of the arithmetic average of the five (5) lowest daily Weighted Average Prices of the Common Stock during the twenty (20) consecutive Trading Day period ending on the Trading Day immediately preceding the applicable date of determination, subject to adjustments for any stock split, stock dividend, stock combination, reclassification or other similar transaction during such measuring period.

With respect to any given date of determination, the “Equity Conditions” include:

(i) on each day during the period beginning thirty (30) Trading Days immediately prior to the applicable date of determination and ending on and including the applicable date of determination (the “Equity Conditions Measuring Period”), the shares of Common Stock issuable pursuant to the 2020 Convertible Notes and upon exercise of the Warrants (the “Underlying Securities”) shall be registered for resale pursuant to one or more registration statements filed with the SEC or eligible for sale pursuant to Rule 144 promulgated under the Securities Act (or a successor rule thereto) (collectively, “Rule 144”);

(ii) on each day during the Equity Conditions Measuring Period, the Common Stock is designated for quotation on the Nasdaq Capital Market (the “Principal Market”) or any other eligible market and shall not have been suspended from trading on such exchange or market nor shall delisting or suspension by such exchange or market been threatened (with delisting reasonably likely to occur after giving effect to all applicable notice, appeal, cure, compliance and hearing periods), commenced or pending either (A) in writing by such exchange or market or (B) by falling below the then effective minimum listing maintenance requirements of such exchange or market;

(iii) during the Equity Conditions Measuring Period, the Company shall have delivered shares of Common Stock pursuant to the terms of the 2020 Convertible Notes and shares of Common Stock upon exercise of the Warrants to the holders on a timely basis as set forth in the 2020 Convertible Notes and the Warrants, respectively;

(iv) the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions may be issued in full without violating the 2020 Convertible Notes and the rules or regulations of the Principal Market or any other applicable eligible market;

(v) during the Equity Conditions Measuring Period, the Company shall not have failed to timely make any payments within five (5) business days of when such payment is due pursuant to any transaction document.

(vi) during the Equity Conditions Measuring Period, there shall not have occurred either (A) the public announcement of a pending, proposed or intended Fundamental Transaction (as defined in the 2020 Convertible Notes) which has not been abandoned, terminated or consummated, (B) an Event of Default or (C) an event that with the passage of time or giving of notice would constitute an Event of Default or Triggering Event (as defined in the 2020 Convertible Notes);

(vii) the Company shall have no knowledge of any fact that would cause (x) one or more registration statements not to be effective and available for the resale of all remaining shares of Common Stock issuable pursuant to the terms of the 2020 Convertible Notes and upon exercise of the Warrants (in each case, without giving effect to any limitation on conversion or exercise set forth herein and therein), including the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions, or (y) any shares of Common Stock issuable pursuant to the terms of the 2020 Convertible Notes and upon exercise of the Warrants (in each case, without giving effect to any limitation on conversion or exercise set forth herein and therein), including the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions, not to be eligible for sale without restriction pursuant to Rule 144 (other than with respect to Rule 144(i)) (or any successor thereto) promulgated under the Securities Act, provided that no Public Information Failure has occurred, and any applicable state securities laws;

(viii) during the Equity Conditions Measuring Period, the Company otherwise shall have been in compliance with and shall not have breached any provision, covenant, representation or warranty of any transaction document in any material respect (other than representations or warranties subject to material adverse effect or materiality, which may not be breached in any respect);

(ix) during the Equity Conditions Measuring Period, the Investor shall not have been in possession of any material, nonpublic information received from the Company, any subsidiary or its respective agent or affiliates;

(x) the shares of Common Stock issuable upon conversion of the Conversion Amount that is subject to the applicable Company Conversion or Company Optional Redemption, as applicable, requiring the satisfaction of the Equity Conditions are duly authorized and listed and eligible for trading without restriction on an eligible market;

(xi) the average daily dollar trading volume of the Common Stock as reported by Bloomberg during the twenty (20) Trading Days immediately prior to the applicable date of determination shall be at least $100,000; and

(xii) on each Trading Day during the Equity Conditions Measuring Period, the closing price of the Common Stock equals or exceeds $0.05 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction occurring after March 11, 2020).

Any holder of a Note may, by notice to the Company, accelerate future installment payments to any applicable Installment Date, in which case the Company will deliver shares of Common Stock for the conversion of such accelerated payments (the “Accelerated Amount”), regardless of whether the Installment Amount scheduled to be paid on such applicable Installment Date shall be paid in cash, shares of Common Stock or a combination thereof. In the event that the Investor delivers one or more such notices of acceleration, the aggregated Accelerated Amount shall not be greater than six (6) times such Investor’s pro rata amount.

If the Company fails to redeem the Company Redemption Amount on the applicable Installment Date by payment of the Company Installment Redemption Price on such date, then at the option of the Investor designated in writing to the Company (any such designation shall be deemed a “Conversion Notice” pursuant to the 2020 Convertible Notes), (i) the Investor shall have the rights set forth in the 2020 Convertible Notes as if the Company failed to pay the applicable Company Installment Redemption Price and all other rights as an Investor in the 2020 Convertible Notes (including, without limitation, such failure constituting an Event of Default described in the 2020 Convertible Notes) and (ii) the Investor may require the Company to convert all or any part of the Company Redemption Amount at the Company Conversion Price as in effect on the applicable Installment Date.

Subject to certain beneficial ownership limitations, until the Company Installment Redemption Price is paid in full, the Company Redemption Amount may be converted, in whole or in part, by the Investor into Common Stock. In the event the Investor elects to convert all or any portion of the Company Redemption Amount prior to the applicable Installment Date as set forth in the immediately preceding sentence, the Company Redemption Amount so converted shall be deducted in reverse order starting from the final Installment Amount to be paid on the final Installment Date, unless the Investor otherwise indicates and allocates among any Installment Dates in the applicable Conversion Notice.

Optional Redemption at Company’s Election

At any time after the date of issuance of the 2020 Convertible Notes, the Company will have the right to redeem a portion or all of the 2020 Convertible Notes in cash at a price equal to (i) so long as there has been no Equity Conditions Failure during the period beginning on the date on which the Company provided notice of such redemption through the trading day immediately before the date the Company makes the entire redemption payment, 110% of the Conversion Amount to be redeemed and (ii) if an Equity Conditions Failure occurs (which is not waived in writing by the holder) at any time during the period beginning on the date on which the Company provided notice of such redemption through the trading day immediately before the date the Company makes the entire redemption payment, the greater of (x) 125% of the Conversion Amount to be redeemed and (y) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date on which the Company provided notice of such redemption and ending on the trading day immediately before the date the Company makes the entire redemption payment, by (II) the lowest Conversion Price in effect during such period.

Conversion of the 2020 Convertible Notes

Each Note is convertible, at the option of the Note holder, into shares of Common Stock at an initial conversion price of $1.375, subject to adjustment as provided in the 2020 Convertible Notes; provided, however, upon receipt of Stockholder Approval, the conversion price shall be $0.21, subject to adjustment as provided in the 2020 Convertible Notes.

On or after the date Stockholder Approval is obtained, if the Company issues or sells, or the Company publicly announces the issuance or sale of, any shares of Common Stock, or convertible securities or options issuable or exchangeable into Common Stock (a “New Issuance”), under which such Common Stock is sold for a consideration per share less than the Conversion Price then in effect, the conversion price of the 2020 Convertible Notes will be adjusted to the New Issuance price in accordance with the formulas provided in the 2020 Convertible Notes. Any such adjustment will not apply with respect to the issuance of Excluded Securities (as defined in the 2020 Convertible Notes). Upon Stockholder Approval, the conversion price may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company.

March Securities Purchase Agreement

On March 22, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain long standing investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 4,000,000 shares Common Stock at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses. The Registered Offering closed on March 25, 2020.

