Form 10-Q
period 2020-03-31
Genius Brands International, Inc.
filed 2020-05-18
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-37950

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N. Canon Dr., 4th Floor
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,592,229 shares of common stock, par value $0.001 per share, were outstanding as of May 15, 2020.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2020, and December 31, 2019

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,760,048	$305,121
Accounts Receivable, net	2,938,114	4,101,679
Investor Note Receivable	4,000,000	–
Inventory	9,277	9,277
Prepaid and Other Assets	384,638	230,172
Total Current Assets	10,092,077	4,646,249

Property and Equipment, net	51,339	64,876
Right Of Use Assets, net	3,901,592	4,009,837
Film and Television Costs, net	9,870,922	9,906,885
Lease Deposits	368,001	368,001
Intangible Assets, net	40,792	51,583
Goodwill	10,365,806	10,365,806
Total Assets	$34,690,529	$29,413,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$820,813	$946,450
Accrued Expenses	252,636	124,940
Participations Payable	2,361,769	2,271,613
Deferred Revenue	670,239	664,887
Senior Secured Convertible Notes, net	–	–
Secured Convertible Notes, net	–	2,373,952
Warrant Derivative Liability	14,197,813	–
Lease Liability	645,358	598,747
Due To Related Party	72,812	1,084,315
Accrued Salaries and Wages	269,460	231,481
Total Current Liabilities	19,290,900	8,296,385

Long Term Liabilities:
Deferred Revenue	4,338,476	4,444,066
Lease Liability	3,454,155	3,569,345
Production Facility, net	2,294,130	3,091,739
Disputed Trade Payable	925,000	925,000
Total Liabilities	30,302,661	20,326,535

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 431 and 1,097 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	–	1
Common Stock, $0.001 par value, 233,333,334 shares authorized 29,592,229 and 21,877,724 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	29,593	21,878
Additional Paid in Capital	76,246,472	75,117,076
Accumulated Deficit	(71,883,079)	(66,047,135)
Accumulated Other Comprehensive Loss	(5,118)	(5,118)
Total Stockholders' Equity	4,387,868	9,086,702

Total Liabilities and Stockholders’ Equity	$34,690,529	$29,413,237

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and March 31, 2019

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues:
Licensing & Royalties	$203,365	$350,186
Television & Home Entertainment	52,217	850,107
Advertising Sales	78,657	20,160
Product Sales	500	478
Total Revenues	334,739	1,220,931

Operating Expenses:
Marketing and Sales	112,700	81,471
Direct Operating Costs	227,506	740,055
General and Administrative	1,762,583	1,649,520
Total Operating Expenses	2,102,789	2,471,046

Loss from Operations	(1,768,050)	(1,250,115)

Other Income (Expense):
Other Income	–	8,760
Loss on Extinguished Debt	–	(3,352,155)
Warrant Revaluation Expense	(3,467,961)	–
Sub-Lease Income	121,070	115,230
Interest Expense	(721,003)	(529,202)
Net Other Income (Expense)	(4,067,894)	(3,757,367)

Loss Before Income Tax Expense	(5,835,944)	(5,007,482)

Income Tax Expense	–	–

Net Loss	(5,835,944)	(5,007,482)

Beneficial Conversion Feature on Preferred Stock	–	(322,240)

Net Loss Applicable to Common Shareholders	$(5,835,944)	$(5,329,722)

Net Loss per Common Share (Basic And Diluted)	$(0.23)	$(0.54)

Weighted Average Shares Outstanding (Basic and Diluted)	25,466,121	9,903,088

The accompanying notes are an integral part of these financial statements.

4

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three months ended March 31, 2020 and March 31, 2019

(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Loss	$(5,835,944)	$(5,007,482)
Beneficial Conversion Feature on Preferred Stock	–	(322,240)
Comprehensive Net Loss to Common Shareholders	$(5,835,944)	$(5,329,722)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2020 and Three Months Ended March 31, 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

Cumulative effect of adoption ASC 842						(4,306)		(4,306)
Warrants Issued As Part Of Debt Extinguishment					1,287,962			1,287,962
Beneficial Conversion Feature Resulting from Debt					(213,700)			(213,700)
Offering Net	945,894	946			1,756,606			1,757,552
Issuance of Common Stock for Services	28,965	29			71,939			71,968
Share Based Compensation					35,749			35,749
Value of Beneficial Conversion Feature					322,240	(322,240)		—
Net Loss						(5,007,482)		(5,007,482)

Balance, March 31, 2019	10,432,718	$10,433	2,120	$2	$66,798,711	$(56,036,514)	$(5,118)	$10,767,514

Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Value of Preferred Stock Conversion	3,171,428	3,172	(666)	(1)	(3,171)	—	—	—
Proceeds from Securities Purchase Agreement, Net	4,000,000	4,000	—	—	911,296	—	—	915,296
Proceeds From Warrant Exchange, net	500,000	500	—	—	169,500	—	—	170,000
Issuance of Common Stock for Services	43,077	43	—	—	27,957	—	—	28,000
Share Based Compensation	—	—	—	—	23,814	—	—	23,814
Net Loss	—	—	—	—	—	(5,835,944)	—	(5,835,944)
Balance, March 31, 2020	29,592,229	$29,593	431	$—	$76,246,472	$(71,883,079)	$(5,118)	$4,387,868

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2020 and March 31, 2019

(unaudited)

	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net Loss	$(5,835,944)	$(5,007,482)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	106,614	429,183
Depreciation and Amortization Expense	132,573	72,471
Accretion of Discount on Secured Convertible Notes	(7,288)	390,260
Stock Issued for Services	28,000	71,968
Stock Compensation Expense	23,814	35,749
Warrant Revaluation Expense	3,467,961	–
Debt Discount in Excess of the Principal	631,852	–
Loss On Extinguished Debt	–	3,352,155

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	1,163,565	499,739
Other Receivable	–	(25,520)
Inventory	–	278
Prepaid Expenses & Other Assets	(154,466)	(216,714)
Lease Deposits	–	(67,523)
Film and Television Costs, net	(70,651)	(660,486)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(125,637)	(168,556)
Accrued Salaries & Wages	37,979	160,706
Deferred Revenue	(100,238)	(438,777)
Participations Payable	90,156	4,774
Due To Related Party	(511,503)	102,563
Accrued Expenses	127,696	251,972
Net Cash Used in Operating Activities	(995,517)	(1,213,240)

Cash Flows from Investing Activities:
Investment in Property & Equipment	–	(4,423)
Net Cash Used in Investing Activities	–	(4,423)

Cash Flows from Financing Activities:
Payments On Lease liability	(68,579)	(49,189)
Proceeds from Sale of Securities Purchase Agreement, Net	915,296	1,757,552
Proceeds From Warrant Exchange	170,000	–
Proceeds from Senior Secured Convertible Notes, net	6,098,000	–
Repayment on Secured Convertible Notes	(2,866,664)	–
(Repayment)/Proceeds on Production Facility, Net	(797,609)	454,628
Net Cash Provided by Financing Activities	3,450,444	2,162,991

Net Increase in Cash and Cash Equivalents	2,454,927	945,328
Beginning Cash and Cash Equivalents	305,121	3,085,026
Ending Cash and Cash Equivalents	$2,760,048	$4,030,354

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$23,562	$110,486
Schedule of Non-Cash Financing and Investing Activities
Warrant Derivative Liability	$10,229,852	$–
Beneficial Conversion Feature	$–	$322,240

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

In 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with A Squared Entertainment LLC, a Delaware limited liability company (“A Squared”), A Squared Holdings LLC, a California limited liability company and sole member of A Squared (the “Parent Member”), and A2E Acquisition LLC, its newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transactions, A Squared, as the surviving entity, became a wholly-owned subsidiary of the Company.

Liquidity

Historically, the Company has incurred net losses. For the three months ended March 31, 2020 and March 31, 2019, the Company reported net losses of 5,835,944 and $5,007,482, respectively. The Company reported net cash used in operating activities of $995,517 and $1,213,240 for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, the Company had an accumulated deficit of $71,883,079 and total stockholders’ equity of $4,387,868. At March 31, 2020, the Company had current assets of $10,092,077, including cash and cash equivalents of $2,760,048 and current liabilities of $19,290,900. The Company had negative working capital of $9,198,823 as of March 31, 2020, compared to negative working capital of $3,650,136 as of December 31, 2019.

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

Secured Convertible Note and Warrant Private Placement

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

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants described below in Note 15 occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

2020 Convertible Notes can be converted at the investor’s option into Common Stock at the conversion rate of $1.375 per share to be adjusted to $0.21 per share upon receipt of stockholder approval and subject to certain other adjustments, according to the terms of the Notes (the “Conversion Price”). On May 15, 2020, the Company received the necessary stockholder approval in connection with the Nasdaq proposals described below in Note 10. As a result, the conversion price of the 2020 Convertible Notes and the exercise price of the Warrants were each reduced to $0.21.

2020 Convertible Notes can be converted at the Company’s option, provided certain conditions are met, into Common Stock at the lower of the Conversion Price and 85% of the average of the five lowest daily weighted average prices of Company’s shares during the measuring period, according to the terms of the Notes.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2020 and 2019 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared Entertainment LLC, Llama Productions LLC and Rainbow Rangers Productions LLC, as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of March 31, 2020, and December 31, 2019, the Company had Cash and Cash Equivalents of $2,760,048 and $305,121, respectively.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $68,943 for March 31, 2020 and $0 as of December 31, 2019.

Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $0 at both March 31, 2020 and December 31, 2019.

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

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument considered indexed to Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

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

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We have prospectively adopted ASU 2019-02. The impact to our consolidated financial position, results of operations and cash flows were not material.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of March 31, 2020, the Company had one account with an uninsured balance of $2,478,995.

For the three months ended March 31, 2020, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 22% of the total revenue. Two other customers accounted for 92% of accounts receivable. For fiscal year 2019, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 65% of total revenue and represented 95% of accounts receivable.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective January 1, 2020, with early adoption as of January 1, 2017 permitted. We adopted ASU 2017-04 in 2019. The impact to our consolidated financial position, results of operations and cash flows was not material.

In July 2017, the FASB issued ASU No. 2017-11 addressing, among other matters, accounting for certain financial instruments. One of the amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to loans issued, trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. We adopted ASU 2016-13 in 2019. The impact to our consolidated financial position, results of operations and cash flows was not material.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within that fiscal year. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Furniture and Equipment	$19,419	$19,419
Computer Equipment	144,643	144,643
Leasehold Improvements	14,182	14,182
Software	15,737	15,737
Property and Equipment, Gross	193,981	193,981
Less Accumulated Depreciation	(142,642)	(129,105)
Property and Equipment, Net	$51,339	$64,876

During the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $13,537 and $9,725, respectively.

Note 4: Right Of Use Leased Asset

Right of use asset consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Office Lease Asset	$2,155,237	$2,155,237
Printer Lease Asset	2,245,093	2,245,093
Right Of Use Asset, Gross	4,400,330	4,400,330

Office Lease Accumulated Amortization	(378,231)	(321,773)
Printer Lease Accumulated Amortization	(120,507)	(68,720)
Right Of Use Asset, Net	$3,901,592	$4,009,837

During the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $108,245 and $52,973 respectively.

Note 5: Film and Television Costs, Net

As of March 31, 2020, the Company had net Film and Television Costs of $9,870,922, compared to $9,906,885 at December 31, 2019. The decrease primarily relates to the amortization of Rainbow Rangers Season 1 and Llama Llama Seasons 1 & 2 offset by development costs related to Stan Lee’s Superhero Kindergarten.

During the three months ended March 31, 2020 and 2019, the Company recorded Film and Television Cost amortization expense of $106,614 and $429,183, respectively.

The following table highlights the activity in Film and Television Costs of March 31, 2020, and December 31, 2019:

Total
Film and Television Costs, Net as of December 31, 2018	$8,166,131
Additions to Film and Television Costs	3,920,013
Capitalized Interest	50,765
Film Amortization Expense	(2,230,024)
Film and Television Costs, Net as of December 31, 2019	9,906,885
Additions to Film and Television Costs	70,651
Capitalized Interest	–
Film Amortization Expense	(106,614)
Film and Television Costs, Net as of March 31, 2020	$9,870,922

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the Merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through March 31, 2020, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Trademarks (a)	$129,831	$129,831
Other Intangible Assets (a)	272,528	272,528
Intangible Assets, Gross	402,359	402,359
Less Accumulated Amortization (b)	(361,567)	(350,776)
Intangible Assets, Net	$40,792	$51,583

(a) Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2019, the Company determined that the Product Masters inventory had no further useful life and the asset value and accumulated amortization were written off.

(b) During the three months ended March 31, 2020 and March 31, 2019, the Company recognized, $10,791 and $9,773, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of March 31, 2020 is as follows:

Fiscal Year:
2020	32,374
2021	4,359
2022	1,861
2023	1,465
2024	733
Total	$40,792

Note 7: Deferred Revenue

As of March 31, 2020, and December 31, 2019, the Company had total short term and long term deferred revenue of $5,008,714 and $5,108,953, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of March 31, 2020 and December 31, 2019 is the $3,368,465 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 8: Accrued Liabilities – Current

As of March 31, 2020, and December 31, 2019, the Company has the following current accrued liabilities:

	March 31, 2020	December 31, 2019
Other Accrued Expenses (a)	$252,636	$124,940
Accrued Salaries and Wages (b)	269,460	231,481
Total Accrued Liabilities – Current	$522,096	$356,421

(a)	Represents accrued interest, insurance liability and lease deposit on sub-lease.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees for the three months ended March 31, 2020 and the year ended December 31, 2019

Note 9: Secured Convertible Notes

On August 17, 2018, the Company entered into a Securities Purchase Agreement (the “August 2018 Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $4.50 million in secured convertible notes, convertible into shares of our common stock, at a conversion price of $2.50 per share (the “August 2018 Secured Convertible Notes”) and (ii) warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.00 per share (the “Warrants,” and, together with the August 2018 Secured Convertible Notes, the “Securities”). We received approximately $4,500,000 in gross proceeds from the Offering.

The August 2018 Secured Convertible Notes were our senior secured obligations and were secured by certain tangible and intangible property of the Company as described in the August 2018 Purchase Agreement.  On March 16, 2020, the holders of the August 2018 Secured Convertible Notes were repaid in full including interest.

During the three months ended March 31, 2020, the Company recognized $7,287 of discount amortization which is included in interest expense.

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

On March 16, 2020, the August 2018 Secured Convertible Notes were paid in full including interest.

Note 10: Senior Secured Convertible Notes

On March 11, 2020, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13,750,000 (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) warrants to purchase 65,476,190 shares of Common Stock, exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7,000,000, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4,000,000 (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, the Company’s Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note.

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants described below in Note 15 occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

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

On May 15, 2020, the Company received the necessary Stockholder Approval in connection with the Nasdaq proposals described above. As a result, the conversion price of the 2020 Convertible Notes and the exercise price of the Warrants were each reduced to $0.21. In addition, existing warrant holders that participated in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Common Stock) also had their existing warrants’ exercise prices reduced to $0.21.

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

Payment of Investor’s Notes

The Company will receive the applicable portion of the Investor Notes principal due upon each voluntary or mandatory prepayment of the Investor Notes. The Investors may, at their option and at any time, voluntarily prepay the Investor Notes, in whole or in part. The Investor Notes are also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the mandatory prepayment events. The Company may require an investor to prepay the Investor Notes provided certain conditions are met including but not limited to the following: Stockholder Approval has been obtained, no Event of Default as defined in the terms of 2020 Convertible Notes took place.

The Investor Notes also contain certain offset rights of the Company and the Investors, which if exercised, would reduce the amount outstanding under 2020 Convertible Notes and the Investor Notes by the same amount and, accordingly, the cash proceeds received by the Company from the investors. These offset rights are triggered by specific occurrences that could jeopardize an Investor’s investment.

On the maturity date of 2020 Convertible Notes, the outstanding principal amount owed by an investor to the Company under such Investor Note shall be satisfied and cancelled in exchange for the cancellation of an equal amount owed the Company to such investor under the related 2020 Convertible Notes.

The Company reports the Investor Notes and the respective portion of the Convertible Notes that may be offset against the Investor Notes on a “gross” basis, i.e. as an asset and a liability, respectively.

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

The Company classified the detachable warrants as derivative financial liabilities that are recorded at fair value on a recurring basis separately from debt. The Company classified investors’ and Company’s conversion options as a compound embedded derivative liability recorded separately from the debt. The amount of debt discount arising from the separate accounting of the above financial instruments at March 17, 2020 is $10,729,852.

The change in the fair value of the detachable warrants two conversion options for the quarter ended March 31, 2020 is $3,467,961. The Company estimated that the fair value of the investor’s conversion options and the fair value of Company’s conversion options at March 17, 2020 and March 31, 2020 are immaterial.

Company’s interest expense associated with 2020 Convertible Notes was $ 631,855 for the quarter ended March 31, 2020. The interest expense included $ 631,852 excess of discount over Notes’ principal. The discount is mainly attributable to detachable warrants and 20% original issuance discount. The amount of unamortized discount at March 31, 2020 is $ 13,749,996. Company recognizes interest expense associated with 2020 Convertible Notes using the effective interest rate method.

Note 11: Production Loan Facility

On August 8, 2016, Llama Productions, LLC closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of March 31, 2020, the Company was in compliance with these covenants.

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 4.25% and 5.17% as of March 31, 2020.

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

As of March 31, 2020, the Company had gross outstanding borrowing under the facility of $2,294,130. As of December 31, 2019, the Company had gross outstanding borrowing under the facility of $3,091,739.

Note 12: Disputed Trade Payable

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

Note 13: Stockholders’ Equity

Common Stock

As of March 31, 2020, the total number of authorized shares of common stock was 233,333,334.

On January 8, 2020, the Company issued 43,077 shares of Common Stock valued at $0.65 per share to a provider for investor relations services.

On January 15, 2020, the Company issued 3,171,428 shares of Common Stock in exchange for 666 shares of Preferred Stock at a conversion price of $0.21 per share.

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

As of March 31, 2020, and December 31, 2019, there were 29,592,229 and 21,877,724 shares of common stock outstanding, respectively.

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

As of March 31, 2020, and December 31, 2019, there were 431 and 1,097 shares of Series A Convertible Preferred Stock outstanding respectively.

On May 12, 2014, the Board of Directors authorized the designation of a class of preferred stock as “Series A Convertible Preferred Stock.” On May 14, 2014, the Company filed the Certificate of Designation, Preferences and Rights of the 0% Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Nevada.

Each share of the Series A Convertible Preferred Stock is convertible into shares of Common Stock, based on a conversion calculation equal to the Base Amount divided by the conversion price. The Base Amount is defined as the sum of (i) the aggregate stated value of the Series A Convertible Preferred Stock to be converted and (ii) all unpaid dividends thereon. The stated value of each share of the Series A Convertible Preferred Stock is $1,000 and the initial conversion price is $6.00 per share, subject to adjustment in the event of stock splits, dividends and recapitalizations. Additionally, in the event the Company issues shares of its common stock or common stock equivalents at a per share price that is lower than the conversion price then in effect, the conversion price shall be adjusted to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the Series A Convertible Preferred Stock to the extent that as a result of such conversion, the investor would beneficially own more than 9.99% in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock possess no voting rights.

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

On August 17, 2018, in connection with the Securities Purchase Agreement in which the August 2018 Secured Convertible Notes are convertible into shares of the Company’s common stock at $2.50 per share. As a result, the conversion price of the Series A Convertible Preferred Stock decreased to $2.50. This decrease resulted in a beneficial conversion feature of $353,333 which was recognized on August 17, 2018.

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

On November 20, 2019, we entered into a settlement agreement and release (“Settlement Agreement”) with certain holders of our Series A Convertible Preferred Stock (each, a “Preferred Holder” and collectively, the “Preferred Holders”) constituting 58% of the outstanding Series A Preferred Stock in connection with a dispute that arose between the parties with respect to certain rights under the Certificate of Designations. Pursuant to the Settlement Agreement, we agreed to adjust the conversion price of the Series A Convertible Preferred Stock to $0.21 and the parties agreed to terminate and deem null and void that certain Securities Purchase Agreement, dated as of May 14, 2014, by and among the Preferred Holders and the other parties signatories thereto, with respect to the Preferred Holders. The Preferred Holders, constituting the holders of at least a majority of the outstanding Preferred Shares (the “Required Holders”), agreed and consented to an amendment and restatement of the Certificate of Designations. The parties also agreed to customary releases and a covenant not to sue as further contained in the Settlement Agreement. Accordingly, on November 21, 2019, we filed an Amended and Restated Certificate of Designation (the “Amended and Restated Certificate”) for our Series A Convertible Preferred Stock. The amendments, among other things, had the effect of setting the conversion price of the Series A Convertible Preferred Stock at $0.21.

Between November 21, 2019 and December 10, 2019, the Company issued 3,804,766 shares of the Common Stock in exchange for 798 shares of preferred Stock at a conversion price of $0.21 per share.

On January 9, 2020, the Company issued 3,171,428 shares of the Common Stock in exchange for 666 shares of preferred Stock at a conversion price of $0.21 per share.

Note 14: Stock Options

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by the Company’s stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance up to an aggregate of 150,000 shares of common stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 1,293,334 from 150,000 shares to 1,443,334 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016. On May 18, 2017, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 223,333 shares from 1,443,334 shares to an aggregate of 1,667,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by the stockholders on July 25, 2017. On September 6, 2018, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 500,000 shares from 1,667,667 shares to an aggregate of 2,167,667 shares. The increase in shares available for issuance under the 2015 Plan was approved by the Company’s stockholders on October 2, 2018.

The following table summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2020:

	Options Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	1,289,866	$1.99 - 12.00	6.49 years	$7.18	—
Options Granted	—	$—	—	$—	—
Options Exercised	—	$—	—	$—	—
Options Cancelled	2,000	$1.99	3.94 years	$1.99	—
Options Expired	—	$—	—	$—	—
Balance at March 31, 2020	1,287,866	$1.99 - 12.00	1.17 years	$7.18	—

Exercisable December 31, 2019	1,176,416	$1.99 - 9.00	1.25 years	$7.67	—
Exercisable March 31, 2020	1,174,416	$1.99 - 9.00	.99 years	$7.68	—

During the three months ended March 31, 2020, and March 31, 2019, the Company recognized $23,814 and $35,749, respectively in share-based compensation expense. The unvested share-based compensation as of March 31, 2020 was $119,067, which will be recognized through the second quarter of 2021 assuming the underlying grants are not cancelled or forfeited.

Note 15: Warrants

The Company has warrants outstanding to purchase up to 82,698,215 and 11,124,405 shares as of March 31, 2020 and December 31, 2019, respectively.

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

The Company received gross proceeds of $3,866,573 from the exercise of the Original Warrants and issued Reload Warrants to purchase an aggregate of 799,991 shares of Common Stock and Market Price Warrants to purchase an aggregate of 371,699 shares of the Company’s common stock. In association with the Private Transaction, the Company recorded warrant exchange expense of $1,402,174 representing the difference in the fair market value of the Original Warrants and the New Warrants, as an adjustment to additional paid - capital.

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

On August 17, 2018, the Company issued warrants for 1,800,000 shares of the Company’s common stock in conjunction with the August 17, 2018 Securities Purchase Agreement. The warrants were issued to the parties who purchased the Company’s August 2018 Secured Convertible Notes. The Warrants are not exercisable until after six months from the date of issuance and expire five and half years from the date of issuance. The Warrants have an exercise price of $3.00 per share. In the event of a “Fundamental Transaction” (as defined in the Warrants), the Investors have the right to receive the value of the Warrants as determined in accordance with the Black-Scholes option pricing model. The Warrants are considered indexed to the Company’s own stock pursuant to ASC 815-40. The Warrants also met additional equity classification requirements and accordingly are accounted for as part of Company’s equity.

The allocation of carrying basis between the Warrants issued and the August 2018 Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,471,111 and was calculated using the Black-Scholes option pricing model.

On February 19, 2019, the Company entered into a securities purchase agreement with a certain accredited investor pursuant to which the Company sold 945,894 shares of Common Stock and warrants to purchase up to 945,894 shares of Common Stock, or the registered warrants, to such investor (the “February 2019 Offering”). The Company received $1,757,552 in net proceeds from this offering. Each share of Common Stock was accompanied by a registered warrant to purchase one share of Common Stock at an exercise price of $2.12. Each share of Common Stock and accompanying registered warrant were sold at a combined purchase price of $2.12. The shares of Common Stock and registered warrants were purchased together and were issued separately and were immediately separable upon issuance. In a concurrent private placement, the Company also sold to the purchaser in the February 2019 Offering, warrants to purchase up to 945,894 shares of Common Stock, or the private warrants.

In connection with the February 2019 Offering and concurrent private placement, the Company entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of its 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, the Company agreed to issue such holders warrants to purchase up to an aggregate amount 1,800,000 shares of Common Stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

The allocation of carrying basis between the Warrants issued and the August 2018 Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire common stock was $1,287,962 and was calculated using the Black-Scholes option pricing model.

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

In a connection with a Private Placement, the Company issued to the Investor warrants exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and will receive a cash fee of $35,280 and warrants to purchase 46,421 shares at an exercise price of $0.836 per share.

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

The placement agent received warrants to purchase 50,000 shares at an exercise price of $0.34 per share.

Pursuant to the SPA described in Note 10, the Company issued to the note holders warrants to purchase 65,476,191 shares of Common Stock, exercisable for a period of five years at an initial exercise price of $0.26 per share.

The placement agent received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share. The fair values of derivative warrants attached to 2020 Convertible Notes and Notes conversion option were determined based on Level 3 inputs, using the Black-Scholes-Merton model with standard valuation inputs. The valuation inputs at March 17, 2020 included expected volatility of 88.98%, and annual interest rate of 0.66%. The valuation inputs at March 31, 2020 included expected volatility of 89.91%, and annual interest rate of 0.37%.

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2020:

	Warrants Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	11,124,405	$3.30 - 6.00	4.37 years	$1.74	—
Warrants Granted	72,073,810	$0.26 - 0.34	4.96 years	$0.26	—
Warrants Exercised	500,000	$3.90	2.51 years	$3.90	—
Warrants Expired	—	$—	—	$—	—
Balance at March 31, 2020	82,698,215	$0.26 - 5.30	4.15 years	$1.48	—

Exercisable December 31, 2019	7,176,620	$0.76 - 6.00	3.77 years	$2.52	—
Exercisable March 31, 2020	78,746,851	$0.26 - 5.30	2.50 years	$1.52	—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2020, and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As of March 31, 2020, weighted-average lease term for operating leases equals to 79.32 months. Weighted-average discount rate equals to 10.32%.

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

On January 30, 2019, we entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that is scheduled to commence on August 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended March 31, 2020 and March 31, 2019 were $207,839 and $144,793, respectively. During the three months ended March 31, 2020 and March 31, 2019, we received sub-lease income of $121,070 and $115,230, respectively.

The following is a schedule of future minimum contractual obligations as of March 31, 2020, under the Company’s operating leases and employment agreements:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	483,814	744,056	840,125	871,679	904,423	1,871,252	5,715,349
Employment Contracts	282,581	322,950	322,950	282,581	—	—	1,211,062
Total	766,395	1,067,006	1,163,075	1,154,260	904,423	1,871,252	6,926,411

Note 18: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the three months ended March 31, 2020 and 2019, under this agreement.

On October 1, 2016, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $186,000 through the course of production of the Company’s animated series Llama Llama. From October 1, 2016 through December 31, 2017, Mr. Heyward was paid $186,000.

On August 31, 2018, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of December 31, 2019, Mr. Heyward was paid $124,000. No further amounts are due or paid during the three months ended March 31, 2020.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of December 31, 2019, 26 half hours had been delivered and accordingly Mr. Heyward was owed $322,400, which is included in the Due To Related Party line item on our consolidated balance sheet. The second identified series under this employment agreement is Rainbow Rangers Season 2. As of December 31, 2019, 13 half hours had been delivered and accordingly Mr. Heyward was owed $161,200, which is included in the Due To Related Party line item on our consolidated balance sheet. Both of these amounts were paid on March 17, 2020.

On September 17, 2019, Mr. Heyward purchased $500,000 of the August 2018 Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction.

On October 2, 2019, Mr. Heyward purchased 1,000,000 shares of Common Stock for an aggregate purchase price of $760,000, or $0.76 per share.

As of March 31, 2020, Andy Heyward is owed $72,812 for reimbursable expenses which are included in the Due To Related Parties line item on our condensed consolidated balance sheet.

Note 19: Subsequent Events

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from March 31, 2020 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

May Securities Purchase Agreements

On May 7, 2020, the Company entered into a Securities Purchase Agreement with certain long standing investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 8,000,000 shares Common Stock at an offering price of $0.35 per share for gross proceeds of $2.8 million before deducting the placement agent fees and offering expenses. The Registered Offering closed on May 8, 2020.

On May 8, 2020, the Company entered into a Securities Purchase Agreement with certain long standing investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 12,000,000 shares Common Stock at an offering price of $0.454 per share for gross proceeds of $5.448 million before deducting the placement agent fees and offering expenses. The Registered Offering closed on May 12, 2020.

Stockholder Approval

Pursuant to the terms of the SPA, the 2020 Convertible Notes and the Warrants, the Company agreed that the following will apply or become effective only following Stockholder Approval: (1) the conversion price of the 2020 Convertible Notes shall be reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company, (2) the exercise price of the Warrants shall be immediately reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company, (3) the 2020 Convertible Notes and Warrants shall each have full ratchet anti-dilution protection for subsequent financings (subject to certain exceptions), (4) existing warrant holders that participated in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Company Common Stock) will have their existing warrants’ exercise prices reduced to $0.21 and (5) the investors shall have a most favored nations right which provides that if the Company enters into a subsequent financing, then the Investors (together with their affiliates) at their sole discretion shall have the ability to exchange their 2020 Convertible Notes on a $1 for $1 basis into securities issued in the new transaction. Additionally, in the event that any warrants or options (or any similar security or right) issued in a subsequent financing include any terms more favorable to the holders thereof (less favorable to the Company) than the terms of the Warrants, the Warrants shall be automatically amended to include such more favorable terms.

On May 15, 2020, the Company received the necessary Stockholder Approval in connection with the Nasdaq proposals described above. As a result, the conversion price of the 2020 Convertible Notes and the exercise price of the Warrants were each reduced to $0.21. In addition, existing warrant holders that participated in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Common Stock) also had their existing warrants’ exercise prices reduced to $0.21.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2020 and 2019. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2020 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season, and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee's Superhero Kindergarten with Stan Lee's Pow! Entertainment.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Financings

January 2020 Warrant Exercise Agreement

On January 22, 2020, we entered into a private transaction pursuant to a Warrant Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $3.90 per share and were to expire in October 2022. Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Agreement). We received approximately $170,000 from the exercise of the Original Warrants.

March 2020 Secured Convertible Note and Warrant Private Placement

On March 11, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) pursuant to which we agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13,750,000 (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) warrants to purchase 65,476,190 shares of Common Stock, exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7,000,000, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4,000,000 (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, our Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share (the “Placement Agent Warrants”).

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

The Company agreed to hold a stockholder meeting (the “Stockholder Meeting”), by no later than May 15, 2020, to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”) and the Company will be obligated to continue to seek Stockholder Approval every 90 days until such approval is obtained, (ii) until the date that the 2020 Convertible Notes are no longer outstanding, the Company will not issue, offer, sell or grant any equity or equity-linked security, subject to certain limited exceptions described in the SPA, unless (A) Stockholder Approval has been obtained prior thereto and (B) (i) at least 75% of the gross proceeds in excess of the first $2,000,000 of gross proceeds of all subsequent Financings consummated prior to the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata based on an Investor’s Purchase Price which redemption may be waiver by an Investor and it will not increase the pro-rata percentage of any other Investors) or (ii) at least 75% of the gross proceeds of any such subsequent placement consummated after the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata), (iii) the Company shall use its best efforts to effectuate the transactions contemplated by the Voting Agreements executed by the Company and the stockholders who hold in the aggregate approximately 40% of the outstanding shares of Common Stock which require that such stockholders vote in favor of the proposals voted on at the Stockholder Meeting, and (iv) promptly securing the listing of certain shares issuable pursuant to the transaction documents and maintaining the listing of the shares of Common Stock on an eligible market.

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

The 2020 Convertible Notes provide that the Company will repay the principal amount of 2020 Convertible Notes in equal monthly installments of 1/12th of the principal amount of the 2020 Convertible Notes beginning October 31, 2020 and the last business day of each calendar month anniversary thereafter (each an “Installment Date”). On each Installment Date, assuming that certain Equity Conditions are met and Stockholder Approval has been obtained, all or some of the Installment Amount (as defined in the 2020 Convertible Notes) shall be converted into shares of Common Stock, provided however that the Company may elect prior to any Installment Date to pay all or a portion of the installment amount in cash.

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

On May 15, 2020, the Company received the necessary Stockholder Approval in connection with the Nasdaq proposals described above. As a result, the conversion price of the 2020 Convertible Notes and the exercise price of the Warrants were each reduced to $0.21. In addition, existing warrant holders that participated in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Common Stock) also had their existing warrants’ exercise prices reduced to $0.21.

March 2020 Securities Purchase Agreement

On March 22, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain long standing investors (the “Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the Investors, an aggregate of 4,000,000 shares of Common Stock, at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses.

May 2020 Securities Purchase Agreements

On May 7, 2020, the Company entered into a Securities Purchase Agreement with certain long standing investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 8,000,000 shares Common Stock at an offering price of $0.35 per share for gross proceeds of $2.8 million before deducting the placement agent fees and offering expenses. The Registered Offering closed on May 8, 2020.

On May 8, 2020, the Company entered into a Securities Purchase Agreement with certain long standing investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 12,000,000 shares Common Stock at an offering price of $0.454 per share for gross proceeds of $5.448 million before deducting the placement agent fees and offering expenses. The Registered Offering closed on May 12, 2020.

Results of Operations

Our summary results for the three months ended March 31, 2020, and March 31, 2019 are below.

Revenues

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Licensing & Royalties	$203,365	$350,186	$(146,821)	-42%
Television & Home Entertainment	52,217	850,107	(797,890)	-94%
Advertising Sales	78,657	20,160	58,497	290%
Product Sales	500	478	22	5%
Total Revenue	$334,739	$1,220,931	$(886,192)	-73%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended March 31, 2020 compared to the three months ended March 31, 2019, Licensing and Royalty revenue decreased $146,821, or 42%, primarily due to the revenue generated from the Psycho Bunny settlement in 2019 without comparable revenue in 2020.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended March 31, 2020 compared to the three months ended March 31, 2019, Television & Home Entertainment revenue decreased $797,890, or 94%, primarily due to the revenue generated from the delivery of Rainbow Rangers to the Viacom Media Network in January 2019 without comparable revenue in 2020.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $58,497, or 290%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the addition of new distribution partners, increased advertising impressions served and additional ad campaigns. This was a result of our efforts to continue to grow this area of the business through new distribution channels and with new partners.

Expenses

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Marketing and Sales	$112,700	$81,471	$31,229	38%
Direct Operating Costs	227,506	740,055	(512,549)	-69%
General and Administrative	1,762,583	1,649,520	113,063	7%
Interest Expense	721,003	529,202	191,801	36%
Total	$2,823,792	$3,000,248	$(176,456)	-6%

Marketing and sales expenses increased $31,229, or 38%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended March 31, 2020, the Company recorded film and television cost amortization expense of $106,614 and participation expense of $119,469 compared to expenses of $429,183 and $289,333, respectively, for the three months ended March 31, 2019. The decreases in direct operating costs for the three months ended March 31, 2020 compared to the prior year reflect decreases in film amortization and participation expenses related to decreased revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended March 31, 2020 increased $113,063, or 7%, compared to the same period in 2019. This increase was primarily related to increases in legal professional fees, rent expense, and bad debt, offset by decreases in salaries and wages and administrative professional fees.

Interest expense for the three months ended March 31, 2020 increased $191,801, or 36%, compared to the same period in 2019. This increase is due to the expensing of the debt discount in excess of principal related to the Senior Secured Convertible Notes. This was partially offset by reductions in the amortization of the debt discount related to the $4,500,000 of Secured Convertible Notes, and interest paid on the lower outstanding balance.

Liquidity and Capital Resources

Working Capital

As of March 31, 2020, we had current assets of $10,092,077, including cash and cash equivalents of $2,760,048, and current liabilities of $19,290,901, resulting in negative working capital of $9,198,824, compared to negative working capital of $3,650,136 as of December 31, 2019.

Decreases in working capital were the result of recording the warrant derivative liability, partially offset by the recording of the investor receivable and the repayment of the Secured Convertible Notes.

We believe that our current cash and cash equivalents balances are sufficient to support our operations for at least the next twelve months.

Comparison of Cash Flows for the Three Months Ended March 31, 2020, and March 31, 2019

Our total cash and cash equivalents was $2,760,048 and $4,030,354 at March 31, 2020, and 2019, respectively.

Comparison of Cash Flows

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
Cash used in operations	$(995,517)	$(1,213,240)	$217,723	-18%
Cash used in investing activities	–	(4,423)	4,423	-100%
Cash provided by financing activities	3,450,444	2,162,991	1,287,453	60%
Increase in cash	$2,454,927	$945,328	$1,509,599	160%

During the three months ended March 31, 2020, our primary sources of cash were the net proceeds from the 2020 Convertible Notes of $6,098,000 and the net sales of common shares for $915,296, partially offset by the repayment of the August 2018 Secured Convertible Notes of $2,866,664 and the repayment of the Production Facility of $797,609.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $995,517 as compared to cash used in operating activities of $1,213,240 during the comparable period in 2019.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 was $0 as compared to a use of $4,423 for the three months ended March 31, 2019. Investing activities include the purchase of furniture and equipment in 2019.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $3,450,444 as compared to $2,162,991 cash provided by the comparable period in 2019. During the three months ended March 31, 2020, the sources of cash generated from financing activities were the proceeds from the 2020 Convertible Notes of $6,098,000 and the net sales of common shares for $915,296, partially offset by the repayment of the August 2018 Secured Convertible Notes of $2,866,664 and the repayment of the Production Facility of $797,609.

Capital Expenditures

As of March 31, 2020, we do not have any material commitments for capital expenditures.

Critical Accounting Policies

Our accounting policies are described in the notes to the financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared, Llama Productions and Rainbow Ranger Productions, as well as its interest in Stan Lee Comics, LLC (“Stan Lee Comics”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Debt and Attached Equity-Linked Instruments

We measure issued debt on an amortized cost basis, net of debt premium/discount and debt issuance costs amortized using the effective interest rate method or the straight-line method when the latter does not lead to materially different results.

We account for the proceeds from the issuance of convertible notes payable in accordance with FASB ASC 470-20 Debt with Conversion and Other Options. Pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature (beneficial conversion interest), which is in the money on the commitment date is included in the discount to debt and amortized to interest expense over the term of the note agreement. When the conversion option is not separated, we account for the entire convertible instrument including debt and the conversion feature as a liability.

We analyze freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to our own stock. If the instrument is not considered indexed to our stock, it is classified as an asset or liability recorded at fair value. If the instrument considered indexed to our stock, we analyze additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met the instrument is recorded as part of our equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, we also consider the bifurcation guidance for embedded derivatives per FASB ASC 815-15 Embedded Derivatives.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to loans issued, trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. We adopted ASU 2016-13 in 2019. The impact to our consolidated financial position, results of operations and cash flows was not material.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2020 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2020, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the three months ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Senior Secured Convertible Note issued by the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

4.2	Form of Investor Note issued by the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

4.3	Form of Investor Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

4.4	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.1	Form of Warrant Exercise Agreement, by and among the Company and the signatories identified therein (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.2	Form of Securities Purchase Agreement, dated March 11, 2020, by and between the Company and Investors signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.3	Form of Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.4	Form of Guaranty Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.5	Form of Investor Note Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.6	Form of Master Netting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.7	Form of Voting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.8	Form of Lock-Up Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

10.9	Form of Securities Purchase Agreement, dated March 22, 2020, by and among the Company and the Investors signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

____________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 18, 2020	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2020	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

