Form 10-Q
period 2020-06-30
Genius Brands International, Inc.
filed 2020-08-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-37950

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N Canon Dr.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 219,029,898 shares of common stock, par value $0.001 per share, were outstanding as of August 14, 2020.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2020, and December 31, 2019

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$54,382,775	$305,121
Accounts Receivable, net	3,027,363	4,101,679
Inventory	–	9,277
Prepaid and Other Assets	1,050,348	230,172
Total Current Assets	58,460,486	4,646,249

Property and Equipment, net	37,801	64,876
Right Of Use Assets, net	3,792,133	4,009,837
Film and Television Costs, net	9,996,300	9,906,885
Lease Deposits	368,001	368,001
Intangible Assets, net	30,445	51,583
Goodwill	10,365,806	10,365,806
Total Assets	$83,050,972	$29,413,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,072,594	$946,450
Accrued Expenses	220,099	124,940
Participations Payable	2,554,019	2,271,613
Deferred Revenue	647,029	664,887
Secured Convertible Notes, net	–	2,373,952
Payroll Protection Program	366,267	–
Warrant Derivative Liability	3,179,569	–
Lease Liability	351,307	598,747
Due To Related Party	91,006	1,084,315
Accrued Salaries and Wages	301,281	231,481
Total Current Liabilities	8,783,171	8,296,385

Long Term Liabilities:
Deferred Revenue	4,524,214	4,444,066
Lease Liability	3,711,105	3,569,345
Production Facility, net	1,889,426	3,091,739
Disputed Trade Payable	925,000	925,000
Total Liabilities	19,832,916	20,326,535

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 100 and 1,097 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	–	1
Common Stock, $0.001 par value, 233,333,334 shares authorized 218,856,170 and 21,877,724 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	218,857	21,878
Additional Paid in Capital	519,985,782	75,117,076
Accumulated Deficit	(456,981,465)	(66,047,135)
Accumulated Other Comprehensive Income (Loss)	(5,118)	(5,118)
Total Stockholders' Equity	63,218,056	9,086,702

Total Liabilities and Stockholders’ Equity	$83,050,972	$29,413,237

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and June 30, 2019

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Licensing & Royalties	$162,759	$149,659	$366,124	$499,845
Television & Home Entertainment	326,244	295,454	378,461	1,145,561
Advertising Sales	70,357	17,522	149,014	37,682
Product Sales	1,319	1,628	1,819	2,106
Total Revenues	560,679	464,263	895,418	1,685,194

Operating Expenses:
Marketing and Sales	128,556	226,738	241,256	308,209
Direct Operating Costs	440,015	347,773	667,521	1,087,828
General and Administrative	2,368,834	1,556,611	4,131,416	3,206,131
Total Operating Expenses	2,937,405	2,131,122	5,040,193	4,602,168

Loss from Operations	(2,376,726)	(1,666,859)	(4,144,775)	(2,916,974)

Other Income (Expense):
Interest Income	28,342	7,027	28,342	15,788
Loss on Extinguished Debt	–	–	–	(3,352,155)
Warrant Revaluation Expense	(208,760,698)	–	(212,228,659)	–
Conversion Option Revaluation Expense	(171,835,729)	–	(171,835,729)	–
Sub-Lease Income	117,415	82,222	238,484	197,453
Interest Expense	(430,606)	(137,542)	(1,151,609)	(666,744)
Net Other Income (Expense)	(380,881,276)	(48,293)	(384,949,171)	(3,805,658)

Loss Before Income Tax Expense	(383,258,002)	(1,715,152)	(389,093,946)	(6,722,632)

Income Tax Expense	–	–	–	–

Net Loss	(383,258,002)	(1,715,152)	(389,093,946)	(6,722,632)

Beneficial Conversion Feature on Preferred Stock	–	–	–	(322,240)

Net Loss Applicable to Common Shareholders	$(383,258,002)	$(1,715,152)	$(389,093,946)	$(7,044,872)

Net Loss per Common Share (Basic And Diluted)	$(4.88)	$(0.16)	$(15.76)	$(0.69)

Weighted Average Shares Outstanding (Basic and Diluted)	78,503,414	10,447,475	24,690,154	10,180,916

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2020 and June 30, 2019

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Loss	$(383,258,002)	$(1,715,152)	$(389,093,946)	$(6,722,632)
Beneficial Conversion Feature on Preferred Stock	–	–	–	(322,240)
Comprehensive Net Loss to Common Shareholders	$(383,258,002)	$(1,715,152)	$(389,093,946)	$(7,044,872)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2020 and June 30, 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Value of Preferred Stock Conversion	3,171,428	3,172	(667)	(1)	(3,171)	–	–	–
Proceeds from Securities Purchase Agreement, Net	4,000,000	4,000	–	–	911,296	–	–	915,296
Proceeds From Warrant Exchange, net	500,000	500	–	–	169,500	–	–	170,000
Issuance of Common Stock for Services	43,077	43	–	–	27,957	–	–	28,000
Share Based Compensation	–	–	–	–	23,814	–	–	23,814
Net Loss	–	–	–	–	–	(5,835,944)	–	(5,835,944)

Balance, March 31, 2020	29,592,229	29,593	430	–	76,246,472	(71,883,079)	(5,118)	4,387,868

Proceeds from Securities Purchase Agreement, Net	47,500,000	47,500	–	–	43,792,875	–	–	43,840,375
Issuance of Common Stock for Services	49,610	50	–	–	190,950	–	–	191,000
Share Based Compensation	–	–	–	–	328,497	–	–	328,497
Value of Preferred Stock Conversion	1,571,430	1,571	(330)	–	(1,571)	–	–	–
Derivative Liability Adjustment	–	–	–	–	171,835,729	–	–	171,835,729
Note Conversion	65,476,190	65,476	–	–	(120,662)	–	–	(55,186)
Warrant Exercise	74,666,711	74,667	–	–	8,159,358	(1,840,384)	–	6,393,641
Warrant Revaluation	–	–	–	–	219,034,621	–	–	219,034,621
Warrants Issued For Services	–	–	–	–	519,513	–	–	519,513
Net Loss	–	–	–	–	–	(383,258,002)	–	(383,258,002)

Balance, June 30, 2020	218,856,170	$218,857	100	$–	$519,985,782	$(456,981,465)	$(5,118)	$63,218,056

Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

Cumulative effect of adoption ASC 842	–	–	–	–	–	(4,306)	–	(4,306)
Warrants Issued As Part Of Debt Extinguishment	–	–	–	–	1,287,962	–	–	1,287,962
Value Of Beneficial Conversion Feature	–	–	–	–	(213,700)	–	–	(213,700)
Proceeds from Securities Purchase Agreement, Net	945,894	946	–	–	1,756,606	–	–	1,757,552
Issuance of Common Stock for Services	28,965	29	–	–	71,939	–	–	71,968
Share Based Compensation	–	–	–	–	35,749	–	–	35,749
Value of Beneficial Conversion Feature	–	–	–	–	322,240	(322,240)	–	–
Net Loss	–	–	–	–	–	(5,007,482)	–	(5,007,482)

Balance, March 31, 2019	10,432,718	10,433	2,120	2	66,798,711	(56,036,514)	(5,118)	10,767,514

Issuance of Common Stock for Services	43,022	43	–	–	80,800	–	–	80,843
Share Based Compensation	–	–	–	–	57,407	–	–	57,407
Net Loss	–	–	–	–	–	(1,715,152)	–	(1,715,152)

Balance, June 30, 2019	10,475,740	$10,476	2,120	$2	$66,936,918	$(57,751,666)	$(5,118)	$9,190,612

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and June 30, 2019

(unaudited)

	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net Loss	$(389,093,946)	$(6,722,632)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	292,362	621,986
Depreciation and Amortization Expense	266,417	126,877
Accretion of Discount on Secured Convertible Notes	(7,288)	390,260
Bad Debt	99,792	–
Stock Issued for Services	219,000	129,511
Share Based Compensation	352,311	93,156
Warrant Revaluation Expense	212,228,659	–
Loss on Extinguished Debt	–	3,352,155
Conversion Option Revaluation Expense	171,835,729	–
Debt Discount in Excess of the Principal	1,031,852	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	974,524	933,175
Other Receivable	–	17,700
Inventory, net	9,277	3,150
Prepaid Expenses & Other Assets	(300,662)	(181,057)
Lease Deposits	–	(67,523)
Film and Television Costs, net	(381,777)	(1,583,497)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	126,144	(142,285)
Accrued Salaries & Wages	69,800	119,359
Deferred Revenue	62,290	81,533
Participations Payable	282,406	1,374
Due To Related Party	(493,309)	55,019
Accrued Expenses	95,159	221,599
Net Cash Used in Operating Activities	(2,331,260)	(2,550,140)

Cash Flows from Investing Activities:
Investment in Intangible Assets, net	(500)	–
Investment in Property & Equipment	–	(14,331)
Net Cash Used in Investing Activities	(500)	(14,331)

Cash Flows from Financing Activities:
Payments On Lease liability	(105,680)	(81,685)
Proceeds from Sale of Securities Purchase Agreement, Net	44,755,671	1,757,552
Proceeds From Warrant Exercises	5,819,319	–
Proceeds from Senior Secured Convertible Notes, net	6,098,000	–
Proceeds from Payroll Protection Program	366,267	–
Collection of Investor Notes	3,600,000	–
Repayment of Secured Convertible Notes	(2,866,664)	–
Note Conversion Costs	(55,186)	–
Repayment of Production Facility, Net	(1,202,313)	434,912
Net Cash Provided by Financing Activities	56,409,414	2,110,779

Net Increase/(Decrease) in Cash, Cash Equivalents	54,077,654	(453,692)
Beginning Cash, Cash Equivalents, and Restricted Cash	305,121	3,085,026
Ending Cash, Cash Equivalents, and Restricted Cash	$54,382,775	$2,631,334

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$468,468	$193,252
Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for production services	$–	$23,301
Beneficial Conversion Feature	$–	$322,240
Senior Convertible notes were converted into 65,476,190 shares of Common Stock	$13,750,000	$–
58,522,601 warrants were exercised on a cashless basis resulting in the issuance of 52,551,716 shares of Common Stock	$–	$–
Issuance of 2,284,172 warrants to purchase Common Stock at $1.39 per share for production Services	$–	–

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Financial Statements

June 30, 2020 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions and Alibaba. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel!. In July, 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form a joint venture with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The joint venture will be called “Stan Lee Universe, LLC” and POW! and the Company are finalizing the details of the venture.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended June 30, 2020 and June 30, 2019, the Company reported net losses of $383,258,002 and $1,715,152, respectively. For the six months ended June 30, 2020 and June 30, 2019, the Company reported net losses of $389,093,946 and $6,722,632, respectively. The Company reported net cash used in operating activities of $2,331,261 and $2,550,140 for the six months ended June 30, 2020, and June 30, 2019, respectively. As of June 30, 2020, the Company had an accumulated deficit of $456,981,465 and total stockholders’ equity of $63,218,056. At June 30, 2020, the Company had current assets of $58,460,486, including cash and cash equivalent of $54,382,775 and current liabilities of $8,783,171. The Company had positive working capital of $49,677,315 as of June 30, 2020, compared to negative working capital of $3,650,136 as of December 31, 2019.

Prior to the Company’s successful capital raises, the Company applied a loan pursuant to the Paycheck Protection Program (PPP) established under Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as interpreted and applied by Small Business Administration (SBA), an Agency of the United States of America. The application was approved and on April 30,2020, the Company received a loan with a principal amount of $366,267. The loan has an interest rate of one percent (1%) per year and matures on April 19, 2020. The loan may be eligible, in whole or in part, for forgiveness pursuant to the PPP. The Company shall apply to the lender for loan forgiveness in accordance with the PPP as implemented by SBA. The Company reported the proceeds from the PPP loan as debt using the effective interest rate method.

Warrant Exercise Agreement

On January 22, 2020, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock (as defined below) at an exercise price of $3.90 per share and were to expire in October 2022.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price (as reflected on Nasdaq.com) of the Common Stock (as defined below) for the five trading days immediately preceding the signing of the Agreement) (the “Amended Exercise Price”). The Company received approximately $170,000 from the exercise of the Original Warrants.

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

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants (as defined below) described below in Note 10 occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

2020 Convertible Notes can be converted at the investor’s option into Common Stock at the conversion rate of $1.375 per share to be adjusted to $0.21 per share upon receipt of stockholder approval and subject to certain other adjustments, according to the terms of the 2020 Convertible Notes (the “Conversion Price”). On May 15, 2020, the Company received the necessary stockholder approval in connection with the Nasdaq proposals described below in Note 10. As a result, the Conversion Price and the exercise price of the Warrants were each reduced to $0.21.

The 2020 Convertible Notes can be converted at the Company’s option, provided certain conditions are met, into Common Stock at the lower of the Conversion Price and 85% of the average of the five lowest daily weighted average prices of Company’s shares during the measuring period, according to the terms of the 2020 Convertible Notes.

Between June 10 and June 23, 2020, the 2020 Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of Common Stock.

March 2020 Securities Purchase Agreement

On March 22, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “March Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the March Investors, an aggregate of 4,000,000 shares of our Common Stock, at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses.

May 2020 Securities Purchase Agreements

On May 7, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “May 7th Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 7th Investors, an aggregate of 8,000,000 shares of our Common Stock, at an offering price of $0.35 per share for gross proceeds of approximately $2.8 million before deducting offering expenses.

On May 8, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “May 8th Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 8th Investors, an aggregate of 12,000,000 shares of our Common Stock, at an offering price of $0.454 per share for gross proceeds of approximately $5.448 million before deducting offering expenses.

On May 18, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “May 18th Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 18th Investors, an aggregate of 7,500,000 shares of our Common Stock, at an offering price of $1.20 per share for gross proceeds of approximately $9.0 million before deducting offering expenses.

On May 28, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “May 28th Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 28th Investors, an aggregate of 20,000,000 shares of our Common Stock, at an offering price of $1.50 per share for gross proceeds of approximately $30.0 million before deducting offering expenses.

Between May 18 and June 11, 2020, the Company received $5,649,319, net of expenses, from the exercise of 29,666,283 warrants at an exercise price of $0.21 per share.

On June 23, 2020, the Company received $3,600,000 from the payment of the Investor Notes Principal.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of June 30, 2020, and December 31, 2019, the Company had Cash and Cash Equivalents of $54,382,775 and $305,121, respectively.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $99,792 for June 30, 2020 and $0 as of December 31, 2019.

Inventories

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $0 at both June 30, 2020 and December 31, 2019.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the condensed consolidated statement of operations.

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

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to the Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to the Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606 (“Topic 606”), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

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

Concentration of Risk

The Company’s cash is maintained at three financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of June 30, 2020, the Company had four accounts with an uninsured balance of $53,365,354.

For the three months ended June 30, 2020, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 46% of the total revenue and 13% of accounts receivable. One other customer accounted for 56% of accounts receivable. For the six months ended June 30, 2020, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 29% of the total revenue and 13% of accounts receivable. One other customer accounted for 56% of accounts receivable. For three and six months ended June 30, 2019, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 52% and 57% of the total revenue respectively for the three and six months ended June 30, 2019 respectively. The Company had three customers that represented 75% of accounts receivable as of June 30, 2019.

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

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Furniture and Equipment	$19,419	$19,419
Computer Equipment	144,643	144,643
Leasehold Improvements	14,182	14,182
Software	15,737	15,737
Property and Equipment, Gross	193,981	193,981
Less Accumulated Depreciation	(156,180)	(129,105)
Property and Equipment, Net	$37,801	$64,876

During the three months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $13,537 and $9,120, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $27,075 and $18,845, respectively.

Note 4: Right Of Use Leased Asset

Right of use asset consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Office Lease Asset	$2,155,237	$2,155,237
Printer Lease Asset	2,245,093	2,245,093
Right Of Use Asset, Gross	4,400,330	4,400,330

Office Lease Accumulated Amortization	(436,128)	(321,773)
Printer Lease Accumulated Amortization	(172,069)	(68,720)
Right Of Use Asset, Net	$3,792,133	$4,009,837

During the three months ended June 30, 2020 and June 30, 2019, the Company recorded amortization expense of $109,458 and $37,059, respectively. During the six months ended June 30, 2020 and June 30, 2019, the Company recorded amortization expense of $217,704 and $214,101, respectively.

Note 5: Film and Television Costs, Net

As of June 30, 2020, the Company had net Film and Television Costs of $9,996,300, compared to $9,906,885 at December 31, 2019. The increase primarily relates to the production costs associated with Rainbow Rangers Season 2 and development of Stan Lee’s Superhero Kindergarten offset by the amortization of Rainbow Rangers Season 1 and Llama Llama Seasons 1 and 2.

During the three months ended June 30, 2020 and 2019, the Company recorded Film and Television Cost amortization expense of $185,748 and $192,803, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded Film and Television Cost amortization expense of $292,363 and $621,986, respectively.

The following table highlights the activity in Film and Television Costs of June 30, 2020 and December 31, 2019:

Total
Film and Television Costs, Net as of December 31, 2018	$8,166,131
Additions to Film and Television Costs	3,920,013
Capitalized Interest	50,765
Film Amortization Expense	(2,230,024)
Film and Television Costs, Net as of December 31, 2019	9,906,885
Additions to Film and Television Costs	381,778
Capitalized Interest	–
Film Amortization Expense	(292,363)
Film and Television Costs, Net as of June 30, 2020	$9,996,300

Note 6: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through June 30, 2020, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Trademarks (a)	$129,831	$129,831
Other Intangible Assets (a)	273,028	272,528
Intangible Assets, Gross	402,859	402,359
Less Accumulated Amortization (b)	(372,414)	(350,776)
Intangible Assets, Net	$30,445	$51,583

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through June 30, 2019, the Company has not recognized any impairment expense related to these assets.
(b)	During the three months ended June 30, 2020 and June 30, 2019, the Company recognized $10,847 and $9,720, respectively, in amortization expense related to the Trademarks and Other Intangible Assets. During the six months ended June 30, 2020 and June 30, 2019, the Company recognized $21,638 and $19,492, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Note 7: Deferred Revenue

As of June 30, 2020 and December 31, 2019, the Company had total short term and long term deferred revenue of $5,171,243 and $5,108,953, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of June 30, 2020 and December 31, 2019 is the $3,367,086 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 8: Accrued Liabilities – Current

As of June 30, 2020 and December 31, 2019, the Company has the following current accrued liabilities:

	June 30, 2020	December 31, 2019
Other Accrued Expenses (a)	$220,099	$124,940
Accrued Salaries and Wages (b)	301,281	231,481
Total Accrued Liabilities – Current	$521,380	$356,421

(a)	Represents accrued interest, insurance liability and lease deposit on sub-lease.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees for the six months ended June 30, 2020 and the year ended December 31, 2019.

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

During the three months ended March 31, 2020, the Company recognized $7,288 of discount amortization which is included in interest expense.

In conjunction with the February 2019 Offering (as defined below) and concurrent private placement, we entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of our August 2018 Secured Convertible Notes. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the August 2018 Purchase Agreement, waive any applicable rights and remedies under the August 2018 Purchase Agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount 1,800,000 shares of our Common Stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance. The issuance of the warrants resulted in a modification of debt in accordance with ASC 470 and is characterized as an extinguishment of debt in accordance with ASC-470-50-40. In accordance with ASC-470-50-40-2 the Company derecognized the existing debt as if it was extinguished and recorded the new debt, with the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt, $2,064,193 being recorded as a loss on the extinguishment of debt.

On March 16, 2020, the holders of the August 2018 Secured Convertible Notes were repaid in full including interest

Note 10: Senior Secured Convertible Notes

On March 11, 2020, the Company and the Investors entered into the SPA pursuant to which the Company agreed to sell and issue (1) the 2020 Convertible Notes and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) the Warrants, for consideration consisting of (i) a cash payment of $7,000,000, and (ii) the Investor Notes in the principal amount of $4,000,000. Andy Heyward, the Company’s Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note.

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants occurred on March 17, 2020. The maturity date of the 2020 Convertible Notes is September 30, 2021 and the maturity date of the Investor Notes is March 11, 2060.

The SPA contains certain representations and warranties, covenants and indemnities customary for similar transactions

In addition, pursuant to the terms of the SPA, the 2020 Convertible Notes and the Warrants, the Company agreed that the following will apply or become effective only following Stockholder Approval: (1) the conversion price of the 2020 Convertible Notes shall be reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company (the “Board of Directors”), (2) the exercise price of the Warrants shall be immediately reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the Board of Directors, (3) the 2020 Convertible Notes and Warrants shall each have full ratchet anti-dilution protection for subsequent financings (subject to certain exceptions), (4) existing warrant holders that are participating in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Company Common Stock) will have their existing warrants’ exercise prices reduced to $0.21 and (5) the investors shall have a most favored nations right which provides that if the Company enters into a subsequent financing, then the Investors (together with their affiliates) at their sole discretion shall have the ability to exchange their 2020 Convertible Notes on a $1 for $1 basis into securities issued in the new transaction. Additionally, in the event that any warrants or options (or any similar security or right) issued in a subsequent financing include any terms more favorable to the holders thereof (less favorable to the Company) than the terms of the Warrants, the Warrants shall be automatically amended to include such more favorable terms.

On May 15, 2020, the Company received necessary Stockholder Approval in connection with the Nasdaq proposals described above. As a result, the conversion price of the 2020 Convertible Notes and the exercise price of the Warrants were each reduced to $0.21. In addition, existing warrant holders that participated in the Financing (representing warrants to purchase an aggregate of 9,172,463 shares of Common Stock) also had their existing warrants’ exercise prices reduced to $0.21.

Amortization of Principal

The 2020 Convertible Notes provide that the Company will repay the principal amount of 2020 Convertible Notes in equal monthly installments of 1/12th of the principal amount of the 2020 Convertible Notes beginning October 31, 2020 and the last business day of each calendar month anniversary thereafter (each an “Installment Date”). On each Installment Date, assuming the Equity Conditions described below are met and Stockholder Approval has been obtained, all or some of the Installment Amount (as defined in the 2020 Convertible Notes) shall be converted into shares of Common Stock, provided however that the Company may elect prior to any Installment Date to pay all or a portion of the installment amount in cash, under certain conditions in the SPA.

Any holder of a 2020 Convertible Note may, by notice to the Company, accelerate future installment payments to any applicable Installment Date, in which case the Company will deliver shares of Common Stock for the conversion of such accelerated payments (the “Accelerated Amount”), regardless of whether the Installment Amount scheduled to be paid on such applicable Installment Date shall be paid in cash, shares of Common Stock or a combination thereof. In the event that the Investor delivers one or more such notices of acceleration, the aggregated Accelerated Amount shall not be greater than six (6) times such Investor’s pro rata amount.

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

Payment of Investor’s Notes

The Company will receive the applicable portion of the Investor Notes Principal due upon each voluntary or mandatory prepayment of the Investor Notes. The Investors may, at their option and at any time, voluntarily prepay the Investor Notes, in whole or in part. The Investor Notes are also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the mandatory prepayment events. The Company may require an investor to prepay the Investor Notes provided certain conditions are met including but not limited to the following: Stockholder Approval has been obtained, and no Event of Default as defined in the terms of the 2020 Convertible Notes took place.

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

On the maturity date of the 2020 Convertible Notes, the outstanding principal amount owed by an Investor to the Company under such Investor Note shall be satisfied and cancelled in exchange for the cancellation of an equal amount owed the Company to such Investor under the related 2020 Convertible Notes.

The Company reports the Investor Notes and the respective portion of the Convertible Notes that may be offset against the Investor Notes on a “gross” basis, i.e. as an asset and a liability, respectively.

Optional Redemption at Company’s Election

At any time after the date of issuance of the 2020 Convertible Notes, the Company will have the right to redeem a portion or all of the 2020 Convertible Notes in cash at prices depending on certain conditions as described in the SPA.

Conversion of the 2020 Convertible Notes

Each 2020 Convertible Note is convertible, at the option of the holder, into shares of Common Stock at an initial conversion price of $1.375, subject to adjustment as provided in the 2020 Convertible Notes; provided, however, upon receipt of Stockholder Approval, the conversion price shall be $0.21, subject to adjustment as provided in the 2020 Convertible Notes.

On or after the date Stockholder Approval is obtained, if the Company issues or sells, or the Company publicly announces the issuance or sale of, any shares of Common Stock, or convertible securities or options issuable or exchangeable into Common Stock (a “New Issuance”), under which such Common Stock is sold for a consideration per share less than the Conversion Price then in effect, the Conversion Price of the 2020 Convertible Notes will be adjusted to the New Issuance price in accordance with the formulas provided in the 2020 Convertible Notes. Any such adjustment will not apply with respect to the issuance of Excluded Securities (as defined in the 2020 Convertible Notes). Upon Stockholder Approval, the Conversion Price may be further reduced to any amount and for any period of time deemed appropriate by the Board of Directors.

The Company classified the detachable warrants as derivative financial liabilities that are recorded at fair value on a recurring basis separately from debt. The Company classified investors’ and Company’s conversion options as a compound embedded derivative liability recorded separately from the debt. The amount of debt discount arising from the separate accounting of the above financial instruments at March 17, 2020 was $10,729,852.

On May 15, 2020 stockholders of the Company approved the reduction of the Conversion Price to $0.21. During the three months ended June 30, 2020 the Investors converted their 2020 Convertible Notes in accordance with the terms of the agreement. $105,000 of the 2020 Convertible Notes were converted on June 6, 2020 with the remainder of $13,645,000 converted on June 23, 2020. As part of the conversion accounting, the Company increased the equity by the sum of the carrying amounts of the debt and separated conversion option liabilities, with no gain or loss recognized. Overall amount credited to equity per the above accounting treatment was 1,990,413 on June 6, 2020 and 169,845,316 on June 23, 2020.

The Company estimated that the fair value of the investor’s conversion options and the fair value of Company’s conversion options at March 17, 2020 and March 31, 2020 were immaterial. The estimated fair value of the investor’s conversion options associated with $105,000 of debt immediately before the conversion on June 6, 2020 was 1,990,408. The estimated fair value of the investor’s conversion options associated with $13,645,000 of debt immediately before the conversion on June 12, 2020 was $169,845,321. The Company estimated that the fair value of Company’s conversion option on both conversion dates was immaterial. During the three months ended June 30, 2020, the Company recognized a revaluation loss of $171,835,729 associated with the 2020 Convertible Notes conversion options. Additionally, the Company recognized revaluation loss associated with detachable warrants of $208,760,698.

Company’s interest expense associated with the 2020 Convertible Notes was $401,814 and $ 1,033,666, respectively for the three and six months ended June 30, 2020. The interest expense included $631,852 excess of discount over the 2020 Convertible Notes’ principal. The discount is mainly attributable to detachable warrants and 20% original issuance discount. The amount of unamortized discount at June 30, 2020 is $0 Company recognizes interest expense associated with 2020 Convertible Notes using the effective interest rate method.

On June 23, 2020 the Company received $3,600,000, net of expenses, from the payment of the Investor Notes Principal.

Between June 10 and June 23, 2020, the 2020 Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of Common Stock.

Note 11: Production Loan Facility

On August 8, 2016, Llama Productions LLC (“Llama”) closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA (the “Lender”) to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of June 30, 2020, the Company was in compliance with these covenants.

On September 28, 2018, Llama entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with the Lender, pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan will be used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and sixteen 11- minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix. To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 3.57% and 4.99% as of June 30, 2020.

In addition, on September 28, 2018, Llama and the Lender entered into Amendment No. 2 to the Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 8, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1,768,010, and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

As of June 30, 2020, the Company had gross outstanding borrowing under the facility of $1,889,426. As of December 31, 2019, the Company had gross outstanding borrowing under the facility of $3,091,739.

Note 12: Disputed Trade Payable

As part of the merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of December 31, 2017, the Company believed that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is not owed.

Note 13: Stockholders’ Equity

Common Stock

As of June 30, 2020, the total number of authorized shares of Common Stock was 233,333,334.

On January 8, 2020, the Company issued 43,077 shares of Common Stock valued at $0.65 per share to a provider for investor relations services.

On January 15, 2020, the Company issued 3,171,428 shares of Common Stock in exchange for 667 shares of Preferred Stock at a conversion price of $0.21 per share.

On January 22, 2020, the Company entered into the Private Transaction pursuant to the Agreement with the holder of the Original Warrants. The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $3.90 per share and were to expire in October 2022.

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to the Amended Exercise Price. The Company received approximately $170,000 from the exercise of the Original Warrants.

On March 22, 2020, the Company entered into the Purchase Agreement with the Investors, pursuant to which the Company agreed to issue and sell, in the Registered Offering, an aggregate of 4,000,000 shares Common Stock at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses. The Registered Offering closed on March 25, 2020.

On May 7, 2020, we entered into a Securities Purchase Agreement with the May 7th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 7th Investors, an aggregate of 8,000,000 shares of our Common Stock, at an offering price of $0.35 per share for gross proceeds of approximately $2.8 million before deducting offering expenses.

On May 8, 2020, we entered into a Securities Purchase Agreement with the May 8th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 8th Investors, an aggregate of 12,000,000 shares of our Common Stock, at an offering price of $0.454 per share for gross proceeds of approximately $5.448 million before deducting offering expenses.

On May 18, 2020, we entered into a Securities Purchase Agreement with the May 18th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 18th Investors, an aggregate of 7,500,000 shares of our Common Stock, at an offering price of $1.20 per share for gross proceeds of approximately $9.0 million before deducting offering expenses.

On May 28, 2020, we entered into a Securities Purchase Agreement with the May 28th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 28th Investors, an aggregate of 20,000,000 shares of our Common Stock, at an offering price of $1.50 per share for gross proceeds of approximately $30.0 million before deducting offering expenses.

Between May 18 and June 11, 2020, the Company received $5,649,319, net of expenses, from the exercise of 29,666,283 warrants at an exercise price of $0.21 per share.

Between May 15 and June 19, 2020 certain warrant holders exercised 50,014,895 warrants in cashless transactions resulting in the issuance of 45,000,428 shares of Common Stock.

Between May 18 and June 24, 2020, the Company issued 1,571,430 shares of Common Stock in exchange for 330 shares of Preferred Stock at a conversion price of $0.21 per share.

On June 22, 2020, the Company issued 49,610 shares of Common Stock valued at $3.85 per share to a provider for investor relations services.

Between June 10 and June 23, 2020, the 2020 Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of Common Stock.

As of June 30, 2020 and December 31, 2019, there were 218,856,170 and 21,877,724 shares of Common Stock outstanding, respectively.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share (the “Preferred Stock”). The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of Preferred Stock in one or more series. Each series of Preferred Stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our Board of Directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

As of June 30, 2020 and December 31, 2019, there were 100 and 1,097 shares of Series A Convertible Preferred Stock outstanding respectively.

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

Between October 4, 2019 and October 22, 2019, the Company issued 296,053 shares of Common Stock in exchange for 225 shares of Series A Convertible Preferred Stock at a conversion price of $0.76 per share.

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

Between May 18 and June 24, 2020, the Company issued 1,571,428 shares of Common Stock in exchange for 330 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

On January 9, 2020, the Company issued 3,171, 428 shares of the Common stock in exchange for 667 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

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

On June 25, 2020, the Company granted options to purchase 185,000 shares of Common Stock to certain employees and granted options to purchase 445,000 shares of Common Stock to consultants for services. These stock options generally vest in three years. The fair value of these options was determined to be $2,649,379 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$2.61 - $10.00
Dividend Yield	0%
Volatility	122%
Risk-free interest rate	0.31%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2020:

	Options Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	1,289,866	$1.99 - 12.00	6.49 years	$7.18	–
Options Granted	630,000	$2.61 - 10.00	4.99 years	$5.08	–
Options Exercised	–	$–	–	$–	–
Options Cancelled	2,000	$1.99	3.69 years	$1.99	–
Options Expired	–	$–	–	$–	–
Balance at June 30, 2020	1,917,866	$1.99 - 10.00	2.26 years	$3.49	–

Exercisable December 31, 2019	1,176,416	$1.99 - 9.00	6.25 years	$7.67	–
Exercisable June 30, 2020	1,321,142	$1.99 - 3.17	1.12 years	$2.69	–

During the three and six months ended June 30, 2020, the Company recognized $328,497 and $352,311, respectively in share-based compensation expense. During the three and six months ended June 30, 2019, the Company recognized $80,800 and $116,549, respectively in share-based compensation expense. The unvested share-based compensation as of June 30, 2020 was $2,383,856 which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited.

Note 15: Warrants

The Company has warrants outstanding to purchase up to 5,274,208 and 11,124,405 shares as of June 30, 2020 and December 31, 2019, respectively.

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

In connection with the February 2019 Offering and concurrent private placement, we entered into the Amendment, Waiver and Consent Agreement with certain holders of our August 2018 Secured Convertible Notes. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, we agreed to issue such holders warrants to purchase up to an aggregate amount of 1,800,000 shares of our Common Stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

The allocation of carrying basis between the Warrants issued and the August 2018 Secured Convertible Notes was determined based on relative valuation. The carrying basis attributable to the Warrants to acquire Common Stock was $1,287,962 and was calculated using the Black-Scholes option pricing model.

On July 22, 2019, the Company entered into an amendment, waiver and consent agreement (the “Amendment, Waiver and Consent”) with certain holders constituting (i) a majority-in-interest of the holders of the August 2018 Secured Convertible Notes and (ii) 51% in interest of the shares of Common Stock issued pursuant to a securities purchase agreement, dated as of January 8, 2018, by and among the Company and the purchasers identified on the signature pages thereto (the “January 2018 Purchase Agreement”). Pursuant to the Amendment, Waiver and Consent, such holders have agreed to (i) amend the definition of “Exempt Issuance” in each of the August 2018 Purchase Agreement and January 2018 Purchase Agreement to include an agreement to issue or announce the issuance or proposed issuance of Common Stock or Common Stock Equivalents (as that term is defined in each of the August 2018 Purchase Agreement and January 2018 Purchase Agreement) in a public offering for an effective per share purchase price of Common Stock of less than $2.50 (the “Offering”), (ii) waive any applicable rights and remedies under the August 2018 Purchase Agreement and January 2018 Purchase Agreement, and (iii) consent to the Offering. In consideration for the Amendment, Waiver and Consent, the Company agreed to reduce the conversion price of the Notes from $2.50 per share of Common Stock to $1.515 (the “Note Amendment”) and issue all of the purchasers under the August 2018 Purchase Agreement warrants to purchase up to an aggregate of 1,800,000 shares of our Common Stock (the “Waiver Warrants”). The Waiver Warrants will have an exercise price of $1.14 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance.

On September 18, 2019, the Company entered into a private transaction (the “2019 Private Transaction”) pursuant to the Agreement with the holder of the Original Warrants. The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock at an exercise price of $2.12 per share and were to expire on February 19, 2020.

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

In connection with a private placement, the Company issued to the Investor warrants exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and will receive a cash fee of $35,280 and warrants to purchase 46,421 shares at an exercise price of $0.836 per share.

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

On January 22, 2020, the Company entered into the Private Transaction pursuant to the Agreement with the holder of the Company’s Original Warrants. The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $3.90 per share and were to expire in October 2022.

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

On May 15, 2020 stockholders of the Company approved the reduction in warrants exercise price for the 2020 Convertible Notes holders to $0.21. During the three months ended June 30, 2020, certain warrant holders exercised warrants for 29,000,526 shares of Common Stock at $0.21 per share in cash. Certain other warrant holders exercised 41,508,189, warrants on a cashless basis, resulting in the issuance of 37,449,140 shares of Common Stock.

Estimated fair value of the exercised warrants immediately before the exercise was $219,034,621. Estimated fair value of warrants outstanding at June 30, 2020 was $3,179,569. During the three months ended June 30, 2020 the Company recognized revaluation loss associated with all warrants issued to the note holders and placement agent of $208,760,698.

The fair values of derivative warrants attached to the 2020 Convertible Notes were determined based on Level 3 inputs, using the Black-Scholes-Merton model with standard valuation inputs. The valuation inputs used to value the warrants at March 31, 2020 included expected volatility of 89.91%, and annual interest rate of 0.37%. The valuation inputs for the warrants outstanding at June 30, 2020 included expected volatility of 113.47%, and annual risk-free interest rate of 0.28%.

On May 15, 2020 stockholders of the Company approved the reduction of all previously issued warrants held by the 2020 Convertible Notes holders exercise price to $0.21. The repricing of the warrants resulted in a deemed dividend of $1,840,384, which was charged to additional paid in capital for warrants issued in connection with prior equity instruments and a warrant repricing loss of $744,321 recorded in Company’s consolidated statements of operations, if the warrants were issued in connection with prior debt transaction. All warrants were repriced using standard Black-Scholes-Merton valuation model. The valuation inputs for warrant repricing exercise included expected volatility varying between 98.56% and 203.81% and annual risk-free interest rate of approximately 0.2%.

During the three months ended June 30, 2020, certain warrant holders exercised 655,757 warrants for shares of Common Stock at $0.21 per share in cash. Certain other warrant holders exercised 8,506,706 warrants on a cashless basis, resulting in the issuance of 7,551,288 shares of Common Stock.

On May 25, 2020, the Company issued to an individual and his management company 2,284,172 warrants to purchase shares of Common Stock at $1.39 per share for his involvement with the production and distribution of a television series being developed by the Company. The warrants have a 10-year term and are fully vested upon issuance. The warrants become immediately exercisable in whole upon the earlier of May 21, 2021 or the first date the series is exhibited on television or is otherwise available for viewing through a streaming service or otherwise on the internet. The Company anticipates the warrants will become exercisable by December 31, 2020. The warrants were valued at $3,174,806 using the Black-Scholes option pricing model. The warrants were issued as an advance payment against participation amounts that will become due to the individual upon the performance of the series. The warrants are being accounted as non-employee compensation expense which has been recorded as prepaid participation expense over the expected exercise period. As of June 30, 2020, $519,514 was recorded as prepaid participation expense. The valuation inputs for the warrants included expected volatility of 253.01%, and annual risk-free interest rate of 0.7%.

The following table summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2020:

	Warrants Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	11,124,405	$3.30 - 6.00	4.37 years	$1.74
Warrants Granted	74,357,982	$0.21 - 1.39	4.88 years	$0.25
Warrants Exercised	80,208,179	$0.21 - 5.30	4.62 years	$0.25
Warrants Expired	–	$–	–	$–
Balance at June 30, 2020	5,274,208	$0.21 - 5.30	6.66 years	$1.49

Exercisable December 31, 2019	7,176,620	$0.76 - 6.00	3.77 years	$2.52
Exercisable June 30, 2020	2,940,036	$0.21 - 5.30	3.71 years	$1.59

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operation in the provision for income taxes. As of June 30, 2020, and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

In July 2018, the FASB issued ASU 2018-11, Leases (“Topic 842”), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management will use this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

As of June 30, 2020, weighted-average lease term for operating leases equals to 76.52 months. Weighted-average discount rate equals to 10.31%.

On February 6, 2018, the Company entered into an operating lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We will pay rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective January 21, 2019, the Company entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019, 2019. The subtenant will pay us rent of $422,321 annually, subject to annual escalations of 3.5%. Since on or about April 2020, the subtenant has failed to make any rent payments. Consequently, the Company, which had been passing through the subtenant’s rental payments to the landlord declined to pay the rent due. The Company is engaged in ongoing discussions with both the subtenant and the landlord to resolve the default by the subtenant.

On January 30, 2019, we entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that is scheduled to commence on August 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%. Due to the ongoing pandemic, the Company has not been able to lawfully enjoy the use of its office space and the majority of the employees are working remotely. Consequently, the Company has elected to defer the payment of rent. We are currently in ongoing discussions with our landlord regarding a rent deferral or possible abatement.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended June 30, 2020 and June 30, 2019 were $207,839 and $176,664, respectively. Rental expenses incurred for operating leases during the six months ended June 30, 2020 and June 30, 2019 were $415,678 and $321,457, respectively. During the three months ended June 30, 2020, we received sub-lease income of $121,070. During the six months ended June 30, 2019, we received sub-lease income of $238,484.

The following is a schedule of future minimum contractual obligations as of June 30, 2020, under the Company’s operating leases and employment agreements:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$347,557	$744,056	$840,125	$871,679	$904,423	$1,871,252	$5,579,092
Employment Contracts	309,494	421,629	322,950	282,581	–	–	1,336,654
Consulting Contracts	265,000	323,333	150,000	–	–	–	738,333
	$922,051	$1,489,018	$1,313,075	$1,154,260	$904,423	$1,871,252	$7,654,079

Note 18: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. No amounts were earned during the three months ended March 31, 2020 and 2019, under this agreement as there were no revenue generated during the periods.

On August 31, 2018, Llama entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama. Season 2. As of December 31, 2019, Mr. Heyward was paid $124,000. No further amounts are due or paid during the six months ended June 30, 2020.

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

On March 11, 2020, Mr. Heyward purchased $1,000,000 of the 2020 Convertible Notes with an original discount of $250,000.

On June 19, 2020, Mr. Heyward received 5,658,474 shares of Common Stock upon the cashless exercise of 6,119,048 warrants.

On June 23, 2020, Mr. Heyward received 5,952,381 shares of Common Stock upon conversion of $1,250,000 of 2020 Convertible Notes.

As of June 30, 2020, Andy Heyward is owed $91,006 for reimbursable expenses which are included in the Due To Related Parties line item on our condensed consolidated balance sheet.

Note 19: Subsequent Events

On June 8, 2020, the Company received $55,011 for the exercise of 16,670 warrants at $3.30 per share. The shares were issued on July 21, 2020 accordingly the $55,011 is included in accrued expenses at June 30, 2020.

On July 15, 2020, the Company issued 32,609 shares of Common Stock valued at $2.30 per share to a provider for marketing services.

On July 21, 2020, the Company entered into a two-year production, marketing and sale of animation cells agreement with AHAA. The Company will contribute characters which are owned and/or controlled by the Company. AHAA will be responsible for providing the funding for the project and the artwork for the cells as well as all operational functions and costs. AHAA will pay the Company a 15% royalty on all cell sales of any Company owned or controlled property.

On July 22, 2020, the Company issued 124,449 shares of Common Stock valued at $2.30 per share to the same provider for marketing services.

On or about July 6, 2020, the Company and POW! entered into an agreement to form a joint venture to be called “Stan Lee Universe, LLC” (the “JV”). The JV will hold worldwide rights, on a perpetually renewing basis, to the name, physical likeness, and physical signature of Stan Lee. Further, the JV will have access to the POW! catalogue of intellectual property, created by Stan Lee, to exploit in live-action and animated motion pictures, television, online, digital, publishing, comic book, and merchandising and licensing. The agreement is subject to due diligence and documentation. As currently agreed, the Company will be the managing partner of the JV.

On August 6, 2020, the Board of Directors approved, subject to stockholder approval, a proposed amendment to the Company’s Articles of Incorporation, as amended, to increase the authorized number of shares of the Company’s common stock from 233,333,334 to 400,000,000 in order to enable the Company to efficiently take advantage of accretive opportunities, largely targeting acquisitions, which may arise and provide enriched shareholder value as the media industry undergoes a period of consolidation and the 2020 Incentive Plan, which (if approved by the Company’s stockholders) will replace the Company’s 2015 Amended Incentive Plan for all future equity-based incentive awards and enable the Company to attract, motivate, and retain qualified individuals upon whom its business and accretive growth strategy depends.

On July 21, 2020, 16,670 warrants were exercised at $3.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2020 and 2019. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2020 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions and Alibaba. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel! In July, 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form a joint venture with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The joint venture will be called “Stan Lee Universe, LLC” and POW! and the Company are currently finalizing the details of the venture.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC who owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Financings

January 2020 Warrant Exercise Agreement

On January 22, 2020, we entered into a private transaction pursuant to a Warrant Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of the Common Stock (as defined below) at an exercise price of $3.90 per share and were to expire in October 2022. Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price (as reflected on Nasdaq.com) of the Common Stock (as defined below) for the five trading days immediately preceding the signing of the Agreement). We received approximately $170,000 from the exercise of the Original Warrants.

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

The Company agreed to hold a stockholder meeting (the “Stockholder Meeting”) by no later than May 15, 2020, to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”) and the Company will be obligated to continue to seek Stockholder Approval every 90 days until such approval is obtained, (ii) until the date that the 2020 Convertible Notes are no longer outstanding, the Company will not issue, offer, sell or grant any equity or equity-linked security, subject to certain limited exceptions described in the SPA, unless (A) Stockholder Approval has been obtained prior thereto and (B) (i) at least 75% of the gross proceeds in excess of the first $2,000,000 of gross proceeds of all subsequent Financings consummated prior to the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata based on an Investor’s Purchase Price which redemption may be waiver by an Investor and it will not increase the pro-rata percentage of any other Investors) or (ii) at least 75% of the gross proceeds of any such subsequent placement consummated after the six month anniversary of the Closing Date are first applied to the redemption of the 2020 Convertible Notes (pro-rata), (iii) the Company shall use its best efforts to effectuate the transactions contemplated by the Voting Agreements executed by the Company and the stockholders who hold in the aggregate approximately 40% of the outstanding shares of Common Stock which require that such stockholders vote in favor of the proposals voted on at the Stockholder Meeting, and (iv) promptly securing the listing of certain shares issuable pursuant to the transaction documents and maintaining the listing of the shares of Common Stock on an eligible market.

In addition, pursuant to the terms of the SPA, the 2020 Convertible Notes and the Warrants, the Company agreed that the following will apply or become effective only following Stockholder Approval: (1) the conversion price of the 2020 Convertible Notes shall be reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the board of directors of the Company (the “Board of Directors”), (2) the exercise price of the Warrants shall be immediately reduced to $0.21 per share and may be further reduced to any amount and for any period of time deemed appropriate by the Board of Directors, (3) the 2020 Convertible Notes and Warrants shall each have full ratchet anti-dilution protection for subsequent financings (subject to certain exceptions), (4) existing warrant holders that are participating in the Financing (representing warrants to purchase an aggregate of 8,715,229 shares of Company Common Stock) will have their existing warrants’ exercise prices reduced to $0.21 and (5) the investors shall have a most favored nations right which provides that if the Company enters into a subsequent financing, then the Investors (together with their affiliates) at their sole discretion shall have the ability to exchange their 2020 Convertible Notes on a $1 for $1 basis into securities issued in the new transaction. Additionally, in the event that any warrants or options (or any similar security or right) issued in a subsequent financing include any terms more favorable to the holders thereof (less favorable to the Company) than the terms of the Warrants, the Warrants shall be automatically amended to include such more favorable terms.

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

The 2020 Convertible Notes provide that the Company will repay the principal amount of the 2020 Convertible Notes in equal monthly installments of 1/12th of the principal amount of the 2020 Convertible Notes beginning October 31, 2020 and the last business day of each calendar month anniversary thereafter (each an “Installment Date”). On each Installment Date, assuming that certain Equity Conditions are met and Stockholder Approval has been obtained, all or some of the Installment Amount (as defined in the 2020 Convertible Notes) shall be converted into shares of Common Stock, provided however that the Company may elect prior to any Installment Date to pay all or a portion of the installment amount in cash.

Each 2020 Convertible Note is convertible, at the option of the holder, into shares of Common Stock at an initial conversion price of $1.375, subject to adjustment as provided in the 2020 Convertible Notes (the “Conversion Price”); provided, however, upon receipt of Stockholder Approval, the conversion price shall be $0.21, subject to adjustment as provided in the 2020 Convertible Notes.

On or after the date Stockholder Approval is obtained, if the Company issues or sells, or the Company publicly announces the issuance or sale of, any shares of Common Stock, or convertible securities or options issuable or exchangeable into Common Stock (a “New Issuance”), under which such Common Stock is sold for a consideration per share less than the Conversion Price then in effect, the Conversion Price will be adjusted to the New Issuance price in accordance with the formulas provided in the 2020 Convertible Notes. Any such adjustment will not apply with respect to the issuance of Excluded Securities (as defined in the 2020 Convertible Notes). Upon Stockholder Approval, the Conversion Price may be further reduced to any amount and for any period of time deemed appropriate by the Board of Directors.

On May 15, 2020, the Company received the necessary Stockholder Approval in connection with the Nasdaq proposals described above. As a result, the Conversion Price of the 2020 Convertible Notes and the exercise price of the Warrants were each reduced to $0.21. In addition, existing warrant holders that participated in the Financing (representing warrants to purchase an aggregate of 9,172,463 shares of Common Stock) also had their existing warrants’ exercise prices reduced to $0.21.

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

On May 18, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “May 18th Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 18th Investors, an aggregate of 7,500,000 shares of our Common Stock, at an offering price of $1.20 per share for gross proceeds of approximately $9.0 million before deducting offering expenses.

On May 28, 2020, we entered into a Securities Purchase Agreement with certain long standing investors (the “May 28th Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 28th Investors, an aggregate of 20,000,000 shares of our Common Stock, at an offering price of $1.50 per share for gross proceeds of approximately $30.0 million before deducting offering expenses.

Warrant Exercises

Between May 18 and June 11, 2020, the Company received $5,649,319, net of expenses, from the exercise of 29,666,283 warrants at an exercise price of $0.21 per share.

Investor Notes Payment

On June 23, 2020, the Company received $3,600,000, net of expenses, from the payment of the Investor Notes Principal.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of the Company’s employees have been working remotely from home, with only a few individuals monitoring the office as needed. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our production partners. We have observed demand increases for streaming entertainment service provided by our partners in the first half of 2020, but we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates in the U.S. and across the globe.

Results of Operations

Our summary results for the three months ended June 30, 2020 and the three months ended June 30, 2019 are below.

Revenues

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Licensing & Royalties	$162,759	$149,659	$13,100	9%
Television & Home Entertainment	326,244	295,454	30,790	10%
Advertising Sales	70,357	17,522	52,835	302%
Product Sales	1,319	1,628	(309)	-19%
Total Revenue	$560,679	$464,263	$96,416	21%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended June 30, 2020 compared to the three months ended June 30, 2019, this category increased $13,100, or 9%, primarily due to the revenue generated from Rainbow Rangers and Llama Llama properties.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended June 30, 2020 compared to the three months ended June 30, 2019, Television & Home Entertainment revenue increased $30,790, or 10%, primarily due to the revenue generated from the international television deliveries of our Rainbow Rangers and Llama Llama properties.

Advertising sales are generated on the Kartoon Channel and Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $52,835, or 302%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as we continue to focus on growing this business. The Kid Genius Cartoon Channel was rebranded the Kartoon Channel in June of 2020.

Results of Operations

Expenses

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Marketing and Sales	$128,556	$226,738	$(98,182)	-43%
Direct Operating Costs	440,015	347,773	92,242	27%
General and Administrative	2,368,834	1,556,611	812,223	52%
Interest Expense	430,606	137,542	293,064	213%
Total	$3,368,011	$2,268,664	$1,099,347	48%

Marketing and sales expenses decreased $98,182, or 43%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the Coronavirus related cancellation of several trade shows in the second quarter of 2020.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended June 30, 2020, the Company recorded film and television cost amortization expense of $185,748 and participation expense of $251,347 compared to expenses of $192,803 and $145,705, respectively, for the three months ended June 30, 2019. The increases in direct operating costs for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily due to increased participation expenses related to revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended June 30, 2020 increased $812,223 or 52%, compared to the same period in 2019. This increase was primarily related to increases in salaries and related expenses, stock-based compensation expense, legal fees, and investor relations expense.

Interest expense for the three months ended June 30, 2020 increased $293,064, or 213%, compared to the same period in 2019. This increase is due to the expensing of the debt discount in excess of principal related to the 2020 Convertible Notes. This was partially offset by reductions in the amortization of the debt discount related to the $4,500,000 of 2020 Convertible Notes, and interest paid on the lower outstanding balance.

Our summary results for the six months ended June 30, 2020, and the six months ended June 30, 2019 are below.

Revenues

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Licensing & Royalties	$366,124	$499,845	$(133,721)	-27%
Television & Home Entertainment	378,461	1,145,561	(767,100)	-67%
Advertising Sales	149,014	37,682	111,332	295%
Product Sales	1,819	2,106	(287)	-14%
Total Revenue	$895,418	$1,685,194	$(789,776)	-47%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2020 compared to the six months ended June 30, 2019, this category decreased $133,721, or 27%, primarily due to lower revenues generated from Rainbow Rangers and Llama Llama properties.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the six months ended June 30, 2020 compared to the six months ended June 30, 2019, Television & Home Entertainment revenue decreased $767,100, or 67%, primarily due to the revenue generated from the delivery of Rainbow Rangers to the Viacom Media Network as well as international territories in 2019. There were no comparable deliveries in 2020.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $111,332, or 295%, during the six months ended June 30, 2020 compared to the six months ended June 30, 201, as we continue to focus on growing this business. The Kid Genius Cartoon Channel was rebranded the Kartoon Channel in June of 2020.

Expenses

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Marketing and Sales	$241,256	$308,209	(66,953)	-22%
Direct Operating Costs	667,521	1,087,828	(420,307)	-39%
General and Administrative	4,131,416	3,206,131	925,285	29%
Interest Expense	1,151,609	666,744	484,865	73%
Total	$6,191,802	$5,268,912	922,890	18%

Marketing and sales expenses decreased $66,953, or 22%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the Coronavirus related cancellation of several trade shows in the second quarter of 2020

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the six months ended June 30, 2020, we recorded film and television cost amortization expense of $292,362 and participation expense of $370,803 compared to June 30, 2019 expenses of $621,986 and $435,087, respectively, for the six months ended June 30, 2019. The decrease in direct operating costs in the six months ended June 30, 2020 compared to the same period in the prior year reflect decreases in film amortization and participation expenses related to revenues generated from the delivery of Rainbow Rangers to the Viacom Media Network as well as international territories in 2019.There were no comparable deliveries in 2020.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for the six months ended June 30, 2020 increased $925,285 or 29%, compared to the same period in 2019. This increase was primarily related to increases in salaries and related expenses, stock-based compensation expense, legal fees, and investor relations expense.

Interest expense for the six months ended June 30, 2020 increased $484,865, or 73%, compared to the same period in 2019. This increase is due to the expensing of the debt discount in excess of principal related to the 2020 Convertible Notes. This was partially offset by reductions in the amortization of the debt discount related to the $4,500,000 of 2020 Convertible Notes, and interest paid on the lower outstanding balance.

Liquidity and Capital Resources

Working Capital

As of June 30, 2020, we had current assets of $58,460,486, including cash and cash equivalents of $54,382,775, and current liabilities of $8,783,171, resulting in working capital of $49,667,315, compared to negative working capital of $3,650,136 as of December 31, 2019.

Prior to the Company’s successful capital raises, the Company applied a loan pursuant to the Paycheck Protection Program (PPP) established under Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as interpreted and applied by Small Business Administration (SBA), an Agency of the United States of America. The application was approved and on April 30,2020, the Company received a loan with a principal amount of $366,267. The loan has an interest rate of one percent (1%) per year and matures on April 19, 2020. The loan may be eligible, in whole or in part, for forgiveness pursuant to the PPP. The Company shall apply to the lender for loan forgiveness in accordance with the PPP as implemented by SBA. The Company reported the proceeds from the PPP loan as debt using the effective interest rate method.

Increases in working capital were the result of proceeds from the 2020 Convertible Notes, the five Securities Purchase Agreements and the proceeds from various warrant exercises. The increase was partially offset by the repayments of the August 2018 Secured Convertible Notes and the production facility.

Comparison of Cash Flows for the Six Months Ended June 30, 2020, and the Six Months Ended June 30, 2019

Our total cash, cash equivalents was $54,382,775 and $2,631,334 at June 30, 2020, and June 30, 2019, respectively.

Comparison of Cash Flows

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
Cash used in operations	$(2,331,261)	$(2,550,140)	$218,880	-9%
Cash used in investing activities	(500)	(14,331)	13,831	-97%
Cash provided by financing activities	56,409,414	2,110,779	54,298,635	2,572%
Increase in cash and cash equivalents	$54,077,654	$(453,692)	$54,531,346	-12,019%

During the six months ended June 30, 2020, our primary sources of cash were the net proceeds from the 2020 Convertible Notes of $6,098,000, the net sales of common shares for $44,755,672, net proceeds of $5,819,319 from warrant exercises and $3,600,000 from the collection of the Investor Notes. The primary uses of cash during the six months ended June 30, 2020, were $2,331,261 in operations, the repayment of the August 2018 Secured Convertible Notes of $2,866,664 and the repayment of the Production Facility of $1,202,313.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $2,331,261 as compared to cash used in operating activities of $2,550,140 during the comparable period in the prior year.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was $500 as compared to a use of $14,331 for the six months ended June 30, 2019. Investing activities include the purchase of furniture and equipment in 2019.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $56,409,414 as compared to $2,110,779 cash provided by the comparable period in 2019 During the six months ended June 30, 2020, our primary sources of cash were the net proceeds from the 2020 Convertible Notes of $6,098,000, the net sales of common shares for $44,755,672, net proceeds of $5,819,319 from warrant exercises and $3,600,000 from the collection of the Investor Notes. The primary uses of cash during the six months ended June 30, 2020, were the repayment of the August 2018 Secured Convertible Notes of $2,866,664 and the repayment of the Production Facility of $1,202,313.

Capital Expenditures

As of June 30, 2020, we do not have any material commitments for capital expenditures.

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

In July 2018, the FASB issued ASU 2018-11, Leases (“Topic 842”), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management used this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

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

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to the Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to the Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, the Company also considers the bifurcation guidance for embedded derivatives per FASB ASC 815-15 Embedded Derivatives.

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606 (“Topic 606”), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

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

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (“Subtopic 926-20”) and Entertainment-Broadcasters Intangibles-Goodwill and Other (“Subtopic 920-350”). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2019-02 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended June 30, 2020 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2020, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business, which could be material. The majority of the Company’s employees have been working remotely from home, with only a few individuals monitoring the office as needed. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our production partners. We have observed demand increases for streaming entertainment service provided by our partners in the first half of 2020, but we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates in the U.S. and across the globe.

The Company’s management cannot at this point estimate the impact of COVID-19 on its business and no provision for COVID-19 is reflected in the accompanying financial statements. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 22, 2020, the Company issued 49,610 shares of Common Stock valued at $3.85 per share to a provider for investor relations services. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)

3.1	Articles of Incorporation of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018)

3.2	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Periodic Report on Form 10-Q filed with the SEC on August 19, 2019)
10.1	Form of Securities Purchase Agreement, dated as of May 7, 2020, by and among Genius Brands International, Inc. and the Investors (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on May 7, 2020).

10.2	Form of Securities Purchase Agreement, dated as of May 8, 2020, by and among Genius Brands International, Inc. and the Investors (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on May 8, 2020)

10.3	Form of Securities Purchase Agreement, dated as of May 18, 2020, by and among Genius Brands International, Inc. and the Investors (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on May 18, 2020)

10.4	Form of Securities Purchase Agreement, dated as of May 28, 2020, by and among Genius Brands International, Inc. and the Investors (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on May 28, 2020)

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 14, 2020	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

