Form 10-Q
period 2020-09-30
Genius Brands International, Inc.
filed 2020-11-16
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 256,429,900 shares of common stock, par value $0.001 per share, were outstanding as of November 16, 2020.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2020, and December 31, 2019

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$50,461,566	$305,121
Accounts Receivable, net	2,399,363	4,101,679
Inventory, net	–	9,277
Prepaid Expenses and Other Assets	2,004,029	230,172
Total Current Assets	54,864,958	4,646,249

Property and Equipment, net	60,021	64,876
Right Of Use Assets, net	2,024,983	4,009,837
Film and Television Costs, net	11,300,812	9,906,885
Lease Deposits	43,001	368,001
Investment in Stan Lee Universe, LLC	500,000	–
Intangible Assets, net	39,432	51,583
Goodwill	10,365,806	10,365,806
Total Assets	$79,199,013	$29,413,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$715,367	$946,450
Accrued Expenses	223,767	124,940
Participations Payable	2,652,825	2,271,613
Deferred Revenue	775,396	664,887
Secured Convertible Notes, net	–	2,373,952
Payroll Protection Program	366,267	–
Warrant Derivative Liability	1,622,995	–
Lease Liability	139,401	598,747
Due To Related Party	151,451	1,084,315
Accrued Salaries and Wages	343,442	231,481
Total Current Liabilities	6,990,911	8,296,385

Long Term Liabilities:
Deferred Revenue	4,530,611	4,444,066
Lease Liability	2,109,142	3,569,345
Production Facility, net	1,506,519	3,091,739
Disputed Trade Payable	925,000	925,000
Total Liabilities	16,062,183	20,326,535

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 100 and 1,097 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	–	1
Common Stock, $0.001 par value, 400,000,000 shares authorized 219,029,900 and 21,877,724 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	219,030	21,878
Additional Paid in Capital	521,911,592	75,117,076
Accumulated Deficit	(458,988,674)	(66,047,135)
Accumulated Other Comprehensive Income (Loss)	(5,118)	(5,118)
Total Stockholders' Equity	63,136,830	9,086,702

Total Liabilities and Stockholders’ Equity	$79,199,013	$29,413,237

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2020 and September 30, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Licensing & Royalties	$199,572	$174,261	$565,696	$674,107
Television & Home Entertainment	31,375	3,147,411	409,837	4,292,972
Advertising Sales	42,715	147,034	191,728	184,716
Product Sales	330	290	2,149	2,396
Total Revenues	273,992	3,468,996	1,169,410	5,154,191

Operating Expenses:
Marketing and Sales	364,869	97,541	606,125	405,751
Direct Operating Costs	219,451	2,841,358	886,972	3,929,187
General and Administrative	3,042,178	2,092,734	7,173,594	5,298,865
Total Operating Expenses	3,626,498	5,031,633	8,666,691	9,633,803

Loss from Operations	(3,352,506)	(1,562,637)	(7,497,281)	(4,479,612)

Other Income (Expense):
Interest Income	69,699	1,294	98,039	17,081
Loss on Extinguished Debt	–	(1,080,664)	–	(4,432,819)
Loss on Lease Termination	(342,060)		(342,060)	–
Warrant Revaluation Expense	1,556,574	–	(210,672,085)	–
Conversion Option Revaluation Expense	–	–	(171,835,729)	–
Sub-Lease Income	78,277	117,416	316,762	314,869
Interest Expense	(17,193)	(30,642)	(1,168,801)	(697,386)
Net Other Income (Expense)	1,345,297	(992,596)	(383,603,874)	(4,798,255)

Loss Before Income Tax Expense	(2,007,209)	(2,555,233)	(391,101,155)	(9,277,867)

Income Tax Expense	–	–	–	–

Net Loss	(2,007,209)	(2,555,233)	(391,101,155)	(9,277,867)

Beneficial Conversion Feature on Preferred Stock	–	(1,686,667)	–	(2,008,907)

Net Loss Applicable to Common Shareholders	$(2,007,209)	$(4,241,900)	$(391,101,155)	$(11,286,774)

Net Loss per Common Share (Basic And Diluted)	$(0.01)	$(0.38)	$(3.63)	$(1.07)

Weighted Average Shares Outstanding (Basic and Diluted)	218,991,119	11,241,440	107,786,940	10,538,309

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2020 and September 30, 2019

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Loss	$(2,007,209)	$(2,555,233)	$(391,101,155)	$(9,277,867)
Beneficial Conversion Feature on Preferred Stock	–	(1,686,667)	–	(2,008,907)
Comprehensive Net Loss to Common Shareholders	$(2,007,209)	$(4,241,900)	$(391,101,155)	$(11,286,774)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2020 and September 30, 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Value of Preferred Stock Conversion	3,171,428	3,172	(667)	(1)	(3,171)	–	–	–
Proceeds from Securities Purchase Agreement, net	4,000,000	4,000	–	–	911,296	–	–	915,296
Proceeds From Warrant Exchange, net	500,000	500	–	–	169,500	–	–	170,000
Issuance of Common Stock for Services	43,077	43	–	–	27,957	–	–	28,000
Share Based Compensation	–	–	–	–	23,814	–	–	23,814
Net Loss	–	–	–	–	–	(5,835,944)	–	(5,835,944)

Balance, March 31, 2020	29,592,229	29,593	430	–	76,246,472	(71,883,079)	(5,118)	4,387,868

Proceeds from Securities Purchase Agreement, net	47,500,000	47,500	–	–	43,792,875	–	–	43,840,375
Issuance of Common Stock for Services	49,610	50	–	–	190,950	–	–	191,000
Share Based Compensation	–	–	–	–	328,497	–	–	328,497
Value of Preferred Stock Conversion	1,571,430	1,571	(330)	–	(1,571)	–	–	–
Derivative Liability Adjustment	–	–	–	–	171,835,729	–	–	171,835,729
Note Conversion	65,476,190	65,476	–	–	(120,662)	–	–	(55,186)
Warrant Exercise	74,666,711	74,667	–	–	8,159,358	(1,840,384)	–	6,393,641
Warrant Revaluation	–	–	–	–	219,034,621	–	–	219,034,621
Warrants Issued For Services	–	–	–	–	519,513	–	–	519,513
Net Loss	–	–	–	–	–	(383,258,002)	–	(383,258,002)

Balance, June 30, 2020	218,856,170	218,857	100	–	519,985,782	(456,981,465)	(5,118)	63,218,056

Proceeds from Securities Purchase Agreement, net	–	–	–	–	–	–	–	–
Issuance of Common Stock for Services	157,060	157	–	–	131,344	–	–	131,501
Share Based Compensation	–	–	–	–	411,825	–	–	411,825
Warrant Exercise	16,670	16	–	–	54,995	–	–	55,011
Warrants Issued For Services	–	–	–	–	1,327,646	–	–	1,327,646
Net Loss	–	–	–	–	–	(2,007,209)	–	(2,007,209)

Balance, September 30, 2020	219,029,900	$219,030	100	$–	$521,911,592	$(458,988,674)	$(5,118)	$63,136,830

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity (continued)

Three and Nine Months Ended September 30, 2020 and September 30, 2019

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

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and September 30, 2019

(unaudited)

	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net Loss	$(391,101,155)	$(9,277,867)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	395,073	1,907,222
Depreciation and Amortization Expense	379,047	216,410
Accretion of Discount on Secured Convertible Notes	(7,288)	288,609
Bad Debt	92,659	–
Stock Issued for Services	350,501	119,798
Share Based Compensation Expense	764,137	142,420
Warrant Revaluation Expense	210,672,085	–
Loss On Lease Termination	342,060	–
Loss On Extinguishment of Debt	–	4,432,819
Conversion Option Revaluation Expense	171,835,729	–
Debt Discount in Excess of the Principal	1,031,852	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	1,608,314	(1,761,137)
Other Receivable	–	18,592
Inventory, net	9,277	3,298
Prepaid Expenses & Other Assets	(55,750)	(143,932)
Lease Deposits	325,000	(43,001)
Film and Television Costs, net	(1,789,000)	(2,324,023)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(458,974)	182,577
Accrued Salaries & Wages	111,961	104,594
Deferred Revenue	197,054	5,859
Participations Payable	381,212	1,220,536
Due To Related Party	(432,864)	134,800
Accrued Expenses	32,491	136,010
Net Cash Used in Operating Activities	(5,316,579)	(4,636,416)

Cash Flows from Investing Activities:
Investment in Stan Lee Universe, LLC	(500,000)	–
Investment in Intangible Assets	(22,500)	–
Investment in Property & Equipment	(32,426)	(26,976)
Net Cash Used in Investing Activities	(554,926)	(26,976)

Cash Flows from Financing Activities:
Payments On Lease liability	(159,247)	(115,567)
Proceeds from Sale of Securities Purchase Agreement, net	44,755,671	1,757,552
Proceeds From Warrant Exchange	5,874,329	668,558
Proceeds from Senior Secured Convertible Notes, net	6,098,000	–
Proceeds from Payroll Protection Program	366,267	–
Collection Of Investor Notes	3,600,000	–
Repayment of Secured Convertible Notes	(2,866,664)	(970,834)
Note Conversion Costs	(55,186)	–
Repayment of Production Facility, net	(1,585,220)	872,218
Net Cash Provided by Financing Activities	56,027,950	2,211,927

Net Increase/(Decrease) in Cash, Cash Equivalents, and Restricted Cash	50,156,445	(2,451,465)
Beginning Cash, Cash Equivalents, and Restricted Cash	305,121	3,085,026
Ending Cash, Cash Equivalents, and Restricted Cash	$50,461,566	$633,561

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$468,468	$435,129
Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for production services	–	457,300.85
Beneficial Conversion Feature	–	2,008,907.00
Senior Convertible notes were converted into 65,476,190 shares of Common Stock 58,522,601 warrants were exercised on a cashless basis resulting in the issuance of 52,551,716 shares of Common Stock	13,750,000.00

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions and Alibaba. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel!. In July, 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” and POW! and the Company are finalizing the details of the venture.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended September 30, 2020 and September 30, 2019, the Company reported net losses of $2,007,209 and $2,555,233, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company reported net losses of $391,101,155 and $9,277,867, respectively. The Company reported net cash used in operating activities of $5,316,579 and $4,636,416 for the nine months ended September 30, 2020, and September 30, 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $458,988,674 and total stockholders’ equity of $63,136,830. At September 30, 2020, the Company had current assets of $54,864,958, including cash and cash equivalents of $50,461,566 and current liabilities of $6,990,911. The Company had working capital of $47,874,047 as of September 30, 2020, compared to negative working capital of $3,650,136 as of December 31, 2019.

Prior to the Company’s successful capital raises, the Company applied for a loan pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as interpreted and applied by the Small Business Administration (the “SBA”). The application was approved and on April 30,2020, the Company received a loan with a principal amount of $366,267. The loan has an interest rate of one percent (1%) per year and matures on April 19, 2021. The loan may be eligible, in whole or in part, for forgiveness pursuant to the PPP. The Company shall apply to the lender for loan forgiveness in accordance with the PPP as implemented by SBA. The Company reported the proceeds from the PPP loan as debt using the effective interest rate method.

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

Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price (as reflected on Nasdaq.com) of the Common Stock (as defined below) for the five trading days immediately preceding the signing of the Agreement) (the “Amended Exercise Price”). The Company received $170,000 from the exercise of the Original Warrants.

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

The 2020 Convertible Notes can be converted at the Company’s option, provided certain conditions are met, into Common Stock at the lower of the Conversion Price and 85% of the average of the five lowest daily weighted average prices of the Company’s shares during the measuring period, according to the terms of the 2020 Convertible Notes.

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

On June 23, 2020, the Company received $3,600,000 from the payment of the Investor Notes Principal.

Between July 21 and July 28, 2020, the Company received $50,511, net of expenses, from the exercise of 16,670 warrants at an exercise price of $3.30 per share.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2020 and 2019 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly owned subsidiaries A Squared LLC, Llama Productions LLC, Rainbow Rangers Productions LLC and its partially owned subsidiary Stan Lee Universe LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of September 30, 2020, and December 31, 2019, the Company had Cash and Cash Equivalents of $50,461,566 and $305,121, respectively.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $92,659 for September 30, 2020 and $0 as of December 31, 2019.

Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable. The current inventory is considered properly valued and saleable. The Company concluded that there was an appropriate reserve for slow moving and obsolete inventory of $0 at both September 30, 2020 and December 31, 2019.

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

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (“Subtopic 926-20”) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We have prospectively adopted ASU 2019-02. The impact to our consolidated financial position, results of operations and cash flows were not material.

Additionally, for both episodic series and films, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606 (“Topic 606”), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 (“Topic 605”).

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

The Company sells advertising on its App and OTT based “Kartoon Channel! in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

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

Concentration of Risk

The Company’s cash is maintained at three financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of September 30, 2020, the Company had four accounts with an uninsured balance of $49,459,910.

For the three months ended September 30, 2020, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. Those customers accounted for 24% of the total revenue and 16% of accounts receivable. One other customer accounted for 70% of accounts receivable. For the nine months ended September 30, 2020, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 23% of the total revenue and 0% of accounts receivable. One other customer accounted for 70% of accounts receivable. For three and nine months ended September 30, 2019, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 52% and 57% of the total revenue respectively for the three and nine months ended September 30, 2019 respectively. The Company had three customers that represented 75% of accounts receivable as of September 30, 2019.

Fair value of financial instruments

The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments. The carrying amount of the Facility (as defined below) approximates fair value since the debt carries a variable interest rate that is tied to either the current Prime or LIBOR rates plus an applicable spread.

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

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-02, Subtopic 926-20 and Subtopic 920-350. The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We have prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows were not material.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. As part of the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The FASB has eliminated the cash conversion and beneficial conversion feature models. The FASB has also modified accounting rules relating to application of the scope exception from derivative accounting. The amendments revise the guidance in ASC 815-40-25-10, to remove three out of seven conditions from the settlement guidance, referred to as additional equity classification requirements. Following the above amendments, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, including smaller reporting companies the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of assessing the impact of the amendments to Company’s consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Furniture and Equipment	$19,419	$19,419
Computer Equipment	162,308	144,643
Leasehold Improvements	14,182	14,182
Software	30,498	15,737
Property and Equipment, Gross	226,407	193,981
Less Accumulated Depreciation	(166,386)	(129,105)
Property and Equipment, Net	$60,021	$64,876

During the three months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $10,206 and $9,378, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $37,281 and $28,223, respectively.

Note 4: Right Of Use Leased Asset

Right of use asset consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Office Lease Asset	$2,245,093	$4,387,956
Printer Lease Asset	12,374	12,374
Right Of Use Asset, Gross	2,257,467	4,400,330

Office Lease Accumulated Amortization	(223,074)	(383,118)
Printer Lease Accumulated Amortization	(9,410)	(7,375)
Right Of Use Asset, Net	$2,024,983	$4,009,837

During the three months ended September 30, 2020, the Company recorded amortization expense of $89,412. During the nine months ended September 30, 2020, the Company recorded amortization expense of $307,115.

On September 15, 2020, the Company entered into a Surrender Agreement with the landlord which terminated the lease agreement. As a result, the Company recorded decreases in the Right Of Use asset, accumulated amortization, and the lease liability of $2,142,863, $465,124 and $1,760,302 respectively. The termination of the lease resulted in a loss of $85,676.

Note 5: Film and Television Costs, Net

As of September 30, 2020, the Company had net Film and Television Costs of $11,300,812, compared to $9,906,885 at December 31, 2019. The increase primarily relates to the production costs associated with Rainbow Rangers Season 2 and development of Stan Lee’s Superhero Kindergarten offset by the amortization of Rainbow Rangers Season 1 and Llama Llama Seasons 1 and 2.

During the three months ended September 30, 2020 and 2019, the Company recorded Film and Television Cost amortization expense of $101,716 and $1,285,237, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded Film and Television Cost amortization expense of $395,073 and $1,907,222, respectively.

The following table highlights the activity in Film and Television Costs of September 30, 2020 and December 31, 2019:

Total
Film and Television Costs, Net as of December 31, 2018	$8,166,131
Additions to Film and Television Costs	3,920,013
Capitalized Interest	50,765
Film Amortization Expense	(2,230,024)
Film and Television Costs, Net as of December 31, 2019	9,906,885
Additions to Film and Television Costs	1,789,000
Capitalized Interest	–
Film Amortization Expense	(395,073)
Film and Television Costs, Net as of September 30, 2020	$11,300,812

Note 6: Investment In Stan Lee Universe

In July 2020, the Company and POW! entered into an agreement to form an entity “Stan Lee Universe, LLC” (the “SLU”). SLU will hold worldwide rights, on a perpetually renewing basis, to the name, physical likeness, and physical signature of Stan Lee. Further, the SLU will have access to the POW! catalogue of intellectual property, created by Stan Lee, to exploit in live-action and animated motion pictures, television, online, digital, publishing, comic book, and merchandising and licensing. As currently agreed, the Company will be the managing partner of the JV.

As part of the agreement the Company agreed to contribute $2,000,000 in cash to SLU and $200,000 to in kind contribution of resources including office space equipment for a 50% ownership in SKU. The $2,000,000 cash contribution is payable in monthly payments of $250,000 starting August 2020.

POW! will contribute for a 35% ownership in SLU:

•	All right, title, and interest to the name, image, likeness, voice, signature, unique characteristics, and other personality rights recognized under California Civil Code Section 3344.1, and similar laws, to Stan Lee.

•	All trademarks containing the “Stan Lee” name, including but not limited to the trademark “Stan Lee’s Superhero Kindergarten” (U.S. Serial No. 88653662);

•	All copyrights and related contractual rights POW! owns in or has rights to in the work entitled, “Stan Lee’s Superhero Kindergarten”; and

•	The websites and associated social media accounts operated under the name “TheRealStanLee”.

As an initial contribution and in exchange for a 15% ownership in SLU, the individuals granted shall contribute certain ongoing services to the SLU.

The parties are in the process of finalizing the SLU operating agreement.

As of September 30,2020, the Company has contributed $500,000 to the entity.

Note 7: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in Goodwill, representing the excess of the fair value of the consideration for the merger over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the Goodwill asset. Through September 30, 2020, the Company has not recognized any impairment to Goodwill.

Intangible Assets, Net

The Company had the following intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Trademarks (a)	$129,831	$129,831
Other Intangible Assets (a)	295,028	272,528
Intangible Assets, Gross	424,859	402,359
Less Accumulated Amortization (b)	(385,427)	(350,776)
Intangible Assets, Net	$39,432	$51,583

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. Through September 30, 2019, the Company has not recognized any impairment expense related to these assets.
(b)	During the three months ended September 30, 2020 and September 30, 2019, the Company recognized $13,013 and $9,456, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the nine months ended September 30, 2020 and September 30, 2019, the Company recognized $34,651 and $28,949, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of September 30, 2020 is as follows:

2020	12,624
2021	11,692
2022	9,195
2023	5,187
2024	734
Total	$39,432

Note 8: Deferred Revenue

As of September 30, 2020, and December 31, 2019, the Company had total short term and long term deferred revenue of $5,306,007 and $5,108,953, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of September 30, 2020 and December 31, 2019 is the $3,370,315 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 9: Accrued Liabilities – Current

As of September 30, 2020, and December 31, 2019, the Company has the following current accrued liabilities:

	September 30, 2020	December 31, 2019
Other Accrued Expenses (a)	$223,767	$124,940
Accrued Salaries and Wages (b)	343,442	231,481
Total Accrued Liabilities – Current	$567,209	$356,421

(a)	Represents accrued interest, insurance liability, legal fees, and commissions.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees for the nine months ended September 30, 2020 and the year ended December 31, 2019.

Note 10: Secured Convertible Notes

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

Note 11: Senior Secured Convertible Notes

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

The Company estimated that the fair value of the investor’s conversion options and the fair value of Company’s conversion options at March 17, 2020 and March 31, 2020 were immaterial. The estimated fair value of the investor’s conversion options associated with $105,000 of debt immediately before the conversion on June 6, 2020 was 1,990,408. The estimated fair value of the investor’s conversion options associated with $13,645,000 of debt immediately before the conversion on June 12, 2020 was $169,845,321. The Company estimated that the fair value of Company’s conversion option on both conversion dates was immaterial. During the three months ended June 30, 2020, the Company recognized a revaluation loss of $171,835,729 associated with the 2020 Convertible Notes conversion options. Additionally, the Company recognized revaluation loss associated with detachable warrants of $208,760,698. During the three months ended September 30, 2020 the Company recognized a revaluation gain of $1,556,574 associated with the remaining detachable warrants.

Company’s interest expense associated with the 2020 Convertible Notes was $0 and $ 1,033,666, respectively for the three and nine months ended September 30, 2020. The interest expense included $631,852 excess of discount over the 2020 Convertible Notes’ principal. The discount is mainly attributable to detachable warrants and 20% original issuance discount. The amount of unamortized discount at September 30, 2020 is $0. The Company recognizes interest expense associated with 2020 Convertible Notes using the effective interest rate method.

On June 23, 2020, the Company received $3,600,000, net of expenses, from the payment of the Investor Notes Principal.

Between June 10 and June 23, 2020, the 2020 Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of Common Stock.

Note 12: Production Loan Facility

On August 8, 2016, Llama Productions LLC (“Llama”) closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA (the “Lender”) to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. The Facility is secured by the license fees the Company will receive from Netflix for the delivery of the Series as well as the Company’s copyright in the Series. The Facility has a term of 40 months and has an interest rate of either Prime plus 1% or one, three, or six-month LIBOR plus 3.25%. As a condition of the loan agreement with Bank Leumi, the Company deposited $1,000,000 into a cash account to be used solely to produce the Series. Additionally, the Facility contains certain standard affirmative and negative non-financial covenants such as maintaining certain levels of production insurance and providing standard financial reports. As of September 30, 2020, the Company was in compliance with these covenants.

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is March 31, 2021. Interest rates on advances under the Loan and Security Agreement were between 3.48% and 4.25% as of September 30, 2020.

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

As of September 30, 2020, the Company had gross outstanding borrowing under the facility of $1,506,519. As of December 31, 2019, the Company had gross outstanding borrowing under the facility of $3,091,739.

Note 13: Disputed Trade Payable

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

Note 14: Stockholders’ Equity

Common Stock

As of September 30, 2020, the total number of authorized shares of Common Stock was 400,000,000.

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

On July 21, 2020, the Company received $55,011, net of expenses, from the exercise of 16,670 warrants at an exercise price of $0.454.

On July 22, 2020, the Company issued 124,451 shares of Common Stock valued at $2.30 per share to a provider for marketing services

As of September 30, 2020, and December 31, 2019, there were 219,029,900 and 21,877,724 shares of Common Stock outstanding, respectively.

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

As of September 30, 2020, and December 31, 2019, there were 100 and 1,097 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

On January 9, 2020, the Company issued 3,171,428 shares of the Common stock in exchange for 667 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

Between May 18 and June 24, 2020, the Company issued 1,571,428 shares of Common Stock in exchange for 330 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

Note 15: Stock Options

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

On September 1, 2020, the Company adopted the Genius Brands International, Inc. 2020 Incentive Plan (the “2020 Plan”). On August 4, 2020, the Board of Directors voted to adopt the 2020 Plan. The shares available for issuance under the 2020 Plan was approved by stockholders on August 27, 2020. The 2020 Plan as approved by the stockholders increased the maximum number of shares available for issuance up to an aggregate of 32,167,667 shares of Common Stock.

The following table summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2020:

	Options Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	1,289,866	$1.99 - 12.00	6.49 years	$7.18	–
Options Granted	630,000	$2.61 - 10.00	4.74 years	$5.08	–
Options Exercised	–	$–	–	$–	–
Options Cancelled	2,000	$1.99	3.44 years	$1.99	–
Options Expired	–	$–	–	$–	–
Balance at September 30, 2020	1,917,866	$1.99 - 10.00	2.01 years	$3.49	–

Exercisable December 31, 2019	1,176,416	$1.99 - 9.00	6.25 years	$7.67	–
Exercisable September 30, 2020	1,321,142	$1.99 - 3.17	0.87 years	$2.69	–

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

During the nine months ended September 30, 2020, the Company recognized $764,136 in share-based compensation expense. The unvested share-based compensation as of September 30, 2020 was $2,028,123, which will be recognized through the second quarter of 2023 assuming the underlying grants are not cancelled or forfeited.

Note 16: Warrants

The Company has warrants outstanding to purchase up to 5,257,538 and 11,124,405 shares as of September 30, 2020 and December 31, 2019, respectively.

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

On September 18, 2019, the Company entered into a private transaction (the “2019 Private Transaction”) pursuant to the Agreement with the holder of the Original Warrants. The Original Warrants were originally issued on February 19, 2019, to purchase an aggregate of 945,894 shares of Common Stock at an exercise price of $2.12 per share and expired on February 19, 2020.

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

In connection with a private placement, the Company issued to the Investor warrants exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant will be immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and received a cash fee of $35,280 and warrants to purchase 46,421 shares at an exercise price of $0.836 per share.

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

On May 15, 2020 stockholders of the Company approved the reduction in warrants exercise price for the 2020 Convertible Notes holders to $0.21. During the three months ended September 30, 2020, certain warrant holders exercised warrants for 29,000,526 shares of Common Stock at $0.21 per share in cash. Certain other warrant holders exercised 41,508,189, warrants on a cashless basis, resulting in the issuance of 37,449,140 shares of Common Stock.

Estimated fair value of the exercised warrants immediately before the exercise was $219,034,621. Estimated fair value of warrants outstanding at September 30, 2020 was $1,622,995. During the three months ended September 30, 2020 the Company recognized revaluation gain associated with all warrants issued to the note holders and placement agent of $1,556,574.

The fair values of derivative warrants attached to the 2020 Convertible Notes were determined based on Level 3 inputs, using the Black-Scholes-Merton model with standard valuation inputs. The valuation inputs used to value the warrants at March 31, 2020 included expected volatility of 89.91%, and annual interest rate of 0.37%. The valuation inputs for the warrants outstanding at September 30, 2020 included expected volatility of 112.83%, and annual risk-free interest rate of .26%.

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

During the three months ended September 30, 2020, certain warrant holders exercised 16,670 warrants for shares of Common Stock at $3.30 per share in cash.

On May 25, 2020, the Company issued to an individual and his management company 2,284,172 warrants to purchase shares of Common Stock at $1.39 per share for his involvement with the production and distribution of a television series being developed by the Company. The warrants have a 10-year term and are fully vested upon issuance. The warrants become immediately exercisable in whole upon the earlier of May 21, 2021 or the first date the series is exhibited on television or is otherwise available for viewing through a streaming service or otherwise on the internet. The Company anticipates the warrants will become exercisable by December 31, 2020. The warrants were valued at $3,174,806 using the Black-Scholes option pricing model. The warrants were issued as an advance payment against participation amounts that will become due to the individual upon the performance of the series. The warrants are being accounted as non-employee compensation expense which has been recorded as prepaid participation expense over the expected exercise period. During the three and nine months ended September 30, 2020, the Company recorded $1,327,646 and $1,847,160 as prepaid participation expense. The valuation inputs for the warrants included expected volatility of 253.01%, and annual risk-free interest rate of 0.7%.

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2020:

	Warrants Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	11,124,405	$3.30 - 6.00	4.37 years	$1.74
Warrants Granted	74,357,982	$0.21 - 1.39	4.63 years	$0.25
Warrants Exercised	80,224,849	$0.21 - 5.30	4.37 years	$0.25
Warrants Expired	–	$–	–	$–
Balance at September 30, 2020	5,257,538	$0.21 - 5.30	6.43 years	$1.49

Exercisable December 31, 2019	7,176,620	$0.76 - 6.00	3.77 years	$2.52
Exercisable September 30, 2020	2,973,366	$0.21 - 5.30	3.50 years	$1.56

Note 17: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operation in the provision for income taxes. As of September 30, 2020, and December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California and Massachusetts. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 18: Commitment and Contingencies

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

In July 2018, the FASB issued Topic 842, Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management will use this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

As of September 30, 2020, weighted-average lease term for operating leases equals to 81.91 months. Weighted-average discount rate equals to 10%.

On February 6, 2018, the Company entered into an operating lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We pay rent of $364,130 annually, subject to annual escalations of 3.5%.

On September 11, 2020, the parties to the lease entered into a surrender agreement whereby the lease was terminated, and the office was turned back over to the landlord. Per the terms of the surrender agreement, the lease deposit of $325,000 was forfeited and the Company paid $25,000. The surrender resulted in a loss of $85,676.

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

On September 11, 2020, the parties to the lease entered into a surrender agreement whereby the lease was terminated, and the office was turned back over to the landlord. Per the terms of the surrender agreement, the sublease deposit of $131,000 was forfeited. The surrender resulted in a loss of $256,384.

On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, 4th FL, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on September 1, 2019. We pay rent of $392,316 annually, subject to annual escalations of 3.5%. Due to government mandated “work-from-home” orders pertaining to non-essential businesses, we are currently in discussions with our landlord with regard to rent payments and have not paid rent since March 2020.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended September 30, 2020 and September 30, 2019 were $141,962 and $210,062, respectively. Rental expenses incurred for operating leases during the nine months ended September 30, 2020 and September 30, 2019 were $557,640 and $531,519, respectively. During the three months ended September 30, 2020, we received sub-lease income of $78,277. During the nine months ended September 30, 2020, we received sub-lease income of $316,762.

The following is a schedule of future minimum contractual obligations as of September 30, 2020, under the Company’s operating leases and employment agreements:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$170,255	$347,785	$429,984	$447,183	$465,071	$1,330,866	$3,191,144
Employment Contracts	$309,494	$421,629	$322,950	$282,581	$–	$–	$1,336,654
Consulting Contracts	$265,000	$323,333	$150,000	$–	$–	$–	$738,333
	$744,749	$1,092,747	$902,934	$729,764	$465,071	$1,330,866	$5,266,131

Note 19: Related Party Transactions

On April 21, 2016, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. The agreement was renegotiated and executed on more favorable terms to the Company on July 22, 2020. No amounts were earned during the three and nine months ended September 30, 2020 and 2019, under this agreement as there were no revenue generated during the periods.

On August 31, 2018, Llama entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama Season 2. As of December 31, 2019, Mr. Heyward was paid $124,000. No further amounts are due or paid during the nine months ended September 30, 2020.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of December 31, 2019, 26 half hours had been delivered and accordingly Mr. Heyward was owed $322,400, which is included in the Due To Related Party line item on our consolidated balance sheet. The second identified series under this employment agreement is Rainbow Rangers Season 2. As of December 31, 2019, 13 half hours had been delivered and accordingly Mr. Heyward was owed $161,200, which is included in the Due To Related Party line item on our consolidated balance sheet. Both of these amounts were paid on March 17, 2020. As of September 30, 2020, 4 additional half hours had been delivered and accordingly Mr. Heyward was owed $50,000, which is included in the Due To Related Party line item on our consolidated balance sheet.

On September 17, 2019, Mr. Heyward purchased $500,000 of the August 2018 Secured Convertible Notes from another holder. The Company did not receive any proceeds from this transaction. The note and interest of $7,260 was repaid in March of 2020.

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

On March 11, 2020, Mr. Heyward purchased $1,000,000 of the 2020 Convertible Notes with an original discount of $250,000.

On June 19, 2020, Mr. Heyward received 5,658,474 shares of Common Stock upon the cashless exercise of 6,119,048 warrants.

On June 23, 2020, Mr. Heyward received 5,952,381 shares of Common Stock upon conversion of $1,250,000 of 2020 Convertible Notes.

As of September 30, 2020, Andy Heyward is owed $101,451 for reimbursable expenses which are included in the Due To Related Parties line item on our condensed consolidated balance sheet.

Note 20: Subsequent Events

On October 15, 2020, the Company issued to an individual and his management company $500,000 in cash, 1,000,000 shares of the Company’s common stock at $1.44 per share and 1,000,000 warrants to purchase shares of Common Stock at $1.39 per share for his involvement with the production and distribution of a television series being developed by the Company. The shares become freely tradable, 50% upon the six-month anniversary of issuance and 50% upon one year of issuance. The cash and 50% of the share value are being paid an issued as an advance payment against participation amounts that will become due the individual upon performance of the series. The warrants have a 10-year term and. The warrants become immediately exercisable in whole upon the earlier of May 21, 2021 or the first date the series is exhibited on television or is otherwise available for viewing through a streaming service or otherwise on the internet. The Company anticipates the warrants will become exercisable by December 31, 2020. The warrants were valued at $1,260,269 using the Black-Scholes option pricing model. The warrants were issued as an advance payment against participation amounts that will become due to the individual upon the performance of the series. The warrants are being accounted as non-employee compensation expense which will be recorded as prepaid publicity expense over the expected exercise period.

On October 28, 2020, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), an aggregate of 37,400,000 shares (the “Shares”) of Common Stock, and warrants (“Investor Warrants”) to purchase up to 37,400,000 shares of our Common Stock (“Investor Warrant Shares”). The purchase price was $1.55 per fixed combination of one share of common stock and a warrant to purchase one share of common stock, for gross proceeds of approximately $57.9 million before deducting the placement agent fees and offering expenses. The Company intends to use the net proceeds of the Offering for certain accretive future acquisitions, and for our operations, including, but not limited to, the development, production, distribution and marketing of animated content, including the recently announced Shaq’s Garage, and associated licensed merchandise and general working capital.

The Investor Warrants have an exercise price of $1.55 per share and are exercisable immediately on the date of issuance, and at any time thereafter up to five years from the initial issuance date. A holder will not have the right to exercise any portion of the Investor Warrant if the holder would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the outstanding Common Stock immediately after exercise, except that upon notice from the holder to the Company, the holder may increase or decrease the beneficial ownership limitation up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Investor Warrants, provided that any increase in such beneficial ownership limitation shall not be effective until 61 days following notice from the holder to the Company.

The Offering closed on October 30, 2020. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as placement agent and will receive (i) a cash fee of approximately $4.1 million and (ii) warrants (“Placement Agent Warrants” and together with Investor Warrants, the “Warrants”) to purchase 2,618,000 shares of Common Stock. The Placement Agent Warrants have the same form and terms as the Investor Warrants. In addition, the Company will pay the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the exercise of any Warrants. The Company also reimbursed the lead Investor for $25,000 of its legal fees and expenses incurred in connection with the Offering.

On November 15, 2020, the Company entered into a binding letter of intent (the “Letter of Intent”) with ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”). The Company expects to acquire 100% of the equity interests of ChizComm in exchange for (i) $8.5 million in cash and (ii) $3.5 million of shares of the Company’s unregistered common stock, at a per share price equal to the closing price of the Company’s common stock on the day prior to the closing of the acquisition, for a total $12 million transaction value (the “Transaction Value”). As detailed in the Letter of Intent, $2 million of the Transaction Value would be allocated to the acquisition of 2 million new subscribers for the Company’s Kartoon Channel!. Further, ChizComm would be entitled to additional consideration of up to $8 million if the Company meets certain milestones following the acquisition, as set out in the Letter of Intent. The Company expects to negotiate and execute definitive agreements with ChizComm and to consummate the transactions contemplated in the Letter of Intent in the first fiscal quarter of 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2020 and 2019 Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,(the “Securities ACT”) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 1, 2019 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

Overview

The management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions and Alibaba. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel! In July, 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form a entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity called “Stan Lee Universe, LLC” and POW! and the Company are currently finalizing the details of the venture.

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

Warrant Exercises

During the three months ended September 30, 2020, certain warrant holders exercised 16,670 warrants for shares of Common Stock at $3.30 per share in cash.

October 2020 Securities Purchase Agreement

On October 28, 2020, the Company entered into the Purchase Agreement with the Investors pursuant to which the Company agreed to issue and sell, in a registered director offering by the Company directly to the Investors, an aggregate of 37,400,000 shares of our Common Stock and warrants to purchase up to 37,400,000 shares of our Common Stock, at an offering price of $1.55 per fixed combination of one share of Common Stock and a warrant to purchase one share of Common Stock for gross proceeds of approximately $57.9 million before deducting offering expenses.

November 2020 Letter of Intent

On November 15, 2020, the Company entered into a binding letter of intent (the “Letter of Intent”) with ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”). The Company expects to acquire 100% of the equity interests of ChizComm in exchange for (i) $8.5 million in cash and (ii) $3.5 million of shares of the Company’s unregistered common stock, at a per share price equal to the closing price of the Company’s common stock on the day prior to the closing of the acquisition, for a total $12 million transaction value (the “Transaction Value”). As detailed in the Letter of Intent, $2 million of the Transaction Value would be allocated to the acquisition of 2 million new subscribers for the Company’s Kartoon Channel!. Further, ChizComm would be entitled to additional consideration of up to $8 million if the Company meets certain milestones following the acquisition, as set out in the Letter of Intent. The Company expects to negotiate and execute definitive agreements with ChizComm and to consummate the transactions contemplated in the Letter of Intent in the first fiscal quarter of 2021.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of the Company’s employees have been working remotely from home, with only a few individuals monitoring the office as needed. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our animation production partners. With regard to content distribution, we have observed demand increases for streaming entertainment services in 2020. In terms of our consumer products business, we are starting to see some negative impact from COVID-19 as consumer activity decelerates in the U.S. and across the world. Global supply chain issues had a negative impact on the timing of certain toy releases. The toy manufacturing business has experienced slowdowns related to global supply chain issues caused by the COVID -19 outbreak. Equally important, the retail toy business has suffered a slowdown and closures effecting toy sales. New to market brands are impacted more severely by a slowdown in physical retail sales. Other consumer products licensees’ business is driven, by toy sales, so a there is a negative downstream effect across the industry. If the COVID-19 outbreak is prolonged, we will see a negative impact on our revenues.

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

Results of Operations

Our summary results for the three months ended September 30, 2020, and the three months ended September 30, 2019 are below.

Revenues

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Licensing & Royalties	$199,572	$174,261	$25,311	15%
Television & Home Entertainment	31,375	3,147,411	(3,116,036)	-99%
Advertising Sales	42,715	147,034	(104,319)	-71%
Product Sales	330	290	40	14%
Total Revenue	$273,992	$3,468,996	$(3,195,004)	-92%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended September 30, 2020 compared to the three months ended September 30, 2019, this category increased $25,311 or 15%.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended September 30, 2020 compared to the three months ended September 30, 2019, Television & Home Entertainment revenue decreased $3,116,036 or 99%, primarily due to the revenue generated from the delivery of Llama Llama Season 2 to Netflix in September 2019 without comparable revenue recognition in the three months ending September 30, 2020.

Advertising sales are generated on the “Kartoon Channel!” in the form of either flat rate promotions or advertising impressions served. Advertising sales decreased by $104,319 or 71%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is due to our continued efforts to grow this revenue stream of our business.

Expenses

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Marketing and Sales	$364,869	$97,541	$267,328	274%
Direct Operating Costs	219,451	2,841,358	(2,621,907)	-92%
General and Administrative	3,042,178	2,092,734	949,444	45%
Interest Expense	17,193	30,642	(13,449)	-44%
Total	$3,643,691	$5,062,275	$(1,418,584)	-28%

Marketing and sales expenses increased $267,328, or 274%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the three months ended September 30, 2020 decreased $2,621,907, or 92%, compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, we recorded film and television cost amortization expense of $101,717 and participation expense of $113,894 compared to expenses of $1,285,237 and $1,022,229, respectively, for the three months ended September 30, 2019. The increases in film amortization and participation expenses were primarily related to the Llama Llama Season 2 property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended September 30, 2020 increased $949,444, or 45%, compared to the same period in 2019. This increase was primarily related to increases in stock based compensation and consulting fees.

Interest expense for the three months ended September 30, 2020 decreased $13,449, or 44%, compared to the same period in 2019. This decrease is due to the interest expense related to the August 2018 Secured Convertible Notes. Interest expense for the three months ended September 30, 2019 included interest and the amortization of the debt issue costs, the amortization of the debt discount related to the August 2018 Secured Convertible Notes, which were expensed in the first quarter of 2019. Therefore, there was no amortization of these costs in the three months ended September 30, 2020.

Our summary results for the nine months ended September 30, 2020, and the nine months ended September 30, 2019 are below.

Revenues

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Licensing & Royalties	$565,696	$674,107	$(108,411)	-16%
Television & Home Entertainment	409,837	4,292,972	(3,883,135)	-90%
Advertising Sales	191,728	184,716	7,012	4%
Product Sales	2,149	2,396	(247)	-10%
Total Revenue	$1,169,410	$5,154,191	$(3,984,781)	-77%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, this category decreased $108,411, or 16%, primarily due to the revenue generated from Rainbow Rangers and Llama Llama properties.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, Television & Home Entertainment revenue decreased $3,883,135, or 90%, primarily due to the revenue generated from the delivery of Llama Llama Season 2 to Netflix, delivery of Rainbow Rangers Season 1 to Viacom Media Networks and deliveries to international territories in September 2019 without comparable revenue generated for the same period in 2020.

Advertising sales are generated on the “Kartoon Channel!” in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $7,012, or 4%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is due to our continued efforts to grow this revenue stream of our business.

Expenses

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Marketing and Sales	$606,125	$405,751	$200,374	49%
Direct Operating Costs	886,972	3,929,187	(3,042,215)	-77%
General and Administrative	7,173,594	5,298,865	1,874,729	35%
Interest Expense	1,168,801	697,386	471,415	68%
Total	$9,835,492	$10,331,189	$(495,697)	-5%

Marketing and sales expenses increased $200,374, or 49%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in marketing and advertising expenses to promote the Rainbow Rangers property.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the nine months ended September 30, 2020 decreased $3,042,215, or 77%, compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we recorded film and television cost amortization expense of $395,073 and participation expense of $484,697 compared to September 30, 2019 expenses of $1,907,222 and $1,457,315, respectively, for the nine months ended September 30, 2019. The decreases in direct operating costs in the nine months ended September 30, 2020 compared to the same period in the prior year reflect decreases in film amortization and participation expenses related to decreased revenues from the Llama Llama Season 2 property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for the nine months ended September 30, 2020 increased $1,874,729, or 35%, compared to the same period in 2019. This increase was primarily related to increases stock based compensation and professional fees.

Interest expense for the nine months ended September 30, 2020 increased $471,415, or 68%, compared to the same period in 2019. This increase is due to the expensing of the debt discount in excess of principal related to the 2020 Convertible Notes. This was partially offset by reductions in the amortization of the debt discount related to the $4,500,000 of 2020 Convertible Notes, and interest paid on the lower outstanding balance.

Liquidity and Capital Resources

Working Capital

As of September 30, 2020, we had current assets of $54,864,958, including cash and cash equivalents, of $50,461,566, and current liabilities of $6,990,910, resulting in working capital of $47,874,048, compared to negative working capital of $3,650,136 as of December 31, 2019.

Prior to the Company’s successful capital raises, the Company applied a loan pursuant to the PPP established under CARES Act as interpreted and applied by the SBA, an Agency of the United States of America. The application was approved and on April 30,2020, the Company received a loan with a principal amount of $366,267. The loan has an interest rate of one percent (1%) per year and matures on April 19, 2021. The loan may be eligible, in whole or in part, for forgiveness pursuant to the PPP. The Company shall apply to the lender for loan forgiveness in accordance with the PPP as implemented by the SBA. The Company reported the proceeds from the PPP loan as debt using the effective interest rate method.

Comparison of Cash Flows for the Nine Months Ended September 30, 2020, and the Nine Months Ended September 30, 2019

Our total cash and cash equivalents were $50,461,566 and $633,561 at September 30, 2020, and September 30, 2019, respectively.

Comparison of Cash Flows

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
Cash used in operations	$(5,316,579)	$(4,636,416)	$(680,163)	15%
Cash used in investing activities	(554,926)	(26,976)	(527,950)	1957%
Cash provided by financing activities	56,027,950	2,211,927	53,816,023	2433%
Increase (decrease) in cash and cash equivalents	$50,156,445	$(2,451,465)	$52,607,910	-2146%

During the nine months ended September 30, 2020, our primary sources of cash were the net proceeds from the 2020 Convertible Notes of $6,098,000, the net sales of common shares for $44,755,671, net proceeds of $5,874,329 from warrant exercises and $3,600,000 from the collection of the Investor Notes. The primary uses of cash during the nine months ended September 30, 2020, were $5,316,579 in operations, the repayment of the August 2018 Secured Convertible Notes of $2,866,664 and the repayment of the Production Facility of $1,585,220.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $5,316,579 as compared to cash used in operating activities of $4,636,416 during the comparable period in the prior year.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $554,926 as compared to a use of $26,976 for the nine months ended September 30, 2019. Investing activities include the $500,000 contribution to the Stan Lee Universe, LLC entity, the purchase of intangible assets and the purchase of property and equipment. Investing activities included the purchase of furniture and equipment for the same period in 2019.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $56,027,950 as compared to $2,211,927 cash provided in the comparable period in 2019. During the nine months ended September 30, 2020, our primary sources of cash were the net proceeds from the 2020 Convertible Notes of $6,098,000, the net sales of Common Shares for $44,755,671, net proceeds of $5,874,329 from warrant exercises and $3,600,000 from the collection of the Investor Notes. The primary uses of cash during the nine months ended September 30, 2020, were the repayment of the August 2018 Secured Convertible Notes of $2,866,664, the repayment of the Production Facility of $1,585,220 and production costs for Rainbow Rangers Season 2.

Capital Expenditures

As of September 30, 2020, we do not have any material commitments for capital expenditures.

Critical Accounting Policies

Our accounting policies are described in the notes to the financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared, Llama Productions and Rainbow Rangers Productions. All significant inter-company balances and transactions have been eliminated in consolidation.

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

In July 2018, the FASB issued Topic 842, Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management used this optional transition method. As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

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

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to the Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument considered indexed to the Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40 Contract’s in Entity’s Own Equity. When the requirements are met the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, the Company also considers the bifurcation guidance for embedded derivatives per FASB ASC 815-15 Embedded Derivatives.

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

We sell advertising on our ’Kartoon Channel! channel in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, we recognize revenue when all five revenue recognition criteria under Topic 606 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to us on a monthly basis, and revenue is reported in the month the impressions are served.

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

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-02, Subtopic 920-350. The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2019-02 in 2019. The impact to our consolidated financial position, results of operations and cash flows were not material.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. As part of the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The FASB has eliminated the cash conversion and beneficial conversion feature models. The FASB has also modified accounting rules relating to application of the scope exception from derivative accounting. The amendments revise the guidance in ASC 815-40-25- 10, to remove three out of seven conditions from the settlement guidance, referred to as additional equity classification requirements. Following the above amendments, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, including smaller reporting companies the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of assessing the impact of the amendments to Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the three month period ended September 30, 2020 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2020, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject other than described below.

As previously disclosed, the Company and its Chief Executive Officer Andy Heyward are named as defendants in a putative securities class action lawsuit filed in August 2020 in the U.S. District Court for the Central District of California and styled Salvador Verdin v. Genius Brands International, Inc. and Andy Heyward, Case No. 2:20-cv-07457-DSF (RAO). Plaintiff alleges generally that defendants made false or misleading statements regarding the Company’s business and business prospects during an alleged class period that runs from March 17 through July 5, 2020. Subsequently, a second putative class action asserting substantially similar claims against the same defendants was filed in the same court. On October 19, 2020, applications were filed with the court by multiple persons and law firms seeking appointment as lead plaintiff and lead plaintiff’s counsel in the matter, as contemplated by procedures specified in the Private Securities Litigation Reform Act. The applicants also sought formal consolidation of the two suits. The court has advised the parties that it expects to resolve the motions and appoint a lead plaintiff and lead plaintiff’s counsel without oral argument. Pending that appointment, the Company anticipates little if any substantive activity in the litigation.

Related to the securities class action, the Company’s directors have been named as defendants in a putative shareholder derivative lawsuit filed in September 2020 in the U.S. District Court for the Central District of California and styled Eduardo Correa, etc., v. Andy Heyward, et. al., Case No. 2:20-cv-08277-DSF (RAOx). The suit alleges generally that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the Verdin securities litigation and thereby purportedly exposing the Company to liability and damaging the Company in an unspecified amount. No recovery is sought from the Company. Instead, as a shareholder derivative action, the Company is named as Nominal Defendant; and plaintiff, an alleged stockholder of the Company, purports to sue on behalf and for the benefit of the Company. Pursuant to an agreement among the parties, the court has stayed proceedings in the derivative litigation pending the outcome of anticipated motions to dismiss in the securities class action.

In both proceedings, defendants have denied and continue to deny any wrongdoing and intend to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Coronavirus (COVID-19)

With respect to the ongoing and evolving COVID-19 outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of the Company’s employees have been working remotely from home, with only a few individuals monitoring the office as needed. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our animation production partners. With regard to content distribution, we have observed demand increases for streaming entertainment services in 2020. In terms of our consumer products business we are starting to see some negative impact from COVID-19 as consumer activity decelerates in the U.S. and across the world. Global supply chain issues had a negative impact on the timing of certain toy releases. The toy manufacturing business has experienced slowdowns related to global supply chain issues caused by the COVID -19 outbreak. Equally important, the retail toy business has suffered slowdown and closures effecting toy sales. New to market brands are impacted more severely by a slowdown in physical retail sales. Other consumer products licensees’ business is driven, by toy sales, so a there is a negative downstream effect across the industry. If the COVID-19 outbreak is prolonged, we will see a negative impact on our revenues.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 15, 2020, the Company issued 32,609 shares of Common Stock valued at $2.30 per share to a provider for marketing services. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 22, 2020, the Company issued 124,449 shares of Common Stock valued at $2.30 per share to a provider for marketing services. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)

3.1	Articles of Incorporation of Genius Brands International, Inc., as amended

3.2	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Periodic Report on Form 10-Q filed with the SEC on August 19, 2019)
10.1	Form of Securities Purchase Agreement, dated as of October 28, 2020, by and among Genius Brands International, Inc. and the Investors (Incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on October 30, 2020).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 16, 2020	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

