Form 10-K
period 2020-12-31
Genius Brands International, Inc.
filed 2021-03-31
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: 310-273-4222

____________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of Exchange where registered
Common Stock, par value $0.001 per share	GNUS	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $2.25 as of the last business day of the registrant’s most recently completed second fiscal quarter was $460,858,761.

As of March 30, 2021, the registrant had 300,321,658 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Genius Brands International, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:

•	our ability to generate revenue or achieve profitability;
•	our ability to obtain additional financing on acceptable terms, if at all;
•	fluctuations in the results of our operations from period to period;
• •	general economic and financial conditions; the adverse effects of public health epidemics, including the recent coronavirus outbreak (“COVID-19”), on our business, results of operations and financial condition;
•	our ability to anticipate changes in popular culture, media and movies, fashion and technology;
•	competitive pressure from other distributors of content and within the retail market;
•	our reliance on and relationships with third-party production and animation studios;
•	our ability to market and advertise our products;
•	our reliance on third-parties to promote our products;
•	our ability to keep pace with technological advances;
•	performance of our information technology and storage systems;
•	a disruption or breach of our internal computer systems;
· ·

our ability to retain key personnel;

our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies;

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

ii

PART I

Item 1.                    Business.

Overview

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel!. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company are finalizing the details of the venture. This agreement will enable us to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license approximately multiple properties each year.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

Content in Production

Superhero Kindergarten: In conjunction with Stan Lee’s POW! Entertainment and Arnold Schwarzenegger’s Oak Productions, we are developing an animated pre-school series with the current title of “Stan Lee’s Superhero Kindergarten.” Stan Lee’s Superhero Kindergarten tells the story of a classroom, led by a former superhero/teacher voiced by Mr. Schwarzenegger, filled with kids with superpowers and how they learn to use those powers to fight against the forces of evil while still dealing with all of the issues that come from being six years old.

Content in Development

Shaq’s Garage: Shaq’s Garage, starring and co-produced by NBA legend, Shaquille O’Neal, is a children’s animated series about the secret adventures of Shaquille’s extraordinary collection of cars, trucks, and other unique vehicles—the Shaq Pack.

KC! Pop Quiz is a quiz show for kids that will be distributed Kartoon Channel! on their Kids and Family AVOD and FAST platform.  The show’s mission is to entertain, inspire, and educate. It will feature social media influencers as hosts and real kids who will win real prizes. It will have a “game show” format and will premiere on Kartoon Channel!  Q2 2021.

Already Released Content

Rainbow Rangers Season 2: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. When there’s trouble for the people or animals of the Earth, the Rangers ride a rainbow across the sky to save the day. Viacom’s Nick Jr. has licensed the series for broadcast in the US. Nick Jr. ordered a second season of Rainbow Rangers and we have delivered 26 half hours. International broadcast agreements are currently being negotiated in numerous territories.

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

Licensed Content

In addition to the wholly owned or partially-owned properties listed above, we represent Llama Llama in the licensing and merchandising space.

Kartoon Channel! Network

In June 2020, Genius Brands launched its Kartoon Channel!, a digital family entertainment destination available across multiple advertiser supported video on demand (“AVOD”) and over-the-top (“OTT”) platforms, including Comcast, Cox, DISH, Sling TV, Amazon Prime, Amazon Fire, Apple TV, Apple iOs, Android TV, Android Mobile, Google Play, Xumo, Roku, Tubi, and streaming via KartoonChannel.com, as well as accessible via Samsung Smart TVs and LG TVs.

Genius Brands International’s digital network, Kartoon Channel!, which is available in over 100 million U.S. television households and over 300 million devices, is a family entertainment destination that delivers enduring childhood moments of humor, adventure, and discovery. Delivering numerous episodes of carefully curated free family-friendly content, the channel features animated classics for little kids, including “The Wubbulous World of Dr. Seuss,” “Babar,” “Mello Dees,” “Super Simple Songs,” and “Baby Genius,” and content for bigger kids, such as “Pac-Man,” “Angry Birds,” “Yu-Gi-Oh,” and “Bakugan,” to original programming like “Stan Lee’s Superhero Kindergarten,” premiering in spring 2021 and starring Arnold Schwarzenegger, Kartoon Channel! also offers STEM-based content through its Kartoon Classroom!, including “Baby Einstein,” “Lil Doc,” “Counting with Earl,” and more.

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast in key territories around the world but also across a multitude of digital platforms. We have strong relationships to and actively solicit placement for our content via major linear broadcasters, as well as on the digital side with Netflix, Comcast’s Xfinity platform, AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, YouTube, Cox, Dish, Sling and Zumo and Connected TV. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, VOD, and digital distribution.

Finally, we expanded our long-term strategic partnership with Sony Pictures Home Entertainment from domestic to global in January 2017. On August 31, 2018, Sony Pictures Home Entertainment assigned all of its rights and interest in our programs to Alliance Entertainment, LLC (“AEC”).

Consumer Products

A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly in licensing properties to a variety of manufacturers and occasionally to retailers. We currently have across all brands in excess of 50 licensees and hundreds of licensed products either in development, in market or scheduled to enter the market. Products bearing our marks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Wal-Mart, Target, Barnes & Noble, Kohl’s, Amazon.com and many more. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees can earn out at which point we could earn additional revenue.

Marketing

Our marketing mission is to generate awareness and consumer interest in our brands via a 360-degree approach to reach our audience through all touchpoints. Successful marketing campaigns for our brands have not only included traditional marketing tactics but now include utilizing influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers), strategic social media marketing, and cross-promotional consumer product campaigns. We also deploy digital and print advertising to support the brands, as well as work with external media relations professionals to promote our efforts to both consumer and industry. We consistently initiate grass roots marketing campaigns and strategic partnerships with brands that align and offer value to us. Our Kartoon Channel! platform, which reaches over 100 million U.S. television households, provides reach for cross promotion of content and consumer products.

Competition

We compete against other creators of children’s content including Disney, Nickelodeon, PBS Kids, and Sesame Street, as well as other small and large creators. In the saturated children’s media space, we compete with these other creators for both content distribution across linear, VOD, and digital platforms, as well as retail shelf space for our licensed products. To compete effectively, we are focused on our strategic positioning of “content with a purpose,” which we believe is a point of differentiation embraced by the industry, as well as parents and educators. Additionally, the Kartoon Channel! enables us to increase the awareness of our brands through an owned platform.

Customers and Licensees

For the year ended December 31, 2020, two customers accounted for 44% of our revenue from the delivery of Rainbow Rangers Season 2 to Nick Jr. and MTV Networks Latin America. For the year ended December 31, 2019 two customers accounted for 65% of our revenue from the delivery of Llama Llama Season 2 to Netflix and the delivery of Rainbow Rangers Season 1 to Nick Jr. As of December 31, 2020, we had partnered with over 50 consumer products licensees. As of the same date, we licensed our content to over 50 broadcasters in over 145 countries globally as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally.

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

Human Capital

Our continued success depends on management implementing effective human resource initiatives in order to recruit, develop and retain key employees. As of December 31, 2020, we had 27 full-time equivalent employees and one contracted part-time employee. We employ on an outsourced, as-needed basis, contractors in the fields of investor relations, public relations, accounting, legal, and production. We strive to foster an innovative and team-oriented culture and view our human capital resources and initiatives as an ongoing priority. Further in 2020, we appointed one of our employees as our first “Director of Diversity.” That individual works to both insure that diverse candidates are considered for open positions and works to make sure our content offerings represent characters of diverse backgrounds and are free from bias.

Intellectual Property

As of December 31, 2020, we own the following properties and related trademarks: “SpacePop”, Secret Millionaires Club, Thomas Edison’s Secret Lab, “Baby Genius”, “Kid Genius”, “Wee Worship”, and “Kaflooey”, as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have the United States trademark and various international trademarks applications pending for Rainbow Rangers, Kartoon Channel, Kartoon Channel Jr., KC! Pop Quiz, Little Genius, Little Genius Jukebox.

As of December 31, 2020, we hold thirteen (13) registered trademarks in multiple classes in the United States associated with our brands. We also have a number of registered and pending trademarks in Europe, Australia, China, Japan and Mexico and other countries in which our products are sold.

As of December 31, 2020, we also held 146 motion pictures, 13 sound recordings, and two literary work copyrights related to our video, music and written work products.

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

You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATING TO OUR BUSINESS

Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of our employees have been working remotely from home, with only a few individuals monitoring the office as needed. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our animation production partners. With regard to content distribution, we have observed demand increases for streaming entertainment services in 2020. In terms of our consumer products business, we are starting to see some negative impact from COVID-19 as consumer activity decelerates in the U.S. and across the world. Global supply chain issues had a negative impact on the timing of certain toy releases. If the COVID-19 outbreak is prolonged, we will see a negative impact on our revenues.

Our management cannot at this point estimate the impact of COVID-19 on our business and no provision for COVID-19 is reflected in the accompanying financial statements. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2020, we generated net revenues of $2,482,127 and incurred a net loss of $401,669,805, while for the previous year, we generated net revenue of $5,907,899 and incurred a net loss of $11,481,245. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

If we are not able to obtain sufficient capital, we may not be able to continue our growth.

We expect that as our business continues to evolve and grow, we will need additional working capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to continue to expand our business, and we will have to modify our business plans accordingly. These factors could have a material adverse effect on our future operating results and our financial condition.

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

As of March 30, 2021, our management team and board of directors (“Board of Directors”) beneficially own or control (including conversions, options or warrants exercisable or convertible within 60 days) a combined 20,656,535 shares or 6.74%, of our shares currently outstanding (including conversions, options or warrants exercisable or convertible within 60 days). Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Additionally, management has the ability to control any proposals submitted to shareholders, including corporate actions and board changes which may not be in accordance with the votes of other shareholders.

Litigation may harm our business or otherwise distract management.

Substantial, complex or extended litigation could cause us to incur large expenditures and could distract management. For example, lawsuits by licensors, consumers, employees or stockholders could be very costly and disrupt business. We recently had a securities class action and derivative shareholder action filed against us. While disputes from time to time are not uncommon, we may not be able to resolve such disputes on terms favorable to us.

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

On September 4, 2019, we received a notification letter from The Nasdaq Stock Market (“Nasdaq”) informing us that for the last 30 consecutive business days, the bid price of our Common Stock had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2) (the “Rule”).

This notice had no immediate effect on our Nasdaq listing or trading of its Common Stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until March 2, 2020, to regain compliance. To regain compliance, the closing bid price of our Common Stock must have been at least $1.00 per share for a minimum of ten consecutive business days. If we did not regain compliance by March 2, 2020, we were potentially eligible for additional time to regain compliance or if we were otherwise not eligible, we were able to request a hearing before a Nasdaq Hearings Panel (“Panel”).

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

On May 28, 2020, we received notification from Nasdaq that the closing bid of our Common Stock had been trading at $1.00 per share or greater for the required ten-day period. Accordingly, the Company had regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

This current notification from Nasdaq has no immediate effect on the listing or trading of our Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “GNUS”.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. In addition, we are not subject to auditor attestation of internal controls which may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

As of March 30, 2021, approximately 282,712,035 shares of common stock of the 300,321,658 shares of common stock issued and outstanding are free trading. Additionally, as of March 30, 2021, there are no shares of common stock underlying the Series A Convertible Preferred Stock that could be sold pursuant to Rule 144. As of the same date, there are 5,406,465 shares of common stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements as well as 40,105,500 shares of common stock underlying registered warrants. Lastly, as of March 29, 2021, there are 9,731,176 shares of common stock underlying outstanding options granted, 9,128,796 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 13,307,695 shares reserved for issuance under our Genius Brands International, Inc. Amended 2020 Incentive Plan, all of which are unregistered but will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of March 30, 2021, our officers, directors and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 6.74% of our outstanding common stock, including shares of common stock subject to preferred shares, stock options, and warrants that are currently convertible or exercisable or will be convertible or exercisable within 60 days after March 30, 2021. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

On February 6, 2018, we entered into a lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. We paid rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective January 21, 2019, we entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant paid us rent of $422,321 annually, subject to annual escalations of 3.5%.

On September 11, 2020, the Company entered into a Surrender Agreement with the landlord, for the space at 131 South Rodeo Drive, which terminated the lease agreement. As a result, the Company recorded decreases in the Right Of Use asset, accumulated amortization, and the lease liability of $2,142,863, $465,124 and $1,760,302 respectively. The termination of the lease resulted in a loss of $338,856. Simultaneously, as part of the Surrender Agreement the Sublease was terminated.

On December 28, 2018, we entered into a lease for 5,765 square feet of general office space at 8383 Wilshire Blvd., Suite 412, Beverly Hills, CA 90211 pursuant to a 6-month lease that commenced January 28, 2019. We paid rent of $24,501 monthly.

On January 30, 2019, we entered into a lease for 5,838 square feet of general office space at 190 Cannon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on September 1, 2019. We pay rent of $392,316 annually, subject to annual escalations of 3.5%.

Item 3.                    Legal Proceedings.

As of December 31, 2020, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject other than described below.

As previously disclosed, on August 18, 2020, the Company and its Chief Executive Officer Andy Heyward were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled Salvador Verdin v. Genius Brands International, Inc. and Andy Heyward, Case No. 2:20-cv-07457-DDP-PJW. We were later served with a similar lawsuit Sumit Garg v. Genius Brands International, Inc. and Andy Heyward, Case No. 2:20-cv-07764. Both suits allege generally that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false or misleading statement regarding the Company’s business and business prospects, artificially inflating the Company’s stock price. Plaintiff seeks unspecified damages on behalf of the alleged class. The two above-referenced securities suits have been consolidated into a single proceeding before Judge Fischer in the U.S. District Court for the Central District of California. The proceeding will now be known as In re Genius Brands International, Inc. Securities Litigation. The amended complaint in this action was filed on February 1, 2021. On March 17, 2021, the defendants filed a motion to dismiss the amended complaint. Briefing that motion is, by court-ordered schedule, expected to extend into June 2021, with a hearing currently scheduled for July 5, 2021. Pending resolution of the motion to dismiss, neither discovery nor other substantive proceedings are expected.

Related to the securities class action, the Company’s directors, Chief Executive Officer and Chief Financial Officer have been named as defendants in a putative shareholder derivative lawsuit filed in September 2020 in the U.S. District Court for the Central District of California and styled Eduardo Correa, etc., v. Andy Heyward, et. al., Case No. 2:20-cv-08277-DSF (RAOx). On November 20, 2020 a second case, Son Ly, on behalf of Genius Brands International, Inc. v. Andy Heyward; 11/20/2020 CNS Temporary No. E167721482, was filed in a different court – specifically the Los Angeles County Superior Court. The suits make similar allegations, generally stating that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the Verdin securities litigation and thereby purportedly exposing the Company to liability and damaging the Company in an unspecified amount. No recovery is sought from the Company. Instead, as a shareholder derivative action, the Company is named as Nominal Defendant; and plaintiff, an alleged stockholder of the Company, purports to sue on behalf and for the benefit of the Company. Pursuant to an agreement among the parties, the court has stayed proceedings in the derivative litigations pending the outcome of anticipated motions to dismiss in the securities class action.

In all of the above-mentioned proceedings, defendants have denied and continue to deny any wrongdoing and intend to defend the claims vigorously.

On July 7, 2020, we received a letter from a law firm alleging that rights Genius Brands had licensed from POW!, LLC, through its the Stan Lee Universe, LLC joint venture, had already been sold to another company, represented by that law firm. The law firm alleged that the Company is, inter alia, interfering with their contractual rights. This matter was referred to our outside litigation counsel. We have been informed that the matter is being adjudicated in an arbitration and that the arbitrator issued a gag order preventing further communications from Plaintiff to 3rd parties.

As a result of COVID 19, the majority of our employees started working remotely and we stopped paying rent in April of 2020. On November 30, 2020, the landlord filed a lawsuit demanding that the Company pay all past due rent. On February 18, 2021 we entered into a settlement agreement with the landlord whereby we agreed to pay $237,500 in full settlement of all claims and promised to resume paying the contractually agreed rent in full starting March 1, 2021.

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

The last reported closing price for our common stock on the Nasdaq Capital Market on March 30, 2021 was $2.07 per share.

Stockholders

As of March 30, 2021, the number of shares of Common Stock outstanding was 300,321,658. As of March 30, 2021, there were approximately 170 active record holders of our shares of issued and outstanding Common Stock. This number does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

On August 4, 2020, the Board of Directors voted to adopt the Genius Brands International, Inc 2020 Incentive Plan (the “2020 Plan”). The shares available for issuance under the 2020 Plan was approved by stockholders on August 27, 2020. The 2020 Plan as approved by the stockholders increased the maximum number of shares available for issuance up to an aggregate of 32,167,667 shares of Common Stock.

The following tables reflect, as of December 31, 2020, compensation plans pursuant to which we are authorized to issue options, warrants, RSUs, or other rights to purchase shares of its Common Stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	18,191,176	$1.54	13,976,491
Equity compensation plans not approved by shareholders	–	–	–
Total	18,191,176	$1.54	13,976,491

Issuances of Unregistered Sales of Securities

During the year ended December 31, 2020, the Company issued 5,219,048 shares of Common Stock pursuant to the conversion of 1.097 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

These securities were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On November 18, 2020, the Company issued 500,000 shares of Common Stock valued at $1.39 per share to a provider for production and marketing services. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On December 18, 2020, the Company issued 500,000 shares of Common Stock valued at $1.39 per share to a provider for production and marketing services. The issuance of the shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 6.                    Selected Financial Data

Not required.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2020 and 2019. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described above in the section entitled “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Overview

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions and Alibaba. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel!. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” and POW! and the Company are finalizing the details of the venture. Through this agreement we are assuming the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license approximately multiple properties each year.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Developments

On January 28, 2021, we entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Existing Warrants (the “Registered Existing Warrants”) and the shares of common stock underlying the Registered Existing Warrants were previously registered pursuant to a registration statement on Form S-3 (File No. 333-248623). In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date.

The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and will receive a cash fee of approximately $4.3 million.

The gross proceeds to the Company from the Exercise were approximately $61.6 million. The Company intends to use the net proceeds from the Exercise for acquisitions of children’s and family intellectual property, and/or companies in the children’s and family entertainment space.

On February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly owned subsidiaries of the Company, closed its previously announced acquisition pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) with (i) Harold Aaron Chizick, (ii) Jennifer Mara Chizick, (iii) Wishing Thumbelina Inc. (“Wishing Thumbelina”), and (iv) Harold Aaron Chizick and Jennifer Mara Chizick, the trustees of The Chizsix (2019) Family Trust for and on behalf of Harold Aaron Chizick, Jennifer Mara Chizick and Jay Mark Sonshine, trustees of The Chizsix (2019) Family Trust, (the “Trustees”) (each a “Seller” and, collectively, “Sellers”), pursuant to which the Company acquired from the Sellers all of the issued and outstanding equity interests of ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”) (the “Acquisition”).

Total consideration paid by the Company in the transaction at closing consisted of $8.5 million in cash and 1,966,292 shares (the “Closing Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) with a value of approximately $3.5 million, both as subject to certain purchase price adjustments. Of the Closing Shares, 674,157 shares of Common Stock, with a value of approximately $1.2 million, were deposited into an escrow account to cover potential post-closing indemnification obligations of Sellers under the Purchase Agreement. Additionally, the Purchase Agreement also provides for the issuance of additional shares of Common Stock with an aggregate value of up to $8.0 million that may be issued to the Sellers if certain EBITDA and performance levels are achieved within a four-year period commencing on the date of the Purchase Agreement.

The parties to the Purchase Agreement made certain representations, warranties and covenants, agreed to certain indemnification terms as set forth in the Purchase Agreement, and agreed to enter into certain employment agreements in connection with the Acquisition.

Prior to the closing of the Acquisition, neither the Company nor any of its affiliates, or any director or officer of the Company or any of its affiliates, or any associate of any such director or officer, had any material relationship with the Sellers. The terms of the Purchase Agreement, including the purchase price, were determined by arm’s length negotiations between the Company and Sellers.

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

March 2020 Secured Convertible Note and Warrant Private Placement

On March 11, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) pursuant to which we agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13,750,000 (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) warrants to purchase 65,476,190 shares of our Common Stock, exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7,000,000, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4,000,000 (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, our Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share (the “Placement Agent Warrants”).

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes was September 30, 2021 and the maturity date of the Investor Notes was March 11, 2060.

The Company held a stockholder meeting (the “Stockholder Meeting”) to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”).

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

March 2020 Securities Purchase Agreement

On March 22, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain long standing investors (the “March 22nd Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the March 22nd Investors, an aggregate of 4,000,000 shares of Common Stock, at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses.

May 2020 Securities Purchase Agreements

On May 7, 2020, the Company entered into a Securities Purchase Agreement with certain long standing investors (the “May 7th Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the May 7th Investors (the “Registered Offering”), an aggregate of 8,000,000 shares Common Stock at an offering price of $0.35 per share for gross proceeds of $2.8 million before deducting the placement agent fees and offering expenses. The Registered Offering closed on May 8, 2020.

On May 8, 2020, the Company entered into a Securities Purchase Agreement with certain long standing investors (the “May 8th Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the May 8th Investors (the “Registered Offering”), an aggregate of 12,000,000 shares Common Stock at an offering price of $0.454 per share for gross proceeds of $5.448 million before deducting the placement agent fees and offering expenses. The Registered Offering closed on May 12, 2020.

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

Warrant Exercises

On January 22, 2020, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock (as defined below) at an exercise price of $3.90 per share and were to expire in October 2022.Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price (as reflected on Nasdaq.com) of the Common Stock (as defined below) for the five trading days immediately preceding the signing of the Agreement) (the “Amended Exercise Price”). The Company received $170,000 from the exercise of the Original Warrants.

On May 15, 2020 stockholders of the Company approved the reduction in warrants exercise price for the 2020 Convertible Notes holders to $0.21.

Between May 15 and June 19, 2020, the Company received $5,649,319, net of expenses, from the exercise of 29,000,526 warrants at $0.21 per share. Certain other warrant holders exercised 41,508,189, warrants on a cashless basis, resulting in the issuance of 37,449,140 shares of Common Stock.

Between May 15 and June 19, 2020, the Company received $5,649,319, net of expenses, from the exercise of 29,666,283 warrants at an exercise price of $0.21 per share.

On July 21,2020, the Company received $50,011, net of expenses, from the exercise of 16,670 warrants at an exercise price of $3.30 per share.

On December 14, 2020 a warrant holder exercised 595,238 warrants on a cashless basis, resulting in the issuance of 532,424 shares of Common Stock.

October 2020 Securities Purchase Agreement

On October 28, 2020, the Company entered into the Purchase Agreement with the Investors pursuant to which the Company agreed to issue and sell, in a registered director offering by the Company directly to the certain Investors, an aggregate of 37,400,000 shares of our Common Stock and warrants to purchase up to 37,400,000 shares of our Common Stock, at an offering price of $1.55 per fixed combination of one share of Common Stock and a warrant to purchase one share of Common Stock for gross proceeds of approximately $57.9 million before deducting offering expenses.

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

Results of Operations

Years Ended December 31, 2020 and 2019

Our summary results for the years ended December 31, 2020 and 2019 are below.

Revenues
	Years Ended
	December 31, 2020	December 31, 2019	Change	% Change
Licensing & Royalties	$761,832	$864,205	$(102,373)	-12%
Television & Home Entertainment	1,464,635	4,817,072	(3,352,437)	-70%
Advertising Sales	253,135	223,659	29,476	13%
Product Sales	2,525	2,963	(438)	-15%
Total Revenue	$2,482,127	$5,907,899	$(3,425,772)	-58%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the year ended December 31, 2020 compared to December 31, 2019, this category decreased $102,373, or 12%, primarily due to decreases revenues generated from Rainbow Rangers and Llama Llama properties in 2019.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the year ended December 31, 2020 compared to the year ended December 31, 2019, Television & Home Entertainment revenue decreased $3,352,437 or 70%. This decrease was primarily due to the revenue generated in 2019 from the delivery of the Llama Llama Season 2 to Netflix and Rainbow Rangers Season 1 to Nickelodeon and Shanghai Senyu Media in China. The revenue generated in 2020 was due to the delivery of Rainbow Rangers Season 2 to Nickelodeon.

Advertising sales are generated on the Kartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $29,476, or 13%, during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the addition of new distribution partners, increased advertising impressions served and additional ad campaigns in 2020. This was a result of our efforts to continue to grow this area of the business through new distribution channels and with new partners.

Product sales represent physical products in which we hold intellectual property rights such as trademarks and copyrights to the characters and which are manufactured and sold by us directly. During the year ended December 31, 2020 compared to the year ended December 31, 2019, product sales associated with Warren Buffett’s Secret Millionaire Club decreased by $438, or 15%.

Expenses
	Years Ended
	December 31, 2020	December 31, 2019	Change	% Change
Marketing and Sales	$817,590	$730,200	$87,390	12%
Direct Operating Costs	2,123,958	4,568,497	(2,444,539)	-54%
General and Administrative	17,422,921	7,115,678	10,307,243	145%
Interest Expense	1,179,857	807,205	372,652	46%
	$21,544,326	$13,221,580	$8,322,746	63%

Marketing and sales expenses increased $87,390, or 12%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a slight decrease in marketing and advertising expenses to promote the Rainbow Rangers and Llama Llama properties.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. Direct operating costs for the year ended December 31, 2020 decreased $2,444,539, or 54%, compared to the year ended December 31, 2019. During the year ended December 31, 2020, we recorded film and television cost amortization expense of $979,598 and participation expense of $1,043,214, compared to the year ended December 31, 2019, where we recorded expenses of $2,230,024 and $1,690,936, respectively. The decreases in direct operating costs in the year ended December 31, 2020 compared to the prior year reflect decreases in film amortization expense, participation expense and dubbing costs related to the delivery of Llama Llama to Netflix and the delivery of Rainbow Rangers to Nickelodeon in 2019.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations.

General and administrative costs for year ended December 31, 2020 increased $10,307,243, or 145%, compared to the same period in 2019. This increase is primarily due to an increase of $8,745,186 in stock based compensation, $648,493 in professional fees, and $680,779 in increased salaries and wages. Fluctuations in other general and administrative expenses comprise the balance of the variance.

Interest expense for the year ended December 31, 2020 increased $372,652, compared to the same period in 2019. The increase in interest expense was due to the costs associated with the Senior Convertible Notes exceeding the face amount of the notes. The excess was recorded as interest expense.

Liquidity and Capital Resources

Working Capital

As of December 31, 2020, we had current assets of $108,566,089, including cash and cash equivalents of $100,456,324, and current liabilities of $7,178,906, resulting in working capital of $101,387,183, compared to a negative working capital of $3,650,136 as of December 31, 2019.

Increases in working capital were primarily the result of the increase in cash of $100,151,203 resulting from capital raises and warrant exercises and an increase in prepaid expenses of $6,608,554 resulting from the $500,000 cash payment, issuance of shares and warrants for prepayment of production and marketing services.

Decreases in working capital were primarily the result of the repayment of the Secured Convertible Notes in the amount of $2,373,952, an increase in the warrant derivative liability of $1,197,068, an increase in participations payable.

Comparison of Cash Flows for the Years Ended December 31, 2020 and 2019

Our total cash and cash equivalents were $100,456,324 and $305,121 at December 31, 2020 and 2019, respectively.

Comparison of Cash Flows
	Years Ended
	December 31, 2020	December 31, 2019	Change	% Change
Cash used in operations	$(7,844,715)	$(6,251,150)	$(1,593,565)	25%
Cash used in investing activities	(1,403,190)	(26,976)	(1,376,214)	5102%
Cash provided by financing activities	109,399,108	3,498,221	105,900,887	3027%
Increase (decrease) in cash	$100,151,203	$(2,779,905)	$102,931,108	-3703%

During the year ended December 31, 2020, our primary sources of cash from financing activities included the $98,583,549 in net sales of common stock, $5,874,329 from warrant exercises, $6,098,000 in net proceeds from Senior Secured Convertible Notes and $3,600,000 from the collection of the investor notes. During the year ended December 31, 2019, our primary sources of cash from financing activities included the $3,021,552 in net sales of common stock, and $1,345,368 in proceeds from warrant exchanges.

Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $7,844,715 as compared to cash used in operating activities of $6,251,150 during the prior period. The increase in cash used in operating activities is primarily due to a decrease in accounts receivable and a loss on extinguishment of debt. The decrease was partially offset by the increase in net loss for 2020 and by the impairment loss on intangible assets in 2019.

The Company incurred a loss before income taxes of $401,669,805 for the year ended December 31, 2020 compared to a loss before income taxes of $11,481,245 for the year ended December 31, 2019. The increase in the loss before income taxes is primarily the result of the $10,307,243 in general and administrative expenses, the $210,713,281 increase in the warrant revaluation expense and the $171,835,729 in conversion option revaluation expense.

The Company plans to continue producing, distributing, and marketing animated and live action programming for children. This will require significant investments of capital. The Company is looking to acquire accretive properties and other companies that could add additional broadcast outlets or content. This too will require significant investments of capital.

Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $1,403,190 as compared to a use of $26,976 for the year ended December 31, 2019. Investing activities include $1,000,000 investment in Stan Lee Universe LLC, $300,798 investment in Chizcomm and $102,392 for the development of certain intangible assets and the purchase of furniture and equipment. Investing activities in 2019 include the development of certain intangible assets and the purchase of furniture and equipment.

Financing Activities

Cash generated from financing activities for the year ended December 31, 2020 was $109,399,108 as compared to $3,498,221 generated in the comparable period in 2019.

During the year ended December 31, 2020, the sources of cash generated from financing activities were $98,583,549 in net sales of common stock, $1,345,368 from warrant exercises and $913,541 of borrowings on the production loan, offset by repayments of $1,992,026 on the production loan.

During the year ended December 31, 2019, the sources of cash generated from financing activities were $3,021,552 in net sales of common stock, $5,874,329 from warrant exercises, $6,098,000 in proceeds from Senior Secured Convertible Notes, and $3,600,000 from the collection of the investor notes, offset by $2,866,664 in repayment of the Senior Secured Notes and repayments of $1,992,020 on the production loan.

Capital Expenditures

As of December 31, 2020, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Our accounting policies are described in the notes to the consolidated financial statements. Below is a summary of the critical accounting policies, among others, that management believes involve significant judgments and estimates used in the preparation of its consolidated financial statements.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with FASB ASC 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. In testing goodwill, we initially use a qualitative approach and analyze relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, we then apply a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. For the year ended December 31, 2020, the Company performed a qualitative analysis of the carrying value of goodwill. Based on the results of our analysis, we concluded that there is no impairment to the goodwill balance and no adjustment is necessary at this time.

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

The Company recognizes revenue related to product sales when we complete our performance obligation, which is when the goods are transferred to the buyer.

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

Concentration of Risk.

The Company’s cash is maintained at three financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 30, 2020, the Company had four accounts with an uninsured balance of $99,260,006.

For the year ended December 30, 2020, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. Those customers accounted for 44% of the total revenue and 22% of accounts receivable. For the year ended December 30, 2019, the Company had two customers whose total revenue each exceeded 10% of the total consolidated revenue. Those customers accounted for 65% and 57% of the total revenue and accounts receivable respectively for the year ended December 31, 2019 respectively.

The major customers for the year ended December 31, 2020 are the same as the major customers at December 31, 2019. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2020, the Company recorded an allowance for doubtful accounts in the amount of $43,676. In 2019, no allowance for bad debt had been established for the major customers as these amounts were expected to be fully collectible.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. As part of the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The FASB has eliminated the cash conversion and beneficial conversion feature models. The FASB has also modified accounting rules relating to application of the scope exception from derivative accounting. The amendments revise the guidance in ASC 815-40-25-10, to remove three out of seven conditions from the settlement guidance, referred to as additional equity classification requirements. Following the above amendments, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, including smaller reporting companies the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We have prospectively adopted ASU No. 2020-06. The impact to our consolidated financial position, results of operations and cash flows were not material.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2020, our internal control over financial reporting were effective based on those criteria.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for the year ended December 31, 2020 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of March 30, 2021:

Name	Age	Position
Andy Heyward	72	Chief Executive Officer and Chairman of the Board of Directors
Robert L. Denton	61	Chief Financial Officer
Michael A. Jaffa	55	Chief Operating Officer and Corporate Secretary
Joseph “Gray” Davis *	78	Director
P. Clark Hallren *	59	Director
Michael Klein *	73	Director
Margaret Loesch	74	Director
Lynne Segall*	68	Director
Anthony Thomopoulos *	83	Director
Karen McTier *	61	Director

_______

* Denotes directors who are “independent” under applicable SEC and Nasdaq rules.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the Nasdaq Marketplace Rules: Joseph “Gray” Davis, P. Clark Hallren, Michael Klein, Lynne Segall, and Karen McTier and Anthony Thomopoulos.

Andy Heyward, 72, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities and was awarded the 2002 UCLA Alumni Association’s Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment. He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Robert Denton, 61, has been our Chief Financial Officer since April 18, 2018. He served as the Chief Financial Officer of Atlys, Inc. a next-gen media technology company from 2011 to 2018. He has over 30 years of experience as a financial executive, specifically in the entertainment industry. He began his career in 1982 with Ernst & Young handling filings with the Securities and Exchange Commission, including initial public offerings. He left Ernst & Young in 1990 to work as Vice President and Chief Accounting Officer for LIVE Entertainment, Inc. In 1996, LIVE was acquired by Artisan Entertainment, Inc., and, in December 2000, Mr. Denton was promoted to Executive Vice President of Finance and CAO. Mr. Denton also served as the COO of Artisan Home Entertainment, where he directed all financial reporting, budgeting and forecasting, manufacturing and distribution of the Home Entertainment Division. Mr. Denton left Artisan at the end of 2003 and joined DIC Entertainment Corporation to serve as their Chief Financial Officer. At DIC, he directed the three-year financial audit, due diligence and preparation of the company’s Admission Documents, and he was responsible for all monthly financial reporting to the Board of Directors as well as the semi-annual reporting to the AIM Exchange of the London Stock Exchange. Mr. Denton left DIC in February 2009 after completing the acquisition and transition of DIC to the Cookie Jar Company. Mr. Denton served as the Chief Financial Officer of Gold Circle Films from 2009 to 2011. From 2009 to 2014, Mr. Denton also owned and operated three Assisted Living Facilities for the Elderly, to help better care for his mother. Mr. Denton is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Michael Jaffa, 55, has been the General Counsel and Corporate Secretary of the Company since April 2018. From January 2017 through April 2018, Mike served as Thoughtful Media Group’s (TMG) General Counsel and Global Head of Business Affairs. TMG is a multichannel network focused on Asian markets. At TMG, Mr. Jaffa oversaw all of TMG’s legal matters, established the framework for TMG’s continued growth in international markets, including a franchise plan, the formation of a regional headquarters in South East Asia and assisted with M&A transactions. From September 2013 through December 2016, Mr. Jaffa worked as the Head of Business Affairs for DreamWorks Animation Television, and before that served in a similar role at Hasbro Studios from December 2009 through September 2013. Mr. Jaffa has over 20 years of experience handling licensing, production, merchandising, complex international transactions and employment issues for large and small entertainment companies and technology startups.

Joseph “Gray” Davis, 77, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bi-partisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

P. Clark Hallren, 58, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Michael Klein, 72, was appointed as a Director of the Company since March 7, 2019. Mr. Klein is an accomplished executive, entrepreneur, and financier with substantial experience in media and entertainment, investment banking, professional sports, venture capital funding, and real estate. Prior to starting Camden Capital Management, LLC (CCM), Mr. Klein, since 1996, has led Klein Investment Group after assuming 100% ownership of (and renaming) Iacocca Capital Partners, L.P., where he was Managing Partner from 1994 to 1996. From 1984 to 1993, Mr. Klein was a managing director at Bear Stearns & Company, where he founded and co-directed the Media-Entertainment Group, and Gruntal & Company, where he was Senior Managing Director and a member of the Executive Committee. From 1974 to 1982, Mr. Klein supplied prime time and mini-series content to the major television networks through his company, Michael Klein Productions. Also, during that time, he was an owner and a senior executive officer of the San Diego Chargers, an NFL Football franchise. Mr. Klein has significant experience in the area of corporate financings. He has executed and participated in financing deals, both public and private, ranging from $5 million to over $2 billion. His real estate ventures in Southern California include a 600-acre development in North San Diego, which he sold in various stages. He also has led several real estate ventures in Southern California including the Water Gardens phase two in Santa Monica. Mr. Klein was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Margaret Loesch, 74, has been a Director of the Company since March 2015 and the Executive Chairman of the Genius Brands Network since December 2016. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her Bachelor of Science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Lynne Segall, 67, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 82, has been a Director of the Company since February 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Karen McTier, 61, has been a director of the Company since September 7, 2020. Ms. McTier served as Executive VP, World-Wide Consumer Products for Warner Bros. Pictures. Her career at Warner Bros spanned over two decades from 1988-2016. Ms. McTier managed a vast portfolio of brands including Batman, Superman, Wonder Woman, Wizard of Oz, Friends, Looney Tunes, Scooby Doo, and Harry Potter, to name a few. In this role, Ms. McTier managed over 300 employees (including offices in 13 countries) and had oversight of the global licensing business including sales, promotions and partnerships, marketing, retail, creative, product development, e-commerce, themed entertainment and live events. Ms. McTier worked closely with Warner Bros. Animation, WBTV, DC Comics and Cartoon Network on new content development relevant to merchandising, including numerous animated and live action television series. Ms. McTier has an in-depth of knowledge of all product categories, and broad experience working with major retailers and licensees around the globe. Ms. McTier was also instrumental in the negotiation, execution and launch of Universal’s Wizarding World of Harry Potter in Orlando, Hollywood and Osaka, Japan. In addition to Universal, McTier played a key role in managing other theme park projects including the development of Warner Bros. World Abu Dhabi, Movie World Australia and Six Flags Theme Parks. Ms. McTier has an expertise in working with producers, directors and authors to bring their vision to life—reaching fans of all ages with targeted merchandise and experiential projects. In 2018, Ms. McTier set up a consulting practice, handling business development for a themed entertainment client, IdeaRworks, and since 2019, McTier’s company serves as the licensing agency of record for Lionsgate Films. Ms McTier was chosen as a director based on her licensing and consumer products experience.

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

The Company currently has seven directors, including Mr. Heyward, its Chairman, who also serves as the Company’s Chief Executive Officer. The Chairman and the Board are actively involved in the oversight of the Company’s day to day activities.

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEV and furnish copies of such reports to us. Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% or our common stock, we found that during 2020, all Section 16(a) filings were made with the SEC on a timely basis.

Code of Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of our officers, directors and employees. A copy of the Code of Conduct and Ethics and Whistleblower Policy can be obtained, free of charge by submitting a written request to the Company or on our website at www,gnusbrands.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investor Relations-Corporate Governance” section of our website at www.gnusbrands.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Board Committees

During 2020, our Board of Directors held 8 meetings.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2020:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Andy Heyward	Chair
Joseph “Gray” Davis (1)	X			X
P. Clark Hallren	X	Chair	X
Margaret Loesch	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X	X	Chair
Michael Klein (2)	X	X		X
Karen McTier	X
Meetings in 2020:	8	4	1	1

(1)	Effective as of March 19, 2020, Mr. Davis joined as a member of our nominating committee (the “Nominating Committee”)

(2)	Effective as March 19, 2020, Mr. Klein replaced Mr. Cahill as a member of our audit committee (the “Audit Committee”), and also joined as a member of the Nominating Committee.

(3)	Effective September 7, 2020, Ms. McTier was elected as a member of our Board of Directors.

The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort, but is not required, to attend each annual meeting of our stockholders.

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a compensation committee (the “Compensation Committee”) and a Nominating Committee as the functions of each are described below.

Audit Committee

Messrs. Hallren, Klein, and Thomopoulos serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

A copy of the Audit Committee’s written charter is publicly available on our website at www.gnusbrands.com.

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

Compensation Committee Risk Assessment

We have assessed our compensation programs and concluded that our compensation practices do not create risks that are reasonably likely to have a material adverse effect on us.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.gnusbrands.com.

Nominating Committee

Ms. Segall and Messrs. Davis and Klein serve on our Nominating Committee. The Nominating Committee’s responsibilities include:

•	identifying qualified individuals to serve as members of our Board of Directors;
•	review the qualifications and performance of incumbent directors;
•	review and consider candidates who may be suggested by any director or executive officer or by an stockholder of the Company; and
•	review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership of the board.

The Board of Directors has adopted a nominating committee charter and the Nominating Committee reviews and reassesses the adequacy of the Charter on an annual basis. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of our stockholders.

The Nominating Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the board and its committees.

A copy of the Nominating Committee’s written charter is publicly available on our website at www.gnusbrands.com.

Stockholder Communications to the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations department at 212-564-4700. However, any stockholders who wish to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to Genius Brands International, Inc., at 190 N. Canon Drive, 4th Floor, Beverly Hills, California 90210, Attn: Corporate Secretary or by using the “Contact” page of our website www.gnusbrands.com/contact-us. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings
•	resumes and other forms of job inquiries
•	surveys
•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Item 11.                EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers. Our compensation committee will review and approve the compensation of our executive officers and oversee our executive compensation programs and initiatives.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named officers for fiscal year 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andy Heyward (2)	2020	311,717	73,528	10,425,000	5,750,000	880,959	17,441,204
Chief Executive Officer	2019	287,500	–	–	–	124,000	411,500

Robert L. Denton (3)	2020	261,158	150,000	660,250	1,092,500	–	2,163,908
Chief Financial Officer	2019	215,625	25,000	–	21,814		262,439

Michael A. Jaffa (4)	2020	261,880	150,000	695,000–	1,150,000	–	2,256,880
Chief Operating Officer and General Counsel and Corporate Secretary	2019	215,625	25,000	–	21,814	–	262,439

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)	In association with the Merger, Mr. Heyward was appointed Chief Executive Officer of the Company on November 15, 2013. Per his employment agreement, Mr. Heyward is entitled to an annual salary of $200,000. Mr. Heyward entered into a new five-year employment agreement on November 16, 2018. Under his new employment agreement, Mr. Heyward is entitled to an annual salary of $300,000. Mr. Heyward entered into a new five-year employment agreement on December 7, 2020. Under his new employment agreement, Mr. Heyward is entitled to an annual salary of $430,000.

During 2020, Mr. Heyward was paid $161,200 in producers fees for the production of Rainbow Rangers Season 1 and $322,400 in producers fees for the production of Rainbow Rangers season 2. During 2020, Mr. Heyward was also paid $11,370 in interest on the Senior Convertible Notes and $3,000 in board fees for his attendance at the unscheduled board meetings and the Company paid $380,989 in security costs at his residence.

(3)

Effective April 18, 2018, the Company entered into an employment agreement with Mr. Denton, whereby Mr. Denton agreed to serve as the Company’s Chief Financial Officer (“CFO”) for a period of two years, with a mutual option for an additional one-year period, in consideration for an annual salary of $225,000. Mr. Denton received $5,550 for consulting services prior to becoming the CFO. Mr. Denton also received $49,962 in relocation expenses for his relocation from Salt Lake City, Utah to Los Angeles, California. On December 7, 2020, Mr. Denton entered into a new one-year employment agreement, with a mutual option for two additional one-year periods. Under his new employment agreement, Mr. Denton is entitled to an annual salary of $300,000 the first year, $325,000 the second year and $350,000 the third year and an annual signing bonus of $50,000 each year.

On September 26, 2018, Mr. Denton received 85,088 options with a strike price of $2.09.

On March 7, 2019, the Company granted 15,000 stock options to Mr. Denton with a strike price of $1.99 and a term of five years. The options vested on December 31, 2019.

On December 7, 2020, the Company granted 950,000 stock options to Mr. Denton with a strike price of $1.39 and a term of 10 years. 380,000 of the options vested on the grant date with the remaining options vesting 190,000 each of the next three years. On December 7, 2020, the Company also granted 475,000 RSUs to Mr. Denton. The RSUs vest 155,000 on the first anniversary, 158,000 on the second anniversary and 162,000 on the third anniversary.

39

(4)

Effective April 16, 2018, the Company entered into an employment agreement with Mr. Jaffa, whereby Mr. Jaffa agreed to serve as the Company’s General Counsel and Senior Vice President of Business Affairs for a period of year in consideration for an annual salary of $225,000. On June 7, 2018, Mr. Jaffa was elected as the Company’s Corporate Secretary. Mr. Jaffa entered into a new three-year employment agreement on December 7, 2020. Under his new employment agreement, Mr. Jaffa is entitled to an annual salary of $325,000 the first year, $350,000 the second year and $375,000 the third year and an annual signing bonus of $50,000 each year.

On September 26, 2018, Mr. Jaffa received 85,088 options with a strike price of $2.09.

On March 7, 2019, the Company granted 15,000 stock options to Mr. Jaffa with a strike price of $1.99 and a term of five years. The options vested on December 31, 2019.

On December 7, 2020, the Company granted 1,000,000 stock options to Mr. Jaffa with a strike price of $1.39 and a term of 10 years. 400,000 of the options vested on the grant date with the remaining options vesting 200,000 each of the next three years. On December 7, 2020, the Company also granted 500,000 RSUs to Mr. Jaffa. The RSUs vest 166,666 on the first anniversary, 166,666 on the second anniversary and 166,668 on the third anniversary.

Narrative Disclosure to Summary Compensation

Base Salary. In 2020, the Company paid $311,717 to Andy Heyward, $261,158 to Robert L. Denton and $261,880 to Michael A. Jaffa. In 2019, the Company paid $212,500 to Mr. Heyward, $156,871 to Mr. Denton and $159,375 to Mr. Jaffa. Base salaries are used to recognize experience, skills, knowledge and responsibilities required of all of our employees, including our executive officers.

All Other Compensation. On August 31, 2018, Llama Productions LLC entered into an animation production services agreement with Mr. Heyward for services as a producer for which he received $124,000 through the course of production of the Company’s animated series Llama Llama Season 2.

Pursuant to his employment agreement dated November 16, 2018, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode for which he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. As of March 31, 2019, twenty-six half hours had been delivered and, accordingly, Mr. Heyward was owed $322,400. The second series identified was Rainbow Rangers Season 2. Thirteen half hours of Rainbow Rangers Season 2 were delivered in the fourth quarter of 2019 and, accordingly, Mr. Heyward was owed $161,200. Mr. Heyward was paid the total amount due to him of $483,600 for his producer services on March 17, 2020.

Bonus Compensation. Our named executive officers are expected to be eligible to receive an annual bonus award in accordance with their employment agreements and/or management incentive program then in effect with respect to such executive officer and based on an annualized target of base salary, as specified in their respective employment agreements, if applicable. In fiscal 2019, Mr. Denton and Mr. Jaffa were each paid a $25,000 bonus in fiscal 2020 Mr. Heyward was paid a bonus of $73,528 and Mr. Denton and Mr. Jaffa were each paid two bonuses totaling $150,000.

Equity Based Incentive Awards. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and Board periodically review the equity incentive compensation of our named executive officers and from time to time may grant additional equity incentive awards to them in the form of stock options or other awards. As of December 31, 2019, no options granted to our named executive officers have been modified or repriced.

On December 7, 2020, Mr. Heyward received 5,000,000 options with a value of $5,750,000 and 7.500,000 RSUs with a value of $10,425,000. Mr. Heyward also received 7,500,000 performance based RSUs with a value of $10,425,000.

On September 26, 2018, Mr. Denton received 85,088 options with a value of $155,517. On March 7, 2019, Mr. Denton received 15,000 options with a value of $21,814. On December 7, 2020, Mr. Denton received 950,000 options with a value of $1,092,500 and 475,000 RSUs with a value of $660,250.

On September 26, 2018, Mr. Jaffa received 85,088 options with a value of $155,517. On March 7, 2019, Mr. Jaffa received 15,000 options with a value of $21,814. On December 7, 2020, Mr. Jaffa received 1,000,000 options with a value of $1,150,000 and 500,000 RSUs with a value of $695,000.

Employment Agreements

On November 16, 2020, the Company entered into an amended and restated employment agreement with Andy Heyward (the “Andy Heyward Employment Agreement”), whereby Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $440,000, and an award of 5,000,000 stock options and 15,000,000 RSUs. Mr. Heyward is also eligible to be paid a producing fee equal to $12,500 per half hour episode for each series produced, controlled and distributed by the Company, and for which he provides material production services provided as the executive producer. Additionally, under the terms of the Andy Heyward Employment Agreement, Mr. Heyward shall be eligible for a quarterly discretionary bonus of $55,000 per fiscal quarter, if the Company meets certain criteria, as established by the Board of Directors. Mr. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the Andy Heyward Employment Agreement, Mr. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies The Options granted to Mr. Heyward were fully vested on the date of grant. One-half of the RSUs granted to Mr. Heyward vest over time subject to Mr. Heyward’s continued employment, and one-half vest in equal installments on the first, second, third and fourth anniversaries of the date of grant, subject to the achievement of certain performance criteria, to be determined by the Compensation Committee, and subject to Mr. Heyward’s continued employment. In the event of Mr. Heyward’s death or resignation, all compensation then currently due would be payable to his estate.

The CEO Employment Agreement extends and modifies Mr. Heyward’s current employment agreement such that Mr. Heyward is eligible to receive, during the five-year term of the CEO Employment Agreement (i) an annualized base salary of $440,000, (ii) quarterly performance bonuses of up to $55,000, and (iii) producer fees of up to $12,500 per one-half hour episode produced by the Company for up to 52 one-half hour episodes.

The CEO Employment Agreement also entitles Mr. Heyward to separation payments in certain circumstances. In the event Mr. Heyward’s employment terminates due to his death or retirement, in addition to accrued amounts, he is entitled to receive (i) any unpaid quarterly bonus for the fiscal quarter preceding the fiscal quarter in which such termination occurs and (ii) if earned, a pro-rated quarterly bonus for the fiscal quarter in which such termination occurs. In the event Mr. Heyward’s employment terminates due to his permanent disability, in addition to accrued amounts, he is entitled to receive (i) any unpaid quarterly bonus for the fiscal quarter preceding the fiscal quarter in which such termination occurs, (ii) if earned, a pro-rated quarterly bonus for the fiscal quarter in which such termination occurs and (iii) six monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Heyward.

On December 7, 2020, the Company entered into an amended and restated agreement, (The COO and General Counsel Employment Agreement) with Michael A. Jaffa in which Mr. Jaffa would assume the role of Chief Operating Officer and General Counsel commencing on December 7, 2020. Mr. Jaffa will be entitled to be paid a salary at the annual rate of $325,000 per year. The term of the agreement is three years. In addition, Mr. Jaffa will be entitled to an annual discretionary bonus based on his performance. In the event of Mr. Jaffa’s death or resignation, all compensation then currently due would be payable to his estate.

The COO and General Counsel Employment Agreement provides Mr. Jaffa with, during the three year term of the General Counsel Employment Agreement (i) an annualized base salary of $325,000 for the first year of the term, $350,000 for the second year of the term and $375,000 for the third year of the term, (ii) discretionary annual bonuses determined in the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and (iii) eligibility to receive renewal bonuses of $50,000 beginning within 60 days following the effective date of the General Counsel Employment Agreement and each anniversary thereafter during the term, subject to Mr. Jaffa’s continued employment. The agreement granted Mr. Jaffa 1,000,000 stock option and 500,00 RSUs. The Options granted to Mr. Jaffa were partially vested on the date of grant, and vest with respect to the unvested amounts in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment. The RSUs granted to Mr. Jaffa vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment. Any unvested Options or RSUs held by Mr. Jaffa will vest upon his termination of employment without Cause or resignation for Good Reason, each as defined in the Option Grant and RSU Grant agreement.

The COO and General Counsel Employment Agreement also entitles Mr. Jaffa to separation payments in certain circumstances. In the event Mr. Jaffa’s employment terminates due to his death or retirement, in addition to accrued amounts, he is entitled to receive any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurs. In the event Mr. Jaffa’s employment terminates due to his permanent disability, in addition to accrued amounts, he is entitled to receive (i) any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurs, and (iii) two monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Jaffa.

Additionally, the COO and General Counsel Employment Agreement contains certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation. This summary of the COO and General Counsel Employment Agreement is qualified in its entirety by reference to the full text of the General Counsel Employment Agreement, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

On December 7, 2020, the Company entered into an Employment Agreement with Robert L. Denton (the “CFO Employment Agreement”), whereby Mr. Denton agreed to serve as the Company’s Chief Financial Officer, effective as of December 7, 2020 for a period of one year with a mutual option for two additional one-year periods, in consideration for an annual salary of $300,000. Under the terms of the Robert Denton Employment Agreement, Mr. Denton shall be entitled to an annual discretionary bonus based on his performance. The Robert Denton Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for “Cause” (as defined in the Robert Denton Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of Mr. Denton’s employment with the Company and for a period of three years thereafter, certain amounts paid to Mr. Denton, including any discretionary bonus and stock based compensation, but excluding his base salary and reimbursement of certain expenses, will be subject to the Company’s clawback right upon the occurrence of certain events which are adverse to the Company, including a restatement of financial statements. In the event of Mr. Denton’s death or resignation, all compensation then currently due would be payable to his estate.

The CFO Employment Agreement provides Mr. Denton with, during the one year term of the CFO Employment Agreement (i) an annualized base salary of $300,000, (ii) discretionary annual bonuses determined in the sole discretion of the Compensation Committee, and (iii) eligibility to receive renewal bonuses of $50,000 beginning within 60 days following the effective date of the CFO Employment Agreement and continuing on each anniversary thereafter during the term, subject to Mr. Denton’s continued employment. The agreement granted Mr. Denton 975,000 stock options and 475,000 RSUs. The Options granted to Mr. Denton were partially vested on the date of grant, and vest with respect to the unvested amounts in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment. The RSUs granted to Mr. Denton vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment. Only unvested Options or RSUs that would have otherwise vested during the then current term of the CFO Employment Agreement will vest upon Mr. Denton’s termination of employment without Cause or resignation for Good Reason, each as defined in the Form Option Grant and Form RSU Grant.

The CFO Employment Agreement also entitles Mr. Denton to separation payments in certain circumstances. In the event Mr. Denton’s employment terminates due to his death or retirement, in addition to accrued amounts, he is entitled to receive any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurs. In the event Mr. Denton’s employment terminates due to his permanent disability, in addition to accrued amounts, he is entitled to receive (i) any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurs, and (ii) two monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Denton.

Retirement Benefits

As of December 31, 2020, the Company did not provide any retirement plans to its executive officers or employees.

Potential Payments upon Termination or Change-in-Control

As of December 31, 2020, the Company did not provide for any potential payments upon termination or change of control.

Outstanding Equity Awards at Fiscal Year

The following table sets forth outstanding stock option awards as of December 31, 2020 to each of the named executive officers. As of December 31, 2020, the Company has not granted any stock awards to its executive officers other than to Mr. Heyward, Mr. Denton and Mr. Jaffa as noted below.

	Option Awards					Stock Units Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Equity incentive plan awards: Number of securities underlying unearned Restricted Stock Units (#)		Market Value of Shares
Andy Heyward	5,000,000	(5)	–	1.39	12/07/30	7,500,000	(6)	$10,350,000
Robert L. Denton	56,725	(1)	28,363	2.09	09/25/23
	15,000	(2)	–	1.99	03/07/24
	380,000	(3)	570,000	1.39	12/07/30	475,000	(7)	$655,500
Michael A. Jaffa	56,725	(1)	28,363	2.09	09/25/23
	15,000	(2)	–	1.99	03/07/24
	400,000	(4)	600,000	1.39	12/07/30	500,000	(8)	$690,000

 __________________

(1) Mr. Denton’s and Mr. Jaffa’s options vest one third per year for three years.

(2) Mr. Denton’s and Mr. Jaffa’s options vested as of December 31, 2020.

(3) Mr. Denton’s options vest 380,000 upon grant and 190,000 options vest annually for the next three years on the anniversary dates.

(4) Mr. Jaffa’s options vest 400,000 upon grant and 200,000 options vest annually for the next three years on the anniversary dates.

(5) Mr. Heyward’s options vest upon the grant date.

(6) Mr. Heyward was granted 7,500,000 RSUs, with 1,875,000 vesting on each of the next four anniversary dates. Mr. Heyward was also granted 7,500,000 performance based RSUs that, if awarded, vest 1,875,000 on each of the next four anniversary dates.

(7) Mr. Denton’s RSUs vest 155,000 on the first anniversary date, 158,000 on the second anniversary date and 162,000 on the third anniversary date.

(8) Mr. Jaffa’s RSUs vest 166,666 on the first anniversary date, 166,666 on the second anniversary date and 166,668 on the third anniversary date.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the year ended December 31, 2020 in the director's capacity as director.

Name	Year	Fees Earned ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andy Heyward	2020	–	–	–	–	–

Bernard Cahill (2)	2020	7,500	–	–	–	7,500

Joseph “Gray” Davis	2020	23,500	–	–	–	20,000

P. Clark Hallren	2020	24,500	–	–	–	20,000

Karen McTier (3)	2020	5,000	–	–	–	2,500

Margaret Loesch (4)	2020	79,500	–	–	–	17,500

Lynne Segall	2020	27,000	–	–	–	17,500

Anthony Thomopoulos	2020	17,500	–	–	–	17,500

Michael Klein (5)	2020	23,500	–	–	–	12,500

______________________

(1)	Directors, other than Mr. Heyward, earn $5,000 for each meeting attended physically, $2,500 per meeting for each meeting attended telephonically, and nothing for non-attendance and $1,000 for unscheduled meetings. These cash payments are paid to the Board member at the subsequent board meeting.

(2)	Mr. Cahill resigned from the Board effective March 19, 2020.

(3)	Mrs. McTier was appointed to the Board effective September 7, 2020.

(4)	Ms. Loesch was paid $27,000 for her services on the Board and $52,500 for her services as Executive Chairperson of the Kartoon Channel!

(5)	Mr. Klein was appointed to our Board effective March 7, 2019.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of shares of our $0.001 par value common stock as of March 29, 2020, known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 300,273,163 shares of common stock outstanding as of March 29, 2020. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 190 N. Canon Drive, Floor 4, Beverly Hills, CA 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward	19,456,244	(2)	6.37%
Robert L. Denton	480,088	(3)	*
Michael Klein	220,000	(4)	*
Michael Jaffa	500,088	(5)	*
Anthony Thomopoulos	115	(6)	*
Joseph (Gray) Davis
P. Clark Hallren
Margaret Loesch
Lynne Segall
Karen McTier

All current executive officers and directors as a group (consisting of 10 persons)	20,656,535		6.74%

5% Stockholders

___________________

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 300,273,163 shares of common stock outstanding as of March 29, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of (i) 990,728 shares of common stock held by A Squared Holdings LLC over which Andy Heyward holds sole voting and dispositive power; (ii) 13,464,282 shares of common stock held by Andy Heyward; (iii) 1,234 shares held by Heyward Living Trust; (iv) 5,000,000 options to acquire shares of common stock issuable now or within 60 days of March 29, 2020 upon the exercise of stock options.

(3)	Consists of 480,088 shares of common stock issuable now or within 60 days of March 29, 2020 upon the exercise of stock options granted to Mr. Denton.

(4)	Consists of 100,000 shares of common stock and 120,000 shares of common stock issuable upon exercise of certain warrants.

(5)	Consists of 500,088 shares of common stock issuable upon exercise of stock options granted to Mr. Jaffa.

(6)	Consists of 115 shares of common stock owned by Mr. Thomopoulos.

Item 13.                CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

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

On August 31, 2018, Llama entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama Season 2. As of December 31, 2019, Mr. Heyward was paid $124,000. No further amounts are due.

Pursuant to his employment agreements dated November 16, 2018 and November 16, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. During the year ended December 31, 2020, 13 half hours had been delivered and accordingly Mr. Heyward was paid $161,200, The second identified series under this employment agreement is Rainbow Rangers Season 2. During the year ended December 31, 2020, 26 half hours had been delivered and accordingly Mr. Heyward is owed $322,400.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2020, the Company earned $0 in royalties from this agreement.

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

On March 11, 2020, Mr. Heyward purchased $1,000,000 of the 2020 Convertible Notes with an original discount of $250,000.

On June 19, 2020, Mr. Heyward received 5,658,474 shares of Common Stock upon the cashless exercise of 6,119,048 warrants.

On June 23, 2020, Mr. Heyward received 5,952,381 shares of Common Stock upon conversion of $1,250,000 of 2020 Convertible Notes.

On December 7, 2020, Mr. Heyward was granted 7,500,000 RSUs, which vest 1,875,000 on each of the next four anniversary dates. Mr. Heyward was also granted 7,500,000 performance based RSUs that, if awarded, vest 1,875,000 on each of the next four anniversary dates.

On December 7, 2020, Mr. Heyward’s was granted 5,000,000 options to purchase shares of the Company’s Common Stock at $1.39 per share. The options vest on the grant date.

During the year ended December 31, 2020, Mr. Heyward was paid a bonus of $73,528, $11,370 in interest on the Senior Convertible Notes, and $3,000 in board fees for his attendance at the unscheduled board meetings.

During the year ended December 31, 2020, the Company paid $380,989 for security at Mr. Heyward’s residence.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving all transactions both in which (i) we are a participant and (ii) any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board of Directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. All the transactions described in this section occurred prior to the adoption of the Audit Committee’s charter.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Independence of the Board of Directors

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Capital Market. On the basis of information solicited from each director, the board has determined that each of each of Messrs. Davis, Hallren, Klein, Thomopoulos and McTier as well as Ms. Segall are independent directors within the meaning of such rules.

Item 14.                  Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2020	2019
Audit Fees	$123,000	$107,500
Audit-Related Fees	38,000	–
Tax Fees	8,490	13,501
Other Fees	–	–
Total Fees	$169,490	$121,001

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

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
3.1*	Articles of Incorporation of Genius Brands International Inc., as amended
3.2	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.3	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
4.1	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)
4.2	Form of Warrant (November 2015) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2015)
4.3	Form of Subordinated Indenture (Incorporated by reference from Registration Statement on Form S-3 filed with the SEC on November 25, 2016)
4.4	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.5	Form of Market Price Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017)
4.6	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
4.7	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
4.8	Agreement and Plan of Reorganization between Genius Brands International, Inc., A Squared Entertainment LLC, A Squared Holdings LLC and A2E Acquisition LLC dated November 15, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.10	Form of Registered Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.11	Form of Private Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.12	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.13	Description of Capital Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020)
4.14	Form of Amendment to Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
4.15	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
4.16	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
4.17	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)

10.1†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.2†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.6†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.7	Engagement Letter dated November 15, 2013 between Genius Brands International, Inc. and ROAR LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.10†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.13	Loan and Security Agreement dated August 5, 2016 between Genius Brands International, Inc. and Llama Productions LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016)
10.14	Subscription Agreement dated January 17, 2017 between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.17	Securities Purchase Agreement dated January 8, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
10.18†	Employment Agreement dated April 18, 2018 between Genius Brands International, Inc. and Robert Denton (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018)
10.19	Securities Purchase Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.20	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.21	Loan and Security Agreement dated September 28, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.22	Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.23	Amended and Restated Employment Agreement dated November 16, 2018 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2018)

10.24†	Employment Agreement dated April 16, 2018 between Genius Brands International, Inc. and Michael Jaffa (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019)
10.25	Amendment, Waiver and Consent Agreement, dated as of July 22, 2019, by and among the Company and the signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
10.26	Form of Warrant Exercise Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2019)
10.27	Stock Purchase Agreement, dated as of October 2, 2019, by and among the Company and Andy Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2019)
10.28	Stock Purchase Agreement, dated as of October 28, 2019, by and among the Company and the Investor as therein defined (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
10.29	Settlement Agreement, dated as of November 20, 2019, by and among the Company and the Preferred Holders signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2019)
10.30	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the November 2015 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
10.31	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the October 2017 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
10.32	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the August 2018 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
10.33	Form of Warrant Exercise Agreement, dated December 16, 2019, between the Company and each of the February 2019 Warrant Holders signatories identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
21.1*	List of Subsidiaries
23.1*	Consent of Baker Tilly US LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

__________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.                  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

March 31, 2021	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

March 31, 2021		/s/ Robert L. Denton
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

/s/ Andy Heyward	March 31, 2020
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/ Robert L. Denton	March 31, 2020
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael Klein	March 31, 2020
Michael Klein
Director

/s/ Joseph “Gray” Davis	March 31, 2020
Joseph “Gray” Davis
Director

/s/ P. Clark Hallren	March 31, 2020
P. Clark Hallren
Director

/s/ Lynne Segall	March 31, 2020
Lynne Segall
Director

/s/ Anthony Thomopoulos	March 31, 2020
Anthony Thomopoulos
Director

/s/ Margaret Loesch	March 31, 2020
Margaret Loesch
Director

/s/ Karen McTier Karen McTier	March 31, 2020
Director

GENIUS BRANDS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Genius Brands International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current year audit of the financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Film and Television Costs, net

Critical Audit Matter Description

As disclosed in Note 2 to the consolidated financial statements, The Company capitalizes production costs for episodic series produced in accordance with Financial Accounting Standards Board Accounting Standards Codification 926-20, Entertainment-Films-Other Assets-Film Costs. Accordingly, production costs are capitalized and amortized based on the attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. The Company expenses the capitalized costs that exceed the estimated attributable revenue in the period of delivery of the episodes. The Company evaluates its capitalized production costs annually.

Auditing the amortization of the Company's film production costs is complex and subjective due to the judgmental nature of amortization, including estimates of future attributable revenues based on historical experience and signed commitments. If actual revenue differs from these estimates, the pattern and/or period of amortization would be changed and could materially affect the timing and the amount of production costs amortization recognized.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•        Testing a selection of film and television costs to ensure appropriate capitalization.

•        Evaluating the significant assumptions used by the Company to develop the estimated attributable revenues for each contract including management’s forecasts of estimated future revenues and future commitments.

•        Performing a look-back analysis of management’s historical estimates compared to actual results.

•        Testing the completeness and accuracy of the underlying data used in the analysis.

•        Performing a sensitivity analysis of the estimate future revenues to evaluate the change in amortization of the Company’s costs related from changes in the assumption.

•        Recalculating the amortization expense and performed analytical procedures.

Convertible Debt Financing

Critical Audit Matter Description

As described in Note 9 to the consolidated financial statements, the Company issued a convertible note to investors in the aggregate principal amount of $13,500,000 along with a warrant to purchase 65,476,190 shares, subject to adjustments of exercise price. The Company accounted for the note as a liability and the conversion option and warrants as freestanding instruments.

We identified the convertible debt financing as a critical audit matter. Accounting for the issuance of convertible note was complex due to the use of complex valuation models to estimate the value of the note, embedded conversion feature, and warrants. The inherent estimation uncertainty was primarily attributed to assumptions used in the valuation models which involved a high degree of subjectivity.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s process to account for the issuance of convertible note and warrants.
•	Reviewing the convertible note and warrant agreements.
•	Evaluating management's memorandum for accounting treatment and management specialist’s valuation on the conversion option.
•	Testing the completeness and accuracy of the underlying data used in the valuation models by tracing to terms contained in the note and warrant agreement.
•	With the assistance of auditor’s valuation specialist, evaluating the valuation methodology used by the Company and significant assumptions used in the valuation model by evaluating individual assumptions used by management.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Los Angeles, California

March 31, 2021

Genius Brands International, Inc.

Consolidated Balance Sheets

As of December 31, 2020, and December 31, 2019

ASSETS	December 31, 2020	December 31, 2019

Current Assets:
Cash and Cash Equivalents	$100,456,324	$305,121
Accounts Receivable, net	1,731,373	4,101,679
Inventory, net	–	9,277
Prepaid Expenses	6,378,392	230,172
Total Current Assets	108,566,089	4,646,249

Property and Equipment, net	95,828	64,876
Right Of Use Assets, net	1,972,364	4,009,837
Film and Television Costs, net	11,828,494	9,906,885
Lease Deposits	43,001	368,001
Investment in Chizcomm Entities	300,798	–
Investment in Stan Lee Universe, LLC	1,000,000	–
Intangible Assets, net	28,694	51,583
Goodwill	10,365,806	10,365,806
Total Assets	$134,201,074	$29,413,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$785,526	$946,450
Accrued Expenses	408,459	124,940
Participations Payable	3,160,016	2,271,613
Deferred Revenue	684,129	664,887
Secured Convertible Notes, net	–	2,373,952
Payroll Protection Program	366,267	–
Warrant Derivative Liability	1,197,068	–
Lease Liability	146,099	598,747
Due To Related Party	2,420	1,084,315
Accrued Salaries and Wages	428,922	231,481
Total Current Liabilities	7,178,906	8,296,385

Long Term Liabilities:
Deferred Revenue	3,748,248	4,444,066
Lease Liability	2,052,530	3,569,345
Production Facility, net	1,099,713	3,091,739
Disputed Trade Payable	925,000	925,000
Total Liabilities	15,004,397	20,326,535

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 and 1,097 shares issued and outstanding as of December 30, 2020 and December 31, 2019, respectively	–	1
Common Stock, $0.001 par value, 400,000,000 shares authorized 258,438,514 and 21,877,724 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	258,439	21,878
Additional Paid in Capital	588,500,680	75,117,076
Accumulated Deficit	(469,557,324)	(66,047,135)
Accumulated Other Comprehensive Loss	(5,118)	(5,118)
Total Stockholders' Equity	119,196,677	9,086,702

Total Liabilities and Stockholders’ Equity	$134,201,074	$29,413,237

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020 and December 31, 2019

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Revenues:
Licensing & Royalties	$761,832	$864,205
Television & Home Entertainment	1,464,635	4,817,072
Advertising Sales	253,135	223,659
Product Sales	2,525	2,963
Total Revenues	2,482,127	5,907,899

Operating Expenses:
Marketing and Sales	817,590	730,200
Direct Operating Costs	2,123,958	4,568,497
General and Administrative	17,422,921	7,115,678
Total Operating Expenses	20,364,469	12,414,375

Loss from Operations	(17,882,342)	(6,506,476)

Other Income (Expense):
Interest Income	144,898	15,045
Loss on Extinguished Debt	–	(4,432,819)
Loss on Foreign Exchange	405	–
Loss on Lease Termination	(338,586)	–
Warrant Revaluation Expense	(210,895,356)	(182,075)
Conversion Option Revaluation Expense	(171,835,729)	–
Sub-Lease Income	316,762	432,285
Interest Expense	(1,179,857)	(807,205)
Net Other Income (Expense)	(383,787,463)	(4,974,769)

Loss Before Income Tax Expense	(401,669,805)	(11,481,245)

Income Tax Expense	–	–

Net Loss	(401,669,805)	(11,481,245)

Beneficial Conversion Feature on Preferred Stock	–	(3,380,289)

Net Loss Applicable to Common Shareholders	$(401,669,805)	$(14,861,534)

Net Loss per Common Share (Basic And Diluted)	$(2.82)	$(1.25)

Weighted Average Shares Outstanding (Basic and Diluted)	142,452,393	11,906,578

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2020 and December 31, 2019

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Net Loss	$(401,669,805)	$(11,481,245)
Beneficial Conversion Feature on Preferred Stock	–	(3,380,289)
Comprehensive Net Loss to Common Shareholders	$(401,669,805)	$(14,861,534)

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2020 and December 31, 2019

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	9,457,859	$9,458	2,120	$2	$63,537,915	$(50,702,486)	$(5,118)	$12,839,771

Cumulative effect of adoption ASC 842	–	–	–	–	–	(4,306)	–	(4,306)
Issuance of Common Stock for Services	1,117,965	1,118	–	–	965,981	–	–	967,099
Proceeds from Securities Purchase Agreement, Net	2,609,052	2,609	–	–	3,018,943	–	–	3,021,552
Proceeds From Warrant Exchange, net	4,592,029	4,592	–	–	1,340,776	–	–	1,345,368
Share Based Compensation	–	–	–	–	184,259	–	–	184,259
Value Of Beneficial Conversion Feature resulting from debt extinguishment	–	–	–	–	(213,700)	–	–	(213,700)
Value of Beneficial Conversion Feature	–	–	–	–	3,380,289	(3,380,289)	–	–
Value of Preferred Stock Conversion	4,100,819	4,101	(1,023)	(1)	(4,100)	–	–	–
Value of Warrant Inducement	–	–	–	–	181,884	(181,884)	–	–
Value of Warrant Modification	–	–	–	–	479,000	(296,925)	–	182,075
Warrants Issued As Part Of Debt Extinguishment	–	–	–	–	2,245,829	–	–	2,245,829
Net Loss	–	–	–	–	–	(11,481,245)	–	(11,481,245)

Balance, December 31, 2019	21,877,724	21,878	1,097	1	75,117,076	(66,047,135)	(5,118)	9,086,702

Issuance of Common Stock for Services	1,249,747	1,250	–	–	1,739,251	–	–	1,740,501
Value of Preferred Stock Conversion	5,219,048	5,219	(1,097)	(1)	(5,218)	–	–	–
Share Based Compensation	–	–	–	–	8,929,445	–	–	8,929,445
Proceeds from Securities Purchase Agreement, Net	88,900,000	88,900	–	–	98,494,649	–	–	98,583,549
Warrant Exercise	75,715,805	75,716	–	–	9,032,519	(1,840,384)	–	7,267,851
Note Conversion	65,476,190	65,476	–	–	(120,663)	–	–	(55,187)
Derivative Liability Adjustment	–	–	–	–	171,835,729	–	–	171,835,729
Warrant Revaluation : Exercised	–	–	–	–	219,034,621	–	–	219,034,621
Warrants Issued	–	–	–	–	4,443,271	–	–	4,443,271
Net Loss	–	–	–	–	–	(401,669,805)	–	(401,669,805)

Balance, December 31, 2020	258,438,514	$258,439	–	$–	$588,500,680	$(469,557,324)	$(5,118)	$119,196,677

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net Loss	$(401,669,805)	$(11,481,245)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	979,598	2,230,024
Depreciation and Amortization Expense	379,432	341,072
Accretion of Discount on Secured Convertible Notes	(7,288)	274,751
Bad Debt	43,676	–
Stock Issued for Services	338,501	163,799
Share Based Compensation Expense	8,929,445	184,259
Warrant Revaluation Expense	210,895,356	182,075
Loss On Lease Termination	338,586	–
Loss On Extinguishment of Debt	–	4,432,819
Conversion Option Revaluation Expense	171,835,729	–
Debt Discount in Excess of the Principal	1,031,852	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	2,328,760	(1,941,383)
Other Receivable	–	20,902
Inventory, net	9,277	6,539
Prepaid Expenses	(357,369)	67,370
Lease Deposits	325,000	(43,001)
Film and Television Costs, net	(2,901,207)	(2,757,077)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(388,814)	250,487
Accrued Salaries & Wages	197,441	93,656
Deferred Revenue	(676,576)	183,197
Participations Payable	888,403	1,193,056
Due To Related Party	(581,895)	237,556
Accrued Expenses	217,183	109,994
Net Cash Used in Operating Activities	(7,844,715)	(6,251,150)

Cash Flows from Investing Activities:
Investment in Stan Lee Universe, LLC	(1,000,000)	–
Investment in Chizcom Entities	(300,798)	–
Investment in Intangible Assets, net	(26,499)	–
Investment in Property & Equipment	(75,893)	(26,976)
Net Cash Used in Investing Activities	(1,403,190)	(26,976)

Cash Flows from Financing Activities:
Payments On Lease Liability	(209,161)	(148,904)
Proceeds from Sale of Securities Purchase Agreement, net	98,583,549	3,021,552
Proceeds From Warrant Exchange	5,874,329	1,345,368
Proceeds from Senior Secured Convertible Notes, net	6,098,000	–
Proceeds from Payroll Protection Program	366,267	–
Collection Of Investor Notes	3,600,000	–
Repayment of Secured Convertible Notes	(2,866,664)	(1,633,336)
Note Conversion Costs	(55,186)	–
Repayment of Production Facility, net	(1,992,026)	913,541
Net Cash Provided by Financing Activities	109,399,108	3,498,221

Net Increase/(Decrease) in Cash and Cash Equivalents	100,151,203	(2,779,905)
Beginning Cash and Cash Equivalents	305,121	3,085,026
Ending Cash and Cash Equivalents	$100,456,324	$305,121

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$470,129	$516,963
Schedule of Non-Cash Financing and Investing Activities
Issuance of Common Stock for production services	–	803,300
Beneficial Conversion Feature	–	2,008,907
Capitalization of Operating Lease Right of Use Asset	–	2,245,093
Senior Convertible notes were converted into 65,476,190 shares of Common Stock 58,522,601 warrants were exercised on a cashless basis resulting in the issuance of 52,551,716 shares of Common Stock	13,750,000

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett's Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. We are also developing an all-new animated series, Stan Lee’s Superhero Kindergarten with Stan Lee’s Pow! Entertainment, Oak Productions and Alibaba. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show will be broadcast in the United States on Amazon Prime and the Company’s wholly owned distribution outlet, Kartoon Channel!. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company are finalizing the details of the venture. Through this agreement we are assuming the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license approximately multiple properties each year.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

Liquidity and Going Concern

Recent Developments

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak has potential to have an adverse impact on the entertainment industry and, if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business, which could be material. The Company’s management cannot at this point estimate the impact of the outbreak on its business and no provision for this outbreak are reflected in the accompanying financial statements

Historically, the Company has incurred net losses. For the years ended December 31, 2020 and 2019, the Company reported net losses of $401,669,805 and $11,481,245, respectively. The Company reported net cash used in operating activities of $7,844,715 and $6,251,150 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $469,557,324 and total stockholders’ equity of $119,196,677. As of December 31, 2020, the Company had cash and cash equivalents of $100,456,324, which we believe is sufficient to fund the Company’s planned operations and production through one year after the date the consolidated financial statements are issued.

During 2020, the Company completed various transactions that enhanced cash and working capital balances (See Notes 9 and 13).

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2020 and 2019 consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared LLC, Llama Productions LLC and Rainbow Rangers Productions LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2020 and 2019.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $43,676 and $0 as of December 31, 2020 and 2019, respectively.

Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of finished goods such as DVDs, CDs and other products. The Company concluded that the inventory was obsolete and has written off the balance of $9,277 as of December 31, 2020.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the purchase method. In accordance with FASB ASC 350 Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. In testing goodwill, we initially use a qualitative approach and analyze relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, we then apply a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. For the year ended December 31, 2020, the Company performed a qualitative analysis of the carrying value of goodwill. Based on the results of our analysis, we concluded that there is no impairment to the goodwill balance and no adjustment is necessary at this time.

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

Revenue Recognition

The Company accounts for revenue according to standard ASC 606 (Topic 606). The Company has identified the following six material and distinct performance obligations:

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

The Company recognizes revenue related to product sales when we complete our performance obligation, which is when the goods are transferred to the buyer.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of December 31, 2020, the Company had four accounts with a combined uninsured balance of $99,260,006. As of December 31, 2019, the Company had no accounts with a combined uninsured balance.

For fiscal year 2020, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 44% of total revenue and represented 22% of accounts receivable. For fiscal year 2019, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 65% of total revenue and represented 95% of accounts receivable.

The major customers for the year ended December 31, 2020 are the same as the major customers at December 31, 2019. There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2020 and 2019, the Company recorded an allowance for bad debt of $43,676 and $0, respectively.

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

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters Intangibles-Goodwill and Other (Subtopic 920-350). The update aligns the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. The amendments also require that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. The amendments in this update require that an entity test a film or license agreement for program material within the scope of Subtopic 920-350 for impairment at a film group level when the film or license agreement is predominantly monetized with other films and/or license agreements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has prospectively adopted ASU 2016-18. The impact to our consolidated financial position, results of operations and cash flows was not material.

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

Note 3: Property and Equipment, Net

The Company has property and equipment as follows as of December 31, 2020 and 2019:

Property and Equipment, Net

	December 31, 2020	December 31, 2019
Furniture and Equipment	$19,419	$19,419
Computer Equipment	168,122	144,643
Leasehold Improvements	14,182	14,182
Software	68,152	15,737
Property and Equipment, Gross	269,875	193,981
Less Accumulated Depreciation	(174,047)	(129,105)
Property and Equipment, Net	$95,828	$64,876

During the years ended December 31, 2020 and December 31, 2019, the Company recorded depreciation expense of $44,942 and $37,734.

Note 4: Right Of Use Leased Asset

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management used this optional transition method. As of January 1, 2019, the Company adopted ASU 2018-11.

Right Of Use Leased Asset

	December 31, 2020	December 31, 2019
Office Lease Asset	$2,245,093	$4,387,956
Printer Lease Asset	12,374	12,374
Right Of Use Asset, Gross	2,257,467	4,400,330

Office Lease Accumulated Amortization	(274,980)	(383,118)
Printer Lease Accumulated Amortization	(10,123)	(7,375)
Right Of Use Asset, Net	$1,972,364	$4,009,837

During the year ended December 31, 2020 and 2019, the Company recorded amortization expense of $285,103 and 390,493.

Note 5: Film and Television Costs, Net

As of December 31, 2020, the Company had net Film and Television Costs of $11,828,494 compared to $9,906,885 at December 31, 2019. The increase relates primarily to the production and development of Rainbow Rangers Season 2 and Stan Lee’s Superhero Kindergarten Season 1 offset by the amortization of film costs associated with the revenue recognized Rainbow Rangers Season 1 and Season 2.

During the years ended December 31, 2020 and December 31, 2019, the Company recorded Film and Television Cost amortization expense of $979,598 and $2,230,024, respectively.

The following table highlights the activity in Film and Television Costs as of December 31, 2020 and 2019:

Film and Television Costs, Net

Total
Film and Television Costs, Net as of December 31, 2018	$8,166,131
Additions to Film and Television Costs	3,920,013
Capitalized Interest	50,765
Film Amortization Expense	(2,230,024)
Film and Television Costs, Net as of December 31, 2019	9,906,885
Additions to Film and Television Costs	2,901,207
Capitalized Interest	–
Film Amortization Expense	(979,598)
Film and Television Costs, Net as of September 30, 2020	$11,828,494

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

Intangible Assets, Net

The Company had the following intangible assets as of December 31, 2020 and 2019:

Intangible Assets, Net

	December 31, 2020	December 31, 2019
Trademarks (a)	$129,831	$129,831
Other Intangible Assets (a)	299,028	272,528
Intangible Assets, Gross	428,859	402,359
Less Accumulated Amortization (b)	(400,165)	(350,776)

Intangible Assets, Net	$28,694	$51,583

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. At December 31, 2019, the Company determined that the Product Masters inventory had no further useful life and the asset value and accumulated amortization were written off.
(b)	During the years ended December 31, 2020 and December 31, 2019, the Company recognized, $49,388 and $38,405, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of December 31, 2020 is as follows:

Fiscal Year:
2021	11,246
2022	10,528
2023	6,187
2024	733
Total	$28,694

Note 7: Deferred Revenue

As of December 31, 2020, and 2019, the Company had total short term and long term deferred revenue of $4,432,377 and $5,108,953, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2020 is $3,367,086 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 8: Accrued Liabilities – Current

As of December 31, 2020, and 2019, the Company had the following current accrued liabilities:

	December 31, 2020	December 31, 2019
Other Accrued Expenses (a)	$408,459	$124,940
Accrued Salaries and Wages (b)	428,922	231,481
Total Accrued Liabilities – Current	$837,381	$356,421

(a)	Other Accrued Expenses include the sub lease security deposit liability on the Rodeo Drive location as well as estimates of expenses incurred but not yet recorded.
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

The Secured Convertible Notes were our senior secured obligations and are secured by certain tangible and intangible property of the Company as described in the Purchase Agreement. Unless earlier converted or redeemed, the Secured Convertible Notes will mature on August 20, 2019. The Secured Convertible Notes bear interest at a rate of 10% per annum and are convertible at any time until a Secured Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $2.50 per share. The Secured Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Secured Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of our common stock issuable upon conversion of such Secured Convertible Notes. In addition, the Secured Convertible Notes provide for a conversion cap such that we may not issue any shares of our common stock upon conversion of Secured Convertible Notes which would exceed the aggregate number of shares of our common stock we could issue upon conversion of the Secured Convertible Notes without breaching our obligations, if any, under Nasdaq Stock Market LLC rules and regulations.

Interest under the Secured Convertible Notes were payable in arrears beginning on September 1, 2018 and thereafter on each of December 1, 2018, March 1, 2019, June 1, 2019 and at maturity when all amounts outstanding under the Secured Convertible Notes become due and payable. Subject to certain equity conditions, we may force a conversion of the debt into equity. We may redeem the Secured Convertible Notes at any time prior to maturity. If we do not meet such equity conditions at maturity, we are obligated to repay in cash one-sixth of the then outstanding principal amount of the Secured Convertible Notes each month for the six months following the date of maturity, with the first such payment due on the date of maturity, followed by payments each month thereafter.

The Secured Convertible Notes contained certain negative covenants, including prohibitions on the incurrence of indebtedness or liens. The Secured Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Secured Convertible Notes or the bankruptcy or insolvency of the Company or any of our subsidiaries. The Company was in compliance with these covenants as of December 31, 2019.

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

In conjunction with the February 2019 Offering and concurrent private placement, the Company entered into an amendment, waiver and consent agreement, or the “Amendment, Waiver and Consent Agreement,” with certain holders of its 10% Secured Convertible Notes due August 20, 2019, which were issued pursuant to a securities purchase agreement, dated August 17, 2018, by and among the Company and the purchasers identified on the signature pages thereto, or the notes purchase agreement. Pursuant to the Amendment, Waiver and Consent Agreement, such holders agreed to amend the notes purchase agreement, waive any applicable rights and remedies under the notes purchase agreement, and consent to the February 2019 Offering and concurrent private placement. In consideration for such Amendment, Waiver and Consent Agreement, the Company agreed to issue such holders warrants to purchase up to an aggregate amount of 1,800,000 shares of Common Stock. Such warrants have an exercise price of $2.55 per share, will become exercisable commencing six months and one day from the date of issuance and will expire five (5) years from the date of issuance. The issuance of the warrants resulted in a modification of debt in accordance with ASC 470 and is characterized as an extinguishment of debt in accordance with ASC-470-50-40. In accordance with ASC-470-50-40-2 the Company derecognized the existing debt as if it was extinguished and recorded the new debt, with the difference between the reacquisition price of the new debt and the net carrying amount of the extinguished debt, $2,109,818 being recorded as a loss on the extinguishment of debt.

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

The closing of the sale and issuance of the 2020 Convertible Notes, the Warrants and the Placement Agent Warrants occurred on March 17, 2020 (the “Closing Date”). The maturity date of the 2020 Convertible Notes was September 30, 2021 and the maturity date of the Investor Notes was March 11, 2060.

The Company held a stockholder meeting (the “Stockholder Meeting”) to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”).

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

As a result of the reduction in the Conversion Price of the 2020 Convertible Notes to $0.21, the conversion feature was revalued. This revaluation resulted in a conversion option revaluation expense of $171,835,729.

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

As of December 31, 2020, the Company had outstanding borrowing under the facility of $1,099,713. As of December 31, 2019, the Company had outstanding borrowings under the facility of $3,091,739~~.~~

Note 11: Disputed Trade Payable

As part of the merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of December 31, 2020, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired and therefore believes this liability is not owed.

Note 12: Payroll Protection Program Loan

On April 30, 2020, the Company received loan proceeds in the amount of $366,267 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered through the Small Business Administration (“SBA”). The PPP provides loans to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses and was designed to provide a direct financial incentive for qualifying businesses to keep their workforce employed during the Coronavirus crisis. PPP loans are uncollateralized and guaranteed by the SBA and are forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, mortgage interest, rent, and utilities. The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion is payable over 2 years if issued before, or 5 years if issued after, June 5, 2020 at an interest rate of 1% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or, if the borrower does not apply for forgiveness, ten months after the end of the covered period. PPP loan terms provide for customary events of default, including payment defaults, breaches of representations and warranties, and insolvency events and may be accelerated upon the occurrence of one or more of these events of default. Additionally, PPP loan terms do not include prepayment penalties. The Company is in the process of repaying the loan.

Note 13: Stockholders’ Equity

Common Stock

As of December 31, 2020, the total number of authorized shares of common stock was 400,000,000.

As of December 31, 2020, and 2019, there were 258,438,514 and 21,877,724 shares of common stock outstanding, respectively. Below are the changes to the Company’s common stock during the year ended December 31, 2020:

Year Ended December 31, 2020

•	On January 8, 2020, the Company issued 43,077 shares of Common Stock valued at $0.65 per share to a provider for investor relations services.
•	On January 15, 2020, the Company issued 3,171,428 shares of Common Stock in exchange for 667 shares of Preferred Stock at a conversion price of $0.21 per share.

•	On January 22, 2020, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were originally issued on October 3, 2017, to purchase an aggregate of 500,000 shares of Common Stock (as defined below) at an exercise price of $3.90 per share and were to expire in October 2022.Pursuant to the Agreement, the holder of the Original Warrants and the Company agreed that such Original Warrant holder would exercise its Original Warrants in full and the Company would amend the Original Warrants to reduce the exercise price thereof to $0.34 (the average closing price (as reflected on Nasdaq.com) of the Common Stock (as defined below) for the five trading days immediately preceding the signing of the Agreement) (the “Amended Exercise Price”). The Company received $170,000 from the exercise of the Original Warrants.
•	On March 22, 2020, the Company entered into the Purchase Agreement with the Investors, pursuant to which the Company agreed to issue and sell, in the Registered Offering, an aggregate of 4,000,000 shares Common Stock at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses. The Registered Offering closed on March 25, 2020.
•	On May 7, 2020, we entered into a Securities Purchase Agreement with the May 7th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 7th Investors, an aggregate of 8,000,000 shares of our Common Stock, at an offering price of $0.35 per share for gross proceeds of approximately $2.8 million before deducting offering expenses.
•	On May 8, 2020, we entered into a Securities Purchase Agreement with the May 8th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 8th Investors, an aggregate of 12,000,000 shares of our Common Stock, at an offering price of $0.454 per share for gross proceeds of approximately $5.448 million before deducting offering expenses.
•	On May 18, 2020, we entered into a Securities Purchase Agreement with the May 18th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 18th Investors, an aggregate of 7,500,000 shares of our Common Stock, at an offering price of $1.20 per share for gross proceeds of approximately $9.0 million before deducting offering expenses.
•	On May 28, 2020, we entered into a Securities Purchase Agreement with the May 28th Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the May 28th Investors, an aggregate of 20,000,000 shares of our Common Stock, at an offering price of $1.50 per share for gross proceeds of approximately $30.0 million before deducting offering expenses.
•	Between May 15 and June 19, 2020 certain warrant holders exercised 50,014,895 warrants in cashless transactions resulting in the issuance of 45,000,428 shares of Common Stock.
•	Between May 15 and June 19, 2020, the Company received $5,649,319, net of expenses, from the exercise of 29,666,283 warrants at an exercise price of $0.21 per share
•	Between May 18 and June 24, 2020, the Company issued 1,571,430 shares of Common Stock in exchange for 330 shares of Preferred Stock at a conversion price of $0.21 per share.
•	On June 22, 2020, the Company issued 49,610 shares of Common Stock valued at $3.85 per share to a provider for investor relations services.
•	Between June 10 and June 23, 2020, the 2020 Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of Common Stock.
•	On July 15, 2020, the Company issued 32,609 shares of Common Stock valued at $2.30 per share to a provider for marketing services.
•	On July 21, 2020, the Company received $55,011, net of expenses, from the exercise of 16,670 warrants at an exercise price of $0.454 per share.
•	On July 22, 2020, the Company issued 124,451 shares of Common Stock valued at $2.30 per share to a provider for marketing services.
•	On October 25, 2020, the Company entered into an Agreement that granted 1,000,000 shares of our Common Sock at an offering price of $1.39 per share in exchange for production serviceOn October 28, 2020, the Company entered into the Purchase Agreement with the Investors pursuant to which the Company agreed to issue and sell, in a registered director offering by the Company directly to the Investors, an aggregate of 37,400,000 shares of our Common Stock and warrants to purchase up to 37,400,000 shares of our Common Stock, at an offering price of $1.55 per fixed combination of one share of Common Stock and a warrant to purchase one share of Common Stock for gross proceeds of approximately $57.9 million before deducting offering expenses.
•	On November 17, 2020, the Company issued 476,190 shares of Common Stock in exchange for 100 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.
•	On December 14, 2020 a warrant holder exercised 595,238 warrants on a cashless basis, resulting in the issuance of 532,424 shares of Common Stock.

Year Ended December 31, 2019

•	On January 10, 2019, the Company issued 17,200 shares of the Company’s common stock valued at $2.44 per share for investor relations services.
•	On January 17, 2019, the Company issued 11,765 shares of the Company’s common stock valued at $2.55 per share for investor relations services.
•	On February 14, 2019, the Company sold, to a certain investor, pursuant to a Securities Purchase Agreement 945,894 shares of Common Stock at a purchase price of $2.12 per share.
•	On April 11, 2019, the Company issued 6,012 shares of common stock valued at $1.92 per share to a vendor for consulting services rendered.
•	On May 2, 2019, the Company issued 10,923 shares of common stock valued at $1.95 per share to a vendor for production services rendered.
•	On May 27, 2019, the Company issued 1,087 shares of common stock valued at $1.84 per share to a vendor for production services rendered.
•	On May 28, 2019, the Company issued 25,000 shares of common stock valued at $1.84 per share to a vendor for consulting services rendered.
•	On July 14, 2019, the Company issued 5,250 shares of Common Stock valued at $1.14 per share to a vendor for consulting services rendered.
•	On July 16, 2019, the Company issued 25,000 shares of Common Stock valued at $1.13 per share to a vendor for consulting services rendered.
•	On August 2, 2019, the Company issued 481,481 shares of Common Stock valued at $0.81 per share to a vendor for production services rendered.
•	On September 18, 2019, the Company issued 945,894 shares of Common Stock pursuant to a Warrant Exercise Agreement at $0.76 per share.
•	On October 2, 2019, Mr. Heyward purchased 1,000,000 shares of the Company’s common stock for an aggregate purchase price of $760,000, or $0.76 per share.
•	Between October 4th and 22nd, 2020, the Company issued 296,053 shares of Common Stock in exchange for 225 shares of Preferred Stock at a conversion price of $0.76 per share
•	On October 18, 2019, the Company issued 534,247 shares of Common Stock valued at $0.73 per share to a vendor for production services rendered.
•	On October 28, 2019, the Company entered into a Securities Purchase Agreement with a certain investor pursuant to which the Company agreed to issue and sell, 663,158 shares of Common Stock, at an offering price of $0.76 per share.
•	Between November 21st and December 10th, 2019, the Company issued 3,804,766 shares of the Common Stock in exchange for 798 shares of preferred Stock at a conversion price of $0.21 per share.
•	On December 17, 2019, the Company issued 3,646,135 shares of Common Stock pursuant to a Warrant Exercise Agreement at $0.21 per share.

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

As of December 31, 2020, and 2019, there were 0 and 1,097 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

On November 17, 2020, the Company issued 476,190 shares of Common Stock in exchange for 100 shares of Series A Convertible Preferred Stock at a conversion price of $0.21 per share.

Note 14: Stock Options

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The total number of shares that can be issued under the 2015 Plan is 2,167,667 shares.

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

During the year ended December 31, 2020, the Company granted options to purchase 8,880,000 shares of common stock to officers. These stock options generally vest between one and three years. The fair value of these options was determined to be $12,231,185 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$1.39 - $10.00
Dividend Yield	0%
Volatility	121% - 122%
Risk-free interest rate	0.31% -0.39%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s stock option plan during the year ended December 31, 2019 and December 31, 2020:

	Options Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	1,259,415	$2.09 - 12.00	2.50 years	$7.39
Options Granted	81,000	$1.99	3 years	$1.99
Options Exercised	–	$–	–	$–
Options Cancelled	50,549	$1.99 - 2.70	4.51 years	$6.34
Options Expired	–	$–	–	$–

Balance at December 31, 2019	1,289,866	$1.99 - 12.00	6.49 years	$7.18
Options Granted	8,880,000	$1.39 - 10.00	4.91 years	$1.66
Options Exercised	–	$–	–	$–
Options Cancelled	2,000	$1.99	3.18 years	$1.99
Options Expired	1,051,690	$2.70 - 2.82	–	$2.71
Balance at December 31, 2020	9,116,176	$1.39 - 10.00	4.84 years	$1.69

Exercisable December 31, 2019	1,176,416	$1.99 - 9.00	6.25 years	$7.67
Exercisable December 31, 2020	6,449,452	$1.39 - 3.17	4.87 years	$1.44

During the years ended December 31, 2020 and 2019, the Company recognized $8,365,745 and $184,259 in share-based compensation expense, respectively. The unvested share-based compensation as of December 31, 2020 is $4,008,320 which will be recognized through the fourth quarter of 2023 assuming the underlying grants are not cancelled or forfeited.

Note 15: Restricted Stock Units

On December 7, 2020, the Company granted 9,075,000 shares of Restricted Stock Units (RSU’s) with a fair market value of $12,614,250 to certain employees and officers.

The following table summarizes the Company’s restricted stock issuance during the year ended December 31, 2020:

	RSUs Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	–	$–	–	$–	–
RSUs Granted	9,075,000	$1.39	4.94 years	$1.39	–
RSUs Exercised	–	$–	–	$–	–
RSUs Cancelled	–	$–	–	$–	–
RSUs Expired	–	$–	–	$–	–
Balance at December 31, 2020	9,075,000	$1.39	4.94 years	$1.39	–

Exercisable December 31, 2019	–	$–	–	$–	–
Exercisable December 31, 2020	–	$–	–	$–	–

During the year ended December 31, 2020, the Company recognized $563,700 in share-based compensation expense. The unvested share-based compensation as of December 31, 2020 is $12,050,550 which will be recognized through the fourth quarter of 2024 assuming the underlying grants are not cancelled or forfeited.

Note 16: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 shares and 11,124,405 shares at December 31, 2020 and 2019, respectively.

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

On October 29, 2019, in a connection with a Private Placement, the Company issued to the Investor warrants exercisable for one share of Common Stock for an aggregate of 477,474 shares of Common Stock at an exercise price of $0.76 per share. Each Warrant became immediately exercisable on the date of its issuance and will expire five years from the date it becomes exercisable. Subject to limited exceptions, a holder of a Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and will receive a cash fee of $35,280 and warrants to purchase 46,421 shares at an exercise price of $0.836 per share.

On December 16, 2019, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain of the holders of the Existing Warrants to purchase an aggregate of 3,646,135 shares of Common Stock (the “Exercising Holders”). Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders exercised their Existing Warrants (the “Investor Warrants”) for shares of Common Stock underlying such Existing Warrants (the “Exercised Shares”) at a reduced exercise price of $0.21 per share of Common Stock. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provide for the issuance of new warrants to purchase up to an aggregate of approximately 3,646,135 shares of Common Stock (the “New Warrants”), with such New Warrants to be issued in an amount equal to the number of the Exercised Shares underlying any Investor Warrants. The New Warrants are exercisable six months and one day after issuance and terminate on the date that is five years following the initial exercise date. The New Warrants have an exercise price per share of $0.3004, which was the Nasdaq Official Closing Price on December 13, 2019.

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

Pursuant to the SPA described in Note 9, the Company issued to the note holders warrants to purchase 65,476,191 shares of Common Stock, exercisable for a period of five years at an initial exercise price of $0.26 per share.

The placement agent received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share.

The warrants were accounted for as a derivative liability upon issuance. The warrants were revalued as of March 31, 2020. which resulted in a warrant revaluation expense in the amount of $3,467,961.

On May 15, 2020 stockholders of the Company approved the reduction in warrants exercise price for the 2020 Convertible Notes holders to $0.21. As a result of the exercise price reduction, certain warrant holders exercised warrants for 29,000,526 shares of Common Stock at $0.21 per share in cash. Certain other warrant holders exercised 41,508,189, warrants on a cashless basis, resulting in the issuance of 37,449,140 shares of Common Stock.

The warrants were revalued prior to their exercise. The estimated fair value of the exercised warrants immediately before the exercise was $219,034,621, This revaluation resulted in a warrant revaluation expense of $205,130,151 which was recorded prior to the warrant exercise. Upon exercise the $219,034,621 was reclassified form the warrant derivative liability to additional paid in capital.

Certain other warrant holders did not exercise their warrants. Accordingly, these warrants were revalued quarterly throughout the year, resulting in an additional warrant revaluation expense of $1,552,923.

The fair values of derivative warrants attached to the 2020 Convertible Notes were determined based on Level 3 inputs, using the Black-Scholes-Merton model with standard valuation inputs. The valuation inputs used to value the warrants at March 31, 2020 included expected volatility of 89.91%, and annual interest rate of 0.37%. The valuation inputs for the warrants outstanding at December 31, 2020 included expected volatility of 169.99%, and annual risk-free interest rate of .33%.

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

On May 25, 2020, the Company issued to an individual and his management company 2,284,172 warrants to purchase shares of Common Stock at $1.39 per share for his involvement with the production and distribution of a television series being developed by the Company. The warrants have a 10-year term and are fully vested upon issuance. The warrants become immediately exercisable in whole upon the earlier of May 21, 2021 or the first date the series is exhibited on television or is otherwise available for viewing through a streaming service or otherwise on the internet. The Company anticipates the warrants will become exercisable by April 23, 2021. The warrants were valued at $3,174,806 using the Black-Scholes option pricing model. The warrants were issued as an advance payment against participation amounts that will become due to the individual upon the performance of the series. The warrants are being accounted as non-employee compensation expense which has been recorded as prepaid participation expense over the expected exercise period. During the year ended December 31, 2020, the Company recorded $1,327,646 and $1,847,160 as prepaid participation expense. The valuation inputs for the warrants included expected volatility of 253.01%, and annual risk-free interest rate of 0.7%.

On October 15, 2020, the Company issued to an individual and his management company 1,000,000 warrants to purchase shares of Common Stock at $1.39 per share for his involvement with the production and distribution of a television series being developed by the Company. The shares become freely tradable, 50% upon the six-month anniversary of issuance and 50% upon one year of issuance.

On October 28, 2020, the “Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), an aggregate of 37,400,000 shares (the “Shares”) of our Common Stock and warrants (“Investor Warrants”) to purchase up to 37,400,000 shares of our Common Stock (“Investor Warrant Shares”), available to the Company through an increase in authorized shares, as approved by the shareholders on August 27, 2020. The purchase price was $1.55 per fixed combination of one share of common stock and a warrant to purchase one share of common stock, for gross proceeds of approximately $57.9 million before deducting the placement agent fees and offering expenses.

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

The Offering closed on October 30, 2020. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as placement agent and received (i) a cash fee of approximately $4.1 million and (ii) warrants (“Placement Agent Warrants” and together with Investor Warrants, the “Warrants”) to purchase 2,618,000 shares of Common Stock (“Placement Agent Warrant Shares” and together with Investor Warrant Shares, the “Warrant Shares”). The Placement Agent Warrants have the same form and terms as the Investor Warrants. In addition, the Company will pay the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the exercise of any Warrants. The Partnership has also agreed to reimburse the lead Investor for $25,000 of its legal fees and expenses incurred in connection with the Offering.

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2019 and December 31, 2020:

	Warrants Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	5,899,389	$3.30 - 6.00	3.74 years	$3.53
Warrants Granted	9,917,047	$2.55 - 2.12	5.39 years	$0.35
Warrants Exercised	4,592,029	$2.12 - 3.90	2.77 years	$2.77
Warrants Expired	100,002	$6.00	–	$6.00

Balance at December 31, 2019	11,124,405	$0.21 - 5.30	4.37 years	$0.84
Warrants Granted	115,375,982	$0.21 - 1.55	4.61 years	$0.71
Warrants Exercised	80,820,087	$0.21 - 5.30	4.62 years	$0.25
Warrants Expired	168,335	$3.30 - 3.60	–	$3.50
Balance at June 30, 2020	45,511,965	$0.21 - 5.30	5.19 years	$1.55

Exercisable December 31, 2019	7,176,620	$0.76 - 6.00	3.77 years	$2.52
Exercisable December 31, 2020	42,227,793	$0.21 - 5.30	4.75 years	$1.56

Note 17: Income Taxes

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

Net deferred tax liabilities consist of the following components as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
NOL Carryover	$11,945,900	$10,068,800
Lease Liability	615,300	1,166,400
Stock Compensation	722,200	–
Warrants	335,000	–
Deferred Revenue	456,900	–
Other	81,300	36,700
Subtotal	14,156,600	11,271,900
Valuation Allowance	(13,603,100)	(10,068,700)
Deferred tax liabilities:
Right of Use Assets	(551,900)	(1,122,100)
Other	(1,600)	(81,100)
Net Deferred Tax Asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019
Income Tax Expense Computed at the Statutory Federal Rate	$(84,350,700)	$(2,411,100)
State Income Taxes, Net of Federal Tax Effect	(871,900)	(613,300)
Stock Compensation	1,333,300	38,700
Conversion Option Revaluation	36,085,500	–
Secured Convertible Notes	216,700	483,100
Warrants	44,036,600	38,200
Other	16,200	15,000
Valuation Allowance	3,534,300	2,449,400
	$–	$–

At December 31, 2020, the Company had Federal net operating loss carry forwards of approximately $43,112,000 and state net operating loss carry forwards of approximately $41,416,000 that may be offset against future taxable income will begin to expire in 2028, if not utilized. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the State of California. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Note 18: Commitments and Contingencies

The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. For example, the Company enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations. In addition, the Company has contractual commitments for employment agreements of certain employees.

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

Effective January 21, 2019, the Company entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant paid us rent of $422,321 annually, subject to annual escalations of 3.5%.

On September 11, 2020, the Company entered into a Surrender Agreement with the landlord which terminated the 131 South Rodeo Dr lease agreement. As a result, the Company recorded decreases in the Right Of Use asset, accumulated amortization, and the lease liability of $2,142,863, $465,124 and $1,760,302 respectively. The termination of the lease resulted in a loss of $338,586. Simultaneously, as part of the Surrender Agreement the Sublease was terminated.

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

Rental expenses incurred for operating leases during the twelve months ended December 31, 2020 and December 31, 2019 were $665,188 and $740,135, respectively. During the twelve months ended December 31, 2020 and December 31, 2019, the Company received sub-lease income of $316,762 and $432,285, respectively.

The following is a schedule of future minimum contractual obligations as of December 31, 2020, under the Company’s operative leases and employment agreements:

	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$347,785	$429,984	$447,183	$465,071	$483,674	$847,192	$3,020,889
Employment Contracts	1,175,628	906,503	843,707	473,660	453,924	–	3,853,422
Consulting Contracts	300,000	187,500	–	–	–	–	487,500
	$1,823,413	$1,523,987	$1,290,890	$938,731	$937,598	$847,192	$7,361,811

In addition to employment agreements and operating leases, in the normal course of its business, the Company enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations for either (i) the use of third party intellectual property, such as the case with Stan Lee and the Mighty 7, Llama Llama and Rainbow Rangers among others, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Additionally, other agreements contain options to acquire rights to intellectual property and would require payment to the rights holders contingent upon the Company securing minimum production, broadcast, or other financing commitments from third parties.

Lastly, for its Cartoon Channel!, the Company licenses content for exhibition for which the Company is obligated to pay between 35% and 100% of revenues from the channel allocated to the aforementioned content after the deduction of certain direct operating expenses.

Note 19: Related Party Transactions

On August 31, 2018, Llama entered into an animation production services agreement with Mr. Heyward for services as a producer for which he is to receive $124,000 through the course of production of the Company’s animated series Llama Llama Season 2. During the year ended December 31, 2019, Mr. Heyward was paid $124,000. No further amounts are due.

Pursuant to his employment agreements dated November 16, 2018 and November 16, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. During the year ended December 31, 2020, 13 half hours had been delivered and accordingly Mr. Heyward was paid $161,200, The second identified series under this employment agreement is Rainbow Rangers Season 2. During the year ended December 31, 2020, 26 half hours had been delivered and accordingly Mr. Heyward was paid $322,400.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2020, the Company earned $0 in royalties from this agreement.

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

On March 11, 2020, Mr. Heyward purchased $1,000,000 of the 2020 Convertible Notes with an original discount of $250,000.

On June 19, 2020, Mr. Heyward received 5,658,474 shares of Common Stock upon the cashless exercise of 6,119,048 warrants.

On June 23, 2020, Mr. Heyward received 5,952,381 shares of Common Stock upon conversion of $1,250,000 of 2020 Convertible Notes.

On December 7, 2020, Mr. Heyward’s was granted 7,500,000 Restricted Stock Units vest 1,875,000 on each of the next four anniversary dates. Mr. Heyward was also granted 7,500,000 Performance Based Restricted Stock Units that, if awarded, vest 1,875,000 on each of the next four anniversary dates.

On December 7, 2020, Mr. Heyward’s was granted 5,000,000 options to purchase shares of the Company’s Common Stock at $1.39 per share. The options vest on the grant date.

During the year ended December 31, 2020, Mr. Heyward was paid a bonus of $73,528, $11,370 in interest on the Senior Convertible Notes and $3,000 in board fees for his attendance at the unscheduled board meetings.

During the year ended December 31, 2020, the Company paid $380,989 for security at Mr. Heyward’s residence.

As of December 31, 2020, Andy Heyward is owed $2,420 for reimbursable expenses which are included in the “Due To Related Parties” line item on our condensed consolidated balance sheet

Note 20: Subsequent Events

On January 6, 2021, the Company issued 25,000 shares of the Company’s Common Stock for consulting services at $1.40 per share. The total amount of $35,000 was included in accrued expenses as of December 31, 2020.

On January 25, 2021, the Company issued 136,986 shares of the Company’s Common Stock for marketing services at $1.46 per share.

On January 27, 2021, the Company issued to certain employees 520,000 options to purchase shares of the Company’s Common Stock with an option price of $3.06 per share. The options vest on January 27, 2022 and have a five year term.

On January 27, 2021, the Company issued to each of the members of the Board of Directors 20,000 options to purchase shares of the Company’s Common Stock with an option price of $3.06 per share. The options vest on December 31, 2022 and have a five year term.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), will be exercisable immediately, and will have a term of exercise of five years, and the Company will be required to register for resale the shares of common stock underlying the New Warrants.

On February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly owned subsidiaries of the Company, closed its previously announced acquisition pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) with (i) Harold Aaron Chizick, (ii) Jennifer Mara Chizick, (iii) Wishing Thumbelina Inc. (“Wishing Thumbelina”), and (iv) Harold Aaron Chizick and Jennifer Mara Chizick, the trustees of The Chizsix (2019) Family Trust for and on behalf of Harold Aaron Chizick, Jennifer Mara Chizick and Jay Mark Sonshine, trustees of The Chizsix (2019) Family Trust, (the “Trustees”) (each a “Seller” and, collectively, “Sellers”), pursuant to which the Company acquired from the Sellers all of the issued and outstanding equity interests of ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”) (the “Acquisition”).

Total consideration paid by the Company in the transaction at closing consisted of $8.5 million in cash and 1,977,658 shares (the “Closing Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) with a value of approximately $3.5 million, both as subject to certain purchase price adjustments. Of the Closing Shares, 674,157 shares of Common Stock, with a value of approximately $1.2 million, were deposited into an escrow account to cover potential post-closing indemnification obligations of Sellers under the Purchase Agreement. Additionally, the Purchase Agreement also provides for the issuance of additional shares of Common Stock with an aggregate value of up to $8.0 million that may be issued to the Sellers if certain EBITDA and performance levels are achieved within a four-year period commencing on the date of the Purchase Agreement.

On February 1, 2021, the Company issued 53,763 Restricted Stock Units to an employee. The Restricted Stock Units vest over three years with one third vesting each anniversary date.

As a result of COVID 19, the majority of our employees started working remotely and we stopped paying rent in April of 2020. On November 30, 2020, the landlord filed a lawsuit demanding that the Company pay all past due rent. On February 18, 2021 we entered into a settlement agreement with the landlord whereby we agreed to pay $237,500 in full settlement of all claims and promised to resume paying the contractually agreed rent in full starting March 1, 2021.

On September 21, 2020, the Company entered into an employment agreement with a senior executive. The agreement provided for a two-year term and an equity grant among other benefits. In or about January of 2021 the Company and the Executive mutually elected to terminate the agreement. As part of the separation agreement, the Company agreed to pay the executive $343,750 as well as $11,250 as reimbursement for health insurance premiums for 15 months. The executive was granted 750,000 fully vested options to purchase shares of the Company’s Common Stock., with a strike price of $3.06 and 1 year in which to exercise said options, to and including February 2, 2022.

