Form 10-Q
period 2021-03-31
Genius Brands International, Inc.
filed 2021-05-18
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,791,335 shares of common stock, par value $0.001 per share, were outstanding as of May 17, 2021.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2021, and December 31, 2020

(unaudited)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$143,612,749	$100,456,324
Accounts Receivable, net	7,407,452	1,731,373
Prepaid Expenses and Other Assets	8,165,903	6,378,392
Total Current Assets	159,186,104	108,566,089

Property and Equipment, net	245,927	95,828
Right of Use Assets, net	2,373,071	1,972,364
Film and Television Costs, net	13,106,727	11,828,494
Lease Deposits	91,129	43,001
Investment in ChizComm	–	300,798
Investment in Stan Lee Universe, LLC	1,250,000	1,000,000
Intangible Assets, net	9,567,172	28,694
Goodwill	19,972,833	10,365,806
Total Assets	$205,792,963	$134,201,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,014,994	$785,526
Accrued Expenses	112,919	408,459
Participations Payable	3,274,178	3,160,016
Deferred Revenue	985,658	684,129
Payroll Protection Program	366,267	366,267
Warrant Derivative Liability	1,632,945	1,197,068
Lease Liability	390,305	146,099
Due to Related Party	1,349	2,420
Accrued Salaries and Wages	562,705	428,922
Total Current Liabilities	15,341,320	7,178,906

Long Term Liabilities:
Deferred Revenue	3,543,845	3,748,248
Lease Liability	2,402,970	2,052,530
Production Facility, net	688,011	1,099,713
Contingent Earn Out	7,210,000	–
Disputed Trade Payable	925,000	925,000
Total Liabilities	30,111,146	15,004,397

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	–	–
Common Stock, $0.001 par value, 400,000,000 shares authorized 300,321,658 and 258,438,514 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	300,322	258,439
Additional Paid in Capital	721,203,155	588,500,680
Accumulated Deficit	(545,816,267)	(469,557,324)
Accumulated Other Comprehensive Loss	(5,393)	(5,118)
Total Stockholders' Equity	175,681,817	119,196,677

Total Liabilities and Stockholders’ Equity	$205,792,963	$134,201,074

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2021 and March 31, 2020

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Licensing & Royalties	$170,460	$203,365
Media Advisory & Advertising Services	753,388	–
Television & Home Entertainment	83,471	52,217
Advertising Sales	56,462	78,657
Product Sales	482	500
Total Revenues	1,064,263	334,739

Operating Expenses:
Marketing and Sales	601,828	112,700
Direct Operating Costs	248,466	227,506
General and Administrative	6,933,828	1,762,583
Total Operating Expenses	7,784,122	2,102,789

Loss from Operations	(6,719,859)	(1,768,050)

Other Income (Expense):
Interest Income	47,184	–
Loss on Foreign Exchange	(3,159)	–
Warrant Revaluation Expense	(435,876)	(3,467,961)
Warrant Incentive Expense	(69,138,527)	–
Sub-Lease Income	–	121,070
Interest Expense	(8,706)	(721,003)
Net Other Income (Expense)	(69,539,084)	(4,067,894)

Loss Before Income Tax Expense	(76,258,943)	(5,835,944)

Income Tax Expense	–	–

Net Loss Before Foreign Translation Adjustment	(76,258,943)	(5,835,944)

Foreign Translation Adjustment	(275)	–

Net Loss	$(76,259,218)	$(5,835,944)

Net Loss per Common Share (Basic and Diluted)	$(0.27)	$(0.23)

Weighted Average Shares Outstanding (Basic and Diluted)	287,217,911	25,466,121

The accompanying notes are an integral part of these financial statements.

4

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three months ended March 31, 2021 and March 31, 2020

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Loss	$(76,258,943)	$(5,835,944)
Foreign Translation Adjustment	(275)	–
Comprehensive Net Loss to Common Shareholders	$(76,259,218)	$(5,835,944)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Value of Preferred Stock Conversion	3,171,428	3,172	(666)	(1)	(3,171)	–	–	–
Proceeds from Securities Purchase Agreement, Net	4,000,000	4,000	–	–	911,296	–	–	915,296
Proceeds from Warrant Exchange, net	500,000	500	–	–	169,500	–	–	170,000
Issuance of Common Stock for Services	43,077	43	–	–	27,957	–	–	28,000
Share Based Compensation	–	–	–	–	23,814	–	–	23,814
Net Loss	–	–	–	–	–	(5,835,944)	–	(5,835,944)

Balance, March 31, 2020	29,592,229	$29,593	431	$0	$76,246,472	$(71,883,079)	$(5,118)	$4,387,868

Balance, December 31, 2020	258,438,514	$258,439	–	$–	$588,500,680	$(469,557,324)	$(5,118)	$119,196,677

Shares Issued for ChizComm acquisition	1,980,658	1,981	–	–	3,525,046	–	–	3,527,027
Proceeds from Warrant Exchange, net	39,740,500	39,740	–	–	57,224,916	–	–	57,264,656
Issuance of Common Stock for Services	161,986	162	–	–	240,838	–	–	241,000
Share Based Compensation	–	–	–	–	2,573,148	–	–	2,573,148
Warrant Incentive	–	–	–	–	69,138,527	–	–	69,138,527
Foreign Translation Adjustment	–	–	–	–	–	–	(275)	(275)
Net Loss	–	–	–	–	–	(76,258,943)	–	(76,258,943)

Balance, March 31, 2021	300,321,658	$300,322	–	$–	$721,203,155	$(545,816,267)	$(5,393)	$175,681,817

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2021 and March 31, 2020

(unaudited)

	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net Loss	$(76,258,943)	$(5,835,944)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	117,947	106,614
Depreciation and Amortization Expense	152,323	132,573
Accretion of Discount on Secured Convertible Notes	–	(7,288)
Bad Debt	73,412	–
Stock Issued for Services	41,000	28,000
Share Based Compensation Expense	2,573,148	23,814
Warrant Revaluation Expense	435,876	3,467,961
Lease Modification	(66,894)	–
Debt Discount in Excess of the Principal	–	631,852
Warrant Incentive Expense	69,138,527	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	401,153	1,163,565
Prepaid Expenses & Other Assets	(1,530,917)	(154,466)
Lease Deposits	(35,738)	–
Film and Television Costs, net	(1,396,180)	(70,651)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	352,945	(125,637)
Accrued Salaries & Wages	133,783	37,979
Deferred Revenue	97,126	(100,238)
Participations Payable	114,162	90,156
Due to Related Party	(1,071)	(511,503)
Accrued Expenses	(196,932)	127,696
Net Cash Used in Operating Activities	(5,855,273)	(995,517)

Cash Flows from Investing Activities:
Investment in Stan Lee Universe, LLC	(250,000)	–
Cash Payment for ChizComm, net of cash acquired	(7,788,877)	–
Investment in Property & Equipment	(16,975)	–
Net Cash Used in Investing Activities	(8,055,852)	–

Cash Flows from Financing Activities:
Increase in Lease Liability, net of Payments	214,596	(68,579)
Proceeds from Sale of Securities Purchase Agreement, net	–	915,296
Proceeds from Warrant Exchange, net	57,264,656	170,000
Proceeds from Senior Secured Convertible Notes, net	–	6,098,000
Repayment of Secured Convertible Notes	–	(2,866,664)
Repayment of Production Facility, net	(411,702)	(797,609)
Net Cash Provided by Financing Activities	57,067,550	3,450,444

Net Increase in Cash and Cash Equivalents	43,156,425	2,454,927
Beginning Cash and Cash Equivalents	100,456,324	305,121
Ending Cash and Cash Equivalents	$143,612,749	$2,760,048

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$–	$23,562
Schedule of Non-Cash Financing and Investing Activities
Shares issued for ChizComm acquisition	3,527,027	–
Liability for Acquisition Earnout Shares	7,210,000	–
Warrant Derivative Liability	–	10,229,852

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment, and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show is being broadcast in the United States on the Company’s wholly owned distribution outlet, Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company are finalizing the details of the venture. This agreement will enable us to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license multiple properties each year. The Company is also developing a new animated series starring the voice of Shaquille O’Neil called Shaq’s Garage.

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

Liquidity

Historically, the Company has incurred net losses. For the three months ended March 31, 2021 and March 31, 2020, the Company reported net losses of $76,258,943 and $5,835,944, respectively. The Company reported net cash used in operating activities of $5,855,273 and $995,517 for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $545,816,267 and total stockholders’ equity of $175,681,817. At March 31, 2021, the Company had current assets of $159,186,104, including cash and cash equivalents of $143,612,749 and current liabilities of $15,341,320. The Company had working capital of $143,844,784 as of March 31, 2021, compared to working capital of $101,387,183 as of December 31, 2020.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), were exercisable immediately, and have a term of exercise of five years, and the Company was required to register for resale the shares of common stock underlying the New Warrants.

As more fully discussed in Note 3 on February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly owned subsidiaries of the Company, purchased the outstanding equity interests of ChizComm Ltd., a corporation organized in Canada and ChizComm USA Corp., a New Jersey corporation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying 2021 and 2020 condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared Entertainment LLC, Llama Productions LLC, Rainbow Rangers Productions LLC, Superhero Kindergarten LLC, ChizComm Beacon Media LLC and ChizComm Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of March 31, 2021, and December 31, 2020, the Company had Cash and Cash Equivalents of $143,612,749 and $100,456,324, respectively.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $117,087 for March 31, 2021 and $43,676 as of December 31, 2020.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. Management used this optional transition method. As of February 1, 2021, as a result of the ChizComm acquisition, management recorded lease liability of $380,050, right-of-use asset of $380,050.

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

We capitalize production costs for films produced in accordance with FASB ASC 926-20 Entertainment - Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. We evaluate its capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

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

The Company provides media and advertising services to clients. Revenue is recognized in the month that the services are performed.

The Company also purchases advertising for clients on linear and across digital and streaming platforms and receives a commission on these purchases. Advertising commissions are recognized as revenue in the month the advertising is displayed.

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

Share-Based Compensation

As required by FASB ASC 718 - Stock Compensation, the Company recognizes an expense related to the fair value of our share-based compensation awards, including stock options, using the Black-Scholes calculation as of the date of grant. The Company has elected to use the graded attribution method for awards which are in-substance, multiple awards based on the vesting schedule. The Company’s accounting policy elected for forfeitures is not to estimate the number of awards that are expected to vest. Instead, the Company accounts for forfeitures when they occur. The Company issues authorized shares available for the issuance under the 2015 and 2020 Plans upon employees’ exercise of their stock options.

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

Concentration of Risk

The Company’s cash is maintained at two financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of March 31, 2020, the Company had six accounts with an uninsured balance of $142,111,746.

For the three months ended March 31, 2021, the Company had one customer whose total revenue each exceeded 10% of the total consolidated revenue. That customer was responsible for 11% to total revenue. The Company had four customers whose accounts receivable exceeded 10% of total accounts receivable. Those customers accounted for 69% of accounts receivable. For the three months ended March 31, 2020, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 22% of total revenue and two other customers represented 92% of accounts receivable.

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

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency for its United States based operations. The Company considers the Canadian dollar to be its functional currency for its Canada based operation. Accordingly, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rates in effect at the time of the transactions. All exchange gains and losses are included in operations.

Note 3: Acquisition of ChizComm Entities

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

Total consideration paid by the Company in the transaction at closing consisted of $8.5 million in cash and 1,980,658 shares (the “Closing Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) with a value of approximately $3.5 million, both as subject to certain purchase price adjustments. Of the Closing Shares, 674,157 shares of Common Stock, with a value of approximately $1.2 million, were deposited into an escrow account to cover potential post-closing indemnification obligations of Sellers under the Purchase Agreement. Additionally, the Purchase Agreement also provides for the issuance of additional shares of Common Stock with an aggregate value of up to $8.0 million that may be issued to the Sellers if certain EBITDA and performance levels are achieved within a four-year period commencing on the date of the Purchase Agreement (Earn-Out).

The Acquisition was approved by the board of directors of each Company. Transaction costs incurred relating to this acquisition including legal and accounting totaled $539,806, which is included in general and administrative expenses on the statement of operations. The acquisition expands the Company’s revenue streams into media and advertising services.

The Company has determined that the Acquisition constitutes a business acquisition as defined by Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the assets acquired and the liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values and represent managements best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Measurements and Disclosures (“ASC 820”).

The Earn-Out arrangement meets the liability classification criteria outlined in ASC 480, “Distinguishing Liabilities from Equity”, as it is not indexed to the Company’s own shares and is classified as a liability in the accompanying balance sheet. Liability classified contingent consideration is measured initially at the fair value on the acquisition date and is remeasured at each reporting period. Subsequent differences between the estimated fair value of the Earn-Out recorded at the acquisition date and the remeasurement date will be reflected as a charge or credit, as applicable, in the statement of operations.

The following table summarizes the fair value of the purchase price consideration paid to acquire ChizComm:

Amount
Cash consideration at closing	$8,500,000
Equity consideration at closing	3,527,027
Fair value of Earn-Out shares	7,210,000
Total	$19,237,027

The preliminary purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of ChizComm. The accounting for the acquisition at March 31, 2021 is preliminary as the Company is finalizing its valuation and determination of it’s intangible assets and contingent consideration and expects to be finalized in subsequent quarters. The Company has engaged a third party valuation firm to assist with the purchase price allocation which will be completed in subsequent quarters.

The identifiable intangible assets acquired of $9,630,000 was composed of $3,430,000 for ChizComm’s trade name with an indefinite remaining economical life, $6,140,000 for ChizComm’s customer base with a remaining useful life of approximately 12 years, and $60,000 for ChizComm’s non-compete agreements with a remaining economic life of 3 years.

Management is responsible for determining the fair value of the identifiable assets acquired as of the effective Date. Management considered a number of factors, including reference to an analysis under ASC 805 solely for the purpose of allocating the purchase price to the assets acquired.

Valuation Methodology

Customer relationships for ChizComm were valued by performing a discounted cash flow analysis using the multiperiod excess earnings method. This method includes discounting the projected cash flows associated with existing customers based primarily upon customer turnover data over its expected life and considers the operating expenses and contributory asset charges associated with servicing such existing customers. Projected cash flows attributable to the customer relationships were discounted to their present value at a rate commensurate with the perceived risk. The useful lives of customer relationships are estimated based primarily upon the present value of cash flows attributable to the customer relationships.

Trademarks and trade names for ChizComm were valued using the relief-from-royalty method. This method is an income approach that estimates the portion of a company’s earnings attributable to an asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

Non-compete agreements were valued using a with and without method. Under this method, estimated prospective financial information (“PFI”) is calculated with the existence and ownership of an intangible asset and compared to the PFI in the absence of the ownership of the intangible asset. The after-tax differential PFI attributable to the intangible asset is then discounted to its present value.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Business prospects and industry expectations.

•	Estimated economic life of asset.

•	Acquisition of new customers.

•	Attrition of existing customers.

The acquisition was treated for tax purposed as a nontaxable transaction and as such, the historical tax bases of the acquired tax bases of the acquired assets, net operating loose, and other tax attributes of ChizComm will carryover. As a result, no new goodwill for tax purposes was created on connection with the acquisition as there is no step-up to the fair value of the underlying tax bases of the acquired net assets.

The preliminary purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of ChizComm, as follows:

Cash	$711,123
Accounts Receivable	6,150,919
Prepaids Expenses	56,594
Lease Deposits	12,390
Fixed assets	147,689
Trade Name	3,430,000
Customer Relationships	6,140,000
Non-Compete Agreements	60,000
Goodwill	9,607,027
Accounts Payable and Accrued Expenses	(7,006,350)
Payroll Tax Liability	(72,365)

Total Consideration	$19,237,027

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma information summarizes our results of operations for the periods presented, as if we completed the acquisition of ChizComm on the beginning of the period presented.

Supplemental proforma information as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Total Revenues	2,416,563	5,669,748

Net Loss Applicable to Common Shareholders	(76,885,359)	(7,681,019)

Net Loss per Common Share (Basic and Diluted)	$(0.27)	$(0.30)
Weighted Average Shares Outstanding (Basic and Diluted)	287,217,911	25,466,121

Note 4: Property and Equipment, Net

The Company has property and equipment as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Furniture and Equipment	$19,419	$19,419
Computer Equipment	325,285	168,122
Leasehold Improvements	14,182	14,182
Software	75,652	68,152
Property and Equipment, Gross	434,538	269,875
Less Accumulated Depreciation	(188,611)	(174,047)
Property and Equipment, Net	$245,927	$95,828

During the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $14,564 and $44,942, respectively.

Note 5: Right of Use Leased Asset

As of February 1, 2021, as a result of the Acquisition, management recorded lease liability and right-of-use asset of $380,050.

Right of use asset consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Office Lease Asset	$2,692,037	$2,245,093
Printer Lease Asset	12,374	12,374
Right of Use Asset, Gross	2,704,411	2,257,467

Office Lease Accumulated Amortization	(320,485)	(274,980)
Printer Lease Accumulated Amortization	(10,855)	(10,123)
Right of Use Asset, Net	$2,373,071	$1,972,364

During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $46,237 and $108,245 respectively.

Note 6: Film and Television Costs, Net

As of March 31, 2021, the Company had net Film and Television Costs of $13,106,729, compared to $11,828,494 at December 31, 2020. The increases primarily relates to the development costs related to Stan Lee’s Superhero Kindergarten offset by amortization of Rainbow Rangers Season 1 and Llama Llama Seasons 1 & 2.

During the three months ended March 31, 2021 and 2020, the Company recorded Film and Television Cost amortization expense of $117,947 and $979,598, respectively.

The following table highlights the activity in Film and Television Costs of March 31, 2021, and December 31, 2020:

Total
Film and Television Costs, Net as of December 31, 2019	$9,906,885
Additions to Film and Television Costs	2,901,207
Film Amortization Expense	(979,598)
Film and Television Costs, Net as of December 31, 2020	11,828,494
Additions to Film and Television Costs	1,396,180
Film Amortization Expense	(117,947)
Film and Television Costs, Net as of March 31, 2021	$13,106,727

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

As a result of the ChizComm acquisition, the consideration exceeded the fair value of the assets acquired by $9,607,027. Accordingly, this amount was recorded as Goodwill at the time of the acquisition. Through March 31, 2021, the Company has not recognized any impairment to Goodwill.

The following table represents details of our goodwill balance:

Total
Goodwill as of December 31, 2020	$10,365,806
Acquisition of ChizComm Entities	9,607,027
Goodwill as of March 31, 2021	$19,972,833

Intangible Assets, Net

The Company had the following intangible assets as of March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Trademarks (a)	$129,831	$129,831
Trade Name (b)	3,430,000	–
Customer Relations (c)	6,140,000	–
Non-Compete (d)	60,000	–
Other Intangible Assets (a)	299,028	299,028
Intangible Assets, Gross	10,058,859	428,859
Less Accumulated Amortization (e)	(491,687)	(400,165)

Intangible Assets, Net	$9,567,172	$28,694

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events.
(b)	Amount represents fair value of the ChizComm and ChizComm Beacon Media trade names which have determined to have an indefinite useful life.
(c)	Amount represents fair value of the ChizComm and ChizComm Beacon Media customer relationships with a useful life of 12 years. Amortization expense for the three months ended March 31, 2021 was $85,333.
(d)	Amount represents fair value of the Non-compete agreements as part of the ChizComm acquisition. The non-compete agreements have a useful life of 3 years. Amortization expense for the three months ended March 31, 2021 was $3,333.
(e)	During the three months ended March 31, 2021 and March 31, 2020, the Company recognized, $2,855 and $10,791, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

Expected future intangible asset amortization as of March 31, 2021 is as follows:

Fiscal Year:
2021	$407,391
2022	542,528
2023	538,187
2024	514,400
Thereafter	4,134,666
Total	$6,137,172

Note 8: Deferred Revenue

As of March 31, 2021, and December 31, 2020, the Company had total short term and long term deferred revenue of $4,528,503 and $4,432,377, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of March 31, 2021 and December 31, 2020 is the $3,370,284 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 9: Accrued Expenses, Salaries and Wages – Current

As of March 31, 2021, and December 31, 2020, the Company has the following current accrued liabilities:

	March 31, 2021	December 31, 2020
Other Accrued Expenses (a)	$112,919	$408,459
Accrued Salaries and Wages (b)	562,705	428,922
Total Accrued Liabilities – Current	$675,624	$837,381

(a)	Represents accrued interest and legal fees.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees as of March 31, 2021 and the year ended December 31, 2020

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

Note 11: Senior Secured Convertible Notes and Warrant Private Placement

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

The Company held a stockholder meeting to approve the issuance of shares of Common Stock issuable under the 2020 Convertible Notes and pursuant to the terms of the SPA for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Stockholder Approval”).

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

Between June 19 and June 23, 2020, the Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of Common Stock.

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility is July 31, 2021. Interest rates on advances under the Loan and Security Agreement were 4.25% as of March 31, 2021.

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

As of March 31, 2021, the Company had gross outstanding borrowing under the facility of $688,011. As of December 31, 2020, the Company had gross outstanding borrowing under the facility of $1,099,713.

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

Note 14: Payroll Protection Program Loan

On April 30, 2020, the Company received loan proceeds in the amount of $366,267 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered through the Small Business Administration (“SBA”). The PPP provides loans to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses and was designed to provide a direct financial incentive for qualifying businesses to keep their workforce employed during the Coronavirus crisis. PPP loans are uncollateralized and guaranteed by the SBA and are forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, mortgage interest, rent, and utilities. The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion is payable over 2 years if issued before, or 5 years if issued after, June 5, 2020 at an interest rate of 1% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or, if the borrower does not apply for forgiveness, ten months after the end of the covered period. PPP loan terms provide for customary events of default, including payment defaults, breaches of representations and warranties, and insolvency events and may be accelerated upon the occurrence of one or more of these events of default. Additionally, PPP loan terms do not include prepayment penalties. The Company repaid the loan, including interest of $3,452 on April 28, 2021.

Note 15: Stockholders’ Equity

Common Stock

As of March 31, 2021, the total number of authorized shares of common stock was 400,000,000.

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

As of March 31, 2021, and December 31, 2020, there were 300,321,658 and 258,438,514 shares of common stock outstanding, respectively.

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

As of March 31, 2021, and December 31, 2020, there were 0 and 0 shares of Series A Convertible Preferred Stock outstanding respectively.

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

On January 6, 2021, the Company issued 25,000 shares of the Company’s common stock valued at $1.40 per share for marketing services.

On January 21, 2021, the Company issued 136,986 shares of the Company’s common stock valued at $1.46 per share for marketing services.

On February 1, 2021, the Company issued 1,932,163 shares of the Company’s common stock valued at $1.78 per share as partial consideration for the ChizComm acquisition.

On February 4, 2021, the Company issued 48,495 shares of the Company’s common stock valued at $1.81 per share as partial consideration for the ChizComm acquisition.

Note 16: Stock Options

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

During the three months ended March 31, 2021, the Company granted options to purchase 520,000 shares of common stock to employees and granted to each of the members of the Board of Directors 20,000 options to purchase shares of the Company’s Common Stock with an option price of $3.06 per share. The options vest on January 27, 2022 and have a five-year term. The fair value of these options was determined to be $1,801,800 using the Black-Scholes option pricing model based on the following assumptions:

Exercise Price	$3.06
Dividend Yield	0%
Volatility	143%
Risk-free interest rate	0.41%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2021:

	Options Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	9,116,176	$1.39 - 10.00	9.37 years	$1.69	–
Options Granted	660,000	$3.06	4.83 years	$3.06	–
Options Exercised	–	$–	–	$–	–
Options Cancelled	45,000	$2.61	4.24 years	$2.61	–
Options Expired	–	$–	–	$–	–
Balance at March 31, 2021	9,731,176	$1.39 - 10.00	8.86 years	$1.78	–

Exercisable December 31, 2020	6,449,452	$1.39 - 9.00	6.25 years	$7.67	–
Exercisable March 31, 2021	6,434,452	$1.39 - 3.17	9.43 years	$1.44	–

During the three months ended March 31, 2021, and March 31, 2020, the Company recognized $1,158,624 and $23,814, respectively in share-based compensation expense. The unvested share-based compensation as of March 31, 2021 was $4,510,315, which will be recognized through the fourth quarter of 2023 assuming the underlying grants are not cancelled or forfeited.

Note 17: Restricted Stock Units

On December 7, 2020, the Company granted 9,075,000 shares of Restricted Stock Units (RSU’s) with a fair market value of $12,614,250 to certain employees and officers.

On February 1, 2021, the Company issued 53,763 shares of Restricted Stock Units (RSU’s) with a fair market value of $82,594.

The following table summarizes the Company’s restricted stock issuance during the three months ended December 31, 2020:

	RSUs Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	9,075,000	$1.39	4.94 years	$1.39	–
RSUs Granted	53,763	$1.38	4.84 years	$1.38	–
RSUs Exercised	–	$–	–	$–	–
RSUs Cancelled	–	$–	–	$–	–
RSUs Expired	–	$–	–	$–	–
Balance at March 31, 2021	9,128,763	$1.38 - 1.39	4.69 years	$1.39	–

Exercisable December 31, 2019	–	$–	–	$–	–
Exercisable March 31, 2021	–	$–	–	$–	–

During the quarter ended March 31, 2021, the Company recognized $1,414,524 in share-based compensation expense. The unvested share-based compensation as of March 31, 2021 is $8,734,200 which will be recognized through the fourth quarter of 2024 assuming the underlying grants are not cancelled or forfeited.

Note 18: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 and 45,511,965 shares as of March 31, 2021 and December 31, 2020, respectively.

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

Pursuant to the SPA described in Note 11, the Company issued to the note holders warrants to purchase 65,476,191 shares of Common Stock, exercisable for a period of five years at an initial exercise price of $0.26 per share.

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

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), will be exercisable immediately, and will have a term of exercise of five years, The Company registered the New Warrants. The valuation inputs at January 28, 2021 included expected volatility of 143.85%, and annual interest rate of 0.42%. The fair value of these warrants was determined to be $69,138,527 using the Black-Scholes option pricing model, which was recorded as a warrant incentive expense and included in the calculation of the Net Loss per Common Share, based on the following assumptions:

Exercise Price	$2.37
Dividend Yield	0%
Volatility	144%
Risk-free interest rate	0.42%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2021:

	Warrants Outstanding Number Of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	45,511,965	$0.21 - 5.30	5.19 years	$1.55
Warrants Granted	39,740,500	$2.37	4.83 years	$2.37
Warrants Exercised	39,740,500	$1.55	4.76 years	$1.55
Warrants Expired	–	$–	–	$–

Balance at March 31, 2021	45,511,965	$0.21 - 5.30	5.16 years	$2.27

Exercisable December 31, 2019	7,176,620	$0.76 - 6.00	3.77 years	$2.52
Exercisable December 31, 2020	42,227,793	$0.21 - 5.30	4.74 years	$2.33

Note 19: Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2021, and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California and Massachusetts, and New Jersey. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Genius Brands International, Inc. is subject to US income taxes on a stand-alone basis. Genius Brands International, Inc. and ChizComm Canada file separate stand-alone tax returns in each jurisdiction in which they operate. ChizComm Canada is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.

Note 20: Commitment and Contingencies

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

As of March 31, 2021, weighted-average lease term for operating leases equals to 74.70 months. Weighted-average discount rate equals to 9.86%.

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

On January 30, 2019, we entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. We will pay rent of $392,316 annually, subject to annual escalations of 3.5%.

On February 1, 2021, as part of the Acquisition, the Company assumed an operating lease that entered into on May 19, 2019 for 6845 square feet of general office space located at 245 Fairview Mall Drive, Suites 202 and 301, Toronto, Ontario M2J 4T1 pursuant to a 84 month lease which commenced on October 1, 2019. We pay rent of $95,830 annually, subject to annual escalations 5% to 7%.

On February 1, 2021, as part of the Acquisition, the Company assumed an operating lease that entered into on April 30, 2019 for 3,379 square feet of general office space located at One International Boulevard, 11th Floor, Mahawh, New Jersey pursuant to a 24 month lease which commenced on May 1, 2019. We pay rent of $74,338 annually.

On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to a 89 month lease which is expected to commence on August 1, 2021. We will pay $114,360 annually subject to annual escalations of 2.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended March 31, 2021 and March 31, 2020 were $112,343 and $207,839, respectively. During the three months ended March 31, 2021 and March 31, 2020, we received sub-lease income of $0 and $121,070, respectively.

The following is a schedule of future minimum contractual obligations as of March 31, 2021, under the Company’s operating leases and employment agreements:

	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$368,440	$571,782	$555,038	$577,065	$595,729	$895,930	$3,563,984
Employment Contracts	1,688,131	1,915,183	1,554,107	1,105,566	506,583	–	6,769,570
Consulting Contracts	300,000	187,500	–	–	–	–	487,500
	$2,356,571	$2,674,465	$2,109,145	$1,682,631	$1,102,312	$895,930	$10,821,054

Note 21: Related Party Transactions

Pursuant to his employment agreements dated November 16, 2018 and November 16, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,400 per half hour episode for each episode he provides services as an executive producer. The first identified series under this employment agreement is Rainbow Rangers. During the year ended December 31, 2020, 13 half hours had been delivered and accordingly Mr. Heyward was paid $161,200. The second identified series under this employment agreement is Rainbow Rangers Season 2. During the year ended December 31, 2020, 26 half hours had been delivered and accordingly Mr. Heyward was paid $322,400.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended March 31, 2021, the Company earned $0 in royalties from this agreement.

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

As of March 31, 2021, Mr. Heyward is owed $1,349 for reimbursable expenses which are included in the Due To Related Parties line item on our condensed consolidated balance sheet.

Note 22: Segment Reporting

The Company has determined that it operates in two operating segments, the production and distribution of children’s content and provides media and advertising services.

The following table presents sales and earnings within our two operating segments.

	Content Production & Distribution	Media & Advertising Services	Total
Total Revenue	$310,875	$753,388	$1,064,263
% of segment revenue	29%	71%	100%

Total Assets	$198,387,023	$7,405,940	$205,792,963
% of segment assets	96%	4%	100%

Note 23: Subsequent Events

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from March 31, 2021 through the date of issuance of these financial statements. During this period, we did not have any significant subsequent events, except as disclosed below:

On April 7, 2021, the Company finalized a Mutual Termination Agreement with Mattel, Inc., with regard to its Rainbow Rangers property. The agreement allows the Company to contract with other companies for the design, manufacturing of Rainbow Rangers toys.

April 14, 2021, Mr. Heyward was paid a bonus of $64,718.

On April 28, 2021, the Company repaid the Payroll Protection Program loan, including interest which totaled $369,779.

On May 14, 2021, the Company issued 469,677 shares of the Company’s common stock valued at $1.55 per share for production services.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of the Company’s employees have been working remotely from home, with only a few individuals monitoring the office as needed. A return-to-work plan for the Company is under development and is expected to be implemented, on a phased in basis, commencing in June of 2021. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our animation production partners. With regard to content distribution, we have observed demand increases for streaming entertainment services in 2020. If there is a resurgence and the COVID-19 outbreak is prolonged, we may see a negative impact on our revenues.

The Company’s management cannot at this point estimate the impact of COVID-19 on its business and no provision for COVID-19 is reflected in the accompanying financial statements. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. To date, we believe that COVID-19 has not caused a material negative impact on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2021 and 2020. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2021 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment, and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show is being broadcast in the United States on the Company’s wholly owned distribution outlet, Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company are finalizing the details of the venture. This agreement will enable us to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license multiple properties each year. The Company is also developing a new animated series starring the voice of Shaquille O’Neil called Shaq’s Garage.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Financings

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), were exercisable immediately, and have a term of exercise of five years, and the Company was required to register for resale the shares of common stock underlying the New Warrants.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of the Company’s employees have been working remotely from home, with only a few individuals monitoring the office as needed. A return-to-work plan for the Company is underdevelopment and is expected to be implemented on a phased in basis commencing in June of 2021. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our animation production partners. With regard to content distribution, we have observed demand increases for streaming entertainment services in 2020. If there is a resurgence and the COVID-19 outbreak is prolonged, we may see a negative impact on our revenues.

The Company’s management cannot at this point estimate the impact of COVID-19 on its business and no provision for COVID-19 is reflected in the accompanying financial statements. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. To date, we believe that COVID-19 has not caused a material negative impact on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Results of Operations

Our summary results for the three months ended March 31, 2021, and March 31, 2020 are below.

Revenues

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Licensing & Royalties	$170,460	$203,365	$(32,905)	-16%
Media Advisory & Advertising Services	753,388	–	753,388	N/A
Television & Home Entertainment	83,471	52,217	31,254	60%
Advertising Sales	56,462	78,657	(22,195)	-28%
Product Sales	482	500	(18)	-4%
Total Revenue	$1,064,263	$334,739	$729,524	218%

Licensing and royalty revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended March 31, 2021 compared to the three months ended March 31, 2020, Licensing and Royalty revenue decreased $32,905, or 16%.

Media & Advertising Services revenue is a combination of client retainer fee-based services and media commissions. The increase of $753,388 was a result of the ChizComm acquisition on February 1, 2021.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended March 31, 2021 compared to the three months ended March 31, 2020, Television & Home Entertainment revenue increased $31,254, or 60%.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales decreased by $22,195 or 28%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Product sales are generated through Merch by Amazon and consist of on-demand printed t-shirt sales for the Llama Llama and Rainbow Rangers brands. Product sales decreased $18 or 4%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2021.

Expenses

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Marketing and Sales	$601,828	$112,700	$489,128	434%
Direct Operating Costs	248,466	227,506	20,960	9%
General and Administrative	6,933,828	1,762,583	5,171,245	293%
Interest Expense	8,706	721,003	(712,297)	-99%
	7,792,828	2,823,792	4,969,036	179%

Marketing and sales expenses increased $489,128, or 434%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in marketing and advertising expenses to promote Stan Lee’s Superhero Kindergarten.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended March 31, 2021, we recorded film and television cost amortization expense of $117,947 and participation expense of $124,513 compared to expenses of $106,614 and $119,469, respectively, for the three months ended March 31, 2020. The increases in direct operating costs for the three months ended March 31, 2021 compared to the prior year period reflect decreases in film amortization and participation expenses related to decreased revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended March 31, 2021 increased $5,171,245, or 293%, compared to the same period in 2020. This increase was primarily related to the acquisition of the ChizComm entities, increases in legal professional fees, share based compensation, rent expense, and bad debt.

Interest expense for the three months ended March 31, 2021 decreased $712,297, or 99%, compared to the same period in 2020. This decrease was due to the expensing of the debt discount in excess of principal related to the Senior Secured Convertible Notes in 2020.

Liquidity and Capital Resources

Working Capital

As of March 31, 2021, we had current assets of $159,186,104, including cash and cash equivalents of $143,612,749, and current liabilities of $15,341,320, resulting in working capital of $143,844,784. As of December 31, 2020, we had current assets of $108,566,089, including cash and cash equivalents of $100,456,324, and current liabilities of $7,178,906, resulting in working capital of $101,387,183.

Increases in working capital resulted from increases in cash and accounts receivable.

During the three months ended March 31, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash balances.

Comparison of Cash Flows for the Three Months Ended March 31, 2021, and March 31, 2020

Our total cash and cash equivalents were $143,612,749 and $2,760,048 at March 31, 2021, and 2020, respectively.

Comparison of Cash Flows

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
Cash used in operations	$(5,855,273)	$(995,517)	$(4,859,756)	488%
Cash used in investing activities	(8,055,852)	–	(8,055,852)	N/A
Cash provided by financing activities	57,067,550	3,450,444	53,617,106	1554%
Increase (decrease) in cash and cash equivalents	$43,156,425	$2,454,927	$40,701,498	1658%

During the three months ended March 31, 2021, our primary sources of cash were the net proceeds from the January warrant exercise of $57,264,656, partially offset by the repayment of the Production Facility of $411,702.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $5,855,273 as compared to cash used in operating activities of $995,517 during the comparable period in 2020. The increase in cash used in operating activities was primarily due to the increases in the net loss, in stock-based compensation expense, accounts receivable (primarily due to the ChizComm Acquisition) and film and television costs. These increases were partially offset by increases in accounts payable (primarily due to the ChizComm acquisition).

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $8,055,852 as compared to a use of $0 for the three months ended March 31, 2020. Investing activities include the cash portion of the ChizComm Acquisition of $8,500,000 which occurred on February 1, 2021.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $57,067,550 as compared to $3,450,444 cash provided by the comparable period in 2020. The increase is primarily attributable to the net proceeds from the January 28, 2021 warrant exercise of $57,264,656.

Capital Expenditures

As of March 31, 2021, we do not have any material commitments for capital expenditures except for the purchase of furniture and equipment which is estimated to be $180,000.

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

The Company sells advertising on its App and OTT based Kartoon Channel! in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

The Company provides media and advertising services to clients. Revenue is recognized in the month that the services are performed.

The Company also purchases advertising for clients on both linear and streaming platforms and receives a commission on these purchases. Advertising commissions are recognized as revenue in the month the advertising is displayed.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2021 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In the course of our review of our consolidated financial results for the three months ended March 31, 2021, we identified a material weakness in our internal control over financial reporting related to our failure to adequately evaluate the accounting treatment for the warrants issued as incentive for the existing holders to exercise their warrants.

Changes in Internal Control over Financial Reporting

We believe we are taking the necessary steps to improve our internal control over financial reporting by increasing it’s use of outside accounting experts for assistance with complicated accounting matters.

The Company is in the process of evaluating the internal control procedures of the ChizComm entities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2021, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject other than described below.

As previously disclosed, on August 18, 2020, the Company and its Chief Executive Officer Andy Heyward were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled Salvador Verdin v. Genius Brands International, Inc. and Andy Heyward, Case No. 2:20-cv-07457 DSF (RAOx). We were later served with a similar lawsuit Sumit Garg v. Genius Brands International, Inc. and Andy Heyward, Case No. 2:20-cv-07764. Both suits allege generally that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false or misleading statement regarding the Company’s business and business prospects, artificially inflating the Company’s stock price during an alleged class period running from March 11 through July 5, 2020. Plaintiffs seek unspecified damages on behalf of the alleged class of persons who invested in our common stock during the alleged class period. The securities suits have been consolidated into a single proceeding before Judge Dale Fischer in the U.S. District Court for the Central District of California. The proceeding will now be known as, styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). The Lead Plaintiffs filed an amended complaint in the consolidated actions on February 1, 2021. While asserting the same legal claims and class period, the amended complaint added a new defendant, Chief Financial Officer Robert Denton.  On March 17, 2021, the defendants filed a motion to dismiss the amended complaint. Briefing of that motion is, by court-ordered schedule, expected to extend into June 2021, with a hearing currently scheduled for July 5, 2021. Pending resolution of the motion to dismiss, neither discovery nor other substantive proceedings are expected.

Related to the securities class action, the Company’s directors, Chief Executive Officer and Chief Financial Officer have been named as defendants in a putative shareholder derivative lawsuit filed in September 2020 in the U.S. District Court for the Central District of California and styled Correa, etc., v. Heyward, et. al., Case No. 2:20-cv-08277-DSF (RAOx). On November 20, 2020 a second case, Ly, etc. v. Heyward, et al., Case No. 20STCV44611 was filed in the Los Angeles County Superior Court. More recently, two additional putative shareholder derivative lawsuits have been filed, one in the U.S. District Court for the Central District of California captioned Contorno, etc. v. Heyward et al., Case No. 2:21-cv-02331 DSF (RAOx), and another in the U.S. District Court for the District of Nevada styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the securities lawsuit, purportedly exposing the Company to liability and damaging the Company in an unspecified amount. By these derivative lawsuits, the plaintiffs seek no recovery from the Company. Instead, as a shareholder derivative action, the Company is named as Nominal Defendant; and plaintiffs, all alleged stockholders of the Company, purports to sue on behalf and for the benefit of the Company. Pursuant to agreements among the parties, the courts have stayed proceedings in the derivative litigations pending the outcome of anticipated motions to dismiss in the securities class action. Additionally, the parties to the Correa and Contorno actions have agreed to consolidate those two lawsuits and expect shortly to submit to the Court an agreement formally to do so.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

On January 21, 2021, the Company issued 136,986 shares of the Company’s Common Stock for marketing services at $1.46 per share. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2021, the Company issued 1,932,163 shares of the Company’s common stock valued at $1.78 per share as partial consideration for the ChizComm acquisition. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 4, 2021, the Company issued 48,495 shares of the Company’s common stock valued at $1.81 per share as partial consideration for the ChizComm acquisition. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 17, 2021	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

