Form 10-Q
period 2021-06-30
Genius Brands International, Inc.
filed 2021-08-16
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,967,436 shares of common stock, par value $0.001 per share, were outstanding as of August 16, 2021.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2021, and December 31, 2020

ASSETS	June 30, 2021	December 31, 2020
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$58,372,335	$100,456,324
Investment in Marketable Securities (amortized cost of $80,902,119)	80,392,494	–
Accounts Receivable, net	5,986,844	1,731,373
Prepaid Expenses and Other Assets	7,769,963	6,378,392
Total Current Assets	152,521,636	108,566,089

Property and Equipment, net	333,898	95,828
Right of Use Assets, net	2,299,230	1,972,364
Film and Television Costs, net	14,972,446	11,828,494
Lease Deposits	78,739	43,001
Investment in ChizComm	–	300,798
Investment in Stan Lee Universe, LLC	1,500,000	1,000,000
Intangible Assets, net	9,518,769	28,694
Goodwill	19,995,036	10,365,806
Total Assets	$201,219,754	$134,201,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,413,030	$785,526
Accrued Expenses	151,345	408,459
Participations Payable	3,823,742	3,160,016
Deferred Revenue	775,996	684,129
Payroll Protection Program	–	366,267
Warrant Derivative Liability	1,513,883	1,197,068
Lease Liability	219,858	146,099
Due to Related Party	139,006	2,420
Accrued Salaries and Wages	470,240	428,922
Total Current Liabilities	15,507,100	7,178,906

Long Term Liabilities:
Deferred Revenue	3,181,941	3,748,248
Lease Liability	2,499,633	2,052,530
Production Facility, net	274,365	1,099,713
Contingent Earn Out	7,210,000	–
Disputed Trade Payable	925,000	925,000
Total Liabilities	29,598,039	15,004,397

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	–	–
Common Stock, $0.001 par value, 400,000,000 shares authorized 300,791,335 and 258,438,514 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	300,792	258,439
Additional Paid in Capital	724,924,857	588,500,680
Accumulated Deficit	(553,200,246)	(469,557,324)
Accumulated Other Comprehensive Loss	(403,688)	(5,118)
Total Stockholders' Equity	171,621,715	119,196,677

Total Liabilities and Stockholders’ Equity	$201,219,754	$134,201,074

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2021 and June 30, 2020

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Licensing & Royalties	$1,236,156	$162,759	$1,406,616	$366,124
Media Advisory & Advertising Services	971,324	–	1,724,712	–
Television & Home Entertainment	67,959	326,244	151,430	378,461
Advertising Sales	66,102	70,357	122,564	149,014
Product Sales	664	1,319	1,146	1,819
Total Revenues	2,342,205	560,679	3,406,469	895,418

Operating Expenses:
Marketing and Sales	1,540,882	128,556	2,142,710	241,256
Direct Operating Costs	1,269,301	440,015	1,517,767	667,521
General and Administrative	7,106,151	2,368,834	14,039,979	4,131,416
Total Operating Expenses	9,916,334	2,937,405	17,700,456	5,040,193

Loss from Operations	(7,574,129)	(2,376,726)	(14,293,988)	(4,144,775)

Other Income (Expense):
Interest Income	84,701	28,342	131,885	28,342
Loss on Foreign Exchange	(4,809)	–	(7,968)	–
Warrant Revaluation Expense	119,062	(208,760,698)	(316,814)	(212,228,659)
Warrant Incentive Expense	–	–	(69,138,527)	–
Conversion Option Revaluation Expense	–	(171,835,729)	–	(171,835,729)
Sub-Lease Income	–	117,415	–	238,484
Interest Expense	(8,803)	(430,606)	(17,509)	(1,151,609)
Net Other Income (Expense)	190,151	(380,881,276)	(69,348,933)	(384,949,171)

Loss Before Income Tax Expense	(7,383,978)	(383,258,002)	(83,642,921)	(389,093,946)

Income Tax Expense	–	–	–	–

Net Loss Applicable to Common Shareholders	$(7,383,978)	$(383,258,002)	$(83,642,921)	$(389,093,946)

Net Loss per Common Share (Basic and Diluted)	$(0.02)	$(4.88)	$(0.28)	$(15.76)

Weighted Average Shares Outstanding (Basic and Diluted)	300,646,819	78,503,414	293,969,462	24,690,154

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2021 and June 30, 2020

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Loss	$(7,383,978)	$(383,258,002)	$(83,642,921)	$(389,093,946)
Unrealized Loss on Marketable Securities	(509,625)	–	(509,625)	–
Foreign Currency Translation Adjustment	111,330	–	111,055	–
Comprehensive Net Loss	$(7,782,273)	$(383,258,002)	$(84,041,491)	$(389,093,946)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

Three and Six Months Ended June 30, 2021 and June 30, 2020

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2020	258,438,514	$258,439	–	$–	$588,500,680	$(469,557,324)	$(5,118)	$119,196,677

Shares Issued for ChizComm acquisition	1,980,658	1,981	–	–	3,525,046	–	–	3,527,027
Proceeds From Warrant Exchange, net	39,740,500	39,740	–	–	57,224,916	–	–	57,264,656
Issuance of Common Stock for Services	161,986	162	–	–	240,838	–	–	241,000
Share Based Compensation	–	–	–	–	2,573,148	–	–	2,573,148
Warrant Incentive	–	–	–	–	69,138,527	–	–	69,138,527
Foreign Currency Translation Adjustment	–	–	–	–	–	–	(275)	(275)
Net Loss	–	–	–	–	–	(76,258,943)	–	(76,258,943)

Balance, March 31, 2021	300,321,658	$300,322	–	$–	$721,203,155	$(545,816,267)	$(5,393)	$175,681,817

Issuance of Common Stock for Services	469,677	470	–	–	727,530	–	–	728,000
Share Based Compensation	–	–	–	–	2,994,172	–	–	2,994,172
Unrealized Loss on Marketable Securities	–	–	–	–	–	–	(509,625)	(509,625)
Foreign Currency Translation Adjustment	–	–	–	–	–	–	111,330	111,330
Net Loss	–	–	–	–	–	(7,383,978)	–	(7,383,978)

Balance, June 30, 2021	300,791,335	$300,792	–	$–	$724,924,857	$(553,200,246)	$(403,688)	$171,621,715

Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Value of Preferred Stock Conversion	3,171,428	3,172	(667)	(1)	(3,171)	–	–	–
Proceeds from Securities Purchase Agreement, Net	4,000,000	4,000	–	–	911,296	–	–	915,296
Proceeds From Warrant Exchange, net	500,000	500	–	–	169,500	–	–	170,000
Issuance of Common Stock for Services	43,077	43	–	–	27,957	–	–	28,000
Share Based Compensation	–	–	–	–	23,814	–	–	23,814
Net Loss	–	–	–	–	–	(5,835,944)	–	(5,835,944)

Balance, March 31, 2020	29,592,229	$29,593	430	$–	$76,246,472	$(71,883,079)	$(5,118)	$4,387,868

Proceeds from Securities Purchase Agreement, Net	47,500,000	47,500	–	–	43,792,875	–	–	43,840,375
Issuance of Common Stock for Services	49,610	50	–	–	190,950	–	–	191,000
Share Based Compensation	–	–	–	–	328,497	–	–	328,497
Value of Preferred Stock Conversion	1,571,430	1,571	(330)	–	(1,571)	–	–	–
Derivative Liability Adjustment	–	–	–	–	171,835,729	–	–	171,835,729
Note Conversion	65,476,190	65,476	–	–	(120,662)	–	–	(55,186)
Warrant Exercise	74,666,711	74,667	–	–	8,159,358	(1,840,384)	–	6,393,641
Warrant Revaluation	–	–	–	–	219,034,621	–	–	219,034,621
Warrants Issued for Services	–	–	–	–	519,513	–	–	519,513
Net Loss	–	–	–	–	–	(383,258,002)	–	(383,258,002)

Balance, June 30, 2020	218,856,170	$218,857	100	$–	$519,985,782	$(456,981,465)	$(5,118)	$63,218,056

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and June 30, 2020

(unaudited)

	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net Loss	$(83,642,921)	$(389,093,946)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	759,989	292,362
Depreciation and Amortization Expense	392,861	266,417
Accretion of Discount on Secured Convertible Notes	–	(7,288)
Bad Debt	(11,164)	99,792
Stock Issued for Services	41,000	219,000
Share Based Compensation Expense	5,567,320	352,311
Warrant Revaluation Expense	316,814	212,228,659
Lease Modification	(66,859)	–
Conversion Option Revaluation Expense	–	171,835,729
Debt Discount in Excess of the Principal	–	1,031,852
Warrant Inducement Expense	69,138,527	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	1,906,261	974,524
Inventory, net	–	9,277
Prepaid Expenses & Other Assets	(1,134,977)	(300,662)
Lease Deposits	(23,348)	–
Film and Television Costs, net	(3,175,941)	(381,777)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	921,952	126,144
Accrued Salaries & Wages	41,318	69,800
Deferred Revenue	(474,440)	62,290
Participations Payable	663,726	282,406
Due to Related Party	136,586	(493,309)
Accrued Expenses	(329,479)	95,159
Net Cash Used in Operating Activities	(8,972,775)	(2,331,260)

Cash Flows from Investing Activities:
Investment in Stan Lee Universe, LLC	(500,000)	–
Cash Payment for ChizComm, net of cash acquired	(7,788,877)	–
Investment in Marketable Securities	(80,902,119)	–
Investment in Intangible Assets, net	(5,000)	(500)
Investment in Property & Equipment	(120,210)	–
Net Cash Used in Investing Activities	(89,316,206)	(500)

Cash Flows from Financing Activities:
Payments On Lease Liability	131,951	(105,680)
Proceeds from Sale of Securities Purchase Agreement, net	–	44,755,671
Proceeds From Warrant Exchange	57,264,656	5,819,319
Proceeds from Senior Secured Convertible Notes, net	–	6,098,000
(Repayment)/Proceeds from Payroll Protection Program	(366,267)	366,267
Collection Of Investor Notes	–	3,600,000
Repayment of Secured Convertible Notes	–	(2,866,664)
Note Conversion Costs	–	(55,186)
Repayment of Production Facility, net	(825,348)	(1,202,313)
Net Cash Provided by Financing Activities	56,204,992	56,409,414

Net (Decrease)/Increase in Cash and Cash Equivalents	(42,083,989)	54,077,654
Beginning Cash and Cash Equivalents	100,456,324	305,121
Ending Cash and Cash Equivalents	$58,372,335	$54,382,775

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$–	$468,468
Schedule of Non-Cash Financing and Investing Activities
Issuance of common stock for services	$969,000	$–
Shares issued for ChizComm acquisition	$3,527,027	$–
Liability for Acquisition Earnout Shares	$7,210,000	$–
Senior Convertible notes were converted into 65,476,190 shares of Common Stock, 58,522,601 warrants were exercised on a cashless basis resulting in the issuance of 52,551,716 shares of Common Stock	$–	$13,750,000
Warrant Derivative Liability	$–	$10,229,852

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Financial Statements

June 30, 2021 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment, and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show is being broadcast in the United States on the Company’s wholly-owned distribution outlet, Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which the Company agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. This agreement enables the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license multiple properties each year. The Company is in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage.

In addition, the Company acts as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging the Company’s existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

Liquidity

During the six months ended June 30, 2021, the Company’s cash and cash equivalents and marketable security positions increased by $38,308,505, net. Cash and cash equivalents were used to purchase marketable securities of $80,902,119 during the six months ended June 30, 2021. Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Historically, the Company has incurred net losses. For the three months ended June 30, 2021 and June 30, 2020, the Company reported net losses of $7,383,978 and $383,258,002, respectively. For the six months ended June 30, 2021 and June 30, 2020, the Company reported net losses of $83,642,921 and $389,093,946, respectively. The Company reported net cash used in operating activities of $8,972,775 and $2,331,260 for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $553,200,246 and total stockholders’ equity of $171,621,715. As of June 30, 2021, the Company had current assets of $152,521,636, including cash and cash equivalents of $58,372,335, and current liabilities of $15,507,100. The Company had working capital of $137,014,536 as of June 30, 2021, compared to working capital of $101,387,183 as of December 31, 2020.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), were exercisable immediately, and the Company was required to register the shares of common stock underlying the New Warrants for resale.

As more fully discussed in Note 3 on February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, purchased the outstanding equity interests of ChizComm Ltd., a corporation organized in Canada and ChizComm USA Corp., a New Jersey corporation.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared Entertainment LLC, Llama Productions LLC, Rainbow Rangers Productions LLC, Superhero Kindergarten LLC, ChizComm Beacon Media LLC, ChizComm Ltd., Stan Lee Universe LLC and Shaq’s Garage Productions LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations and ASC 810 Consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Foreign Currency

The Company considers the U.S. dollar to be its functional currency for its United States based operations. The Company considers the Canadian dollar to be its functional currency for its Canada based operation. Accordingly, the financial information is translated from the Canadian dollar to the U.S. dollar for inclusion in the Company’s consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss), net in stockholders’ equity.

Foreign exchange transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of June 30, 2021, and December 31, 2020, the Company had cash and cash equivalents of $58,372,335 and $100,456,324, respectively.

Marketable Debt Securities

The Company purchases high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA/Aa2. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies its investments in marketable securities as “available-for-sale” and records these investments at fair value. The securities are available to support current operations and, accordingly, the Company classifies the investments as current assets without regard to their contractual maturity.

Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in accumulated other comprehensive (loss) income, a component of stockholders’ equity. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized as a loss in the consolidated statements of operations.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $54,840 as of June 30, 2021 and $43,676 as of December 31, 2020.

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

Right of Use Leased Assets

Effective January 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective transition method applied at the effective date of the standard.

The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance. For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as operating right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company does not have any finance leases.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of collateralized borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption, or the lease commencement date.

The operating lease ROU asset also includes any lease payments made prior to lease commencement date and excludes lease incentives. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. Lease expense is recognized on a straight-line basis over the lease term in the consolidated statement of operations. Lease incentives are recognized as a reduction to the lease expense on a straight-line basis over the underlying lease term.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the acquisition method. In accordance with FASB ASC 350, Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, the Company is required to estimate the fair market value of each of our reporting units, of which the Company has one. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary method is discounted cash flows. The Company estimates future cash flows and allocations of certain assets using estimates for future growth rates and judgment regarding the applicable discount rates. Changes to judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill or indefinite lived intangible assets in future periods.

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

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to the Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to the Company’s stock, the Company analyzes additional equity classification requirements per ASC 815-40, Contract’s in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, the Company also considers the bifurcation guidance for embedded derivatives per FASB ASC 815-15, Embedded Derivatives.

Film and Television Costs

The Company capitalizes production costs for episodic series produced in accordance with FASB ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue based on the initial market revenue evidenced by a firm commitment over the period of commitment. The Company expenses all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes.

The Company capitalizes production costs for films produced in accordance with FASB ASC 926-20, Entertainment - Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and then charged against revenue quarterly as a cost of production based on the relative fair value of the film(s) delivered and recognized as revenue. The Company evaluates its capitalized production costs annually and limits recorded amounts by their ability to recover such costs through expected future sales.

Additionally, for both episodic series and films, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the film or episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred

Revenue Recognition

The Company accounts for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers. The Company has identified the following six material and distinct performance obligations:

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

The Company recognizes revenue related to product sales when the Company completes its performance obligation, which is when the goods are transferred to the buyer.

Direct Operating Costs

Direct operating costs include costs of the Company’s product sales, non-capitalizable film costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which the Company is obligated to share net profits of the properties on which they have rendered services.

Share-Based Compensation

The Company issues stock-based awards to employees and non-employees that are generally in the form of stock options or restricted stock units (“RSUs”). Share-based compensation cost is recorded for all options and awards of non-vested stock based on the grant-date fair value of the award.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value on the grant date. The assumptions are as follows: (i) the expected term assumption of the award is based on the Company’s historical exercise and post-vesting behavior (ii) the expected volatility assumption is based on historical and implied volatilities of the Company’s common stock calculated based on a period of time generally commensurate with the expected term of the award; (iii) the risk-free interest rates are based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent expected term; (iv) and the expected dividend yields of the Company’s stock are based on history and expectations of future dividends payable. In the case of RSUs the fair value is calculated based on the Company’s underlying common stock on the date of grant.

The Company recognizes compensation expense over the requisite service period ratably, using the graded attribution method, which is in-substance, recognizing multiple awards based on the vesting schedule. The Company has elected to account for forfeitures when they occur. The Company issues authorized shares available for issuance under the 2015 and 2020 Plans upon employees’ exercise of their stock options.

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

Concentration of Risk

The Company’s cash is maintained at three financial institutions and from time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of June 30, 2021, the Company had three accounts with an uninsured balance of $56,601,018.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The investments are held and managed by a financial institution that follows the Company’s investment policy. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

For the three months ended June 30, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 11% of the total revenue. As of June 30, 2021, the Company had two customers whose accounts receivable exceeded 10% of total consolidated accounts receivable. Those customers accounted for 62% of accounts receivable. For the six months ended June 30, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 34% of the total revenue.

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

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1 - Observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments. The carrying amount of the Production Loan Facility approximates fair value since the debt carries a variable interest rate that is tied to either the current Prime or LIBOR rates plus an applicable spread.

The fair values of the available-for-sale securities are generally based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or a variety of valuation techniques, incorporating inputs that are currently observable in the markets for similar securities.

The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of June 30, 2021:

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$–	$45,254,451	$45,254,451
U.S. Treasury	5,964,342	–	5,964,342
U.S. agency and government sponsored securities	–	5,294,277	5,294,277
U.S. states and municipalities	–	11,150,277	11,150,277
Asset-Backed	–	12,729,147	12,729,147
Total	$5,964,342	$74,428,151	$80,392,494

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities. Refer to Note 4 for additional details. The fair values of the derivative warrants attached to the 2020 Convertible Notes were determined using the Black-Scholes-Merton model (Level 2) with standard valuation inputs. Refer to Note 18 for additional details. The fair value of the contingent earn-out liability was valued using Level 3 inputs. Refer to Note 3 for additional details.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2021 or December 31, 2020.

Business Combinations

The Company allocates the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that the Company use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. The Company estimates the fair value based upon assumptions management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. As part of the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The FASB has eliminated the cash conversion and beneficial conversion feature models. The FASB has also modified accounting rules relating to application of the scope exception from derivative accounting. The amendments revise the guidance in ASC 815-40-25-10, to remove three out of seven conditions from the settlement guidance, referred to as additional equity classification requirements. Following the above amendments, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, including smaller reporting companies the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted ASU No. 2020-06 starting January 1, 2021. The impact to the Company’s consolidated financial position, results of operations and cash flows was not material as the Company does not have any outstanding convertible instruments.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 3: Acquisition of ChizComm Entities

On February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, closed its previously announced acquisition pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) with (i) Harold Aaron Chizick, (ii) Jennifer Mara Chizick, (iii) Wishing Thumbelina Inc. (“Wishing Thumbelina”), and (iv) Harold Aaron Chizick and Jennifer Mara Chizick, the trustees of The Chizsix (2019) Family Trust for and on behalf of Harold Aaron Chizick, Jennifer Mara Chizick and Jay Mark Sonshine, trustees of The Chizsix (2019) Family Trust, (the “Trustees”) (each a “Seller” and, collectively, “Sellers”), pursuant to which the Company acquired from the Sellers all of the issued and outstanding equity interests of ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”) (the “Acquisition”).

The following table summarizes the fair value of the purchase price consideration paid to acquire ChizComm:

Amount
Cash consideration at closing	$8,500,000
Equity consideration at closing	3,527,027
Fair value of Earn-Out shares	7,210,000
Total	$19,237,027

Total consideration paid by the Company in the transaction at closing consisted of $8.5 million in cash and 1,980,658 shares (the “Closing Shares”) of the Company’s common stock with a value of approximately $3.5 million, both as subject to certain purchase price adjustments. Of the Closing Shares, 674,157 shares of common stock, with a value of approximately $1.2 million, were deposited into an escrow account to cover potential post-closing indemnification obligations of Sellers under the Purchase Agreement. Additionally, the Purchase Agreement also provides for the issuance of additional shares of common stock with an aggregate value of up to $8.0 million that may be issued to the Sellers if certain EBITDA and performance levels are achieved within a four-year period commencing on the date of the Purchase Agreement (Earn-Out).

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

The Earn-Out arrangement meets the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity, as it is not indexed to the Company’s own shares and is classified as a liability in the accompanying balance sheet. Liability classified contingent consideration is measured initially at the fair value on the acquisition date and is remeasured at each reporting period. Subsequent differences between the estimated fair value of the Earn-Out recorded at the acquisition date and the remeasurement date will be reflected as a charge or credit, as applicable, in the statement of operations. As of June 30, 2021, there were no material changes to the assumptions used on the acquisition date to value the contingent consideration, therefore no change in value was recorded.

The Company completed and finalized the purchase price allocation during the three months ended June 30, 2021. The Company recorded assets acquired and liabilities assumed at their respective fair values. The following table summarizes the final fair value of assets acquired and liabilities assumed:

Cash	$711,123
Accounts Receivable	6,150,919
Prepaid Expenses	56,594
Lease Deposits	12,390
Fixed Assets	147,689
Trade Name	3,430,000
Customer Relationships	6,140,000
Non-Compete Agreements	60,000
Goodwill	9,607,027
Accounts Payable and Accrued Expenses	(7,006,350)
Payroll Tax Liability	(72,365)

Total Consideration	$19,237,027

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

The acquisition was treated for tax purposes as a nontaxable transaction and as such, the historical tax basis of the acquired assets, net operating loss, and other tax attributes of ChizComm will carryover. As a result, no new goodwill for tax purposes was created in connection with the acquisition as there is no step-up to the fair value of the underlying tax bases of the acquired net assets.

The following supplemental pro forma information summarize the Company’s results of operations for the current reporting period, as if the Company completed the acquisition as of the beginning of the annual reporting period.

Supplemental pro forma information as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total Revenues	$2,342,205	$1,293,956	$4,758,768	$6,963,704

Net Loss	(7,383,978)	(383,624,941)	(84,269,062)	(391,305,960)

Net Loss per Common Share (Basic and Diluted)	$(0.02)	$(4.89)	$(0.29)	$(15.85)

Weighted Average Shares Outstanding (Basic and Diluted)	300,646,819	78,503,414	293,969,462	24,690,154

Note 4: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.

The investments in marketable securities had an adjusted cost basis of $80,902,119 and a market value of $80,392,494 as of June 30, 2021.

	Adjusted Cost	Unrealized Loss	Fair Value
Corporate Bonds	$45,625,483	$(371,032)	$45,254,451
U.S. Treasury	5,997,340	(32,998)	5,964,342
U.S. agency and government sponsored securities	5,300,463	(6,186)	5,294,277
U.S. states and municipalities	11,231,747	(81,470)	11,150,277
Asset-Backed	12,747,086	(17,939)	12,729,147
Total	$80,902,119	$(509,625)	$80,392,494

The Company reported the unrealized losses, net of taxes, as a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions. The Company has evaluated these securities and determined that no allowance is necessary based on the credit quality and the low risk of loss due to the security type. The fair value is expected to recover as the securities approach maturity.

The contractual maturities of the Company’s marketable investments as of June 30, 2021 were as follows:

Fair Value
Due after 1 year through five years	$70,408,695
Due after 5 years through 10 years	2,074,020
Due after 10 years (a)	7,909,779
Total	$80,392,494

(a)	Included within this category are municipal bonds with a fair value of $2,300,000 that the Company plans to sell within the next twelve months.

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company did not sell any securities during the three or six months ended June 30, 2021, that resulted in gains or losses.

Note 5: Property and Equipment, Net

The Company has property and equipment as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Furniture and Equipment	$124,585	$19,419
Computer Equipment	231,097	168,122
Leasehold Improvements	43,485	14,182
Software	115,622	68,152
Production Equipment	23,017	–
Property and Equipment, Gross	537,806	269,875
Less Accumulated Depreciation	(203,908)	(174,047)
Property and Equipment, Net	$333,898	$95,828

During the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $15,265 and $13,537, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $29,829 and $27,075, respectively.

Note 6: Right of Use Leased Asset

Right of use asset consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Office Lease Asset	$2,700,864	$2,245,093
Printer Lease Asset	12,374	12,374
Right Of Use Asset, Gross	2,713,238	2,257,467

Office Lease Accumulated Amortization	(402,403)	(274,980)
Printer Lease Accumulated Amortization	(11,605)	(10,123)
Right Of Use Asset, Net	$2,299,230	$1,972,364

During the three months ended June 30, 2021 and June 30, 2020, the Company recorded amortization expense of $82,668 and $109,458, respectively. During the six months ended June 30, 2021 and June 30, 2020, the Company recorded amortization expense of $128,905 and $217,704, respectively.

Note 7: Film and Television Costs, Net

As of June 30, 2021, the Company had net Film and Television Costs of $14,972,446, compared to $11,828,494 as of December 31, 2020. The increase primarily relates to the development costs related to Stan Lee’s Superhero Kindergarten offset by amortization of Rainbow Rangers Season 1 and Llama Llama Seasons 1 & 2.

During the three months ended June 30, 2021 and 2020, the Company recorded Film and Television Cost amortization expense of $553,562 and $185,748, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded Film and Television Cost amortization expense of $658,369 and $292,363, respectively.

The following table highlights the activity in Film and Television Costs as of June 30, 2021, and December 31, 2020:

Total
Film and Television Costs, Net as of December 31, 2019	$9,906,885
Additions to Film and Television Costs	2,901,207
Film Amortization Expense	(979,598)
Film and Television Costs, Net as of December 31, 2020	11,828,494
Additions to Film and Television Costs	3,903,941
Film Amortization Expense	(759,989)
Film and Television Costs, Net as of June 30, 2021	$14,972,446

Note 8: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10,365,806 in goodwill, representing the excess of the fair value of the consideration for the merger with A Squared over net identifiable assets acquired. Pursuant to FASB ASC 350-20, Goodwill is not subject to amortization but is subject to annual review to determine if certain events warrant impairment to the goodwill asset.

As a result of the ChizComm acquisition, the consideration exceeded the fair value of the assets acquired by $9,607,027. Accordingly, this amount was recorded as goodwill at the time of the acquisition. Through June 30, 2021, the Company has not recognized any impairment on goodwill.

The following table represents details of our goodwill balance:

Total
Goodwill as of December 31, 2020	$10,365,806
Acquisition of ChizComm Entities	9,607,027
Foreign Currency Translation Adjustment	22,203
Goodwill as of June 30, 2021	$19,995,036

Intangible Assets, Net

The Company had the following intangible assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Trademarks (a)	$129,831	$129,831
Trade Name (b)	3,430,000	–
Customer Relations (c)	6,140,000	–
Non-Compete (d)	60,000	–
Other Intangible Assets (a)	304,028	299,028
Intangible Assets, Gross	10,063,859	428,859
Foreign Currency Translation Adjustment	89,202	–
Less Accumulated Amortization	(634,292)	(400,165)
Intangible Assets, Net	$9,518,769	$28,694

(a)	Pursuant to FASB ASC 350-30-35, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended June 30, 2021 and June 30, 2020, the Company recognized, $8,276 and $10,847, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the six months ended June 30, 2021 and June 30, 2020, the Company recognized, $11,131 and $21,638, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.
(b)	Amount represents fair value of the ChizComm and ChizComm Beacon Media Trade Names which have been determined to have an indefinite useful life.
(c)	Amount represents fair value of the ChizComm and ChizComm Beacon Media Customer Relationships with a useful life of 12 years. Amortization expense for the three and six months ended June 30, 2021 was $129,277 and $214,610, respectively.
(d)	Amount represents fair value of the Non-Compete agreements as part of the ChizComm acquisition. The Non-Compete agreements have a useful life of 3 years. Amortization expense for the three and six months ended June 30, 2021 was $5,053 and $8,386, respectively.

Expected future intangible asset amortization as of June 30, 2021 is as follows:

Fiscal Year:
Remaining 2021	$276,655
2022	552,963
2023	549,018
2024	524,678
Thereafter	4,185,455
Total	$6,088,769

Note 9: Deferred Revenue

As of June 30, 2021 and December 31, 2020, the Company had total short term and long term deferred revenue of $3,957,937 and $4,432,377, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of June 30, 2021 and December 31, 2020 is the $3,394,967 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 10: Accrued Expenses, Salaries and Wages – Current

As of June 30, 2021 and December 31, 2020, the Company has the following current accrued liabilities:

	June 30, 2021	December 31, 2020
Other Accrued Expenses (a)	$151,345	$408,459
Accrued Salaries and Wages (b)	470,240	428,922
Total Accrued Liabilities – Current	$621,585	$837,381

(a)	Primarily represents accrued interest and legal fees.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees as of June 30, 2021 and the year ended December 31, 2020.

Note 11: Senior Secured Convertible Notes

On March 11, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) pursuant to which the Company agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13,750,000 (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11,000,000 funding amount (reflecting an original issue discount of $2,750,000) and (2) warrants to purchase 65,476,190 shares of the Company’s common stock exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7,000,000, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4,000,000 (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, the Company’s Chairman and Chief Executive Officer, participated as an Investor and invested $1,000,000 in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share (the “Placement Agent Warrants”).

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

Under the Loan and Security Agreement, Llama can request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement attached as an exhibit hereto. Prime Rate Loan advances shall bear interest, on the outstanding balance thereof, at a fluctuating per annum rate equal to 1.0% plus the Prime Rate (as such term is defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to Prime Rate Loans be less than 4.0% per annum. LIBOR Loan advances shall bear interest, on the outstanding balance thereof, for the period commencing on the funding date and ending on the date which is one (1), three (3) or six (6) months thereafter, at a per annum rate equal to 3.25% plus the LIBOR determined for the applicable Interest Period (as such terms are defined in the Loan and Security Agreement), provided that in no event shall the interest rate applicable to LIBOR Loans be less than 3.25% per annum. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility was June 30, 2021. Interest rates on advances under the Loan and Security Agreement averaged 4.25% as of June 30, 2020.

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

As of June 30, 2021, the Company had gross outstanding borrowing under the facility of $274,365. As of December 31, 2020, the Company had gross outstanding borrowing under the facility of $1,099,713. The outstanding balance was repaid on July 14, 2021.

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

Note 15: Stockholders’ Equity

Common Stock

As of June 30, 2021, the total number of authorized shares of Common Stock was 400,000,000.

On March 22, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain long-standing investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Registered Offering”), an aggregate of 4,000,000 shares of common stock at an offering price of $0.2568 per share for gross proceeds of approximately $1.0 million before deducting offering expenses. The Registered Offering closed on March 25, 2020.

As of June 30, 2021 and December 31, 2020, there were 300,791,335 and 258,438,514 shares of common stock outstanding, respectively.

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

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our Board of Directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

There were no shares of preferred stock outstanding as of June 30, 2021 and December 31, 2020.

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

During the three months ended June 30, 2021, the Company granted options to purchase 253,636 shares of common stock to employees that fully vest on January 24, 2024 and have a five-year term. The Company also granted 20,000 options to purchase shares of common stock to a new member of the Board of Directors that vest on June 24, 2022 and have a five-year term. The shares have an option price of $1.98 per share.

The table below outlines the weighted average assumptions for options granted during the three months ended March 31, 2021 and June 30, 2021:

	March 31, 2021	June 30, 2021
Exercise Price	$3.06	$1.98
Dividend Yield	0%	0%
Volatility	143%	101%
Risk-free interest rate	0.41%	0.90%
Expected life of options	5.0 years	5.0 years

The following table summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2020	9,116,176	1.69	$1.69
Granted	933,636	4.70	$2.74
Exercised	–	–	$–
Forfeited	150,000	4.26	$2.82
Expired	–	–	$–
Outstanding at June 30, 2021	9,899,812	8.55	$1.76

Unvested at June 30, 2021	3,280,303		$2.32
Vested and exercisable June 30, 2021	6,619,509		$1.48

During the three and six months ended June 30, 2021, the Company recognized $762,341 and $1,920,965, respectively in share-based compensation expense related to stock options. During the three and six months ended June 30, 2020, the Company recognized $328,497 and $352,311, respectively in share-based compensation expense. The unrecognized share-based compensation as of June 30, 2021 was $3,098,651 and will be recognized over a weighted average remaining contractual life of 7.62 years. The outstanding shares as of June 30, 2021 have an aggregated intrinsic value of $0. The weighted average fair values per option granted for the six months ended June 30, 2021 was determined to be $2.36.

Note 17: Restricted Stock Units

On December 7, 2020, the Company granted 9,075,000 shares of Restricted Stock Units (RSU’s) with a fair market value of $12,614,250 to certain employees and officers. Of such RSU’s, 7,500,000 were issued to Andy Heyward, the Company’s Chief Executive Officer (“CEO”) and were to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment (the “service-based awards”). The CEO also received an additional 7,500,000 RSU’s that vested in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain performance goals (the “performance-based awards”), which have not been established at the time the CEO and the Company entered into the arrangement, and subject to his continued employment. As the performance conditions have not been established for the performance-based awards, a grant date was not yet established.

On February 1, 2021, the Company issued 53,763 shares of RSU’s with a fair market value of $74,193.

On June 23, 2021, the Compensation Committee of the Board of Directors amended the service-based awards granted to the CEO, such that 3,750,000 of such RSUs shall continue to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment and the remaining 3,750,000 RSU’s shall be modified to vest based on performance or market conditions. The previously issued 7,500,000 performance-based awards, along with the 3,750,000 modified service-based awards, shall vest as follows:  (i) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.50 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.75 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days (the “market conditions”). In addition to the stock price and market capitalization vesting conditions set forth above, such 11,250,000 RSUs may also vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain operating performance-based vesting conditions established by the Compensation Committee on June 23, 2021 and subject to his continued employment, adjusted pro-ratably for vesting pursuant to the market conditions. As a result of these modifications, the RSUs subject to the market conditions were valued at $15,649,700 with a derived service period of 12 months, using a Monte-Carlo simulation model. This resulted in a $221,665 increase in stock-based compensation for the three months ended June 30, 2021.

On June 24, 2021, the Company issued 213,636 shares of RSU’s with a fair market value of $422,999.

The following table summarizes the Company’s restricted stock issuance during the six months ended December 31, 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	9,075,000	$1.39
Granted	267,399	$1.86
Vested	–	$–
Forfeited	–	$–
Unvested at June 30, 2021	9,342,399	$1.40

During the three and six months ended June 30, 2021, the Company recognized $2,231,833 and $3,646,356, respectively in share-based compensation expense related to RSU awards. The unvested share-based compensation as of June 30, 2021 is $19,334,519 which will be recognized through the fourth quarter of 2024 assuming the underlying grants are not cancelled or forfeited.

Note 18: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 shares as of June 30, 2021 and December 31, 2020.

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

The placement agent received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share. The fair values of derivative warrants attached to 2020 Convertible Notes and Notes conversion option were determined using the Black-Scholes-Merton model with standard valuation inputs. The valuation inputs as of March 17, 2020 included expected volatility of 89%, and annual interest rate of 0.66%. The warrants were determined to be liability classified and adjusted to fair value as of each reporting period. As of June 30, 2021, warrants to purchase 892,857 shares were outstanding and re-valued at $1,513,883, resulting in a net increase in liability of $316,814, as compared to December 31, 2020. The change in value is recorded in the Warrant Revaluation Expense line item within Net Other Income (Expense) on the consolidated statement of operations. The valuation inputs as of June 30, 2021 included expected volatility of 103%, and annual interest rate of 0.61%.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of $4,286,844 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), will be exercisable immediately, and will have a term of exercise of five years, The Company registered the resale of the shares of common stock issuable upon exercise of the New Warrants. The valuation inputs at January 28, 2021 included expected volatility of 144%, and annual interest rate of 0.42%. The fair value of these warrants was determined to be $69,138,527 using the Black-Scholes option pricing model, which was recorded as a warrant incentive expense and included in the calculation of the Net Loss per Common Share, based on the following assumptions:

Exercise Price	$2.37
Dividend Yield	0%
Volatility	144%
Risk-free interest rate	0.42%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2021:

	Warrants Outstanding Number of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	45,511,965	$0.21 - 5.30	5.19 years	$1.55
Warrants Granted	39,740,500	$2.37	4.58 years	$2.37
Warrants Exercised	39,740,500	$1.55	4.76 years	$1.55
Warrants Expired	–	$–	–	$–
Balance at June 30, 2021	45,511,965	$0.21 - 5.30	4.91 years	$2.27

Exercisable December 31, 2020	7,176,620	$0.76 - 6.00	3.77 years	$2.52
Exercisable June 30, 2021	44,511,965	$0.21 - 5.30	4.77 years	$2.29

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2021, and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 20: Commitment and Contingencies

Effective January 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective transition method applied at the effective date of the standard.

As of January 1, 2019, management recorded lease liability of $2,071,903, right-of-use asset of $2,153,747, accumulated amortization of $124,070, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306.

As of June 30, 2021, weighted-average lease term for operating leases equals to 72.72 months. Weighted-average discount rate equals to 9.86%.

On February 6, 2018, the Company entered into an operating lease for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. The Company pays rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective January 21, 2019, the Company entered into a sublease for the 6,969 square feet of general office space located at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to an 83-month sublease that commenced on February 4, 2019. The subtenant paid the Company rent of $422,321 annually, subject to annual escalations of 3.5%. On September 11, 2020, the Company entered into a Surrender Agreement with the landlord which terminated the 131 South Rodeo Dr. lease agreement. As a result, the Company recorded a decrease in the Right of Use asset, accumulated amortization, and the lease liability of $2,142,863, $465,124 and $1,760,302 respectively. The termination of the lease resulted in a loss of $338,586. Simultaneously, as part of the Surrender Agreement the Sublease was terminated.

On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $392,316 annually, subject to annual escalations of 3.5%.

On February 1, 2021, as part of the Acquisition, the Company assumed an operating lease that was entered into on May 19, 2019 for 6,845 square feet of general office space located at 245 Fairview Mall Drive, Suites 202 and 301, Toronto, Ontario M2J 4T1 pursuant to a 84 month lease which commenced on October 1, 2019. The Company pays rent of $95,830 annually, subject to annual escalations 5% to 7%.

On February 1, 2021, as part of the Acquisition, the Company assumed an operating lease that entered into on April 30, 2019 for 3,379 square feet of general office space located at One International Boulevard, 11th Floor, Mahawh, New Jersey pursuant to a 24-month lease which commenced on May 1, 2019. The Company pays rent of $74,338 annually.

On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which is expected to commence on August 1, 2021. The Company will pay $114,360 annually subject to annual escalations of 2.5%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended June 30, 2021 and June 30, 2020 were $131,403 and $207,839, respectively. Rental expenses incurred for operating leases during the six months ended June 30, 2021 and June 30, 2020 were $243,746 and $415,678, respectively. During the six months ended June 30, 2021, the Company did not receive sub-lease income. During the six months ended June 30, 2020, the Company received sub-lease income of $238,484.

The following is a schedule of future minimum contractual obligations as of June 30, 2021, under the Company’s operating leases and employment agreements:

	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$227,931	$572,896	$556,152	$578,180	$596,844	$896,766	$3,428,769
Employment Contracts	1,544,508	2,932,027	2,236,788	1,105,566	506,583	–	8,325,472
Consulting Contracts	150,000	187,500	–	–	–	–	337,500
	$1,922,439	$3,692,423	$2,792,940	$1,683,746	$1,103,427	$896,766	$12,091,741

Note 21: Related Party Transactions

Pursuant to his employment agreements dated November 16, 2018 and November 16, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,500 per half hour episode for each episode he provides services as an executive producer. The third identified series under this employment agreement is Stan Lee’s Superhero Kindergarten. During the six months ended June 30, 2021, 11 half hours were delivered. Accordingly, Mr. Heyward is owed $137,500 which is included in Due to Related Party on the Company’s condensed consolidated Balance Sheet.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three and six months ended June 30, 2021, the Company earned $0 in royalties from this agreement.

As of June 30, 2021, Mr. Heyward is owed $1,506 for reimbursable expenses which are included in Due to Related Party on the condensed consolidated Balance Sheet.

Note 22: Segment Reporting

The Company has determined that it operates in two operating segments, the production and distribution of children’s content and to provide media and advertising services.

The following table presents sales and earnings within our two operating segments.

	Content Production & Distribution	Media & Advertising Services	Total
Total Revenue	$1,681,756	$1,724,712	$3,406,469
% of segment revenue	49%	51%	100%

Total Assets	$193,873,259	$7,346,495	$201,219,754
% of segment assets	96%	4%	100%

Note 23: Subsequent Events

On July 20, 2021, Mr. Heyward was paid a bonus of $55,000.

On July 20, 2021, the Company issued 176,101 shares of the Company’s common stock valued at $1.55 per share to a production company for services.

On August 5, 2021, Mr. Heyward was paid $137,500 for accrued producer fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2021 and 2020. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2021 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment, and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. The show is being broadcast in the United States on our wholly-owned distribution outlet, Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. In July 2020, we entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. This agreement enables us to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license multiple properties each year. We are also in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Environmental, Social and Governance Strategy

We are attempting to shape culture, social attitudes and societal outcomes with our animated content and consumer products that touch the lives of young people and their families. As a global content company that reaches millions of people, we aim to be a positive force in the world.

We are committed to advancing and strengthening our approach to environmental, social and governance (“ESG”) topics to help serve our partners, audiences, employees and shareholders — and to enhance our success as a business.

We are committed to responsible, ethical and inclusionary business practices as outlined below:

Human Capital Management

We aim to build a culture that attracts and retains the best employees and a workplace where everyone feels welcome, safe and inspired. Our human capital management strategy is intended to address the following areas:

A Culture of Diversity, Equity and Inclusion

We seek to foster a culture of diversity, equity and inclusion through a range of partnerships, collaborations, programs and initiatives, some of which are described below.

We strive to be an inclusionary workplace because we believe that it strengthens our business.

•	In 2021, we created the role of Chief Diversity Officer. That role is responsible for both helping meet our hiring goals and reviewing the content we create.
•	Our board of directors is diverse: 33.3% female and with representation from people of color and the LBGTQ community.
•	Our diverse workforce is 59% female.

Preventing Harassment and Discrimination

We have enacted policies addressing harassment, discrimination and other behaviors that could create a hostile workplace, some of which are described below.

•	We make available to our employees, training on preventing sexual harassment, discrimination and retaliation.
•	We expect employees to report any violations of Company policies, including sexual harassment, they witness. Among other ways, employees can report incidents of harassment using our anonymous complaint and reporting hotline.

Social Impact and Corporate Social Responsibility

We believe that the content we produce, primarily directed at young people and their families, both reflects and influences how our young viewers perceive and understand important issues. We endeavor to earn our viewers’ trust through a variety of practices, and we are focused on using our platforms to create positive social impacts.

By way of just a few examples: in our show Rainbow Rangers, a diverse cast of girls works to save animals and protect the environment, while demonstrating the power of teamwork; in our Llama Llama series, we teach kindness and inclusion, and feature a differently abled character, which we have been told is appreciated by moms and kids who deal with physical challenges. In the earliest days of the COVID-19 pandemic, we spread public service messages to keep our audiences safe and informed with animated shorts featuring the iconic voices from our series including Warren Buffett from The Secret Millionaires Club and Jennifer Garner, the voice of Mama Llama from the Llama Llama series.

Our mission statement says it all: “Content with a Purpose.” Social justice, caring about the environment and modeling appropriate and inclusionary behavior for kids has been part of our company for many years and we are constantly seeking ways to improve on what we have already been doing.

Recent Financings

On January 28, 2021, we entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of our common stock at their original exercise price of $1.55 per share (the “Exercise”). We received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share and with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months), were exercisable immediately, and we were required to register the shares of common stock underlying the New Warrants for resale.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of our employees have been working remotely from home, with only a few individuals monitoring the office as needed. A safe return-to-work plan has been developed. We had announced a return to office date of September 7, 2021, for fully vaccinated employees. However, due to a recent surge in COVID-19 cases and the increased transmissibility ofCOVID-19 variants, there may be a further delay in returning, in-person, to the office. We have not experienced any disruption in our supply chain, nor have we experienced any negative impact from our animation production partners. However, shipping logistical issues and increased expenses due to COVID-19 may impact our consumer products partners and our projected advertising revenues. With regard to content distribution, we have observed demand increases for streaming entertainment services in 2021. If there is a further resurgence and the COVID-19 outbreak is prolonged, we may see a negative impact on our revenues.

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

Results of Operations

Our summary results for the three months ended June 30, 2021 and the three months ended June 30, 2020 are below.

Revenues

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Licensing & Royalties	$1,236,156	$162,759	$1,073,397	660%
Media Advisory & Advertising Services	971,324	–	971,324	N/A
Television & Home Entertainment	67,959	326,244	(258,285)	(79)%
Advertising Sales	66,102	70,357	(4,255)	(6)%
Product Sales	664	1,319	(655)	(50)%
Total Revenue	$2,342,205	$560,679	$1,781,526	318%

Licensing and Royalties revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended June 30, 2021 compared to the three months ended June 30, 2020, Licensing and Royalties revenue increased $1,073,397 or 660%. The increase was primarily due to proceeds received in conjunction with the mutually agreed termination of certain licensing rights.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions. The increase of $971,324 was a result of the ChizComm acquisition on February 1, 2021.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, video-on-demand (“VOD”), or subscription video-on-demand (“SVOD”) in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended June 30, 2021 compared to the three months ended June 30, 2020, Television & Home Entertainment revenue decreased $258,285, or 79%. The decrease was primarily due to the recognition of revenue related to the delivery of Rainbow Rangers Season 2 in 2020. There was no comparable delivery during the same period 2021.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales decreased by $4,255 or 6%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to reduced Ad impressions to drive an increase in market share and user growth.

Product sales are generated through Merch by Amazon and consist of on-demand printed t-shirt sales for the Llama Llama and Rainbow Rangers brands. Product sales decreased $655 or 50%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2021.

Expenses

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Marketing and Sales	$1,540,882	$128,556	$1,412,326	1,099%
Direct Operating Costs	1,269,301	440,015	829,286	188%
General and Administrative	7,106,151	2,368,834	4,737,317	200%
Interest Expense	8,803	430,606	(421,803)	(98)%
Total	$9,925,137	$3,368,011	$6,557,126	195%

Marketing and sales expenses increased $1,412,326, or 1,099%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in marketing and advertising expenses to promote Stan Lee’s Superhero Kindergarten and the Kartoon Channel!.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended June 30, 2021, we recorded film and television cost amortization expense of $553,562 and participation expense of $704,949 compared to expenses of $292,362 and $370,803, respectively, for the three months ended June 30, 2020. The increases in direct operating costs for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is primarily due to increased amortization and participation expenses related to revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended June 30, 2021 increased $4,737,317, or 200%, compared to the same period in 2020. This increase was primarily related to the acquisition of the ChizComm entities, increases in legal professional fees, share based compensation, rent expense and directors’ and officers’ insurance.

Interest expense for the three months ended June 30, 2021 decreased $421,803, or 98%, compared to the same period in 2020. This decrease was due to the repayment of the outstanding Senior Secured Convertible Notes in 2020.

Our summary results for the six months ended June 30, 2021 and the three months ended June 30, 2020 are below.

Revenues

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Licensing & Royalties	$1,406,616	$366,124	$1,040,492	284%
Media Advisory & Advertising Services	1,724,712	–	1,724,712	N/A
Television & Home Entertainment	151,430	378,461	(227,031)	(60)%
Advertising Sales	122,564	149,014	(26,450)	(18)%
Product Sales	1,146	1,819	(673)	(37)%
Total Revenue	$3,406,468	$895,418	$2,511,050	280%

Licensing and Royalties revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the six months ended June 30, 2021 compared to the six months ended June 30, 2020, Licensing and Royalties revenue increased $1,040,492, or 284%. The increase was primarily due to proceeds received in conjunction with the mutually agreed termination of certain licensing rights. On April 7, 2021, we finalized a Mutual Termination Agreement with Mattel, Inc., with regard to Rainbow Rangers property. The agreement allows us to contract with other companies for the design and manufacturing of Rainbow Rangers toys.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions. The increase of $1,724,712 was a result of the ChizComm acquisition on February 1, 2021.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the six months ended June 30, 2021 compared to the six months ended June 30, 2020, Television & Home Entertainment revenue decreased $227,031, or 60%. The decrease was primarily due to the recognition of revenue related to the delivery of Rainbow Rangers Season 2 in 2020. There was no comparable delivery during the same period 2021.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales decreased by $26,450 or 18%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to reduced Ad impressions to drive an increase in market share and user growth.

Product sales are generated through Merch by Amazon and consist of on-demand printed t-shirt sales for the Llama Llama and Rainbow Rangers brands. Product sales decreased $673 or 37%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2021.

Expenses

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Marketing and Sales	$2,142,710	$241,256	$1,901,454	788%
Direct Operating Costs	1,517,767	667,521	850,246	127%
General and Administrative	14,039,979	4,131,416	9,908,563	240%
Interest Expense	17,509	1,151,609	(1,134,100)	(98)%
Total	$17,717,965	$6,191,802	$11,526,163	186%

Marketing and sales expenses increased $1,901,454, or 788%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in marketing and advertising expenses to promote Stan Lee’s Superhero Kindergarten and the Kartoon Channel!.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the six months ended June 30, 2021, we recorded film and television cost amortization expense of $658,369 and participation expense of $704,949 compared to expenses of $292,362 and $370,803, respectively, for the six months ended June 30, 2020. The increases in direct operating costs for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is primarily due to increased amortization and participation expenses related to revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for the six months ended June 30, 2021 increased $9,908,563, or 240%, compared to the same period in 2020. This increase was primarily related to the acquisition of the ChizComm entities, increases in legal professional fees, share based compensation, rent expense and directors’ and officers’ insurance.

Interest expense for the six months ended June 30, 2021 decreased $1,134,100, or 98%, compared to the same period in 2020. This decrease was due to the repayment of the outstanding Senior Secured Convertible Notes in 2020.

Liquidity and Capital Resources

During the six months ended June 30, 2021, our cash and cash equivalents and marketable security positions increased by $38,308,505, net. Cash and cash equivalents were used to purchase marketable securities of $80,902,119 during the six months ended June 30, 2021.

Working Capital

As of June 30, 2021, we had current assets of $152,521,636, including cash and cash equivalents of $58,372,335, and current liabilities of $15,507,100, resulting in working capital of $137,014,536. As of December 31, 2020, we had current assets of $108,566,089, including cash and cash equivalents of $100,456,324, and current liabilities of $7,178,906, resulting in working capital of $101,387,183.

The increase of $35,627,353 in working capital as compared to December 31, 2020, was primarily due to an increase in the our cash and cash equivalents and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of ChizComm.

During the six months ended June 30, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash balances.

Comparison of Cash Flows for the Six Months Ended June 30, 2021, and the Six Months Ended June 30, 2020

Our total cash and cash equivalents were $58,372,335 and $54,382,775 as of June 30, 2021 and June 30, 2020, respectively.

Comparison of Cash Flows

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
Cash used in operations	$(8,972,775)	$(2,331,260)	$(6,641,515)	(285) %
Cash used in investing activities	(89,316,206)	(500)	(89,315,706)	N/A
Cash provided by financing activities	56,204,992	56,409,414	(204,422)	(0.36) %
(Decrease)/Increase in cash and cash equivalents	$(42,083,989)	$54,077,654	$(96,161,643)	177%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $8,972,775 as compared to cash used in operating activities of $2,331,261 during the comparable period in the prior year. The increase in cash used in operating activities was primarily due to the increase in stock-based compensation expense, accounts receivable (primarily due to the ChizComm Acquisition) and film and television costs. These increases were partially offset by increases in accounts payable (primarily due to the ChizComm acquisition).

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $89,316,206 as compared to a use of $500 for the six months ended June 30, 2020. The increase in cash used for investing was primarily due to our investment in marketable securities of $80,902,119. Investing activities also include the cash paid, net of cash acquired from the ChizComm Acquisition of $7,788,877 which occurred on February 1, 2021.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $56,204,992 as compared to $56,409,414 of cash provided by the comparable period in 2020. The primary source of cash during the six months ended June 30, 2021 was the net proceeds of $57,264,656 from the warrant exercise during January 2021. During the six months ended June 30, 2020, our primary sources of cash were the net sales of common shares for $44,755,672, net proceeds from the 2020 Convertible Notes of $6,098,000, the net proceeds of $5,819,319 from warrant exercises and $3,600,000 from the collection of the Investor Notes.

Capital Expenditures

As of June 30, 2021, we do not have any material commitments for capital expenditures.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2020 Form 10-K describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the six months ended June 30, 2021 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2021, there were no material pending legal proceedings to which we are a party or as to which any of its property is subject other than described below.

On June 16, 2021, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Central District of California styled A Parent Media Co. Inc. v. Genius Brands International, Inc., Case No. 2:21-CV-04897, alleging that the Company has infringed the plaintiff’s federally registered trademarks KIDOODLE.TV, KIDOODLE and KIDOODLETV by sponsoring Google Ads in which the plaintiff’s trademarks appeared. The Company has denied the plaintiff’s allegations and believes that in the event of a finding of liability any potential damages would be nominal. The case is in the early stages with an initial status conference scheduled for August 30, 2021, and it is likely that a close of discovery will be set in early 2022 with a trial date scheduled for mid-to-late 2022.

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward and its Chief Financial Officer Robert Denton are named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). In a consolidated amended complaint filed February 1, 2021, the Lead Plaintiffs allege generally that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false or misleading statements regarding the Company’s business and business prospects, artificially inflating the Company’s stock price during an alleged class period running from March 11 through July 5, 2020. Plaintiffs seek unspecified damages on behalf of the alleged class of persons who invested in our common stock during the alleged class period. On March 17, 2021, the defendants filed a motion to dismiss the amended complaint. That motion is fully briefed, and the Court took the motion under submission without oral argument in early July 2021. We cannot predict the outcome of the motion or the timing of a decision from the Court. Pending resolution of the motion to dismiss, neither discovery nor other substantive proceedings are occurring or expected.

Related to the securities class action, the Company’s directors, Chief Executive Officer and Chief Financial Officer have been named as defendants in several putative shareholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the securities lawsuit, purportedly exposing the Company to liability and damaging the Company in an unspecified amount. By these derivative lawsuits, the plaintiffs seek no recovery from the Company. Instead, as a shareholder derivative action, the Company is named as Nominal Defendant; and plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the motion to dismiss in the securities action.

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

In all of the above-mentioned proceedings, the Company has denied and continues to deny any wrongdoing and intends to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 14, 2021, the Company issued 469,677 shares of the Company’s common stock valued at $1.55 per share for production services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On December 7, 2020, Andy Heyward, the Company’s Chief Executive Officer, received an aggregate of 15,000,000 restricted stock units (“RSUs”), each representing a contingent right to receive one share of Company common stock, under the Company’s 2020 Incentive Plan, as amended. Of such RSUs, (i) 7,500,000 RSUs were to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment, and (ii) 7,500,000 RSUs vested in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain performance goals and subject to his continued employment. On June 23, 2021, the Compensation Committee of the Board of Directors amended such RSU awards so that 3,750,000 of such RSUs shall continue to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment and the remaining 11,250,000 RSUs shall vest as follows: (i) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.50 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.75 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days. In addition to the stock price and market capitalization vesting conditions set forth above, such 11,250,000 RSUs may also vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain operating performance-based vesting conditions established by the Compensation Committee and subject to his continued employment and also subject to pro rata adjustment for vesting pursuant to the stock price or market capitalization vesting conditions.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1**	Section 906 Certification of Chief Executive Officer.

32.2**	Section 906 Certification of Chief Financial Officer.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 16, 2021	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

