Form 10-Q
period 2021-09-30
Genius Brands International, Inc.
filed 2021-11-15
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,967,436 shares of common stock, par value $0.001 per share, were outstanding as of November 12, 2021.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2021, and December 31, 2020

ASSETS	September 30, 2021	December 31, 2020
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$4,884,149	$100,456,324
Investment in Marketable Securities (amortized cost of $125,692,272)	125,340,336	–
Accounts Receivable, net	4,911,773	1,731,373
Other Receivable	643,687	–
Prepaid Expenses and Other Assets	7,266,226	6,378,392
Total Current Assets	143,046,171	108,566,089

Property and Equipment, net	399,214	95,828
Right of Use Assets, net	2,221,287	1,972,364
Film and Television Costs, net	16,293,040	11,828,494
Lease Deposits	78,739	43,001
Investment in ChizComm	–	300,798
Investment in Stan Lee Universe, LLC	2,000,000	1,000,000
Intangible Assets, net	9,310,300	28,694
Goodwill	19,976,832	10,365,806
Total Assets	$193,325,583	$134,201,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,604,829	$785,526
Accrued Expenses	155,327	408,459
Participations Payable	3,947,945	3,160,016
Deferred Revenue	365,548	684,129
Notes Payable	28,249	–
Payroll Protection Program	–	366,267
Warrant Derivative Liability	1,094,023	1,197,068
Lease Liability	568,407	146,099
Due to Related Party	230,931	2,420
Accrued Salaries and Wages	612,040	428,922
Total Current Liabilities	11,607,299	7,178,906

Long Term Liabilities:
Deferred Revenue	3,573,291	3,748,248
Lease Liability	1,945,079	2,052,530
Production Facility, net	–	1,099,713
Contingent Earn Out	7,210,000	–
Notes Payable	87,946	–
Disputed Trade Payable	925,000	925,000
Total Liabilities	25,348,615	15,004,397

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	–	–
Common Stock, $0.001 par value, 400,000,000 shares authorized 300,791,335 and 258,438,514 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	300,792	258,439
Additional Paid in Capital	730,477,723	588,500,680
Accumulated Deficit	(562,464,295)	(469,557,324)
Accumulated Other Comprehensive Loss	(337,252)	(5,118)
Total Stockholders' Equity	167,976,968	119,196,677

Total Liabilities and Stockholders’ Equity	$193,325,583	$134,201,074

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2021 and September 30, 2020

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Licensing & Royalties	$90,660	$199,572	$1,497,277	$565,696
Media Advisory & Advertising Services	1,181,792	–	2,906,504	–
Television & Home Entertainment	520,691	31,375	672,120	409,837
Advertising Sales	76,901	42,715	199,464	191,728
Product Sales	1,405	330	2,551	2,149
Total Revenues	1,871,449	273,992	5,277,916	1,169,410

Operating Expenses:
Marketing and Sales	1,187,754	364,869	3,330,915	606,125
Direct Operating Costs	634,082	219,451	2,151,848	886,972
General and Administrative	9,884,073	3,042,178	23,932,322	7,173,594
Total Operating Expenses	11,705,909	3,626,498	29,415,085	8,666,691

Loss from Operations	(9,834,460)	(3,352,506)	(24,137,169)	(7,497,281)

Other Income (Expense):
Interest Income	182,589	69,699	314,473	98,039
Loss on Lease Termination	–	(342,060)	–	(342,060)
Realized Loss on Marketable Securities	(24,779)	–	(24,779)	–
Gain (Loss) on Foreign Exchange	5,467	–	(4,450)	–
Warrant Incentive Expense	–	–	(69,138,527)	–
Warrant Revaluation Gain (Loss)	419,860	1,556,574	103,046	(210,672,085)
Conversion Option Revaluation Expense	–	–	–	(171,835,729)
Sub-Lease Income	–	78,277	–	316,762
Interest Expense	(2,057)	(17,193)	(19,565)	(1,168,801)
Net Other Income (Expense)	581,080	1,345,297	(68,769,802)	(383,603,874)

Loss Before Income Tax Expense	(9,253,380)	(2,007,209)	(92,906,971)	(391,101,155)

Income Tax Expense	–	–	–	–

Net Loss Applicable to Common Shareholders	$(9,253,380)	$(2,007,209)	$(92,906,971)	$(391,101,155)

Net Loss per Common Share (Basic and Diluted)	$(0.03)	$(0.01)	$(0.31)	$(3.63)

Weighted Average Shares Outstanding (Basic and Diluted)	300,321,658	218,991,119	296,001,742	107,786,940

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Nine Months Ended September 30, 2021 and September 30, 2020

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Loss	$(9,253,380)	$(2,007,209)	$(92,906,971)	$(391,101,155)
Net Unrealized Loss on Marketable Securities (1)	(219,188)	–	(376,715)	–
Net Realized Loss on Marketable Securities Included in Earnings	24,779	–	24,779	–
Foreign Currency Translation Adjustment	(91,253)	–	19,802	–
Comprehensive Net Loss	$(9,539,042)	$(2,007,209)	$(93,239,105)	$(391,101,155)

(1)	Prior quarter amounts have been revised to correct an error in previously issued financial statements. See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended September 30, 2021 and September 30, 2020

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2020	258,438,514	$258,439	–	$–	$588,500,680	$(469,557,324)	$(5,118)	$119,196,677

Shares Issued for ChizComm acquisition	1,980,658	1,981	–	–	3,525,046	–	–	3,527,027
Proceeds From Warrant Exchange, net	39,740,500	39,740	–	–	57,224,916	–	–	57,264,656
Issuance of Common Stock for Services	161,986	162	–	–	240,838	–	–	241,000
Share Based Compensation	–	–	–	–	2,573,148	–	–	2,573,148
Warrant Incentive	–	–	–	–	69,138,527	–	–	69,138,527
Foreign Currency Translation Adjustment	–	–	–	–	–	–	(275)	(275)
Net Loss	–	–	–	–	–	(76,258,943)	–	(76,258,943)

Balance, March 31, 2021	300,321,658	$300,322	–	$–	$721,203,155	$(545,816,267)	$(5,393)	$175,681,817

Issuance of Common Stock for Services	469,677	470	–	–	727,530	–	–	728,000
Share Based Compensation	–	–	–	–	2,994,172	–	–	2,994,172
Unrealized Loss on Marketable Securities (1)	–	–	–	–	–	–	(157,527)	(157,527)
Foreign Currency Translation Adjustment	–	–	–	–	–	–	111,330	111,330
Net Loss	–	–	–	–	–	(7,394,648)	–	(7,394,648)

Balance, June 30, 2021	300,791,335	$300,792	–	$–	$724,924,857	$(553,210,915)	$(51,590)	$171,963,144

Share Based Compensation	–	–	–	–	5,552,866	–	–	5,552,866
Unrealized Loss on Marketable Securities	–	–	–	–	–	–	(194,409)	(194,409)
Foreign Currency Translation Adjustment	–	–	–	–	–	–	(91,253)	(91,253)
Net Loss	–	–	–	–	–	(9,253,380)	–	(9,253,380)

Balance, September 30, 2021	300,791,335	$300,792	–	–	$730,477,723	$(562,464,295)	$(337,252)	$167,976,968

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2019	21,877,724	$21,878	1,097	$1	$75,117,076	$(66,047,135)	$(5,118)	$9,086,702

Value of Preferred Stock Conversion	3,171,428	3,172	(667)	(1)	(3,171)	–	–	–
Proceeds from Securities Purchase Agreement, Net	4,000,000	4,000	–	–	911,296	–	–	915,296
Proceeds From Warrant Exchange, net	500,000	500	–	–	169,500	–	–	170,000
Issuance of Common Stock for Services	43,077	43	–	–	27,957	–	–	28,000
Share Based Compensation	–	–	–	–	23,814	–	–	23,814
Net Loss	–	–	–	–	–	(5,835,944)	–	(5,835,944)

Balance, March 31, 2020	29,592,229	$29,593	430	$–	$76,246,472	$(71,883,079)	$(5,118)	$4,387,868

Proceeds from Securities Purchase Agreement, Net	47,500,000	47,500	–	–	43,792,875	–	–	43,840,375
Issuance of Common Stock for Services	49,610	50	–	–	190,950	–	–	191,000
Share Based Compensation	–	–	–	–	328,497	–	–	328,497
Value of Preferred Stock Conversion	1,571,430	1,571	(330)	–	(1,571)	–	–	–
Derivative Liability Adjustment	–	–	–	–	171,835,729	–	–	171,835,729
Note Conversion	65,476,190	65,476	–	–	(120,662)	–	–	(55,186)
Warrant Exercise	74,666,711	74,667	–	–	8,159,358	(1,840,384)	–	6,393,641
Warrant Revaluation	–	–	–	–	219,034,621	–	–	219,034,621
Warrants Issued for Services	–	–	–	–	519,513	–	–	519,513
Net Loss	–	–	–	–	–	(383,258,002)	–	(383,258,002)

Balance, June 30, 2020	218,856,170	$218,857	100	$–	$519,985,782	$(456,981,465)	$(5,118)	$63,218,056

Issuance of Common Stock for Services	157,060	157	–	–	131,344	–	–	131,501
Share Based Compensation	–	–	–	–	411,825	–	–	411,825
Warrant Exercise	16,670	16	–	–	54,995	–	–	55,011
Warrants Issued for Services	–	–	–	–	1,327,646	–	–	1,327,646
Net Loss	–	–	–	–	–	(2,007,209)	–	(2,007,209)

Balance, September 30, 2020	219,029,900	$219,030	100	$(0)	521,911,592	$(458,988,674)	$(5,118)	$63,136,830

(1) Prior quarter amounts have been revised to correct an error in previously issued financial statements. See Note 2 of the Notes to unaudited Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and September 30, 2020

(unaudited)

	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net Loss	$(92,906,971)	$(391,101,155)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	1,073,154	395,073
Depreciation and Amortization Expense	425,891	379,047
Right of Use Asset Amortization	202,020	–
Amortization of Premium on Marketable Securities	333,716	–
Accretion of Discount on Secured Convertible Notes	–	(7,288)
Bad Debt	(76,078)	92,659
Stock Issued for Services	41,000	350,501
Share Based Compensation Expense	11,120,187	764,137
Warrant Revaluation (Gain) Loss	(103,046)	210,672,085
Loss on Lease Termination	–	342,060
Conversion Option Revaluation Expense	–	171,835,729
Debt Discount in Excess of the Principal	–	1,031,852
Warrant Incentive Expense	69,138,527	–
Realized Loss on Marketable Securities	24,779	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	3,046,597	1,608,314
Other Receivable	(179,026)	–
Inventory, net	–	9,277
Prepaid Expenses & Other Assets	(631,240)	(55,750)
Lease Deposits	(23,348)	325,000
Film and Television Costs, net	(4,809,700)	(1,789,000)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(2,886,249)	(458,974)
Accrued Salaries & Wages	183,118	111,961
Deferred Revenue	(493,538)	197,054
Participations Payable	787,929	381,212
Lease Liability	(136,085)	(159,247)
Due to Related Party	228,511	(432,864)
Accrued Expenses	(325,499)	32,491
Net Cash Used in Operating Activities	(15,965,351)	(5,475,826)

Cash Flows from Investing Activities:
Investment in Stan Lee Universe, LLC	(1,000,000)	(500,000)
Cash Payment for ChizComm, net of cash acquired	(7,788,877)	–
Investment in Marketable Securities	(305,387,221)	–
Proceeds from Principal Collections on Marketable Securities	1,762,148	–
Proceeds from Sales of Marketable Securities	177,109,646	–
Investment in Intangible Assets, net	(8,200)	(22,500)
Investment in Property & Equipment	(209,191)	(32,426)
Net Cash Used in Investing Activities	(135,521,695)	(554,926)

Cash Flows from Financing Activities:
Proceeds from Sale of Securities Purchase Agreement, net	–	44,755,671
Proceeds From Warrant Exchange	57,264,656	5,874,329
Proceeds from Senior Secured Convertible Notes, net	–	6,098,000
(Repayment)/Proceeds from Payroll Protection Program	(366,267)	366,267
Collection Of Investor Notes	–	3,600,000
Repayment of Secured Convertible Notes	–	(2,866,664)
Proceeds from Notes Payable	116,195	–
Note Conversion Costs	–	(55,186)
Repayment of Production Facility, net	(1,099,713)	(1,585,220)
Net Cash Provided by Financing Activities	55,914,871	56,187,197

Net (Decrease)/Increase in Cash and Cash Equivalents	(95,572,175)	50,156,445
Beginning Cash and Cash Equivalents	100,456,324	305,121
Ending Cash and Cash Equivalents	$4,884,149	$50,461,566

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$15,565	$468,468
Schedule of Non-Cash Financing and Investing Activities
Issuance of common stock for services	$728,000	$–
Shares issued for ChizComm acquisition	$3,527,027	$–
Liability for Acquisition Earnout Shares	$7,210,000	$–
Senior Convertible notes were converted into 65,476,190 shares of Common Stock, 58,522,601 warrants were exercised on a cashless basis resulting in the issuance of 52,551,716 shares of Common Stock	$–	$13,750,000
Warrant Derivative Liability	$–	$10,229,852

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021 (unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment, and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. Another new offering is KC Pop Quiz, a live action game show featuring kids as contestants. The show is hosted by Casey Simpson, a prominent influencer and former Nickelodeon star. Both KC Pop Quiz and Superhero Kindergarten are being broadcast in the United States on the Company’s wholly-owned distribution outlet, Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which the Company agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC.” POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. This agreement enables the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license multiple properties each year. The Company is in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage.

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

As more fully discussed in Note 3, on February 1, 2021, the Company, through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, purchased the outstanding equity interests of ChizComm Ltd., a corporation organized in Canada, and ChizComm USA Corp., a New Jersey corporation.

Liquidity

During the nine months ended September 30, 2021, the Company’s cash and cash equivalents and marketable security positions increased by $29,768,161. Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, primarily with a view for liquidity and capital preservation. Accordingly, available-for-sale securities, consisting principally of corporate and government debt securities, and money market funds classified as cash equivalents are also available as a source of liquidity. During the nine months ended September 30, 2021, the Company purchased marketable securities of $128,277,575, net of redemptions during the period.

Historically, the Company has incurred net losses. For the three months ended September 30, 2021 and September 30, 2020, the Company reported net losses of $9,253,380 and $2,007,209, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the Company reported net losses of $92,906,971 and $391,101,155, respectively. The Company reported net cash used in operating activities of $15,965,351 and $5,475,826 for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $562,464,295 and total stockholders’ equity of $167,976,968. As of September 30, 2021, the Company had current assets of $143,046,171, including cash and cash equivalents of $4,884,149 and marketable securities of $125,340,336, and current liabilities of $11,607,299. The Company had working capital of $131,438,872 as of September 30, 2021, compared to working capital of $101,387,183 as of December 31, 2020.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4,286,844. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share, exercisable immediately, with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months). The Company was required to register the resale of the shares of common stock issuable upon exercise of the New Warrants.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited statements. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

The accompanying condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, Statements of Stockholders' Equity, and Statements of Cash Flows for all periods presented.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These relcassifications had no effect on the reported results of operations.

Correction of Error

During the third quarter of fiscal 2021, the Company discovered an error in the unaudited Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statement of Stockholder’s Equity for the three months ended June 30, 2021. The reported line item for Net Unrealized Loss on Marketable Securities improperly included the amount of purchased and accrued interest. As a result of this error, Other Comprehensive Loss was overstated by $352,098 for the three and six months ended June 30, 2021. Net Unrealized Loss on Marketable Securities was previously reported as $(509,625) for the three months and six months ended June 30, 2021. The error did not have a material impact on prior period Condensed Consolidated Statement of Operations. Corrected amounts are included in the comparative periods presented in this Form 10-Q.

Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production & Distribution Segment which produces and distributes children’s content, and the Media & Advertising Services Segment which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ChizComm Ltd., the Company’s operations were comprised of a single segment.

The accounting policies for each segment are the same as for the Company as a whole. Refer to Note 23 for additional information.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Genius Brands International, Inc., its wholly-owned subsidiaries A Squared Entertainment LLC, Llama Productions LLC, Rainbow Rangers Productions LLC, Superhero Kindergarten LLC, ChizComm Beacon Media LLC, ChizComm Ltd., Stan Lee Universe LLC, Shaq’s Garage Productions LLC and KCPQ Productions LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Foreign exchange transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had cash and cash equivalents of $4,884,149 and $100,456,324, respectively. During the three months ended September 30, 2021, the Company transferred $2,600,000 of cash deposits from its investment account to money market funds, classified as cash equivalents on the consolidated balance sheets.

Marketable Debt Securities

The Company purchases high quality, investment grade securities from diverse issuers. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies its investments in marketable securities as “available-for-sale” and records these investments at fair value. The securities are available to support current operations and, accordingly, the Company classifies the investments as current assets without regard to their contractual maturity.

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

The Company reports accrued interest receivable separately from the available-for-sale securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Approximately $514,099 in interest income was receivable as of September 30, 2021, classified within Other Receivables on the condensed consolidated balance sheets.

Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The Company assesses its accounts receivable balances on a quarterly basis to determine collectability and records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses based on historical experience and future expectations. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had an allowance for doubtful accounts of $119,754 as of September 30, 2021 and $43,676 as of December 31, 2020.

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

The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance. For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as operating right of use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company does not have any finance leases.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the acquisition method. In accordance with FASB ASC 350, Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, the Company is required to estimate the fair market value of each of its reporting units, of which the Company has two. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary method is discounted cash flows. The Company estimates future cash flows and allocations of certain assets using estimates for future growth rates and judgment regarding the applicable discount rates. Changes to judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units, which could result in an impairment of goodwill or indefinite lived intangible assets in future periods.

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

When required, the Company also considers the bifurcation guidance for embedded derivatives per ASC 815-15, Embedded Derivatives.

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

Additionally, for episodic series, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred

Revenue Recognition

The Company accounts for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers. The Company has identified the following seven material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (“Functional Intellectual Property” or “functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability be played or aired. Functional Intellectual Property derives a substantial portion of its utility from its significant standalone functionality).

•

License rights to exploit Symbolic Intellectual Property (“Symbolic Intellectual Property” or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content).

•	Provide media and advertising services to clients.
•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

•	Fixed fee advertising revenue generated from the Genius Brands Kartoon Channel!

•	Variable fee advertising revenue generated from the Genius Brands Kartoon Channel!

The Company recognizes revenue related to licensed rights to exploit functional IP in two ways; for minimum guarantees, the Company recognizes fixed revenue upon delivery of content and the start of the license period and for functional IP contracts with a variable component, the Company estimates revenue such that it is probable there will not be a material reversal of revenue in future periods. The Company recognizes revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

The Company sells advertising on its App and OTT based “Kartoon Channel!” in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served.

The Company provides media and advertising services to clients. Revenue is recognized when the services are performed. When the Company purchases advertising for clients on linear and across digital and streaming platforms and receives a commission, the commissions are recognized as revenue in the month the advertising is displayed.

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insured amount. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account. As of September 30, 2021, the Company had three accounts with an uninsured balance in bank deposit accounts of $1,907,973.

The Company has a managed account and a brokerage account with a financial institution. The managed account maintains our investments in marketable securities of $125,340,336 and bank deposits held in a sweep program of $1,328,895 as of September 30, 2021. The brokerage account holds $2,600,000 as of September 30, 2021. Assets in the managed account and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1 billion. As of September 30, 2021, the Company has not had account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

For the three months ended September 30, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 13% of the total revenue and 6% of accounts receivable. For the nine months ended September 30, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. That customer accounted for 22% of the total revenue and 0% of accounts receivable. As of September 30, 2021, the Company had three customers whose accounts receivable exceeded 10% of total consolidated accounts receivable. Those customers accounted for 59% of accounts receivable.

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

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of September 30, 2021:

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$–	$50,729,516	$50,729,516
U.S. Treasury	27,011,819	–	27,011,819
U.S. agency and government sponsored securities	–	6,886,041	6,886,041
U.S. states and municipalities	–	15,488,378	15,488,378
Asset-Backed	–	24,226,129	24,226,129
Commercial paper	–	998,453	998,453
Total	$27,011,819	$98,328,517	$125,340,336

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities. Refer to Note 4 for additional details. The fair values of the derivative warrants attached to the 2020 Convertible Notes were determined using the Black-Scholes-Merton model (Level 2) with standard valuation inputs. Refer to Note 19 for additional details. The fair value of the contingent earn-out liability was valued using Level 3 inputs. Refer to Note 3 for additional details.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2021 or December 31, 2020.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On November 16, 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses, Effective Dates approving a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. As part of the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The FASB has eliminated the cash conversion and beneficial conversion feature models. The FASB has also modified accounting rules relating to application of the scope exception from derivative accounting. The amendments revise the guidance in ASC 815-40-25-10, to remove three out of seven conditions from the settlement guidance, referred to as additional equity classification requirements. Following the above amendments, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for public business entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, including smaller reporting companies the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has early adopted ASU No. 2020-06 starting January 1, 2021 on a modified retrospective basis. The impact to the Company’s consolidated financial position, results of operations and cash flows was not material as the Company does not have any convertible instruments outstanding as of the beginning of the fiscal year.

In May 2021, the FASB issued ASU No. 2021-04, Modification of Equity-Classified Written Call Options. The update requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. Under the amendments, an issuer should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The recognition of the modification depends on the nature of the transaction in which a warrant is modified, i.e., in connection with equity issuance, debt origination, debt modification, or other. For example, if a warrant is modified in connection with an equity issuance, the issuer should recognize the increase (and disregard any decrease) in the warrant’s fair value as an equity issuance cost, which should be charged against the gross proceeds of the offering. The amendments are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. The amendment would be applied prospectively to modifications that occur after the date of initial application. The Company will apply the amendment during the interim periods of fiscal year 2022 to any prospective modifications.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 3: Acquisition of ChizComm Entities

On February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, closed its previously announced acquisition pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) with (i) Harold Aaron Chizick, (ii) Jennifer Mara Chizick, (iii) Wishing Thumbelina Inc. (“Wishing Thumbelina”), and (iv) Harold Aaron Chizick and Jennifer Mara Chizick, the trustees of The Chizsix (2019) Family Trust for and on behalf of Harold Aaron Chizick, Jennifer Mara Chizick and Jay Mark Sonshine, trustees of The Chizsix (2019) Family Trust, (the “Trustees”) (each a “Seller” and, collectively, “Sellers”), pursuant to which the Company acquired from the Sellers all of the issued and outstanding equity interests of ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”) (the “ChizComm Acquisition”).

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

The ChizComm Acquisition was approved by the board of directors of each company. Transaction costs incurred relating to this acquisition including legal and accounting totaled $539,806, which is included in general and administrative expenses on the statement of operations. The ChizComm Acquisition expands the Company’s revenue streams into media and advertising services.

The Company has determined that the ChizComm Acquisition constitutes a business acquisition as defined by ASC 805, Business Combinations. Accordingly, the assets acquired and the liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values and represent managements best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Measurements and Disclosures.

The Earn-Out arrangement meets the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity, as it is not indexed to the Company’s own shares and is classified as a liability in the accompanying balance sheet. Liability classified contingent consideration is measured initially at the fair value on the acquisition date and is remeasured at each reporting period. Subsequent differences between the estimated fair value of the Earn-Out recorded at the acquisition date and the remeasurement date will be reflected as a charge or credit, as applicable, in the statement of operations. As of September 30, 2021, there were no material changes to the assumptions used on the acquisition date to value the contingent consideration, therefore no change in value was recorded.

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

The identifiable intangible assets acquired of $9,630,000 was composed of $3,430,000 for ChizComm’s trade name with an indefinite economical life, $6,140,000 for ChizComm’s customer base with a useful life of approximately 12 years, and $60,000 for ChizComm’s non-compete agreements with an economic life of 3 years.

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

Supplemental pro forma information as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total Revenues	$1,871,449	$3,786,292	$6,630,216	$5,414,987

Net Loss	(9,253,380)	(2,164,427)	(93,533,387)	(391,625,312)

Net Loss per Common Share (Basic and Diluted)	$(0.03)	$(0.01)	$(0.32)	$(3.63)

Weighted Average Shares Outstanding (Basic and Diluted)	300,321,658	218,991,119	296,001,742	107,786,940

Note 4: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.

The investments in marketable securities had an adjusted cost basis of $125,692,272 and a market value of $125,340,336 as of September 30, 2021.

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$50,870,232	$(140,716)	$50,729,516
U.S. Treasury	27,074,769	(62,950)	27,011,819
U.S. agency and government sponsored securities	6,898,275	(12,234)	6,886,041
U.S. states and municipalities	15,549,377	(60,999)	15,488,378
Asset-Backed	24,301,617	(75,488)	24,226,129
Commercial paper	998,002	451	998,453
Total	$125,692,272	$(351,936)	$125,340,336

The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions and is expected to recover as the securities approach maturity. The Company has evaluated these securities and determined that no allowance is necessary based on the credit quality and the low risk of loss due to the security type. The Company has not yet held marketable securities in an unrealized loss position for greater than twelve months. A net realized loss of $24,779 related to the prepayment of principals for certain mortgage-backed securities was recorded in earnings during the three months ended September 30, 2021.

The contractual maturities of the Company’s marketable investments as of September 30, 2021 were as follows:

Fair Value
Due after 1 year through 5 years	$104,873,382
Due after 5 years through 10 years	6,740,772
Due after 10 years (a)	13,726,182
Total	$125,340,336

(a)	Included within this category are municipal bonds with a fair value of $2,300,000 that the Company plans to sell within the next twelve months.

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company did not sell any securities during the three or nine months ended September 30, 2021, that resulted in material gains or losses.

Note 5: Property and Equipment, Net

The Company has property and equipment as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Furniture and Equipment	$179,905	$19,419
Computer Equipment	264,357	168,122
Leasehold Improvements	43,485	14,182
Software	115,622	68,152
Production Equipment	23,017	–
Property and Equipment, Gross	626,386	269,875

Less Accumulated Depreciation	(227,172)	(174,047)
Property and Equipment, Net	$399,214	$95,828

During the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $23,665 and $10,206, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $53,494 and $37,281, respectively.

Note 6: Right of Use Leased Asset

Right of use asset consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Office Lease Asset	$2,696,036	$2,245,093
Printer Lease Asset	12,374	12,374
Right Of Use Asset, Gross	2,708,410	2,257,467

Accumulated Amortization	(487,123)	(285,103)
Right Of Use Asset, Net	$2,221,287	$1,972,364

ROU asset amortization during the three months ended September 30, 2021 and September 30, 2020, was $82,323 and $89,412, respectively. ROU asset amortization during the nine months ended September 30, 2021 and September 30, 2020, was $202,020 and $307,115, respectively.

Note 7: Film and Television Costs, Net

As of September 30, 2021, the Company had net Film and Television Costs of $16,293,040, compared to $11,828,494 as of December 31, 2020. The increase primarily relates to the production costs related to Stan Lee’s Superhero Kindergarten and KC Pop Quiz, offset by amortization of Rainbow Rangers Season 1&2 and Llama Llama Seasons 1 & 2.

During the three months ended September 30, 2021 and 2020, the Company recorded Film and Television Cost amortization expense of $249,141 and $101,716, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded Film and Television Cost amortization expense of $907,511 and $395,073, respectively.

The following table highlights the activity in Film and Television Costs as of September 30, 2021, and December 31, 2020:

Total
Film and Television Costs, Net as of December 31, 2019	$9,906,885
Additions to Film and Television Costs	2,901,207
Film Amortization Expense	(979,598)
Film and Television Costs, Net as of December 31, 2020	11,828,494
Additions to Film and Television Costs	5,537,700
Film Amortization Expense	(1,073,154)
Film and Television Costs, Net as of September 30, 2021	$16,293,040

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

Through September 30, 2021, the Company has not recognized any impairment on goodwill. The Company will perform its annual review of goodwill during the fourth quarter.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment:

	Content Production & Distribution	Media & Advertising Services	Total
Goodwill as of December 31, 2020	$10,365,806	$–	$10,365,806
Acquisition of ChizComm Entities	–	9,607,027	9,607,027
Foreign Currency Translation Adjustment	–	3,999	3,999
Goodwill as of September 30, 2021	$10,365,806	$9,611,026	$19,976,832

Intangible Assets, Net

The Company had the following intangible assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Trademarks (a)	$129,831	$129,831
Trade Name (b)	3,430,000	–
Customer Relations (c)	6,140,000	–
Non-Compete (d)	60,000	–
Other Intangible Assets (a)	304,028	299,028
Intangible Assets, Gross	10,063,859	428,859
Foreign Currency Translation Adjustment	15,353	–
Less Accumulated Amortization	(768,912)	(400,165)
Intangible Assets, Net	$9,310,300	$28,694

(a)	Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended September 30, 2021 and September 30, 2020, the Company recognized, $2,757 and $13,013, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets. During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized, $13,888 and $34,651, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.
(b)	Amount represents fair value of the ChizComm and ChizComm Beacon Media Trade Names which have been determined to have an indefinite useful life.
(c)	Amount represents fair value of the ChizComm and ChizComm Beacon Media Customer Relationships with a useful life of 12 years. Amortization expense for the three and nine months ended September 30, 2021 was $128,083 and $341,553, respectively.
(d)	Amount represents fair value of the Non-Compete agreements as part of the ChizComm acquisition. The Non-Compete agreements have a useful life of 3 years. Amortization expense for the three and nine months ended September 30, 2021 was $5,006 and $13,350, respectively.

Expected future intangible asset amortization as of September 30, 2021 is as follows:

Fiscal Year:
Remaining 2021	$135,725
2022	542,900
2023	538,955
2024	514,703
Thereafter	4,148,017
Total	$5,880,300

Note 9: Deferred Revenue

As of September 30, 2021 and December 31, 2020, the Company had total short term and long term deferred revenue of $3,938,839 and $4,432,377, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of September 30, 2021 and December 31, 2020 is the $3,369,695 which is the remaining balance from the total $3,489,583 advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 10: Accrued Expenses, Salaries and Wages – Current

As of September 30, 2021 and December 31, 2020, the Company has the following current accrued liabilities:

	September 30, 2021	December 31, 2020
Other Accrued Expenses (a)	$155,327	$408,459
Accrued Salaries and Wages (b)	612,040	428,922
Total Accrued Liabilities – Current	$767,367	$837,381

(a)	Primarily represents accrued interest and legal fees.
(b)	Represents accrued salaries and wages and accrued vacation payable to employees as of September 30, 2021 and the year ended December 31, 2020.

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

On September 28, 2018, Llama entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with the Lender, pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4,231,989 to Llama (the “Loan”). The proceeds of the Loan were used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and nineteen 11- minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix. To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama could request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility was June 30, 2021.

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

As of December 31, 2020, the Company had gross outstanding borrowings under the facility of $1,099,713. The outstanding balance of $274,365 was repaid on July 14, 2021.

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

Note 14: Payroll Protection Program Loan

On April 30, 2020, the Company received loan proceeds in the amount of $366,267 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered through the Small Business Administration (“SBA”). The Company repaid the outstanding balance, including interest of $3,452 on April 28, 2021.

Note 15: Note Payable

On February 1, 2021, as part of the ChizComm Acquisition, the Company assumed a $200,000 business loan that was entered into on October 15, 2019. The loan matures on September 15, 2026, with payments of $2,999, plus interest at a rate of Prime plus 2.85% per annum, due monthly. As of September 30, 2021, the Company has an outstanding balance of $116,195, classified as a note payable within current and noncurrent liabilities on its consolidated balance sheets.

Note 16: Stockholders’ Equity

Common Stock

As of September 30, 2021, the total number of authorized shares of Common Stock was 400,000,000.

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

As of September 30, 2021 and December 31, 2020, there were 300,791,335 and 258,438,514 shares of common stock outstanding, respectively.

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

There were no shares of preferred stock outstanding as of September 30, 2021 and December 31, 2020.

Note 17: Stock Options

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

The Company did not grant any options during the three months ended September 30, 2021.

The table below outlines the weighted average assumptions for options granted during the three months ended March 31, 2021 and June 30, 2021:

	March 31, 2021	June 30, 2021
Exercise Price	$3.06	$1.98
Dividend Yield	0%	0%
Volatility	143%	101%
Risk-free interest rate	0.41%	0.90%
Expected life of options	5.0 years	5.0 years

The following table summarizes the stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2020	9,116,176	1.69	$1.69
Granted	933,636	4.45	$2.74
Exercised	–	–	$–
Forfeited	(165,000)	2.79	$3.98
Expired	–	–	$–
Outstanding at September 30, 2021	9,884,812	8.31	$1.77

Unvested at September 30, 2021	3,255,303	7.40	$2.31
Vested and exercisable September 30, 2021	6,629,509	8.75	$1.50

During the three and nine months ended September 30, 2021, the Company recognized $915,374 and $2,836,339, respectively in share-based compensation expense related to stock options. During the three and nine months ended September 30, 2020, the Company recognized $411,825 and $764,136, respectively in share-based compensation expense. The unrecognized share-based compensation expense as of September 30, 2021 was $2,183,277 and will be recognized over a weighted average remaining contractual life of 7.40 years. The outstanding shares as of September 30, 2021 have an aggregated intrinsic value of $0. The weighted average fair values per option granted for the nine months ended September 30, 2021 was determined to be $2.36.

Note 18: Restricted Stock Units

On December 7, 2020, the Company granted 9,075,000 shares of Restricted Stock Units (RSUs) with a fair market value of $12,614,250 to certain employees and officers. Of such RSUs, 7,500,000 were issued to Andy Heyward, the Company’s Chief Executive Officer (“CEO”) and were to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment (the “service-based awards”). The CEO also received an additional 7,500,000 RSUs that vested in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain performance goals (the “performance-based awards”), which have not been established at the time the CEO and the Company entered into the arrangement, and subject to his continued employment. As the performance conditions have not been established for the performance-based awards, a grant date was not yet established.

On February 1, 2021, the Company issued 53,763 RSUs with a fair market value of $74,193.

On June 23, 2021, the Compensation Committee of the Board of Directors amended the service-based awards granted to the CEO, such that 3,750,000 of such RSUs shall continue to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment and the remaining 3,750,000 RSUs shall be modified to vest based on performance or market conditions. The previously issued 7,500,000 performance-based awards, along with the 3,750,000 modified service-based awards, shall vest as follows:  (i) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.50 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.75 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days (the “market conditions”). In addition to the stock price and market capitalization vesting conditions set forth above, such 11,250,000 RSUs may also vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain operating performance-based vesting conditions established by the Compensation Committee on June 23, 2021 and subject to his continued employment, adjusted pro-ratably for vesting pursuant to the market conditions. As a result of these modifications, the RSUs subject to the market conditions were valued at $15,649,700 with a derived service period of 12 months, using a Monte-Carlo simulation model.

On June 24, 2021, the Company issued 213,636 shares of RSUs with a fair market value of $422,999.

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	9,075,000	$1.39
Granted	7,767,399	$1.40
Vested	–	$–
Forfeited	–	$–
Unvested at September 30, 2021	16,842,399	$1.40

During the three and nine months ended September 30, 2021, the Company recognized $4,637,492 and $8,283,848, respectively, in share-based compensation expense related to RSU awards. The unvested share-based compensation as of September 30, 2021 is $14,697,027 which will be recognized through the fourth quarter of 2024, assuming the underlying grants are not cancelled or forfeited.

Note 19: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 shares as of September 30, 2021 and December 31, 2020.

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

Pursuant to the SPA described in Note 11, the Company issued to the note holders warrants to purchase 65,476,191 shares of common stock, exercisable for a period of 5five years at an initial exercise price of $0.26 per share.

The placement agent received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share. The fair values of derivative warrants attached to the 2020 Convertible Notes and Notes conversion option were determined using the Black-Scholes-Merton option pricing model with standard valuation inputs. The valuation inputs as of March 17, 2020 included expected volatility of 89%, and annual interest rate of 0.66%. The warrants were determined to be liability classified and adjusted to fair value as of each reporting period. As of September 30, 2021, warrants to purchase 892,857 shares were outstanding and re-valued at $1,094,023, resulting in a net decrease in liability of $103,046, as compared to December 31, 2020. The change in value is recorded in the Warrant Revaluation Gain (Loss) line item within Net Other Income (Expense) on the consolidated statement of operations. The valuation inputs as of September 30, 2021 included expected volatility of 107%, and annual interest rate of 0.64%.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of $4,286,844. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share, exercisable immediately, with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months). The Company registered the resale of the shares of common stock issuable upon exercise of the New Warrants. The fair value of these warrants was determined to be $69,138,527 using the Black-Scholes option pricing model and was recorded as Warrant Incentive Expense within Net Other Income (Expense) on the condensed consolidated statement of operations, based on the following assumptions:

Exercise Price	$2.37
Dividend Yield	0%
Volatility	144%
Risk-free interest rate	0.42%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2021:

	Warrants Outstanding Number of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	45,511,965	$0.21 - 5.30	5.19 years	$1.55
Warrants Granted	39,740,500	$2.37	4.58 years	$2.37
Warrants Exercised	(39,740,500)	$1.55	4.76 years	$1.55
Warrants Expired	–	$–	–	$–
Balance at September 30, 2021	45,511,965	$0.21 - 5.30	4.91 years	$2.27

Exercisable December 31, 2020	7,176,620	$0.76 - 6.00	3.77 years	$2.52
Exercisable September 30, 2021	44,511,965	$0.21 - 5.30	4.77 years	$2.29

Note 20: Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2021, and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 21: Commitment and Contingencies

Effective January 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective transition method applied at the effective date of the standard. Pursuant to the adoption, management recorded a right-of-use asset of $2,153,747, accumulated amortization of $124,070, a lease liability of $2,071,903, a reversal of previously recorded deferred rent of $37,920 and the increase in accumulated deficit of $4,306 for the operating lease entered into on February 6, 2018, for 6,969 square feet of general office space at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212 pursuant to a 91-month lease that commenced on May 25, 2018. The Company paid rent of $364,130 annually, subject to annual escalations of 3.5%.

Effective January 21, 2019, the Company entered into an 83-month sublease for the 6,969 square feet of general office space, that commenced on February 4, 2019. The subtenant paid the Company rent of $422,321 annually, subject to annual escalations of 3.5%. On September 11, 2020, the Company entered into a Surrender Agreement with the landlord which terminated the 131 South Rodeo Dr. lease agreement. As a result, the Company recorded a decrease in the right-of-use asset, accumulated amortization, and the lease liability of $2,142,863, $465,124 and $1,760,302 respectively. The termination of the lease resulted in a loss of $338,586. Simultaneously, as part of the Surrender Agreement the Sublease was terminated.

On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $392,316 annually, subject to annual escalations of 3.5%.

On February 1, 2021, as part of the ChizComm Acquisition, the Company assumed an operating lease that was entered into on May 19, 2019 for 6,845 square feet of general office space located at 245 Fairview Mall Drive, Suites 202 and 301, Toronto, Ontario M2J 4T1 pursuant to an 84-month lease which commenced on October 1, 2019. The Company pays rent of $95,830 annually, subject to annual escalations 5% to 7%. Also, as part of the ChizComm Acquisition, the Company assumed an operating lease that was entered into on April 30, 2019 for 3,379 square feet of general office space located at One International Boulevard, 11th Floor, Mahawh, New Jersey pursuant to a 24-month lease which ended on May 1, 2021. The Company paid rent of $74,338 annually.

On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company will pay $114,360 annually subject to annual escalations of 2.5%.

As of September 30, 2021, the weighted-average lease term for operating leases equals to 69 months. Weighted-average discount rate equals to 8.32%.

In addition, the Company has contractual commitments for employment agreements of certain employees.

Rental expenses incurred for operating leases during the three months ended September 30, 2021 and September 30, 2020 were $124,189 and $141,962, respectively. Rental expenses incurred for operating leases during the nine months ended September 30, 2021 and September 30, 2020 were $367,935 and $557,640, respectively. During the nine months ended September 30, 2021, the Company did not receive sub-lease income. During the nine months ended September 30, 2020, the Company received sub-lease income of $316,762.

The following is a schedule of future minimum contractual obligations as of September 30, 2021, under the Company’s operating leases and employment agreements:

	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$162,898	$679,772	$665,681	$690,463	$711,662	$1,306,939	$4,217,415
Employment Contracts	856,355	2,932,028	2,236,787	1,105,566	506,583	–	7,637,319
Consulting Contracts	75,000	187,500	–	–	–	–	262,500
	$1,094,253	$3,799,300	$2,902,468	$1,796,029	$1,218,245	$1,306,939	$12,117,234

Note 22: Related Party Transactions

Pursuant to his employment agreements dated November 16, 2018 and November 16, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,500 per half hour episode for each episode he provides services as an executive producer. The fourth identified series under this employment agreement is Stan Lee’s Superhero Kindergarten. Accordingly, Mr. Heyward is owed $175,000 which is included in Due to Related Party on the Company’s condensed consolidated balance sheet.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three and nine months ended September 30, 2021, the Company earned $0 in royalties from this agreement.

As of September 30, 2021, Mr. Heyward was awarded $55,000 as a quarterly bonus and is owed $931 for reimbursable expenses which are included in Due to Related Party on the condensed consolidated balance sheet.

Note 23: Segment Reporting

The Company’s CODM uses revenue and net earnings to evaluate the profitability and performance of each operating segment. All other financial information is reviewed by the CODM on a consolidated basis. The CODM does not evaluate the operating segments using asset information and it is therefore not disclosed. All expenses directly attributable to each reportable segment is included in operating results for each segment. However, the CODM does not evaluate the expenses by operating segment and, therefore, it is not separately presented.

The following table presents the revenue and net earnings within our two operating segments:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total Revenues:
Content Production & Distribution	$689,657	$273,992	$2,371,412	$1,169,410
Media & Advertising Services	1,181,792	–	2,906,504	–
Total Revenue	$1,871,449	$273,992	$5,277,916	(1,169,410)

Net Loss:
Content Production & Distribution	(8,872,348)	(2,007,209)	(91,702,308)	$(391,101,155)
Media & Advertising Services	(381,032)	–	(1,204,663)	–
Total Operating Loss	(9,253,380)	(2,007,209)	$(92,906,971)	$(391,101,155)

Geographic Information

The following table provides information about disaggregated revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$1,209,753	$273,992	$3,689,866	$1,169,410
Canada	661,696	–	1,588,050	–
Total Revenue	$1,871,449	$273,992	$5,277,916	$1,169,410

Note 24: Subsequent Events

On September 30, 2021, the Company entered into a loan agreement and promissory with POW! in which the Company loaned POW! $1,250,000. The loan bears interest at 9% and is due November 1, 2022. The loan was funded on October 12, 2021.

On October 5, 2021, Mr. Heyward was paid $55,000 in bonuses, this amount was included in Due to Related Party on the Company’s condensed consolidated Balance Sheet as of September 30, 2021.

On October 8, 2021 Mr. Heyward was paid $175,000 for producer fees, this amount was included in Due to Related Party on the Company’s condensed consolidated Balance Sheet as of September 30, 2021.

On October 22, 2021 Mr. Heyward was paid $75,000 for producer fees.

On October 26, 2021, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company and Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act, whereby the Company will purchase 100% of WOW’s issued and outstanding shares for $38.4 million in cash and 11,000,000 shares of the Company’s common shares. The acquisition will allow the Company to expand its audience demographic into the lucrative teens and young adult marketplaces, provide additional content on Kartoon Channel! and provide additional brands to be put through the consumer products and global distribution sales networks. Since the acquisition occurred after the reporting date but before the filing of this form 10-Q, the Company has not completed its initial accounting for the business combination which will be accounted for using the acquisition method of accounting. The fair value of the assets and liabilities are still to be determined, which precludes the Company from reporting substantially all the required disclosure including the supplemental pro forma information at this time.

On October 27, 2021, the Company issued 176,101 shares of the Company’s common stock valued at $1.59 per share for production services to an unrelated third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2021 and 2020. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2021 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content in all formats as well as a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment, and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. Another new offering is KC Pop Quiz, a live action game show featuring kids as contestants. The show is hosted by Casey Simpson, a prominent influencer and former Nickelodeon star. Both KC Pop Quiz and Superhero Kindergarten are being broadcast in the United States on our wholly-owned distribution outlet, Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon and which was renewed for a second season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. In July 2020, we entered into a binding term sheet with POW, Inc. in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC”. POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. This agreement enables us to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which Genius Brands plans to develop and license multiple properties each year. We are also in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage.

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

We strive to be an inclusionary workplace because we believe that it strengthens our business.

•	In 2021, we created the role of Chief Diversity Officer. That role is responsible for both helping meet our hiring goals and reviewing the content we create.
•	Our board of directors is diverse: 33.3% female and with representation from people of color and the LBGTQ community.
•	Our diverse workforce is approximately 62% female.

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

Recent Financings

On January 28, 2021, we entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of our common stock at their original exercise price of $1.55 per share (the “Exercise”). We received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of approximately $4,286,844. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share, exercisable immediately, with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months). We were required to register the resale of the shares of common stock issuable upon exercise of the New Warrants.

Coronavirus (COVID-19)

With respect to the ongoing and evolving coronavirus (“COVID-19”) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, COVID-19 has caused substantial disruption in international and U.S. economies and markets. COVID-19 has had an adverse impact on the entertainment industry and, if repercussions of COVID-19 are prolonged, could have a significant adverse impact on our business, which could be material. The majority of our employees have been working remotely from home, with only a few individuals monitoring the office as needed. A safe return-to-work plan has been developed. We had announced a return to office date of September 7, 2021, for fully vaccinated employees. However, due to a recent surge in COVID-19 cases and the increased transmissibility of COVID-19 variants, the planned date for returning, in-person, to the office is January 3, 2022.

To date, we believe that COVID-19 has started to cause a negative impact on our business, including the effects on our customers, suppliers and vendors, which could have a negative impact on our financial results. Our management cannot at this point estimate the impact of COVID-19 on our business, and no provision for COVID-19 is reflected in the accompanying financial statements. However, with regard to content distribution, we have observed demand increases for streaming entertainment services in 2021. Supply chain issues are affecting the toy industry which may impact sales efforts in our ChizComm Beacon Media subsidiary. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.

Results of Operations

Our summary results for the three months ended September 30, 2021 and September 30, 2020 are below.

Revenues

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Licensing & Royalties	$90,660	$199,572	$(108,912)	(55)%
Media Advisory & Advertising Services	1,181,792	–	1,181,792	NA
Television & Home Entertainment	520,691	31,375	489,316	1,560%
Advertising Sales	76,901	42,715	34,186	80%
Product Sales	1,405	330	1,075	326%
Total Revenue	$1,871,449	$273,992	$1,597,457	583%

Licensing and Royalties revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the three months ended September 30, 2021 compared to the three months ended September 30, 2020, Licensing and Royalties revenue decreased $108,912 or 55%. The decrease was primarily due to the expiration of certain consumer product licenses that were not renewed.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions. The increase of $1,181,792 was a result of the ChizComm acquisition on February 1, 2021.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, video-on-demand (“VOD”), or subscription video-on-demand (“SVOD”) in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the three months ended September 30, 2021 compared to the three months ended September 30, 2020, Television & Home Entertainment revenue increased $489,316, or 1,560%. The increase was primarily due to the recognition of revenue related to Stan Lee’s Superhero Kindergarten and Rainbow Rangers.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $34,186 or 80%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the addition of new licensed titles and revenue generated by Stan Lee’s Superhero Kindergarten.

Product sales are generated through Merch by Amazon and consist of on-demand printed t-shirt sales for the Llama Llama and Rainbow Rangers brands. Product sales increased $1,075 or 326%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2021.

Expenses

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Marketing and Sales	$1,187,754	$364,869	$822,885	226%
Direct Operating Costs	634,082	219,451	414,631	189%
General and Administrative	9,884,073	3,042,178	6,841,895	225%
Interest Expense	2,057	17,193	(15,136)	(88)%
Total	$11,707,966	$3,643,691	$8,064,275	221%

Marketing and sales expenses increased $822,885, or 226%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in marketing and advertising expenses to promote Stan Lee’s Superhero Kindergarten and the Kartoon Channel!.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the three months ended September 30, 2021, we recorded film and television cost amortization expense of $249,141 and participation expense of $320,064 compared to expenses of $101,717 and $113,894, respectively, for the three months ended September 30, 2020. The increases in direct operating costs for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to increased amortization and participation expenses related to revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for three months ended September 30, 2021 increased $6,841,895, or 225%, compared to the same period in 2020. This increase was primarily due to an increase in share-based compensation expense of approximately $5.1 million as a result of the CEO’s RSU modification and consolidation of ChizComm expenses due to the ChizComm Acquisition on February 1, 2021. ChizComm general and administrative expenses consist primarily of salaries, employee benefits and rent.

Interest expense for the three months ended September 30, 2021 decreased $15,136, or 88%, compared to the same period in 2020. The decrease is primarily due to the repayment of the outstanding Production Facility balance under the Loan and Security Agreement on July 14, 2021.

Our summary results for the nine months ended September 30, 2021 and September 30, 2020 are below.

Revenues

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Licensing & Royalties	$1,497,277	$565,696	$931,581	165%
Media Advisory & Advertising Services	2,906,504	–	2,906,504	NA
Television & Home Entertainment	672,120	409,837	262,283	64%
Advertising Sales	199,464	191,728	7,736	4%
Product Sales	2,551	2,149	402	19%
Total Revenue	$5,277,916	$1,169,410	$4,108,506	351%

Licensing and Royalties revenue include items for which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. During the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, Licensing and Royalties revenue increased $931,581, or 165%. The increase was primarily due to proceeds received in conjunction with the mutually agreed termination of certain licensing rights during the second quarter.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions. The increase of $2,906,5504 was a result of the ChizComm acquisition on February 1, 2021.

Television & Home Entertainment revenue is generated from distribution of our properties for broadcast on television, VOD, or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue occur period over period based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. During the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, Television & Home Entertainment revenue increased $262,283, or 64%. The increase was primarily due to the recognition of revenue related to Stan Lee’s Superhero Kindergarten and Rainbow Rangers.

Advertising sales are generated on the Kid Genius Cartoon Channel in the form of either flat rate promotions or advertising impressions served. Advertising sales increased by $7,736 or 4%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the addition of new licensed titles and revenue generated by Stan Lee’s Superhero Kindergarten.

Product sales are generated through Merch by Amazon and consist of on-demand printed t-shirt sales for the Llama Llama and Rainbow Rangers brands. Product sales increased $402 or 19%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2021.

Expenses

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Marketing and Sales	$3,330,915	$606,125	$2,724,790	450%
Direct Operating Costs	2,151,848	886,972	1,264,876	143%
General and Administrative	23,932,322	7,173,594	16,758,728	234%
Interest Expense	19,565	1,168,801	(1,149,236)	(98)%
Total	$29,434,650	$9,835,492	$19,599,158	199%

Marketing and sales expenses increased $2,724,790, or 450%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in marketing and advertising expenses to promote Stan Lee’s Superhero Kindergarten and the Kartoon Channel!.

Direct operating costs include costs of our product sales, unamortizable post-production costs, film and television cost amortization expense, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services. During the nine months ended September 30, 2021, we recorded film and television cost amortization expense of $907,511 and participation expense of $1,025,012 compared to expenses of $395,073 and $484,697, respectively, for the nine months ended September 30, 2020. The increases in direct operating costs for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to increased amortization and participation expenses related to revenues from the Rainbow Rangers property.

General and administrative expenses consist primarily of salaries, employee benefits, share-based compensation related to stock options, insurances, rent, depreciation, and amortization as well as other professional fees related to finance, accounting, legal and investor relations. General and administrative expenses for the nine months ended September 30, 2021 increased $16,758,728, or 234%, compared to the same period in 2020. The increase is primarily related to the acquisition of the ChizComm entities, increases in legal professional fees, increase in share-based compensation expense related to the modification of the CEO’s RSUs, rent expense and directors’ and officers’ insurance.

Interest expense for the nine months ended September 30, 2021 decreased $1,149,236, or 98%, compared to the same period in 2020. The decrease is primarily due to the repayment of the outstanding Production Facility balance under the Loan and Security Agreement on July 14, 2021.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, our cash and cash equivalents and marketable security positions increased by $29,768,161. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view for liquidity and capital preservation. Accordingly, available-for-sale securities, consisting principally of corporate and government debt securities, and money market funds classified as cash equivalents are also available as a source of liquidity. During the nine months ended September 30, 2021, we purchased marketable securities of $128,277,575, net of redemptions during the period.

Working Capital

Historically, we have incurred net losses. For the three months ended September 30, 2021 and September 30, 2020, we reported net losses of $9,253,380 and $2,007,209, respectively. For the nine months ended September 30, 2021 and September 30, 2020, we reported net losses of $92,906,971 and $391,101,155, respectively. We reported net cash used in operating activities of $15,965,351 and $5,475,826 for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $562,464,295 and total stockholders’ equity of $167,976,968. As of September 30, 2021, we had current assets of $143,046,171, including cash and cash equivalents of $4,884,149 and marketable securities of $125,340,336, and current liabilities of $11,607,299. We had working capital of $131,438,872 as of September 30, 2021, compared to working capital of $101,387,183 as of December 31, 2020.

The increase of $30,051,689 in working capital as compared to December 31, 2020, was primarily due to an increase in our cash and cash equivalents and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of ChizComm.

During the nine months ended September 30, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash balances.

Comparison of Cash Flows for the Nine Months Ended September 30, 2021, and the Nine Months Ended September 30, 2020

Our total cash and cash equivalents were $4,884,149 and $50,461,566 as of September 30, 2021 and September 30, 2020, respectively.

Comparison of Cash Flows

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
Cash used in operations	$(15,965,351)	$(5,475,826)	$(10,489,525)	192%
Cash used in investing activities	(135,521,695)	(554,926)	(134,966,769)	N/A
Cash provided by financing activities	55,914,871	56,187,197	(272,326)	(0.48)%
(Decrease)/Increase in cash and cash equivalents	$(95,572,175)	$50,156,445	$(145,728,620)	(291)%

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $15,965,351 as compared to cash used in operating activities of $5,475,826 during the comparable period in the prior year. The increase in cash used in operating activities was primarily due to an increase in professional fees, marketing expenses, D&O insurance and salaries.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $135,521,695 as compared to a use of $554,926 for the nine months ended September 30, 2020. The increase in cash used for investing was primarily due to our net investments in marketable securities of $128,277,575. Investing activities also include the cash paid, net of cash acquired from the ChizComm acquisition of $7,788,877 which occurred on February 1, 2021.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $55,914,871 as compared to $56,187,197 of cash provided by the comparable period in 2020. The primary source of cash during the nine months ended September 30, 2021 was the net proceeds of $57,264,656 from the warrant exercise during January 2021. During the nine months ended September 30, 2020, our primary sources of cash were the net sales of common shares for $44,755,672, net proceeds from the 2020 Convertible Notes of $6,098,000, the net proceeds of $5,874,329 from warrant exercises and $3,600,000 from the collection of the Investor Notes.

Capital Expenditures

As of September 30, 2021, we do not have any material commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the nine months ended September 30, 2021, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In the course of our review of our consolidated financial results for the three months and nine months ended September 30, 2021, we identified a material weakness in our internal control over financial reporting related to our failure to adequately evaluate the accounting treatment for warrants and unrealized loss on marketable securities in a timely manner.

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with the oversight of the Audit Committee, has evaluated the ineffectiveness described above and is in the process of designing a remediation plan to address the ineffectiveness and enhance the Company’s internal control environment. The remediation plan and will include a risk assessment process coupled with additional controls and procedures. The Company has hired a head of internal control to assist with the remediation plan. Management is committed to successfully implementing the remediation plan as promptly as possible.

Changes in Internal Control over Financial Reporting

Other than the remediation plan being implemented as described above, and changes in internal controls that have been made related to the integration of ChizComm into the post-acquisition combined company, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2021, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.

On June 16, 2021, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Central District of California styled A Parent Media Co. Inc. v. Genius Brands International, Inc., Case No. 2:21-CV-04897, alleging that the Company has infringed the plaintiff’s federally registered trademarks KIDOODLE.TV, KIDOODLE and KIDOODLETV by sponsoring Google Ads in which the plaintiff’s trademarks appeared. The parties have agreed to entry of a stipulation that the alleged conduct did in fact constitute trademark infringement; however, because the number of consumer impressions was small, the Company contends that the plaintiff’s damages are nominal or zero. The case is scheduled for trial on the issue of damages in December 2021.

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward and its Chief Financial Officer Robert Denton are named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). In a consolidated amended complaint filed February 1, 2021, the lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making materially false or misleading statements regarding the Company’s business and business prospects, artificially inflating the Company’s stock price during an alleged class period running from March 11, 2020 through July 5, 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in our common stock during the alleged class period. On March 17, 2021, the defendants filed a motion to dismiss the amended complaint. After full briefing, the Court took the motion under submission without oral argument and, on August 30, 2021, issued a decision dismissing the amended complaint but granting the lead plaintiffs a further opportunity to plead a claim if they filed a further amended complaint by September 27, 2021.

On September 27, 2021, the lead plaintiffs above filed a second amended complaint, naming the same defendants. The new complaint alleges that the Company made numerous false or misleading statements over a class period running from March 11, 2020, through March 30, 2021. The lead plaintiffs also allege a “scheme to defraud” during 2020 that involved several private placements of Company stock with an allegedly “insider” group of investors that purportedly then issued press releases that inflated the stock price, after which these investors purportedly sold their shares at higher prices. Other than Mr. Heyward, who invested $1 million in a private offering at the beginning of the alleged class period but who did not subsequently sell his shares, no member of the supposed investor group is identified or named as a defendant. Nonetheless, the lead plaintiffs again allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages on behalf of the alleged class—persons who invested in the Company’s common stock during the newly alleged class period. Defendants intend to file a motion to dismiss the second amended complaint, and under a Court-ordered briefing schedule, that motion is to be filed by November 22, 2021. The briefing schedule on the motion to dismiss extends into the first quarter of 2022. The Company cannot predict the outcome of the motion or the timing of a decision from the Court. Pending resolution of the motion to dismiss, neither discovery nor other substantive proceedings are occurring nor expected.

Related to the securities class action, the Company’s directors, Chief Executive Officer and Chief Financial Officer have been named as defendants in several putative shareholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the securities lawsuit, purportedly exposing the Company to liability and damaging the Company in an unspecified amount. By these derivative lawsuits, the plaintiffs seek no recovery from the Company. Instead, as a shareholder derivative action, the Company is named as a nominal defendant. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the motion to dismiss in the securities action.

On July 7, 2020, the Company received a letter from a law firm alleging that rights that Genius Brands had licensed from POW!, LLC, through its joint venture, Stan Lee Universe, LLC, had already been sold to another company, Proxima, represented by that law firm. The law firm alleged that the Company is, inter alia, interfering with Proxima’s contractual rights. This matter was referred to our outside litigation counsel. The Company has been informed that the matter is being adjudicated in an arbitration and that the arbitrator issued a gag order preventing further communications from Plaintiff to third parties. On or about November 4, 2021, POW! and Proxima entered a binding settlement agreement resolving all the claims made by Proxima.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 15, 2021	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

