Form 10-K
period 2021-12-31
Genius Brands International, Inc.
filed 2022-04-06
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54389

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 N. Canon Drive, 4th FL

Beverly Hills, CA 90210

(Address of principal executive offices and zip code)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $1.84 as of the last business day of the registrant’s most recently completed second fiscal quarter was $553,456,056.

As of April 4, 2022, the registrant had 304,368,966 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Genius Brands International, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:

•	our ability to generate revenue or achieve profitability;
•	our ability to obtain additional financing on acceptable terms, if at all;
•	fluctuations in the results of our operations from period to period;
•	general economic and financial conditions; the adverse effects of public health epidemics, including the recent coronavirus outbreak (“COVID-19”), on our business, results of operations and financial condition;
•	our ability to anticipate changes in popular culture, media and movies, fashion and technology;
•	competitive pressure from other distributors of content and within the retail market;
•	our reliance on and relationships with third-party production and animation studios;
•	our ability to market and advertise our products;
•	our reliance on third parties to promote our products;
•	our ability to keep pace with technological advances;
•	performance of our information technology and storage systems;
•	a disruption or breach of our internal computer systems;
•	our ability to retain key personnel;
•	our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets and successfully integrate the business of acquired companies;
•	the impact of federal, state or local regulations on us or our vendors and licensees;
•	our ability to protect and defend against litigation, including intellectual property claims;
•	the volatility of our stock price;
•	the marketability of our stock;
•	our broad discretion to invest or spend the proceeds of our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
•	other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”

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

Overview

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content primarily on television and streaming platforms and license our properties for a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. Another new offering is KC! Pop Quiz, a live action game show featuring kids as contestants. The show is hosted by Casey Simpson, a prominent social media influencer and former Nickelodeon star. Both KC! Pop Quiz and Superhero Kindergarten are being broadcast in the United States on the Company’s wholly-owned advertiser supported video on demand (“AVOD”) distribution outlet, the Kartoon Channel!. Other series include the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon, and which was renewed for a third season and the preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our content library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. We are also in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage, which we expect to debut during the fourth quarter of 2022.

In addition, we act as licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

Recent Investments

Effective as of June 1, 2021, we executed an Operating Agreement with POW!, Inc. (“POW!”) to form a joint venture to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called Stan Lee Universe, LLC (“SLU”) and activity commenced during the fourth quarter of 2021. In exchange for a cash investment of $2.0 million, we obtained 50% ownership in the entity as a variable interest in the Stan Lee trade name. This agreement enables SLU to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which we plan to develop and license multiple properties each year. SLU is considered a variable interest entity in which we are the primary beneficiary. Accordingly, the transaction was accounted for as an asset acquisition of a trade name intangible in the amount of $4.0 million and the results of SLU are included in our consolidated financial statements, with the portion of non-controlling interest recorded in our stockholders’ equity.

During June 2021, we started investing our excess cash into available-for-sale marketable securities. As of December 31, 2021, we held $112.5 million of securities, with a recorded unrealized loss on fair value of $1.3 million and received $1.2 million in interest income.

On December 1, 2021, we completed a $6.8 million investment in Your Family Entertainment (“YFE”). In exchange for $3.4 million in cash and 2,281,269 shares of our common stock (valued at approximately $3.4 million as of December 1, 2021), we received 3,000,500 shares of YFE’s common stock. As of December 31, 2021, we had a 29% economic ownership interest in YFE.

On January 13, 2022, we acquired Canadian streaming service Ameba TV and gained access to its kid-safe platform technology and 13,000 episodes of content including Casper the Friendly Ghost, Donkey Kong Country, Gummy Bears and Rescue Heroes. We purchased 100% of Ameba’s issued and outstanding shares for $3.5 million in cash and paid $0.3 million for the underlying software code that powers the subscription video on demand (“SVOD”) deliveries. With the acquisition, we will launch a subscription-based streaming platform, the Kartoon Channel! KidAverse. The platform will include all of the popular animated programs of a children’s channel, metaverse features and it will be fully curated and child safe. The platform will also offer collectable digital cards based on many of the channel’s popular characters, including those from the upcoming Stan Lee Universe and a digital currency for kids called Kidaverse MetaBuck$. Additionally, we intend for the Kartoon Channel! Kidaverse to introduce child-safe messaging, podcasts, music, and additional content.

Pending Acquisition

On October 26, 2021, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and our wholly-owned subsidiary, and Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act, whereby we will purchase 100% of WOW’s issued and outstanding shares for $38.4 million in cash and 11,000,000 shares of our common stock. We believe that the acquisition will allow us to expand our audience demographic into the potentially lucrative teen and young adult marketplaces, provide additional content on the Kartoon Channel! and provide additional brands to be licensed for consumer products and our global distribution sales networks.

Strategy

Our over-arching strategic goal is to be a leading global producer and distributor of kids’ media. To achieve that goal, we are developing, producing, marketing and licensing new branded children’s entertainment properties. The criteria for moving forward on a new project include positive social messaging and fun and unique storytelling. We have invested heavily into our wholly owned worldwide distribution system and our content is available to kids and families on a multitude of platforms and devices. We also have a licensing team to develop and sell consumer products based on the brands we manage.

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

Content in Production

Shaq’s Garage: Shaq’s Garage, starring and co-produced by NBA legend, Shaquille O’Neal, is a children’s animated series about the secret adventures of Shaquille’s extraordinary collection of cars, trucks, and other unique vehicles—the Shaq Pack. Shaq’s Garage is expected to be launched on the Kartoon Channel! during the fourth quarter of 2022.

Rainbow Rangers Season 3: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. Season 3 will be launched on the Kartoon Channel! on April 15, 2022. We are also currently negotiating broadcast agreements in several additional territories.

Already Released Content

Superhero Kindergarten: In conjunction with Stan Lee’s POW! Entertainment and Arnold Schwarzenegger’s Oak Productions, we developed an animated pre-school series with the current title of “Stan Lee’s Superhero Kindergarten.” Stan Lee’s Superhero Kindergarten tells the story of a classroom, led by a former superhero/teacher voiced by Mr. Schwarzenegger, filled with kids with superpowers and how they learn to use those powers to fight against the forces of evil while still dealing with all of the issues that come from being six years old. Superhero Kindergarten premiered on the Kartoon Channel! during the second quarter of 2021.

KC! Pop Quiz: KC! Pop Quiz is a quiz show for kids that is distributed by the Kartoon Channel!. The show’s mission is to entertain, inspire, and educate. It features social media influencers as hosts and real kids who win real prizes. Having a “game show” format, it premiered on the Kartoon Channel! during the third quarter of 2021.

Rainbow Rangers Seasons 1 & 2: From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, Rainbow Rangers is an animated series about the adventures of seven magical girls from Kaleidoscopia, a fantastic land on the other side of the rainbow. The Rangers serve as Earth’s guardians and first-responders. Viacom’s Nick Jr. licensed the series for broadcast in the U.S. Nick Jr. ordered a second season of Rainbow Rangers and we have delivered 26 half hour episodes and the series premiered on Nick Jr. in November 2018. We are also currently negotiating broadcast agreements in several additional territories.

Llama Llama: We completed production of fifteen half-hour animated episodes in 2017, which premiered on Netflix in early 2018. Llama Llama’s creators include Oscar-winning director Rob Minkoff, director Saul Blinkoff (Doc McStuffins), showrunner Joe Purdy, art director Ruben Aquino (Frozen) and Emmy-winning producers Jane Startz and Andy Heyward. Based on the NY Times best-selling children’s books of the same name, the animated series centers on young Llama Llama’s first steps in growing up and facing childhood milestones. Each episode is structured around a childhood milestone and a life lesson learned by Llama Llama and his friends, told with a sense of humor, vitality, and understanding. In 2019, we completed production of an additional ten half-hour animated episodes which were delivered to Netflix in September 2019.

SpacePop: SpacePop is a music and fashion driven animated property that has garnered over 17 million views and over 63,000 subscribers since its launch in May 2016 on YouTube. With 108 three-minute webisodes produced, SpacePop had a best-in-class production team which included Steve Banks (head writer and story editor of Sponge Bob Square Pants) as content writer; Han Lee (Pink Fizz, Bobby Jack) for original character designs; multiple Grammy Award-winning producer and music veteran Ron Fair (Fergie, Mary J. Blige, Black Eyed Peas, Pussycat Dolls, Christina Aguilera and more), singer-songwriter Stefanie Fair (founding member of RCA’s girl group Wild Orchid with Fergie) for the original SpacePop theme music; and veteran music producer and composer John Loeffler (Kidz Bop, Pokemon) for original songs. SpacePop products range from apparel and accessories, to beauty, cosmetics, candy, books and music.

Thomas Edison’s Secret Lab: Thomas Edison’s Secret Lab is a STEM-based comedy adventure series by Emmy-nominated writer Steve Banks, multi-Emmy Award-winning writer Jeffrey Scott (Dragon Tales), and Emmy Award-winning producer Mark Young (All Dogs Go To Heaven 2). The series includes 52 eleven-minute episodes as well as 52 ninety-second original music videos produced by Grammy Award-winning producer Ron Fair and premiered on public television in April 2015. The animated series follows the adventures of Angie, a 12-year-old prodigy who, along with her young science club, discovers Thomas Edison’s secret lab.

Warren Buffett’s Secret Millionaire’s Club: With 26 thirty-minute episodes and 26 four-minute webisodes, which premiered on public television in October 2011, this animated series features Warren Buffett who acts as a mentor to a group of entrepreneurial kids who have international adventures that lead them to encounter neighborhood and community problems to solve. Warren Buffett’s Secret Millionaire’s Club empowers kids by helping them learn about the business of life and the importance of developing healthy life habits at an early age.

All of our released content can be streamed on our Kartoon Channel! platform.

Licensed Content

In addition to the wholly owned or partially-owned properties listed above, we represent Llama Llama in the licensing and merchandising space.

Kartoon Channel! Network

In June 2020, we launched the Kartoon Channel!, a digital family entertainment destination that delivers enduring childhood moments of humor, adventure, and discovery and is available across multiple AVOD and over-the-top platforms, including Comcast, Cox, DISH, Sling TV, Amazon Prime, Amazon Fire, Apple TV, Apple iOS, Android TV, Android Mobile, Google Play, Xumo, Roku, Tubi, and streaming via KartoonChannel.com, as well as accessible via Samsung Smart TVs and LG TVs.

The Kartoon Channel!, is available in over 170 million U.S. television households and on over 300 million devices, delivering numerous episodes of carefully curated free family-friendly content. The channel features animated classics for little kids, including “The Wubbulous World of Dr. Seuss,” “Babar,” “Mello Dees,” “Super Simple Songs,” and “Baby Genius,” and content for bigger kids, such as “Pac-Man,” “Angry Birds,” “Yu-Gi-Oh,” and “Bakugan,” to original programming like “Stan Lee’s Superhero Kindergarten,” starring Arnold Schwarzenegger. The Kartoon Channel! also offers STEM-based content through its Kartoon Classroom!, including “Baby Einstein,” “Lil Doc,” “Counting with Earl,” and more.

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast in key territories around the world but also across a multitude of digital platforms. We have strong relationships with and actively solicit placement for our content with major linear broadcasters, as well as on the digital side with Netflix, Comcast’s Xfinity platform, AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, YouTube, Cox, Dish, Sling, Zumo and Connected TV. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, video on demand (“VOD”), and digital distribution.

Finally, we expanded our long-term strategic partnership with Sony Pictures Home Entertainment from domestic to global in January 2017. On August 31, 2018, Sony Pictures Home Entertainment assigned all of its rights and interest in our programs to Alliance Entertainment, LLC.

Consumer Products

A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly in licensing properties to a variety of manufacturers and occasionally to retailers. We currently have, across all brands, in excess of 50 licensees and hundreds of licensed products either in development, in market or scheduled to enter the market. Products bearing our trademarks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Wal-Mart, Target, Barnes & Noble, Kohl’s, Amazon.com and many more. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees can earn out, at which point we could earn additional revenue.

Marketing

Our marketing mission is to generate awareness and consumer interest in the brands of Genius via a 360-degree approach to reach audiences through all touchpoints. Successful marketing campaigns for our brands have not only included traditional marketing tactics but now also include utilizing social media influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers), strategic social media marketing, and cross-promotional consumer product campaigns. We also deploy digital and print advertising to support the brands, as well as work with external media relations professionals to promote our efforts to both consumer and industry. We consistently initiate grass roots marketing campaigns and strategic partnerships with brands that align and offer value to us. Our Kartoon Channel! platform, which reaches over 170 million U.S. television households, provides reach for cross promotion of content and consumer products.

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

Customers and Licensees

For the year ended December 31, 2021, one customer accounted for 14.6% of our revenue from the licensing of our products. For the year ended December 31, 2020, two customers accounted for 44% of our revenue from the delivery of Rainbow Rangers Season 2 to Nick Jr. and MTV Networks Latin America. As of December 31, 2021, we have partnered with over 50 consumer products licensees. As of the same date, we licensed our content to over 60 broadcasters in over 150 countries globally as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally.

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

Intellectual Property

As of December 31, 2021, we own the following properties and related trademarks: “Rainbow Rangers”, “SpacePop”, “Secret Millionaires Club”, “Thomas Edison’s Secret Lab”, “Baby Genius”, “Kid Genius”, “Wee Worship”, and “Kaflooey”, as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have the United States trademark and various international trademarks applications pending for Kartoon Channel!, Kartoon Channel! Jr., KC! Pop Quiz, Little Genius and Little Genius Jukebox.

As of December 31, 2021, we hold 22 registered trademarks in multiple classes in the United States associated with the Genius brand. We also have a number of registered and pending trademarks in Europe, Australia, China, Japan and Mexico and other countries in which our products are sold. We also jointly hold 92 registered trademarks in multiple classes in multiple countries associated with our ownership interest in Stan Lee Universe, in addition to 6 pending trademarks.

As of December 31, 2021, we also hold 146 motion pictures, 13 sound recordings, and two literary work copyrights related to our video, music and written work products.

We have 50/50 ownership agreements with the following partners and their related brands: Martha Stewart’s “Martha & Friends”; and Gisele Bündchen’s “Gisele & the Green Team”.

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

We are committed to responsible, ethical and inclusionary business practices as outlined below:

Human Capital Management

As of December 31, 2021, we employed 67 full-time employees and 16 independent contractors.

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

We strive to be an inclusionary workplace because we believe that it strengthens our business.

•	In 2021, we created the role of Chief Diversity Officer. That role is responsible for both helping meet our hiring goals and reviewing the content we create.
•	Our board of directors is diverse: 33.3% female and with representation from people of color and the LGBTQ community.
•	Our diverse workforce is approximately 58% female.

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

Website Access to Our SEC Filings and Corporate Governance Documents

On the Investors page on our website www.gnusbrands.com we post links to our filings with the SEC, our Corporate Code of Conduct and Whistleblower Policy, which applies to our Board of Directors, executives and all of our employees, our Company Bylaws, our Insider Trading Policy and the charters of the committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Genius Brands International, Inc., at 190 N. Canon Drive, 4th Floor, Beverly Hills, California 90210, Attn: Corporate Secretary or by using the “Contact” page of our website www.gnusbrands.com/contact-us. All of these documents and filings are available free of charge. Generally, stockholders who have questions or concerns should contact our Investor Relations department at 212-564-4700.

The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

Risks Relating to our Business

•	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•	We have incurred net losses since inception.
•	If we are not able to obtain sufficient capital, we may not be able to continue our growth.
•	Our revenues and results of operations may fluctuate from period to period.
•	The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.
•	Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.
•	Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.
•	We face competition from a variety of content creators that sell similar merchandise and have better resources than we do.
•	The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third parties could negatively impact our business.
•	We cannot assure you that our original programming content will appeal to our distributors and viewers or that any of our original programming content will not be cancelled or removed from our distributors’ platforms.
•	Failure to successfully market or advertise our products could have an adverse effect on our business, financial condition and results of operations.
•	The failure of others to promote our products may adversely affect our business.
•	We may not be able to keep pace with technological advances.
•	Failure in our information technology and storage systems could significantly disrupt the operation of our business.
•	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption and cause our business and reputation to suffer.
•	Loss of key personnel may adversely affect our business.
•	Litigation may harm our business or otherwise distract management.
•	Our vendors and licensees may be subject to various laws and government regulations, violation of which could subject these parties to sanctions which could lead to increased costs or the interruption of normal business operations that could negatively impact our financial condition and results of operations.
•	Protecting and defending against intellectual property claims may have a material adverse effect on our business.
•	Any additional future acquisitions or strategic investments may not be available on attractive terms and would subject us to additional risks.
•	We are exposed to investment risk with the acquisition of an equity interest in Your Family Entertainment AG.
•	We operate internationally, which exposes us to significant risks.
•	We are exposed to foreign currency exchange rate risk.
•	A decrease in the fair values of our reporting units may result in future goodwill impairments.

Risks Relating to our Common Stock

•	Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.
•	Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our common stock.
•	If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.
•	If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.
•	We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.
•	We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.
•	Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Risk Factors

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic. The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced consumer spending and lending activities. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We experienced significant revenue declines in several of our markets as a result of COVID-19, primarily due to the supply chain issues that are affecting the toy industry and which are impacting our ChizComm Beacon Media subsidiary. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue will continue until health and economic conditions improve.

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new virus variants, new information which may emerge concerning the severity of the COVID-19 pandemic, outbreaks occurring at any of our facilities, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, such as our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise. On March 15, 2022, we began implementing our “Return to Office” plan.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2021, we generated net revenues of $7.9 million and incurred a net loss of $126.3 million, while for the previous year, we generated net revenue of $2.5 million and incurred a net loss of $401.7 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

Our results of operations are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of the Company’s management in accordance with the Company’s investment policy. The investment policy defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, quality and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our financial condition, results of operations and cash flows.

The value of our investments is exposed to capital market risks, and our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur an other-than-temporary impairment charge or realized losses. Any such charge may have a material adverse effect on our results of operations and business.

For the year ended December 31, 2021, we incurred net realized and unrealized investment gains and losses, as described in Item 8, “Financial Statements and Supplementary Data” included herein.

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

We may experience an adverse impact on our results of operations due to the current geopolitical tensions caused by the Russian invasion of Ukraine. The governments of the European Union, the United States, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the levels of government spending or the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets.

Further, the global economy recovery from the COVID-19 pandemic will depend on many factors, including the recovery of the supply chain affecting the toy industry. Any supply chain disruptions could result in loss of revenue, penalties due to delayed production and currency losses, or other unforeseen costs which would negatively impact margins.

Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.

While trends in the toddler to tween sector change quickly, we respond to trends and developments by modifying, refreshing, extending, and expanding our product offerings on an on-going basis. However, we operate in extremely competitive industries where the ultimate appeal and popularity of content and products targeted to this sector can be difficult to predict. We believe our focus on “content with a purpose” serves an underrepresented area of the toddler to tween market; however, if the interests of our audience trend away from our current properties toward other offerings based on current media, movies, animated content or characters, and if we fail to accurately anticipate trends in popular culture, movies, media, fashion, or technology, our products may not be accepted by children, parents, or families and our revenues, profitability, and results of operations may be adversely affected.

We face competition from a variety of content creators that sell similar merchandise and have better resources than we do.

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

The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third parties could negatively impact our business.

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

In the ordinary course of business, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. There may be an increased risk of cybersecurity attacks by state actors due to the current conflict between Russia and Ukraine. Recently, Russian ransomware gangs have threatened to increase hacking activity against critical infrastructure of any nation or organization that retaliates against Moscow for its invasion of Ukraine. While we do not believe that we have experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could adversely affect our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Any such access, disclosure or other loss of such information could result in legal claims or proceedings and damage our reputation.

Loss of key personnel may adversely affect our business.

Our success greatly depends on the performance of our executive management team, including Andy Heyward, our Chief Executive Officer. The loss of the services of any member of our core executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition. We do not have “key man” insurance coverage for any of our employees.

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

Our vendors and licensees may operate in a highly regulated environment in the U.S. and international markets. Federal, state and local governmental entities and foreign governments may regulate aspects of their businesses, including the production or distribution of our content or products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, product content, and other administrative and regulatory restrictions. While we believe our vendors and licensees take all the steps necessary to comply with these laws and regulations, there can be no assurance that they are compliant or will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete in the animated content and entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited, or no, practical protection in some jurisdictions. It may be possible for unauthorized third parties to copy and distribute our productions or portions of our productions. In addition, although we own most of the music and intellectual property included in our products, there are some titles which the music or other elements are in the public domain and for which it is difficult or even impossible to determine whether anyone has obtained ownership or royalty rights. It is an inherent risk in our industry that people may make such claims with respect to any title already included in our products, whether or not such claims can be substantiated. For example, in July 2020, we received a letter from a law firm alleging that rights that we had licensed from POW!, LLC had already been sold to another company, Proxima. This matter was settled by POW! in November 2021, but the settlement negotiations were costly and required diversion of management attention. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, operating results or financial condition.

Any additional future acquisitions or strategic investments may not be available on attractive terms and would subject us to additional risks.

Much of our growth is attributable to acquisitions. In an effort to implement our business strategies, we may from time to time in the future attempt to pursue other acquisition or expansion opportunities, including strategic investments. To the extent we can identify attractive opportunities, these transactions could involve acquisitions of entire businesses or investments in start-up or established companies and could take several forms. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, potential violations of covenants in our debt instruments, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, difficulties integrating the new properties into our operations, and other unidentified issues not discovered in due diligence. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition.

We are exposed to investment risk with the acquisition of an equity interest in Your Family Entertainment AG.

During the year ended December 31, 2021, we acquired an equity interest in Your Family Entertainment AG (“YFE”). We are exposed to risk of the success of the YFE business. We are also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Germany. If YFE fails to perform to our expectations, it could have a material adverse effect on our results of operations or financial condition.

We operate internationally, which exposes us to significant risks.

We have expanded into international operations, including the acquisition of ChizComm, our pending acquisition of WOW and our investment in YFE. As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion. Operating in international markets requires significant resources and management attention, and subjects us to legal, regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and further international expansion efforts may not be successful.

In addition, we face risks in doing business internationally that could adversely affect our business, including:

•	Fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•	Currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•	Restrictions on the transfer of funds;
•	Difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure, employee attrition and legal compliance costs associated with numerous international locations;
•	Our ability to effectively price our products in competitive international markets;
•	New and different sources of competition;
•	The need to adapt and localize our products for specific countries;
•	Challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	International trade policies, tariffs and other non-tariff barriers, such as quotas;
•	The continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine; and
•	Adverse consequences relating to the complexity of operating in multiple international jurisdictions with different laws, regulations and case law which are subject to interpretation by taxpayers, including us.

In addition, due to potential costs from our international expansion efforts outside of the United States, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our overall gross margin may fluctuate as we further expand our operations and customer base internationally.

Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.

We are exposed to foreign currency exchange rate risk.

Because we conduct a growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). If the U.S. dollar strengthens against foreign currencies, however, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

A decrease in the fair values of our reporting units may result in future goodwill impairments.

When we acquire an entity, the excess of the purchase price over the fair value of the net identifiable assets acquired is allocated to goodwill. We conduct impairment tests on our goodwill at least annually based upon the fair value of the reporting unit to which such goodwill relates, including the determination of expected future cash flows and/or profitability of such reporting units, and we take into account market value multiples and/or cash flows of entities that we deem to be comparable in nature, scope or size to our reporting units. A goodwill impairment is created if the estimated fair value of one or more of our reporting units decreases, causing the carrying value of the net assets assigned to the reporting unit — which includes the value of the assigned goodwill — to exceed the fair value of such net assets. If we determine such an impairment exists, we adjust the carrying value of goodwill allocated to that reporting unit by the amount of fair value in excess of the carrying value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional goodwill impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for goodwill, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.

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

If we fail to satisfy the continued listing requirements of Nasdaq Capital Market, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

On March 4, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “GNUS” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 31, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance will be achieved automatically and without further action when the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 31, 2022, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period. There can be no guarantee that we will regain compliance with the Minimum Bid Price Requirement, that we will maintain compliance with other Nasdaq Listing Rules, or that we will be eligible for a second compliance period.

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

In general, under Rule 144, a non-affiliated person who has held restricted shares of our common stock for a period of six months may sell into the market all of their shares, subject to us being current in our periodic reports filed with the SEC.

As of December 31, 2021, approximately 285,646,247 shares of common stock of the 303,379,122 shares of common stock issued and outstanding are free trading. As of the same date, there are 5,406,465 shares of common stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements as well as 40,105,500 shares of common stock underlying registered warrants. Lastly, as of December 31, 2021, there are 10,197,312 shares of common stock underlying outstanding options granted, 17,488,177 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 4,482,178 shares reserved for issuance under our Genius Brands International, Inc. 2020 Incentive Plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal office is located in Beverly Hills, California, where we lease 5,838 square feet of general office space. We also lease 6,845 square feet of general office space in Toronto, Canada and 4,765 square feet of general office space in Lyndhurst, New Jersey. We believe our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices. See Note 24 in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

Item 3.	Legal Proceedings

As of December 31, 2021, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.

On June 16, 2021, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Central District of California styled A Parent Media Co. Inc. v. Genius Brands International, Inc., Case No. 2:21-CV-04897, alleging that the Company has infringed the plaintiff’s federally registered trademarks KIDOODLE.TV, KIDOODLE and KIDOODLETV by sponsoring Google Ads in which the plaintiff’s trademarks appeared. The parties entered into a confidential settlement agreement in November 2021, and the lawsuit was then dismissed with prejudice along with the entry of a permanent injunction by the Court.

As previously disclosed, the Company, its Chief Executive Officer, Andy Heyward, and its Chief Financial Officer, Robert Denton, are named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Initially, the lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making materially false or misleading statements regarding the Company’s business and business prospects, artificially inflating the Company’s stock price during an alleged class period running from March 11, 2020, through July 5, 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in our common stock during the alleged class period. The defendants moved to dismiss lead plaintiffs’ amended complaint; and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.

On September 27, 2021, the lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleges that the Company made numerous false or misleading statements about the Company’s business and business prospects over an alleged class period running from March 11, 2020, through March 30, 2021, which they say violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs also allege a “scheme to defraud” during 2020 that involved several private placements of Company stock with an allegedly “insider” group of investors that purportedly then issued press releases that inflated the stock price, after which these investors purportedly sold their shares at higher prices. None of these investors (save Mr. Heyward, who is not alleged to have sold his shares) is named as a defendant in the securities action. The lead plaintiffs again seek unspecified damages on behalf of the alleged class—persons who invested in the Company’s common stock during the newly alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint, and the motion is fully briefed. Argument on the motion was scheduled for March 21, 2022, on March 18, 2022, the judge cancelled the hearing and will rule based on the parties’ written submissions. The Company cannot predict the outcome of the motion or the timing of a decision from the Court. Pending resolution of the motion to dismiss, neither discovery nor other substantive proceedings are occurring nor expected.

Related to the securities class action, the Company’s directors, Chief Executive Officer and its Chief Financial Officer have been named as defendants in several putative shareholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the securities lawsuit, purportedly exposing the Company to liability and damaging the Company in an unspecified amount. By these derivative lawsuits, the plaintiffs seek no recovery from the Company. Instead, as a shareholder derivative action, the Company is named as a nominal defendant. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the motion to dismiss in the securities action.

The Company is also a nominal defendant in an action filed January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 VM. The action, which purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in the Company’s March 11, 2020 offering of convertible debt securities and warrants. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The action is currently in its very early stages, with the parties currently negotiating a date for defendants’ initial responses to the complaint. The Company cannot predict the outcome of the lawsuit, but again notes that plaintiff seeks no relief against the Company.

On July 7, 2020, the Company received a letter from a law firm alleging that rights that Genius Brands had licensed from POW! LLC, through its joint venture, Stan Lee Universe, LLC, had already been sold to another company, Proxima, represented by that law firm. The law firm alleged that the Company is, inter alia, interfering with Proxima’s contractual rights. On or about November 4, 2021, POW! and Proxima entered a binding settlement agreement resolving all the claims made by Proxima.

On January 18, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of New York styled Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd., Index No. 650278/2022, alleging: (1) breach of employment agreement, (2) breach of duty of good faith, (3) constructive dismissal, (4) indemnification, (5) violation of the Employment Standards Act 2000 of Ontario, and (6) defamation. On February 25, 2022, the Company filed a Motion to Dismiss on the ground that venue is improper. In response, Plaintiffs’ counsel has advised that they will be amending their complaint to address the arguments in the Company’s venue motion. Plaintiffs filed their Amended Complaint on March 17, 2022. The case remains at the pleading stage and no trial date has been set.

In all of the above-mentioned active proceedings, the Company has denied and continues to deny any wrongdoing and intends to defend the claims vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

 PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Capital Market under the symbol “GNUS” on November 21, 2016. Prior to that, our common stock traded on the OTCQB of the OTC Markets Group Inc. under the same symbol.

Stockholders

As of April 4, 2022, there were approximately 309 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Recent Sales of Unregistered Securities

On October 27, 2021, we issued 176,101 shares of common stock valued at $1.59 per share for production services. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 1, 2021, we issued 2,281,269 shares of common stock valued at $1.49 as partial consideration for 3,000,000 shares in YFE. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Company Purchases of Equity Securities

There were no purchases of our own equity securities during the year ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends, and future prospects. It should be noted that the MD&A contains forward-looking statements that involve risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” immediately preceding Part I for important information to consider when evaluating such statements.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Investments

On February 1, 2021, we purchased the outstanding equity interests of ChizComm Ltd., a corporation organized in Canada, and ChizComm USA Corp., a New Jersey corporation (collectively, “ChizComm”). Total consideration paid by us in the transaction at closing consisted of $8.5 million in cash and 1,980,658 shares of our common stock with a value of approximately $3.5 million. Additionally, the Purchase Agreement provides for the issuance of additional shares of common stock with a fair value of $7.2 million that may be issued to the Sellers if certain EBITDA and performance levels are achieved within a four-year period commencing on the date of the Purchase Agreement (Earn-Out). The transaction was accounted for as a business acquisition and the financial results of the wholly-owned subsidiaries are included in our consolidated financial statements.

Effective as of June 1, 2021, we executed an Operating Agreement with POW!, Inc. (“POW!”) to form a joint venture to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called Stan Lee Universe, LLC (“SLU”) and activity commenced during the fourth quarter of 2021. In exchange for a cash investment of $2.0 million, we obtained 50% ownership in the entity as a variable interest in the Stan Lee trade name. This agreement enables us to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which we plan to develop and license multiple properties each year. SLU is considered a variable interest entity in which we are the primary beneficiary. Accordingly, the transaction was accounted for as an asset acquisition of a trade name intangible in the amount of $4.0 million and the results of SLU are included in our consolidated financial statements, with the portion of non-controlling interest recorded in our stockholders’ equity.

During June 2021, we started investing our excess cash into available-for-sale marketable debt securities. As of December 31, 2021, we held $112.5 million of securities, with a recorded unrealized loss on fair value of $1.3 million and received $1.2 million in interest income.

On December 1, 2021, we completed a $6.8 million investment in Your Family Entertainment (“YFE”). In exchange for $3.4 million in cash and 2,281,269 shares of our common stock valued at approximately $3.4 million, we received 3,000,500 shares of YFE’s common stock. As of December 31, 2021, we had a 29% economic ownership interest in YFE.

On January 13, 2022, we acquired Canadian streaming service Ameba TV and gained access to its kid-safe platform technology and 13,000 episodes of content including Casper the Friendly Ghost, Donkey Kong Country, Gummy Bears and Rescue Heroes. We purchased 100% of Ameba’s issued and outstanding shares for $3.5 million in cash and paid $0.3 million for the underlying software code that powers the subscription video on demand (“SVOD”) deliveries. With the acquisition, we will launch a subscription-based streaming platform, the Kartoon Channel! KidAverse. The platform will include all of the popular animated programs of a children’s channel, metaverse features and it will be fully curated and child-safe. The platform will also offer collectable digital cards based on many of the channel’s popular characters, including those from the upcoming Stan Lee Universe and a digital currency for kids called Kidaverse MetaBuck$. Additionally, we intend for the Kartoon Channel! Kidaverse to introduce child-safe messaging, podcasts, music, and additional content.

Pending Acquisition

On October 26, 2021, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and our wholly-owned subsidiary and Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act, whereby we will purchase 100% of WOW’s issued and outstanding shares for $38.4 million in cash and 11,000,000 shares of our common stock. We believe that the acquisition will allow us to expand our audience demographic into the potentially lucrative teen and young adult marketplaces, provide additional content on the Kartoon Channel! and provide additional brands to be licensed for consumer products and our global distribution sales networks. We have not yet completed our initial accounting for the business combination, which will be accounted for using the acquisition method of accounting. The acquisition is expected to be completed during the second quarter of 2022.

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

During December 2021, we borrowed from our investment margin account the aggregate amount of $6.4 million for our investments in YFE and future closing of our pending acquisition of WOW, in each case pledging certain of our marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. These investment margin account borrowings do not mature but are payable on demand and recorded as a current liability on our consolidated balance sheets.

Results of Operations

Our summary results for the years ended December 31, 2021 and 2020 are below:

Revenues
	Year Ended December 31,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Licensing & Royalties	$1,605	$765	$840	110%
Media Advisory & Advertising Services	5,166	–	5,166	n/a
Television & Home Entertainment	825	1,465	(640)	(44) %
Advertising Sales	277	253	24	9%
Total Revenue	$7,873	$2,483	$5,390	217%

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the year ended December 31, 2021 increased 110% as compared to the year ended December 31, 2020, primarily due to proceeds received in conjunction with the mutually agreed termination of certain licensing rights, partially offset by the expiration of certain consumer product licenses that were not renewed.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, ChizComm, that we acquired during 2021.

Television & Home Entertainment revenue is generated from the distribution of our properties for broadcast on television, video-on-demand (“VOD”) or subscription video-on-demand (“SVOD”) in domestic and international markets and the sale of DVDs for home entertainment through our partners. Fluctuations in Television & Home Entertainment revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content to the customer. Revenue related to our VOD and SVOD sales for the year ended December 31, 2021, decreased 44% as compared to the year ended December 31, 2020, primarily due to the delivery of Rainbow Rangers Season 2 on different platforms during the prior year ended December 31, 2020, without comparable deliveries during the current year ended December 31, 2021.

Advertising sales are generated on our digital network, the Kartoon Channel! in the form of either flat rate promotions or advertising impressions served. Revenue related to our advertising sales increased by 9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the addition of new licensed titles and revenue generated by Stan Lee’s Superhero Kindergarten.

Expenses
	Year Ended December 31,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$5,442	$818	$4,624	565%
Direct Operating Costs	21,987	2,124	19,863	935%
General and Administrative	35,967	17,423	18,544	106%
Impairment of Goodwill	4,778	–	4,778	n/a
Impairment of Intangible Assets	3,452	–	3,452	n/a
Interest Expense	20	1,180	(1,160)	(98) %
Total Expenses	$71,646	$21,545	$50,101	233%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The increase in marketing and sales expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020, was primarily due to an increase in marketing and advertising expenses incurred to promote Stan Lee’s Superhero Kindergarten and the Kartoon Channel!.

Amortization, including any impairments of film and television costs makes up the majority of our Direct Operating Costs. Expenses directly associated with the acquisition, licensing and production of content, such as participation expenses related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services and costs of our product sales make up the remainder of Direct Operating Costs. We evaluated our capitalized production costs to determine if the fair value of the capitalized production costs is below the carrying value. Based on management’s updated estimate of ultimate revenues during the fourth quarter of 2021, capitalized production costs were determined to be above the fair value of the content properties and therefore an impairment charge of $18.2 million was recorded as additional amortization expense. The remaining increase in direct operating costs for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in participation expense of $1.3 million for Stan Lee’s Superhero Kindergarten and the amortization of license fees of $0.3 million for the content delivered on the Kartoon Channel!.

General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $18.5 million increase in general and administrative expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily consisted of a $7.6 million increase in share-based compensation expense primarily due to the modification of our Chief Executive Officer’s RSUs, a $5.8 million increase due to the current year consolidation of ChizComm expenses as a result of the acquisition on February 1, 2021 and a $3.1 million increase in legal professional fees. The remainder of the increase is related to an increase in salaries and wages and directors’ and officers’ insurance.

During the fourth quarter ended December 31, 2021, we incurred $4.8 million of goodwill impairment due to our annual impairment test indicating that the carrying value of the Media Advisory & Advertising Services reporting unit exceeded the estimated fair value.

During the fourth quarter ended December 31, 2021, we decided to discontinue the use of the ChizComm trade name acquired as part of the acquisition of ChizComm in February 2021. In connection with the initial accounting for the Acquisition, $3.4 million of the purchase price was allocated to the indefinite-lived trade name within the Media Advisory & Advertising Services segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $3.4 million as of December 31, 2021, recorded in our consolidated statements of operations. No impairment existed as of December 31, 2020.

Interest expense for the year ended December 31, 2021, decreased as compared to the year ended December 31, 2020, primarily due to the repayment of the outstanding Production Facility balance under the Loan and Security Agreement on July 14, 2021. The interest expense at December 31, 2021, is related to the interest incurred during the year prior to the repayment of the production loan facility on July 14, 2021.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Gain on Contingent Consideration Revaluation	$5,846	$–
Gain (Loss) on Warrant Revaluation	342	(210,895)
Loss on Foreign Exchange	(26)	–
Loss on Marketable Securities Investments	(70)	–
Loss on Equity Investment	(106)	–
Interest Income	559	145
Warrant Incentive Expense	(69,139)	–
Loss on Conversion Option Revaluation	–	(171,836)
Loss on Lease Termination	–	(339)
Sublease Income	–	317
Net Other Expense	$(62,594)	$(382,608)

The gain on contingent consideration revaluation is related to the change in fair value of the liability recorded for the earn-out arrangement with the sellers of the ChizComm entity acquired during 2021. The favorable decrease in the liability is based on our updated assumptions utilized to value the contingency.

The gain (loss) on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.

The foreign exchange gains and losses are due to foreign currency denominated transactions, including our investment in YFE accounted for under the fair value option, in which we also realized a loss due to a decrease in fair value.

We started investing in marketable securities during the year ended December 31, 2021. The net realized loss on marketable securities recognized during the year ended December 31, 2021, reflects the loss in our investments in available-for-sale securities that we will not recover due to prepayments of principals on certain mortgage-backed securities.

Interest Income, net during the year ended December 31, 2021, primarily consists of cash interest received of $1.2 million on our investments in marketable securities, net of $0.6 million for amortization of premiums.

The warrant incentive expense is related to the fair value of new warrants issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.

As of December 31, 2020, all notes were converted and repaid, therefore a revaluation on conversion options was not performed in 2021. In addition, as of December 31, 2020, we terminated the lease that generated sublease income, resulting in the loss on lease termination that did not occur during the year ended December 31, 2021.

Liquidity and Capital Resources

During the year ended December 31, 2021, our cash and cash equivalents and marketable security positions increased by $14.1 million. During 2021, we started investing our cash in excess of immediate requirements in accordance with our investment policy, primarily with a view for liquidity and capital preservation. Accordingly, available-for-sale securities, consisting principally of corporate and government debt securities, are also available as a source of liquidity. As of December 31, 2021, we held marketable securities with a fair value of $112.5 million that are available-for-sale. A portion of our marketable securities purchased during the year were sold to transfer $8.0 million of cash to an escrow account restricted for use in future commitments of financing related to our investment in YFE.

During December 2021, we borrowed from our investment margin account the aggregate amount of $6.4 million for our investments in YFE and future closing of our pending acquisition of WOW, in each case pledging certain of our marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. These investment margin account borrowings do not mature but are payable on demand and recorded as a current liability on our consolidated balance sheets. As of December 31, 2021, we had the ability to borrow up to 66% of the balance held in marketable securities, with the option to increase our borrowing capacity, if needed.

Working Capital

As of December 31, 2021, we had current assets of $136.2 million, including cash and cash equivalents of $2.1 million and marketable securities of $112.5 million and our current liabilities were $21.1 million. We had working capital of $115.1 million as of December 31, 2021 as compared to working capital of $101.4 million as of December 31, 2020. The increase of $13.7 million in working capital as compared to December 31, 2020 was primarily due to an increase in our cash and cash equivalents and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of ChizComm and short-term borrowings from our margin loan account.

During the year ended December 31, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.

Comparison of Cash Flows for the Years Ended December 31, 2021, and December 31, 2020

Our total cash, cash equivalents and restricted cash as of December 31, 2021, and December 31, 2020 was $10.1 million and $100.5 million, respectively.

	Year Ended December 31,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Cash Used in Operations	$(23,743)	$(8,054)	$(15,689)	195%
Cash Used in Investing Activities	(127,456)	(1,403)	(126,053)	8,985%
Cash Provided by Financing Activities	60,819	109,608	(48,789)	(44.5) %
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(16)	–	(16)	n/a
Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(90,396)	$100,151	$(190,547)	(190) %

Operating Activities

Cash used in operating activities for the year ended December 31, 2021, increased $15.7 million as compared to cash used during the year ended December 31, 2020. The increase was primarily due to an increase of $10.4 million in the total net loss, adjusted for non-cash items and an increase in capitalized film and television costs of $6.7 million and accrued production costs of $1.7 million. The increase in film and television costs is primarily related to costs associated with Stan Lee’s Superhero Kindergarten and KC! Pop Quiz.

Investing Activities

Cash used in investing activities for the year ended December 31, 2021, increased $126.1 million as compared to cash used during the year ended December 31, 2020. The increase in cash used for investing was primarily due to our net investments in marketable securities of $115 million. Our investing activities also include the cash paid for our acquisition of the ChizComm entities of $7.8 million and cash paid to acquire the equity investment in YFE of $3.4 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021, decreased by $48.8 million as compared to cash used during the year ended December 31, 2020. The primary source of cash during the year ended December 31, 2021, was the net proceeds of $57.3 million from the warrant exercise during January 2021 and the borrowings on our margin loan account of $6.4 million. Our cash proceeds were offset by payments of the remaining outstanding balances of both our Facility Loan and Payroll Protection Program loan of $1.5 million and a note receivable to a related party of $1.3 million.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $18.8 million as of December 31, 2021, of which $11.0 million is expected to be paid within one year. Subsequent to December 31, 2021, we have borrowed an additional $51.4 million, net of pay-downs, from our investment margin account, payable on demand. For additional information on our contractual commitments and timing of future payments, see Note 24, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In addition to our contractual commitments as of December 31, 2021, the Company has entered into strategic acquisitions and investments to grow our business that have and/or will result in material cash requirements, including our pending acquisition of WOW, our equity investment in YFE and our subsequent acquisition in Ameba TV (see Note 27 in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information).

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of December 31, 2021, we do not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management. We also have other significant accounting policies that are relevant to understanding our results. For additional information about these policies, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Variable Interest Entities

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

Film and Television Costs

We capitalize production costs for episodic series produced in accordance with FASB ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and amortized using the individual-film-forecast method, whereby these costs are amortized, and participations costs are accrued based on the ratio of the current period’s revenues to management’s estimate of ultimate revenue expected to be recognized from each production.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some titles are more successful or less successful than anticipated. Management reviews its ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on our consolidated statements of operations.

We expense all capitalized costs that exceed the initial market firm commitment revenue in the period of delivery of the episodes. Additionally, for episodic series, from time to time, we develop additional content, improved animation and bonus songs/features for our existing content. After the initial release of the episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the acquisition method. In accordance with FASB ASC 350, Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit, of which we have two, is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where additional impairment charges would be required in future periods. Specifically, actual results may vary from our forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions. Further, continued adverse market conditions could result in the recognition of additional impairment if we determine that the fair values of our reporting units have fallen below their carrying values.

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

We analyze freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to our own stock. If the instrument is not considered indexed to our stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to our stock, we analyze additional equity classification requirements per ASC 815-40, Contract’s in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of our equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, we also consider the bifurcation guidance for embedded derivatives per ASC 815-15, Embedded Derivatives.

Revenue Recognition

We account for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers. We have identified the following seven material and distinct performance obligations:

•	License rights to exploit Functional Intellectual Property (“Functional Intellectual Property” or “functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability be played or aired. Functional Intellectual Property derives a substantial portion of its utility from its significant standalone functionality).

•

License rights to exploit Symbolic Intellectual Property (“Symbolic Intellectual Property” or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as our licensing and merchandising programs associated with its animated content).

•	Provide media and advertising services to clients.
•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future).

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future).

•	Fixed fee advertising revenue generated from the Genius Brands Kartoon Channel!

•	Variable fee advertising revenue generated from the Genius Brands Kartoon Channel!

We recognize revenue related to licensed rights to exploit functional IP in two ways; for minimum guarantees, we recognize fixed revenue upon delivery of content and the start of the license period and for functional IP contracts with a variable component, we estimate revenue such that it is probable there will not be a material reversal of revenue in future periods. We recognize revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

We sell advertising on our App and OTT based “Kartoon Channel!” in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, we recognize revenue when all five revenue recognition criteria under FASB ASC 606 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to us on a monthly basis, and revenue is reported in the month the impressions are served.

We provide media and advertising services to clients. Revenue is recognized when the services are performed. When we purchase advertising for clients on linear and across digital and streaming platforms and receives a commission, the commissions are recognized as revenue in the month the advertising is displayed.

We recognize revenue related to product sales when we complete our performance obligation, which is when the goods are transferred to the buyer.

Share-Based Compensation

We issue stock-based awards to employees and non-employees that are generally in the form of stock options or restricted stock units (“RSUs”). Share-based compensation cost is recorded for all options and awards of non-vested stock based on the grant-date fair value of the award.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value on the grant date. The assumptions are as follows: (i) the expected term assumption of the award is based on our historical exercise and post-vesting behavior (ii) the expected volatility assumption is based on historical and implied volatilities of our common stock calculated based on a period of time generally commensurate with the expected term of the award; (iii) the risk-free interest rates are based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent expected term; (iv) and the expected dividend yields of our stock are based on history and expectations of future dividends payable. In the case of RSUs the fair value is calculated based on our underlying common stock on the date of grant.

We recognize compensation expense over the requisite service period ratably, using the graded attribution method, which is in-substance, recognizing multiple awards based on the vesting schedule. We have elected to account for forfeitures when they occur. We issue authorized shares available for issuance under our Genius Brands International, Inc. 2015 Incentive Plan and our Genius Brands International, Inc. 2020 Incentive Plan upon employees’ exercise of their stock options.

Income Taxes

Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible sources of realization of deferred tax assets and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

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

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities and the margin loan approximate fair value due to the short-term maturity of the instruments.

The fair values of the available-for-sale securities are generally based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level 2 securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or a variety of valuation techniques, incorporating inputs that are currently observable in the markets for similar securities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 2 to the financial statements in Item 8 of this Annual Report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:

•	Insufficient segregation of duties on certain controls or processes;
•	Limited resources to design and implement internal control procedures to support financial reporting objectives;
•	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and
•	Insufficient documentation related to review type controls and information technology controls.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the year ended December 31, 2021, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Plan to Remediate the Material Weaknesses

Management had been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Such measures include the following:

•	Continue to hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;
•	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment.  This included hiring additional accounting personnel during the year at our corporate headquarters and other locations. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of April 4, 2022:

Name	Age	Position
Andy Heyward	73	Chief Executive Officer and Chairman of the Board of Directors
Robert L. Denton	62	Chief Financial Officer
Michael A. Jaffa	56	Chief Operating Officer and Corporate Secretary
Joseph “Gray” Davis *	79	Director
P. Clark Hallren *	60	Director
Michael Klein *	74	Director
Margaret Loesch	75	Director
Lynne Segall*	69	Director
Anthony Thomopoulos *	84	Director
Dr. Cynthia Turner-Graham*	67	Director

_________________

* Denotes directors who are “independent” under applicable SEC and Nasdaq rules.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the Nasdaq Marketplace Rules: Joseph “Gray” Davis, P. Clark Hallren, Michael Klein, Lynne Segall, Anthony Thomopoulos and Dr. Cynthia Turner-Graham.

Andy Heyward, 73, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P, corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities and was awarded the 2002 UCLA Alumni Association’s Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment. He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award-winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Robert Denton, 62, has been the Company’s Chief Financial Officer since March 2022 and previously served as the Company’s Executive Vice President of Finance and Accounting from December 14, 2021 through March 2022 and as Chief Financial Officer from April 2018 through December 13, 2021. He served as the Chief Financial Officer of Atlys, Inc. a next-gen media technology company from 2011 to 2018. He has over 30 years of experience as a financial executive, specifically in the entertainment industry. He began his career in 1982 with Ernst & Young handling filings with the SEC, including initial public offerings. He left Ernst & Young in 1990 to work as Vice President and Chief Accounting Officer for LIVE Entertainment, Inc. In 1996, LIVE was acquired by Artisan Entertainment, Inc., and, in December 2000, Mr. Denton was promoted to Executive Vice President of Finance and CAO. Mr. Denton also served as the COO of Artisan Home Entertainment, where he directed all financial reporting, budgeting and forecasting, manufacturing and distribution of the Home Entertainment Division. Mr. Denton left Artisan at the end of 2003 and joined DIC Entertainment Corporation to serve as their Chief Financial Officer. At DIC, he directed the three-year financial audit, due diligence and preparation of the company’s Admission Documents, and he was responsible for all monthly financial reporting to the Board of Directors as well as the semi-annual reporting to the AIM Exchange of the London Stock Exchange. Mr. Denton left DIC in February 2009 after completing the acquisition and transition of DIC to the Cookie Jar Company. Mr. Denton served as the Chief Financial Officer of Gold Circle Films from 2009 to 2011. From 2009 to 2014, Mr. Denton also owned and operated three Assisted Living Facilities for the Elderly, to help better care for his mother. Mr. Denton is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Michael Jaffa, 56, was promoted to Chief Operating Officer and General Counsel on December 7, 2020. Previously he served as the General Counsel and Corporate Secretary of the Company since April 2018. From January 2017 through April 2018, Mike served as Thoughtful Media Group’s (TMG) General Counsel and Global Head of Business Affairs. TMG is a multichannel network focused on Asian markets. At TMG, Mr. Jaffa oversaw all of TMG’s legal matters, established the framework for TMG’s continued growth in international markets, including a franchise plan, the formation of a regional headquarters in Southeast Asia and assisted with M&A transactions. From September 2013 through December 2016, Mr. Jaffa worked as the Head of Business Affairs for DreamWorks Animation Television, and before that served in a similar role at Hasbro Studios from December 2009 through September 2013. Mr. Jaffa has over 20 years of experience handling licensing, production, merchandising, complex international transactions and employment issues for large and small entertainment companies and technology startups.

Joseph “Gray” Davis, 78, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bipartisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

P. Clark Hallren, 59, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Michael Klein, 73, has been a Director of the Company since March 2019. Mr. Klein is an accomplished executive, entrepreneur, and financier with substantial experience in media and entertainment, investment banking, professional sports, venture capital funding, and real estate. Prior to starting Camden Capital Management, LLC (CCM), Mr. Klein, since 1996, has led Klein Investment Group after assuming 100% ownership of (and renaming) Iacocca Capital Partners, L.P., where he was Managing Partner from 1994 to 1996. From 1984 to 1993, Mr. Klein was a managing director at Bear Stearns & Company, where he founded and co-directed the Media-Entertainment Group, and Gruntal & Company, where he was Senior Managing Director and a member of the Executive Committee. From 1974 to 1982, Mr. Klein supplied prime time and mini-series content to the major television networks through his company, Michael Klein Productions. Also, during that time, he was an owner and a senior executive officer of the San Diego Chargers, an NFL Football franchise. Mr. Klein has significant experience in the area of corporate financings. He has executed and participated in financing deals, both public and private, ranging from $5 million to over $2 billion. His real estate ventures in Southern California include a 600-acre development in North San Diego, which he sold in various stages. He also has led several real estate ventures in Southern California including the Water Gardens phase two in Santa Monica. Mr. Klein was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.

Margaret Loesch, 75, has been the Executive Chairman of the Kartoon Channel! since June 2020, a Director of the Company since March 2015 and the Executive Chairman of the Genius Brands Network since December 2016. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her Bachelor of Science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Lynne Segall, 68, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 83, has been a Director of the Company since February 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Dr. Cynthia Turner-Graham, 67, has been a Director of the Company since June 15, 2021. Dr. Turner-Graham is a board-certified psychiatrist and Distinguished Life Fellow of the American Psychiatric Association, who brings over 40 years of experience in the healthcare industry as a practicing psychiatrist, healthcare administrator and community leader. Since 1988, Dr. Turner-Graham has been a practicing psychiatrist at an outpatient psychiatry practice. Since 2004, Dr. Turner-Graham has served as President and Chief Executive Officer of ForSoundMind Enterprises, Inc., a provider of outpatient psychiatric services and developer of educational workshop experiences focused on promotion of emotional and mental health. From February 2014 until November 2019, she served as Medical Director for Inner City Family Services in Washington, DC. Among her accomplishments, Dr. Turner-Graham is the immediate past president of the Suburban Maryland Psychiatric Society, served as a Director of the Washington Psychiatric Society and will take the helm of Black Psychiatrists of America as President in 2022. She has previously served as Clinical Assistant Professor of Psychiatry at both Vanderbilt University and Howard University Schools of Medicine. Dr. Turner-Graham was chosen as a director of the Company based on her career as a distinguished psychiatrist and her expertise with children.

On March 17, 2022, Karen McTier notified the Company of her intention to resign from the Board of Directors effective as of March 31, 2022.

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

The Company currently has nine directors, including Mr. Heyward, its Chairman, who also serves as the Company’s Chief Executive Officer. The Chairman and the Board are actively involved in the oversight of the Company’s day to day activities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% or our common stock, we found that during 2021, all Section 16(a) filings were made with the SEC on a timely basis except that one report covering one transaction was filed late by Joseph “Gray” Davis, one report covering one transaction was filed late by P. Clark Hallren, one report covering one transaction was filed late by Michael Klein, one report covering one transaction was filed late by Lynne Segall, one report covering one transaction was filed late by Karen McTier, one report covering one transaction was filed late by Anthony Thomopoulos, one report covering one transaction was filed late by Dr. Cynthia Turner-Graham, one report covering one transaction relating to RSU vesting was filed late by Andy Heyward, one report covering one transaction relating to RSU vesting was filed late by Michael Jaffa, one report covering one transaction relating to RSU vesting was filed late by Robert Denton, one Form 3 was filed late by Harold Chizick, and a Form 3 and one report covering one transaction was filed late by Zrinka Dekic.

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

Board Committees

During 2021, our Board of Directors held 4 meetings.

The following table sets forth the three standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2021:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee	Investment Committee
Andy Heyward	Chair
Joseph “Gray” Davis	X			X	X
P. Clark Hallren	X	Chair	X		X
Margaret Loesch	X
Lynne Segall	X			Chair
Anthony Thomopoulos	X	X	Chair
Michael Klein	X	X		X	X
Dr. Cynthia Turner-Graham (1)	X
Meetings in 2021:	4	4	2	1	1

___________________

(1)	Effective June 15, 2021, Dr. Turner-Graham was elected as a member of our Board of Directors.

The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort, but is not required, to attend each annual meeting of our stockholders.

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee, a Nominating Committee and an Investment Committee as the functions of each are described below.

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

A copy of the Compensation Committee’s written charter is publicly available on our website at www.gnusbrands.com.

Nominating Committee

Ms. Segall and Messrs. Davis and Klein serve on our Nominating Committee. The Nominating Committee’s responsibilities include:

•	identifying qualified individuals to serve as members of our Board of Directors;
•	review the qualifications and performance of incumbent directors;
•	review and consider candidates who may be suggested by any director or executive officer or by a stockholder of the Company; and
•	review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership of the board.

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

Investment Committee

Messrs. Davis, Hallren and Klein serve on our Investment Committee. The primary purpose of the Investment Committee is to assist the Board in reviewing our Investment Policy and strategies and in overseeing our capital and financial resources. A material investment on behalf of the Company may not be made without the Committee’s approval or the approval of a delegate of the Committee pursuant to an appropriate delegation of the Committee’s authority. In order to carry out its mission and function, and subject to the terms of the Company’s Certificate of Incorporation, the Committee has the authority to:

•	review the investment policy, strategies, transactions and programs of the Company and its subsidiaries to ensure they are consistent with the goals and objectives of the Company;
•	evaluate and approve or disapprove each proposed material investment on behalf of the Company;
•	determine whether the investment policy is consistently followed and that procedures are in place to ensure that the Company’s investment portfolio is managed in compliance with its policies;
•	review the performance of the investment portfolios of the Company and its subsidiaries; and
•	approve and revise as appropriate, the Company’s investment policies and guidelines.

Stockholder Communications to the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations department at 212-564-4700. However, any stockholders who wish to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to Genius Brands International, Inc., at 190 N. Canon Drive, 4th Floor, Beverly Hills, California 90210, Attn: Corporate Secretary or by using the “Contact” page of our website www.gnusbrands.com/contact-us. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;
•	resumes and other forms of job inquiries;
•	surveys; and
•	solicitations or advertisements.

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

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named officers for fiscal year 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Andy Heyward (2)	2021	440,000	212,987	–	–	543,750	1,196,737
Chief Executive Officer	2020	311,717	73,528	10,425,500	5,750,000	880,959	17,441,204

Robert L. Denton (3)	2021	300,663	25,000	–	–	–	325,663
Chief Financial Officer	2020	261,158	150,000	660,250	1,092,500	–	2,163,908

Michael A. Jaffa (4)	2021	326,326	25,000	–	–	–	351,326
Chief Operating Officer, General Counsel and Corporate Secretary	2020	261,880	150,000	695,000	1,150,000	–	2,256,880

_________________________

(1)	The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.

(2)	Mr. Heyward entered into a five-year employment agreement on November 16, 2018. Under such employment agreement, Mr. Heyward was entitled to an annual salary of $300,000. Mr. Heyward entered into a new five-year employment agreement on December 7, 2020. Under his new employment agreement, Mr. Heyward is entitled to an annual salary of $440,000.

During 2021, Mr. Heyward was paid $543,750 in producer fees.

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

On March 7, 2022, Mr. Denton entered into an amendment to his employment agreement which extends the term until December 20, 2023 and increased his annual salary to $350,000 for year two and $375,000 for year three.

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

Narrative Disclosure to Summary Compensation

Base Salary. In 2021, the Company paid $440,000 to Andy Heyward, $300,663 to Robert L. Denton and $326,326 to Michael A. Jaffa. In 2020, the Company paid $311,717 to Mr. Heyward, $261,158 to Mr. Denton and $261,880 to Mr. Jaffa. Base salaries are used to recognize experience, skills, knowledge and responsibilities required of all of our employees, including our executive officers.

All Other Compensation. Pursuant to his employment agreement dated December 7, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode for which he provides services as an executive producer. During 2021, Mr. Heyward was paid $543,750 in producer fees.

Bonus Compensation. Our named executive officers are expected to be eligible to receive an annual bonus award in accordance with their employment agreements and/or management incentive program then in effect with respect to such executive officer and based on an annualized target of base salary, as specified in their respective employment agreements, if applicable. In fiscal 2020 Mr. Heyward was paid a bonus of $73,528 and Mr. Denton and Mr. Jaffa were each paid two bonuses totaling $150,000. In fiscal 2021 Mr. Heyward was paid a bonus of $212,978 and Mr. Denton and Mr. Jaffa were each paid a bonus of $25,000.

Equity Based Incentive Awards. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and Board periodically review the equity incentive compensation of our named executive officers and from time to time may grant additional equity incentive awards to them in the form of stock options or other awards. As of December 31, 2020, no options granted to our named executive officers have been modified or repriced.

On December 7, 2020, Mr. Heyward received 5,000,000 options with a value of $5,750,000 and 7,500,000 RSUs with a value of $10,425,000. Mr. Heyward also received 7,500,000 performance-based RSUs, however, the performance conditions, therefore a grant date were not yet established on December 7, 2020. The 7,500,000 performance-based RSUs were not yet earned as of December 31, 2021.

On December 7, 2020, Mr. Denton received 950,000 options with a value of $1,092,500 and 475,000 RSUs with a value of $660,250.

On December 7, 2020, Mr. Jaffa received 1,000,000 options with a value of $1,150,000 and 500,000 RSUs with a value of $695,000.

Employment Agreements

CEO Employment Agreement

On November 16, 2020, the Company entered into an amended and restated employment agreement with Andy Heyward (the “CEO Employment Agreement”), whereby Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $440,000, and an award of 5,000,000 stock options and 15,000,000 RSUs. Mr. Heyward is also eligible to be paid a producing fee equal to $12,500 per one-half hour episode for each series produced, controlled and distributed by the Company, and for which he provides material production services provided as the executive producer for up to 52 one-half hour episodes. Additionally, under the terms of the CEO Employment Agreement, Mr. Heyward shall be eligible for a quarterly discretionary bonus of $55,000 per fiscal quarter if the Company meets certain criteria, as established by the Board of Directors. Mr. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the CEO Employment Agreement, Mr. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies. The Options granted to Mr. Heyward were fully vested on the date of grant. One-half of the RSUs granted to Mr. Heyward vest over time subject to Mr. Heyward’s continued employment, and one-half vest in equal installments on the first, second, third and fourth anniversaries of the date of grant, subject to the achievement of certain performance criteria, to be determined by the Compensation Committee, and subject to Mr. Heyward’s continued employment. In the event of Mr. Heyward’s death or resignation, all compensation then currently due would be payable to his estate.

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

CFO Employment Agreement

On December 7, 2020, the Company entered into an amended and restated agreement with Robert L. Denton (as amended, the “CFO Employment Agreement”), whereby Mr. Denton agreed to serve as the Company’s Chief Financial Officer, effective as of December 7, 2020, for a period of one year with a mutual option for two additional one-year periods. Under the terms of the CFO Employment Agreement, Mr. Denton shall be entitled to an annual discretionary bonus based on his performance. The CFO Employment Agreement may be terminated either (i) upon the end of the term, (ii) at any time by the Company for “Cause” (as defined in the CFO Employment Agreement) or (iii) upon an event of retirement, death or disability. Upon the termination or expiration of Mr. Denton’s employment with the Company and for a period of three years thereafter, certain amounts paid to Mr. Denton, including any discretionary bonus and stock-based compensation, but excluding his base salary and reimbursement of certain expenses, will be subject to the Company’s claw back right upon the occurrence of certain events which are adverse to the Company, including a restatement of financial statements. In the event of Mr. Denton’s death or resignation, all compensation then currently due would be payable to his estate.

The CFO Employment Agreement provides Mr. Denton with, during the three-year term of the CFO Employment Agreement (i) an annualized base salary of $300,000 for the first year of the term, $350,000 for the second year of the term, and $375,000 for the third year of the term; (ii) discretionary annual bonuses determined in the sole discretion of the Compensation Committee; and (iii) eligibility to receive renewal bonuses of $50,000 beginning within 60 days following the effective date of the Amended Employment Agreement and continuing on each anniversary thereafter during the term, subject to Mr. Denton’s continued employment. The agreement granted Mr. Denton 975,000 stock options and 475,000 RSUs. The Options granted to Mr. Denton were partially vested on the date of grant, and vest with respect to the unvested amounts in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment. The RSUs granted to Mr. Denton vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment. Only unvested Options or RSUs that would have otherwise vested during the then current term of the CFO Employment Agreement will vest upon Mr. Denton’s termination of employment without Cause or resignation for Good Reason, each as defined in the Form Option Grant and Form RSU Grant.

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

On March 7, 2022, Mr. Denton entered into an amendment to his employment agreement which extends the term until December 20, 2023 and increased his annual salary to $350,000 for year two and $375,000 for year three.

COO and General Counsel Employment Agreement

On December 7, 2020, the Company entered into an amended and restated agreement (the “COO and General Counsel Employment Agreement”) with Michael A. Jaffa in which Mr. Jaffa would assume the role of Chief Operating Officer and General Counsel commencing on December 7, 2020. The term of the agreement is three years. In addition, Mr. Jaffa will be entitled to an annual discretionary bonus based on his performance. In the event of Mr. Jaffa’s death or resignation, all compensation then currently due would be payable to his estate.

The COO and General Counsel Employment Agreement provides Mr. Jaffa with, during the three year term of the General Counsel Employment Agreement (i) an annualized base salary of $325,000 for the first year of the term, $350,000 for the second year of the term and $375,000 for the third year of the term, (ii) discretionary annual bonuses determined in the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and (iii) eligibility to receive renewal bonuses of $50,000 beginning within 60 days following the effective date of the COO and General Counsel Employment Agreement and each anniversary thereafter during the term, subject to Mr. Jaffa’s continued employment. The agreement granted Mr. Jaffa 1,000,000 stock option and 500,000 RSUs. The Options granted to Mr. Jaffa were partially vested on the date of grant, and vest with respect to the unvested amounts in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment. The RSUs granted to Mr. Jaffa vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment. Any unvested Options or RSUs held by Mr. Jaffa will vest upon his termination of employment without Cause or resignation for Good Reason, each as defined in the Option Grant and RSU Grant agreement.

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

Retirement Benefits

As of December 31, 2021, the Company did not provide any retirement plans to its executive officers or employees.

Potential Payments upon Termination or Change-in-Control

As of December 31, 2021, the Company did not provide for any potential payments upon termination or change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards as of December 31, 2021 to each of the named executive officers.

	Option Awards						Stock Units Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Equity incentive plan awards: Number of securities underlying unearned Restricted Stock Units (#)		Market Value of Shares
Andy Heyward	5,000,000	(1)	–		1.39	12/07/30	14,062,500	(2)	$14,765,625
Robert L. Denton	85,088	(3)	–		2.09	04/18/23
	15,000	(3)	–		1.99	03/07/24
	570,000	(4)	380,000	(4)	1.39	12/07/30	320,000	(5)	$336,000
Michael A. Jaffa	85,088	(3)	–		2.09	04/16/23
	15,000	(3)	–		1.99	03/07/24
	600,000	(6)	400,000	(6)	1.39	12/07/30	333,334	(7)	$350,000

______________________

(1)	Mr. Heyward’s options vested upon the grant date.
(2)	937,500 of Mr. Heyward’s RSUs vested on the first anniversary date of December 20, 2021. On June 23, 2021, the Compensation Committee amended service-based awards granted to the Mr. Heyward, such that 3,750,000 of such RSUs shall continue to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment and the remaining 3,750,000 RSUs shall be modified to vest based on performance or market conditions. The previously issued 7,500,000 performance-based awards, along with the 3,750,000 modified service-based awards, shall vest as follows: (i) 3,750,000 RSUs vest when the closing sale price of the common stock equals or exceeds $3.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 3,750,000 RSUs vest when the closing sale price of the common stock equals or exceeds $3.50 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 3,750,000 RSUs vest when the closing sale price of the common stock equals or exceeds $3.75 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days (the “market conditions”). In addition to the stock price and market capitalization vesting conditions set forth above, such 11,250,000 RSUs may also vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain operating performance-based vesting conditions established by the Compensation Committee on June 23, 2021 and subject to his continued employment, adjusted pro-ratably for vesting pursuant to the market conditions.
(3)	Mr. Denton’s and Mr. Jaffa’s options vested as of December 31, 2021.
(4)	Mr. Denton’s options vested 380,000 upon grant and 190,000 vested on the first anniversary date of December 7, 2021. 190,000 options will vest annually on each anniversary date for the next 2 years.
(5)	155,000 of Mr. Denton’s RSUs vested on the first anniversary date of December 7, 2021. 158,000 will vest on the second anniversary date and 162,000 will vest on the third anniversary date.
(6)	Mr. Jaffa’s options vested 400,000 upon grant and 200,000 vested on the first anniversary date of December 7, 2021. 200,000 options will vest annually on each anniversary date for the next 2 years.
(7)	166,666 of Mr. Jaffa’s RSUs vested on the first anniversary date of December 7, 2021. 166,666 will vest on the second anniversary date and 166,668 will vest on the third anniversary date.

Director Compensation

The following table sets forth with respect to each of our non-employee directors, compensation information inclusive of equity awards and payments earned for the year ended December 31, 2021.

Name	Year	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Joseph “Gray” Davis (3)	2021	55,000	54,600	–	109,600
P. Clark Hallren (4)	2021	75,000	54,600	–	129,600
Margaret Loesch (5)	2021	45,000	54,600	90,000	189,600
Lynne Segall (6)	2021	55,000	54,600	–	109,600
Anthony Thomopoulos (7)	2021	65,000	54,600	–	119,600
Michael Klein (8)	2021	45,000	54,600	–	99,600
Dr. Cynthia Turner-Graham (9)	2021	30,000	29,600	–	59,600

______________________

(1)	Directors, other than Mr. Heyward, earn $10,000 for each quarterly meeting attended. Directors, other than Mr. Heyward, also earn $10,000 as appointed Chairmen and $5,000 as members of the Company’s Compensation, Audit, Investment and Nominating Committees.

(2)

Represents the grant date fair value in accordance with FASB ASC Topic 718. The assumptions applied in determining the fair value of the awards are discussed in the Notes to our audited consolidated financial statements for the year ended December 31, 2021, in the Form 10-K.

(3)

Mr. Davis was paid $40,000 for services on the Board for 2021 and $5,000 in arrears for services on the Board for 2020, $5,000 as a member the Company’s Nominating Committee and $5,000 as a member of the Company’s Investment Committee.

(4)

Mr. Hallren was paid $40,000 for services on the Board for 2021, $5,000 in arrears for services on the Board for 2020. Mr. Hallren was also paid $10,000 as Chair of the Company’s Audit Committee, $5,000 as a member of the Company’s Compensation Committee, $10,000 as Chair of the Company’s Investment Committee and $5,000 for other consulting services.

(5)	Ms. Loesch was paid $40,000 for services on the Board for 2021, $5,000 in arrears for services on the Board in 2020 and $90,000 for services as Executive Chairperson of the Kartoon Channel!

(6)	Ms. Segall was paid $40,000 for services on the Board for 2021, $5,000 in arrears for services on the Board in 2020 and $10,000 as the Chair of the Company’s Nominating Committee.

(7)

Mr. Thomopoulos was paid $40,000 for services on the Board for 2021, $5,000 in arrears for services on the Board in 2020, $10,000 as Chair of the Company’s Compensation Committee $5,000 as a member of the Company’s Audit Committee and $5,000 for other consulting services.

(8)	Mr. Klein was paid $30,000 for services on the Board, $5,000 as a member of the Company’s Audit Committee, $5,000 as a member the Company’s Nominating Committee and $5,000 as a member of the Company’s Investment Committee.

(9)	Effective June 15, 2021, Dr. Turner-Graham was elected as a member of our Board of Directors. Dr. Turner-Graham was paid $30,000 for services on the Board for 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and Related Stockholder Matters

The following table shows the beneficial ownership of shares of our common stock as of April 4, 2022, known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 304,368,966 shares of common stock outstanding as of April 4, 2022. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 190 N. Canon Drive, Floor 4, Beverly Hills, CA 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward	19,924,994	(2)	6.44%
Michael Jaffa	783,422	(3)	*
Robert L. Denton	747,588	(4)	*
Michael Klein	239,600	(5)	*
Anthony Thomopoulos	20,115	(6)	*
Joseph (Gray) Davis	20,000	(7)	*
P. Clark Hallren	20,000	(7)	*
Margaret Loesch	20,000	(7)	*
Lynne Segall	20,000	(7)	*
Karen McTier	20,000	(7)	*
Dr. Cynthia Turner-Graham	20,000	(7)	*
All current executive officers and directors as a group (consisting of 11 persons)	21,835,719		7.02%

5% Stockholders BlackRock, Inc.	19,645,121		6.45%

_______________________

* Indicates ownership less than 1%

(1)	Applicable percentage ownership is based on 304,368,966 shares of common stock outstanding as of April 4, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of April 4, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 4, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of (i) 990,728 shares of common stock held by A Squared Holdings LLC over which Andy Heyward holds sole voting and dispositive power; (ii) 13,933,032 shares of common stock held by Andy Heyward or issuable upon vested RSUs; (iii) 1,234 shares held by Heyward Living Trust; (iv) 5,000,000 options to acquire shares of common stock issuable upon the exercise of stock options.

(3)	Consists of 83,334 shares of common stock held and 700,088 shares of common stock issuable upon exercise of stock options granted to Mr. Jaffa.

(4)	Consists of 77,500 shares of common stock held and 670,088 shares of common stock issuable upon exercise of stock options granted to Mr. Denton.

(5)	Consists of 99,600 shares of common stock, 20,000 shares of common stock issuable upon exercise of stock options granted and 120,000 shares of common stock issuable upon the exercise of warrants granted to Mr. Klein that will become exercisable within 60 days of December 31, 2021.

(6)	Consists of 115 shares of common stock held and 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Thomopoulos that will become exercisable within 60 days of December 31, 2021.

(7)

Consists of 20,000 shares of common stock issuable upon exercise of stock options granted to each Board Member that will become exercisable within 60 days of December 31, 2021. Ms. McTier resigned from the Board effective as of March 31, 2022.

(8)	This information is based solely on a Schedule 13G filed with the SEC on February 4, 2022.

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

The following table reflects, as of December 31, 2021, compensation plans pursuant to which we are authorized to issue options, warrants, restricted stock units, or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	27,685,489	$1.80	4,482,178
Equity compensation plans not approved by shareholders	–	–	–
Total	27,685,489	$1.80	4,482,178

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence

Certain Relationships and Related Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control. Described below are certain transactions or relationships between us and certain related persons.

Pursuant to his employment agreements dated December 7, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the year ended December 31, 2021, Mr. Heyward was paid $543,750 in producer fees.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward, the Company’s Chief Executive Officer. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2021, the Company earned $0 in royalties from this agreement.

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

Independence of the Board of Directors

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Capital Market. On the basis of information solicited from each director, the board has determined that each of Messrs. Davis, Hallren, Klein, and Thomopoulos as well as each of Mss. Segall and Turner-Graham are independent directors within the meaning of such rules.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2021	2020
Audit Fees	$255,700	$123,000
Audit-Related Fees	9,650	38,000
Tax Fees	64,645	8,490
Other Fees	–	–
Total Fees	$329,995	$169,490

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

Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent registered public accounting firm provided to us in the past three fiscal years.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

2.1	Arrangement Agreement dated as of October 26, 2021 among the Company,1326919 B.C. LTD. and Wow Unlimited Media Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021)
3.1	Articles of Incorporation of Genius Brands International Inc., as amended
3.2	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.3	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
4.1	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
4.2	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.4	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.5	Description of Capital Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020)
4.6	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
4.7	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
4.8	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
4.9	Form of New Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
10.1†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.2†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.6†	Employment Agreement dated November 15, 2013 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013)
10.10†	Genius Brands International, Inc. 2015 Incentive Plan, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.13	Loan and Security Agreement dated August 5, 2016 between Genius Brands International, Inc. and Llama Productions LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016)
10.14	Subscription Agreement dated January 17, 2017 between Genius Brands International, Inc. and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.17	Securities Purchase Agreement dated January 8, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
10.18†	Employment Agreement dated April 18, 2018 between Genius Brands International, Inc. and Robert Denton (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2018)

10.19	Securities Purchase Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.20	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.21	Loan and Security Agreement dated September 28, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.22	Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)
10.23	Amended and Restated Employment Agreement dated November 16, 2018 between Genius Brands International, Inc. and Andrew Heyward (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2018)
10.24†	Employment Agreement dated April 16, 2018 between Genius Brands International, Inc. and Michael Jaffa (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019)
10.25	Form of Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
10.26	Purchase and Sale Agreement, dated February 1, 2021, by and among Genius Brands International, Inc., GBI Acquisition LLC, 2811210 Ontario Inc. and Harold Aaron Chizick, Jennifer Mara Chizick, Wishing Thumbelina Inc., and Harold Aaron Chizick and Jennifer Mara Chizick, trustees of The Chizick (2019) Family Trust for and on behalf of Harold Aaron Chizick, Jennifer Mara Chizick and Jay Mark Sonshine, the trustees of The Chizick (2019) Family Trust (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2021)
10.27	Share Purchase Agreement, dated of December 1, 2021, by and among Genius Brands International, Inc. and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.28	Shareholder Agreement, dated as of December 1, 2021 among Genius Brands International, Inc. and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.29†	Employment Agreement, dated as of December 13, 2021, by and between Genius Brands International, Inc. and Zrinka Dekic (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021)
10.30†	Stock Option Grant Notice and Stock Option Grant Agreement between Genius Brands International, Inc. and Zrinka Dekic dated December 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021)
10.31†	Genius Brands International, Inc. 2020 Incentive Plan (Incorporated by reference to the Company’s Form S-8 filed with the SEC on November 16, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of Baker Tilly US LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

April 5, 2022	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 5, 2022		/s/ Robert L. Denton
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andy Heyward and Michael Jaffa, jointly and severally, attorney-in-fact, with the power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andy Heyward	April 5, 2022
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/ Robert L. Denton	April 5, 2022
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael Klein	April 5, 2022
Michael Klein
Director

/s/ Joseph “Gray” Davis	April 5, 2022
Joseph “Gray” Davis
Director

/s/ P. Clark Hallren	April 5, 2022
P. Clark Hallren
Director

/s/ Lynne Segall	April 5, 2022
Lynne Segall
Director

/s/ Anthony Thomopoulos	April 5, 2022
Anthony Thomopoulos
Director

/s/ Margaret Loesch	April 5, 2022
Margaret Loesch
Director

/s/ Dr. Cynthia Turner-Graham	April 5, 2022
Director

GENIUS BRANDS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Genius Brands International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

2

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

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

▪	Testing a selection of film and television costs to ensure appropriate capitalization
▪	Evaluating the significant assumptions used by the Company to develop the estimated attributable revenues for each contract including management’s forecasts of estimated future revenues and future commitments
▪	Performing a look-back analysis of management’s historical estimates compared to actual results.
▪	Testing the completeness and accuracy of the underlying data used in the analysis
▪	Obtaining a memorandum from management understanding the nature and timing of accelerated amortization compared to prior periods
▪	Performing a sensitivity analysis of the estimate future revenues to evaluate the change in amortization of the Company’s costs related from changes in the assumption
▪	Recalculating the amortization expense and performed analytical procedures

Valuation of Intangible Assets and Contingent Earnout for the Chizcomm Acquisition

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, on February 1, 2021, the Company acquired ChizComm Ltd. and ChizComm USA Corp., which constitutes as a business combination in accordance with ASC 805, Business Combinations. The transactions were accounted for as business combinations and the assets acquired and liabilities assumed have been recorded based on estimates of fair value as of December 31, 2021.

Auditing the valuation of intangible assets and contingent earnout involved complex and subjective judgments and estimation due to the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimation such as expectations of future revenue, expenses, capital expenditures and other costs as well as the discount rate.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

▪	Obtained an understanding and evaluated the design and implementation of the Company's controls over its estimation process supporting the recognition and measurement of the customer relationships intangible assets and trade name intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
▪	Involved auditor-engaged valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.
▪	Performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer relationships intangible asset and compared the significant assumptions to current industry and market and economic trends.

▪	Evaluated the Company's selection of the valuation methodology and significant assumptions used by the Company in the valuation of the intangible assets and the contingent earnout, and the reasonableness of significant assumptions and estimates.
▪	Tested the clerical accuracy of the models.

Goodwill Impairment Assessment

Critical Audit Matter Description

As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually on the reporting unit level, and more frequently if the Company believes indicators of impairment exist. The Company determined that the "Media Advisory & Advertising Services" reporting unit’s goodwill was impaired, and the Company recorded a goodwill impairment loss of approximately $4.8M for the year ended December 31, 2021. The determination of the fair value of the reporting unit requires significant estimates and assumptions. Changes in these assumptions could have a significant impact on the fair value of the reporting unit.

Auditing management's judgments regarding forecasts of future revenue and operating margin, and the discount rate to be applied involved a high degree of subjectivity which were used in the goodwill impairment assessment.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

▪	Obtained an understanding and evaluated the design and implementation of the Company's controls over the goodwill impairment assessment process
▪	Obtained and reviewed management's goodwill impairment analysis memorandum including the fair value of reporting unit and intangible balances
▪	Tested and evaluated whether the assumptions used were reasonable by considering the past performance of the reporting units and third-party market data
▪	Compared the actual results to those historically forecasted by the Company
▪	Involved auditor-engaged specialist to evaluate the valuation methodologies used by the Company for the goodwill impairment assessment by comparing the methodologies to those utilized by other companies holding similar assets, and to compare management's assumption inputs to information from external sources and available economic forecasts and data
▪	Tested the clerical accuracy of the goodwill impairment model

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Los Angeles, California

Auditor Firm ID: 23

April 5, 2022

Genius Brands International, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
ASSETS	2021	2020
Current Assets:
Cash and Cash Equivalents	$2,058	$100,456
Restricted Cash	8,002	–
Investments in Marketable Securities (amortized cost of $113,778)	112,523	–
Accounts Receivable, net	7,632	1,731
Note Receivable from Related Party	1,276	–
Other Receivable	969	–
Prepaid Expenses and Other Assets	3,725	6,379
Total Current Assets	136,185	108,566

Property and Equipment, net	449	96
Right Of Use Assets, net	2,785	1,972
Film and Television Costs, net	2,940	11,828
Lease Deposits	69	43
Investment in ChizComm Entities	–	301
Investment in Stan Lee Universe, LLC	–	1,000
Investment in Your Family Entertainment AG	6,695	–
Intangible Assets, net	9,733	29
Goodwill	15,227	10,366
Total Assets	$174,083	$134,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,192	$786
Accrued Production Costs	1,733	–
Accrued Expenses	535	408
Participations Payable	2,438	3,160
Deferred Revenue	432	684
Margin Loan	6,392	–
Notes Payable	28	–
Payroll Protection Program	–	366
Warrant Liability	855	1,197
Lease Liability	664	146
Due To Related Party	63	2
Accrued Salaries and Wages	799	429
Total Current Liabilities	21,131	7,178

Long Term Liabilities:
Deferred Revenue	3,492	3,748
Lease Liability	2,460	2,053
Production Facility, net	–	1,100
Contingent Earn Out	1,340	–
Notes Payable	82	–
Disputed Trade Payable	925	925
Total Liabilities	29,430	15,004

Commitments and Contingencies (Note 24)

Stockholders’ Equity
Preferred Stock, $0.001 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding as of December 31, 2021 and December 31, 2020	–	–
Common Stock, $0.001 Par Value, 400,000,000 Shares Authorized 303,379,122 and 258,438,514 Shares Issued and Outstanding as of December 31, 2021, and 2020, respectively	303	258
Additional Paid in Capital	739,495	588,501
Accumulated Deficit	(595,848)	(469,557)
Accumulated Other Comprehensive Loss	(1,221)	(5)
Total Genius Brands International, Inc. Stockholders' Equity	142,729	119,197
Non-Controlling Interests in Consolidated Subsidiaries	1,924	–
Total Stockholders' Equity	144,653	119,197
Total Liabilities and Stockholders’ Equity	$174,083	$134,201

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Licensing & Royalties	$1,605	$765
Media Advisory & Advertising Services	5,166	–
Television & Home Entertainment	825	1,465
Advertising & Subscription Sales	277	253
Total Revenues	7,873	2,483

Operating Expenses:
Marketing and Sales	5,442	818
Direct Operating Costs	21,987	2,124
General and Administrative	35,967	17,423
Impairment of Goodwill	4,778	–
Impairment of Intangible Assets	3,452	–
Total Operating Expenses	71,626	20,365

Loss from Operations	(63,753)	(17,882)

Other Income (Expense):
Interest Expense	(20)	(1,180)
Other Income (Expense), Net	(62,594)	(382,608)
Loss Before Income Taxes	(126,367)	(401,670)

Provision for Income Taxes	–	–

Net Loss	(126,367)	(401,670)

Net Loss Attributable to Non-Controlling Interests	76	–

Net Loss Attributable to Genius Brands International, Inc.	$(126,291)	$(401,670)

Net Loss per Share (Basic and Diluted)	$(0.42)	$(2.82)

Weighted Average Common Shares Outstanding (Basic and Diluted)	297,513,373	142,452,393

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net Loss	$(126,367)	$(401,670)
Other Comprehensive Income (Loss):
Change in Unrealized Losses on Marketable Securities	(1,325)	–
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	70	–
Foreign Currency Translation Adjustments	34	–
Total Other Comprehensive Loss	(1,221)	–
Total Comprehensive Net Loss	$(127,588)	$(401,670)
Less: Comprehensive Loss Attributable to Non-Controlling Interests	76	–
Total Comprehensive Net Loss Attributable to Genius Brands International, Inc.	$(127,512)	$(401,670)

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2019	21,877,724	$22	1,097	$–	$75,117	$(66,047)	$(5)	$–	$9,087

Issuance of Common Stock for Services	1,249,747	1	–	–	1,739	–	–	–	1,740
Value of Preferred Stock Conversion	5,219,048	5	(1,097)	–	(5)	–	–	–	–
Proceeds from Securities Purchase Agreement, Net	88,900,000	89	–	–	98,495	–	–	–	98,584
Warrant Exercise	75,715,805	76	–	–	9,033	(1,840)	–	–	7,269
Note Conversion	65,476,190	65	–	–	(121)	–	–	–	(56)
Loss on Conversion Option Revaluation	–	–	–	–	171,836	–	–	–	171,836
Warrant Revaluation: Exercised	–	–	–	–	219,035	–	–	–	219,035
Warrants Issued	–	–	–	–	4,443	–	–	–	4,443
Share Based Compensation	–	–	–	–	8,929	–	–	–	8,929
Net Loss	–	–	–	–	–	(401,670)	–	–	(401,670)

Balance, December 31, 2020	258,438,514	$258	–	$–	$588,501	$(469,557)	$(5)	$–	$119,197
Issuance of Common Stock for Services	807,764	1	–	–	1,248	–	–	–	1,249
Issuance of Common Stock for Vested Restricted Stock Units	130,417	–	–	–	–	–	–	–	–
Issuance of Common Stock for ChizComm Acquisition	1,980,658	2	–	–	3,525	–	–	–	3,527
Exchange of Common Stock for Investment in YFE	2,281,269	2	–	–	3,406	–	–	–	3,408
Warrant Exercise	39,740,500	40	–	–	57,225	–	–	–	57,265
Warrant Incentive	–	–	–	–	69,139	–	–	–	69,139
Share Based Compensation	–	–	–	–	16,451	–	–	–	16,451
Other Comprehensive Loss	–	–	–	–	–	–	(1,216)	–	(1,216)
Contributions from Non-Controlling Interest	–	–	–	–	–	–	–	2,000	2,000
Net Loss	–	–	–	–	–	(126,291)	–	(76)	(126,367)

Balance, December 31, 2021	303,379,122	$303	–	$–	$739,495	$(595,848)	$(1,221)	$1,924	$144,653

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(126,291)	$(401,670)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	19,538	980
Depreciation and Amortization of Property, Equipment & Intangible Assets	599	94
Share Based Compensation Expense	16,451	8,929
Amortization of Right of Use Asset	298	285
Amortization of Premium on Marketable Securities	659	–
Loss on Fair Value of Equity Investment	106	–
Gain on Contingent Consideration Revaluation	(5,870)	–
(Gain) Loss on Warrant Revaluation	(342)	210,895
Realized Loss on Marketable Securities	70	–
Impairment of Goodwill	4,778	–
Impairment Loss on Intangible Assets	3,452	–
Warrant Incentive Expense	69,139	–
Stock Issued for Services	41	339
Loss On Lease Termination	–	339
Loss on Conversion Option Revaluation	–	171,836
Debt Discount in Excess of the Principal	–	1,032
Other Non-Cash Items	19	37

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	228	2,329
Other Receivable	(504)	–
Film and Television Costs, net	(9,642)	(2,901)
Inventory, net	–	9
Lease Deposits	(14)	325
Prepaid Expenses and Other Assets	2,910	(357)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(169)	(389)
Accrued Production Costs	1,733	–
Accrued Salaries & Wages	370	197
Participations Payable	(721)	888
Deferred Revenue	(509)	(677)
Lease Liability	(186)	(209)
Due To Related Party	60	(582)
Accrued Expenses	54	217
Net Cash Used in Operating Activities	(23,743)	(8,054)

Cash Flows from Investing Activities:
Investment in Stan Lee Universe, LLC	–	(1,000)
Cash Payment for ChizComm, net of Cash Acquired	(7,789)	(301)
Cash Payment for Equity Investment in Your Family Entertainment	(3,386)	–
Investment in Marketable Securities	(305,387)	–
Proceeds from Principal Collections on Marketable Securities	4,251	–
Proceeds from Sales of Marketable Securities	186,165	–
Investment in Intangible Assets, net	(1,008)	(26)
Investment in Property & Equipment	(302)	(76)
Net Cash Used in Investing Activities	(127,456)	(1,403)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	6,392	–
Note Receivable from Related Party	(1,276)	–
Proceeds From Warrant Exchange	57,265	5,874
Repayment of Production Facility, net	(1,100)	(1,992)
Proceeds from/(Payment) of Payroll Protection Program, net	(366)	366
Payment of Notes Payable	(20)	–
Consolidation of VIE (VIE Asset/Liability Additions)	(76)	–
Proceeds from Sale of Securities Purchase Agreement, net	–	98,584
Proceeds from Senior Secured Convertible Notes, net	–	6,098
Collection Of Investor Notes	–	3,600
Payment of Secured Convertible Notes	–	(2,867)
Note Conversion Costs	–	(55)
Net Cash Provided by Financing Activities	60,819	109,608

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(16)	–

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(90,396)	100,151
Beginning Cash, Cash Equivalents and Restricted Cash	100,456	305
Ending Cash, Cash Equivalents and Restricted Cash	$10,060	$100,456

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$19	$470

Schedule of Non-Cash Financing and Investing Activities
Senior Convertible notes were converted into 65,476,190 shares of Common Stock 58,522,601 warrants were exercised on a cashless basis resulting in the issuance of 52,551,716 shares of Common Stock	–	13,750
Shares issued for ChizComm acquisition	3,527	–
Shares issued for YFE Investment	3,409	–
Non-cash Investment in Intangible Asset	2,000	–
Non-cash Contributions from non-controlling Interests	(2,000)	–
Issuance of Common Stock for production services	1,008	–
Warrant Derivative Liability	–	10,230
Contingent Earn Out Liability	7,210	–

The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, the Company distributes its content primarily on television and streaming platforms and license its properties for a broad range of consumer products based on the Company’s characters. In the children's media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. Another new offering is KC! Pop Quiz, a live action game show featuring kids as contestants. The show is hosted by Casey Simpson, a prominent social media influencer and former Nickelodeon star. Both KC! Pop Quiz and Superhero Kindergarten are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) distribution outlet, the Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon, and which was renewed for a third season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. The Company is in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage which the Company expects to debut during the fourth quarter of 2022.

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

On February 1, 2021, the Company, through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, purchased the outstanding equity interests of ChizComm Ltd., a corporation organized in Canada, and ChizComm USA Corp., a New Jersey corporation (collectively “ChizComm”).

Liquidity

During the year ended December 31, 2021, the Company’s cash and cash equivalents and marketable security positions increased by $14.1 million. Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, primarily with a view for liquidity and capital preservation. Accordingly, available-for-sale securities, consisting principally of corporate and government debt securities, are also available as a source of liquidity. As of December 31, 2021, the Company held marketable securities with a fair value of $112.5 million as available-for-sale.

Historically, the Company has incurred net losses. For the years ended December 31, 2021, and December 31, 2020, the Company reported net losses of $126.3 million and $401.7 million, respectively. The Company reported net cash used in operating activities of $23.7 million and $8.1 million for the years ended December 31, 2021, and December 31, 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $595.8 million and total stockholders’ equity of $144.7 million. As of December 31, 2021, the Company had current assets of $136.2 million, including cash and cash equivalents of $2.1 million and marketable securities of $112.5 million, and current liabilities of $21.1 million. The Company had working capital of $115.1 million as of December 31, 2021, compared to working capital of $101.4 million as of December 31, 2020.

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

During December 2021, the Company borrowed from its investment margin account the aggregate amount of $6.4 million for its investments in YFE and future closing of its pending acquisition of WOW, in each case pledging certain of its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate during the year ended December 31, 2021, was 0.72% and the average balance of the borrowings was $5.9 million as of December 31, 2021. These investment margin account borrowings do not mature but are payable on demand and recorded as a current liability on the Company’s consolidated balance sheets. As of December 31, 2021, the Company had the ability to borrow up to 66% of the balance held in marketable securities, with the option to increase its borrowing capacity, if needed.

Recent Investments

Effective as of June 1, 2021, the Company executed an Operating Agreement with POW!, Inc. (“POW!”) to form a joint venture to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called Stan Lee Universe, LLC (“SLU”) and activity commenced during the fourth quarter of 2021. In exchange for a cash investment of $2.0 million, the Company obtained 50% ownership in the entity as a variable interest in the Stan Lee trade name. This agreement enables the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which Genius Brands plans to develop and license multiple properties each year. SLU is considered a variable interest entity in which the Company is the primary beneficiary. Accordingly, the transaction was accounted for as an asset acquisition of the Stan Lee Assets in the amount of $4.0 million and the results of SLU are included in the Company’s consolidated financial statements, with the portion of non-controlling interest recorded in stockholders’ equity.

On December 1, 2021, the Company completed a $6.8 million investment in Your Family Entertainment (“YFE”). In exchange for $3.4 million in cash and 2,281,269 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,500 shares of YFE’s common stock. As of December 31, 2021, the Company has a 29% economic ownership interest in YFE.

On January 13, 2022, the Company acquired Canadian streaming service Ameba TV and gained access to its kid-safe platform technology and 13,000 episodes of content including Casper the Friendly Ghost, Donkey Kong Country, Gummy Bears and Rescue Heroes. The Company purchased 100% of Ameba’s issued and outstanding shares for $3.5 million in cash and paid $0.3 million for the underlying software code that powers the subscription video on demand (“SVOD”) deliveries.

Pending Acquisition

On October 26, 2021, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company and Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act, whereby the Company will purchase 100% of WOW’s issued and outstanding shares for $38.4 million in cash and 11,000,000 shares of the Company’s common stock. The Company has not completed its initial accounting for the business combination which will be accounted for using the acquisition method of accounting. The fair value of the assets and liabilities are still to be determined. The acquisition is expected to be completed during the second quarter of 2022.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).

The accompanying consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, Statements of Stockholders' Equity, and Statements of Cash Flows for all periods presented.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production & Distribution Segment which produces and distributes children’s content, and the Media Advisory & Advertising Services Segment which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ChizComm, the Company’s operations were comprised of a single segment.

The accounting policies for each segment are the same as for the Company as a whole. Refer to Note 26 for additional information.

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Genius Brands International, Inc., and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries, investments in entities in which it has controlling influence and variable interest entities where the Company has been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests. Non-consolidated investments are accounted for using the equity method or the fair value option when the Company has the ability to significantly influence the operating decisions of the investee. When the Company does not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized within other Income (expense) on the consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Variable Interest Entities

The Company holds an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets and that requires additional financial support from the Company to continue operations. The Company’s total cash investment in SLU was $2.0 million as of December 31, 2021. The Company is considered the primary beneficiary and is required to consolidate the VIE.

In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company’s decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment. The Company continuously assesses whether it is the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in the Company consolidating its collaborators or partners.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2021, and December 31, 2020, the Company had cash and cash equivalents of $2.1 million and $100.5 million, respectively.

Restricted Cash

The Company holds restricted cash of $8.0 million in an escrow account for the future commitment of financing related to our investment in YFE.

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

The Company reports accrued interest receivable separately from the available-for-sale securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Approximately $0.4 million in interest income was receivable as of December 31, 2021, classified within Other Receivables on the consolidated balance sheets.

Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for by the level yield method with no pre-payment anticipated.

Equity-Method Investments

When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. GAAP. Significant influence generally exists when the firm owns 20% to 50% of the entity’s common stock or in-substance common stock.

In general, the Company accounts for investments acquired at fair value. See Note 5 for further information about the Company’s investment in YFE’s equity securities accounted for under the fair value option.

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

Film and Television Costs

The Company capitalizes production costs for episodic series produced in accordance with FASB ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and amortized using the individual-film-forecast method, whereby these costs are amortized, and participations costs are accrued based on the ratio of the current period’s revenues to management’s estimate of ultimate revenue expected to be recognized from each production.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of the Company’s business, some titles are more successful or less successful than anticipated. Management reviews its ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on the Company’s consolidated statements of operations. See further discussion in Note 9 for impairment charges recorded during the year ended December 31, 2021.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the acquisition method. In accordance with FASB ASC 350, Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. The Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit, of which the Company has two, is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where additional impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

The Company has performed its annual impairment test on its goodwill and indefinite-lived intangible asset during the fourth quarter of the year ended December 31, 2021. Refer to Note 10 for details.

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

F-16

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

Direct Operating Costs

Direct operating costs include costs of the Company’s product sales, non-capitalizable film costs, film and television cost amortization expense, impairment expenses related to film and television costs, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which the Company is obligated to share net profits of the properties on which they have rendered services.

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

The Company recognizes compensation expense over the requisite service period ratably, using the graded attribution method, which is in-substance, recognizing multiple awards based on the vesting schedule. The Company has elected to account for forfeitures when they occur. The Company issues authorized shares available for issuance under the Company’s 2015 Incentive Plan and the Company’s 2020 Incentive Plan upon employees’ exercise of their stock options.

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of December 31, 2021, the Company had four accounts with an uninsured balance in bank deposit accounts of $1.1 million.

The Company has a managed account and a brokerage account with a financial institution. The managed account maintains our investments in marketable securities of $112.5 million as of December 31, 2021. The brokerage account does not have a balance as of December 31, 2021. Assets in the managed account and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1 billion. As of December 31, 2021, the Company has not had account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

For fiscal year 2021, the Company had one customer, as reported in the Content Production & Distribution operating segment, whose total revenue exceeded 10% of total consolidated revenue. This customer accounted for 14.6% of total revenue. The Company had two customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 29.9% of the total accounts receivable as of December 31, 2021. For fiscal year 2020, the Company had two customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 44% of total revenue and represented 22% of accounts receivable.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. At December 31, 2021 and 2020, the Company recorded an allowance for bad debt of $22,080 and $43,676, respectively.

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

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities and the margin loan approximate fair value due to the short-term maturity of the instruments.

The fair values of the available-for-sale securities are generally based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level 2 securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or a variety of valuation techniques, incorporating inputs that are currently observable in the markets for similar securities.

The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of December 31, 2021 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$31,099	$16,236	$47,335
U.S. Treasury	24,153	–	24,153
Mortgage-Backed	–	7,361	7,361
U.S. agency and government sponsored securities	–	14,588	14,588
U.S. states and municipalities	–	11,682	11,682
Asset-Backed	–	6,406	6,406
Commercial paper	–	998	998
Total	$55,252	$57,271	$112,523

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities. Refer to Note 6 for additional details. The fair values of the derivative warrants attached to the 2020 Convertible Notes were determined using the Black-Scholes-Merton model (Level 2) with standard valuation inputs. Refer to Note 22 for additional details. The investment in YFE is valued based on the trading price of YFE (Level 1). Refer to Note 5 for additional details.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company’s financial and nonfinancial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2021 include the contingent earn-out liability (refer to Note 3), the indefinite-lived intangible asset and goodwill related to the ChizComm acquisition (refer to Note 10) and the Film and Television Costs (refer to Note 9).

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On November 16, 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses, Effective Dates approving a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. The amendments are effective for public business entities for fiscal years beginning after December 15, 2022. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 3: Acquisition of ChizComm Entities

On February 1, 2021, the Company through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, closed its previously announced acquisition of the issued and outstanding equity interests of ChizComm Ltd., a corporation organized in Canada (“ChizComm Canada”), and ChizComm USA Corp., a New Jersey corporation (“ChizComm USA” and, together with ChizComm Canada, “ChizComm”) (the “ChizComm Acquisition”).

The following table summarizes the fair value of the purchase price consideration paid to acquire ChizComm (in thousands):

Amount
Cash consideration at closing	$8,500
Equity consideration at closing	3,527
Fair value of Earn-Out shares	7,210
Total	$19,237

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

The ChizComm Acquisition was approved by the board of directors of each company. Transaction costs incurred relating to this acquisition including legal and accounting totaled $0.5 million, which is included in general and administrative expenses on the statement of operations. The ChizComm Acquisition expands the Company’s revenue streams into media and advertising services.

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

The Earn-Out arrangement meets the liability classification criteria outlined in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. Liability classified contingent consideration is measured initially at the fair value on the acquisition date and is remeasured at each reporting period. Subsequent differences between the estimated fair value of the Earn-Out recorded at the acquisition date and the remeasurement date will be reflected as a charge or credit, as applicable, in the statement of operations. As of December 31, 2021, due to an update in the assumptions used to value the contingent consideration during the fourth quarter of 2021, a credit was recorded as other income in the Company’s statement of operations, in the amount of $5.9 million.

The Company completed and finalized the purchase price allocation during the year ended December 31, 2021. The Company recorded assets acquired and liabilities assumed at their respective fair values. The following table summarizes the final fair value of assets acquired and liabilities assumed (in thousands):

Cash	$711
Accounts Receivable	6,151
Prepaid Expenses	56
Lease Deposits	12
Fixed Assets	148
Trade Name	3,430
Customer Relationships	6,140
Non-Compete Agreements	60
Goodwill	9,607
Accounts Payable and Accrued Expenses	(7,006)
Payroll Tax Liability	(72)

Total Consideration	$19,237

The identifiable intangible assets acquired of $9.6 million was composed of $3.4 million for ChizComm’s trade name with an indefinite economical life, $6.1 million for ChizComm’s customer base with a useful life of approximately 12 years, and $60,000 for ChizComm’s non-compete agreements with an economic life of 3 years. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of ChizComm and the Company and was recorded to the Media Advisory & Advertising Services reporting unit.

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

Supplemental pro forma information is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Total Revenues	$9,225	$9,464

Net Loss	(126,918)	(400,477)

Net Loss per Common Share (Basic and Diluted)	$(0.43)	$(2.81)

Weighted Average Shares Outstanding (Basic and Diluted)	297,513,373	142,452,393

Note 4: Variable Interest Entity

In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which we agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC.” POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which Genius Brands plans to develop and license multiple properties each year.

The Company contributed $2.0 million to obtain 50% of SLU’s voting equity and POW, for the remaining 50%, contributed the specified intangible assets associated with the Stan Lee Assets. POW will retain certain rights in the transferred intangible assets, namely existing the rights/obligations arising from current licensing agreements. Under ASC 805, the Company determined that the value of SLU was wholly attributable to the Stan Lee Assets and would be accounted for as an asset acquisition. The acquisition cost of $2.0 million was equivalent to the value of the Stan Lee Assets contributed by POW. Therefore, the fair value of the consideration paid by the entity of $2.0 million and the fair value of the 50% noncontrolling interest approximated a total of $4.0 million.

Pursuant to the guidance under ASC 810, the Company concluded that SLU qualifies as a variable interest entity (“VIE”). The Company consolidates the results of SLU as it was determined that the Company is the primary beneficiary due to having the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and the Company is required to fund over half of the economic support of the entity. Accordingly, the Company recorded the total fair value of the Stan Lee Assets in SLU of $4.0 million, as an intangible asset to be amortized over the duration of 70 years, the life of the publicity rights related to Stan Lee’s name, likeness, voice, physical characteristics, etc.

On an ongoing basis, the Company will re-evaluate the VIE assessment based on changes in facts and circumstances.

Note 5: Investment in Equity Interest

On December 1, 2021, the Company completed a $6.8 million investment in Your Family Entertainment AG (“YFE”). In exchange for $3.4 million in cash and 2,281,269 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,500 shares of YFE’s common stock. As of December 31, 2021, the Company has a 29% economic ownership interest in YFE. The Company has elected to apply the fair value option for its investment in YFE (Level 1) as it is believed that investors value this investment based on the trading price of YFE. The Company recognizes changes in the fair value of its investment in YFE as unrealized gains (losses), net in the accompanying consolidated statements of operations with other income (loss), net.

The Company revalued the investment in YFE’s securities on December 31, 2021 and recorded a loss of $105,654 within other income (loss), net on the Company’s consolidated statement of operations.

Following the acquisition of YFE’s shares, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by shareholders. In addition, the Company committed to providing YFE between EURO 4.0 million to EURO 7.0 million by way of additional equity or by providing shareholder loans that have terms comparable to those of the converted bonds.

Note 6: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.

The investments in marketable securities had an adjusted cost basis of $113.8 million and a market value of $112.5 million as of December 31, 2021 are as follows (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$47,864	$(529)	$47,335
U.S. Treasury	24,410	(257)	24,153
Mortgage-Backed	7,504	(143)	7,361
U.S. agency and government sponsored securities	14,675	(87)	14,588
U.S. states and municipalities	11,871	(189)	11,682
Asset-Backed	6,456	(50)	6,406
Commercial paper	998	–	998
Total	$113,778	$(1,255)	$112,523

The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions and is expected to recover as the securities approach maturity. The Company has evaluated these securities and determined that no allowance is necessary based on the credit quality and the low risk of loss due to the security type. The Company has not yet held marketable securities in an unrealized loss position for greater than twelve months. A net realized loss of $70,260 related to the prepayment of principals for certain mortgage-backed securities was recorded in earnings during the year ended December 31, 2021.

The contractual maturities of the Company’s marketable investments as of December 31, 2021 were as follows (in thousands):

Fair Value
Due after 1 year through 5 years	$95,881
Due after 5 years through 10 years	6,443
Due after 10 years	10,199
Total	$112,523

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company did not sell any securities during the year ended December 31, 2021, that resulted in material gains or losses.

Note 7: Property and Equipment, Net

The Company has property and equipment as follows (in thousands):

	As of December 31,
	2021	2020
Furniture and Equipment	$181	$20
Computer Equipment	173	168
Leasehold Improvements	44	14
Software	177	68
Production Equipment	23	–
Property and Equipment, Gross	598	270

Less Accumulated Depreciation	(149)	(174)
Property and Equipment, Net	$449	$96

During the years ended December 31, 2021 and December 31, 2020, the Company recorded depreciation expense of $93,983 and $44,942. During the year ended December 31, 2021, the Company disposed of computer equipment that was replaced in the normal course of business, resulting in the removal of $118,502 from accumulated depreciation and $117,005 from gross property and equipment.

Note 8: Right of Use Leased Asset

Right of use asset consisted of the following (in thousands):

	As of December 31,
	2021	2020
Office Lease Asset	$3,351	$2,245
Printer Lease Asset	13	12
Right Of Use Asset, Gross	3,364	2,257

Accumulated Amortization	(579)	(285)
Right Of Use Asset, Net	$2,785	$1,972

During the years ended December 31, 2021 and December 31, 2020, the Company recorded ROU asset amortization of $298,258 million and $285,103, respectively.

Note 9: Film and Television Costs, Net

As of December 31, 2021, the Company had net Film and Television Costs of $2.9 million, compared to $11.8 million as of December 31, 2020. The decrease in Film and Television Costs was primarily due to production cost impairments of $18.2 million as described below, amortization of Rainbow Rangers Seasons 1 & 2 and Llama Llama Seasons 1 & 2, offset by an increase primarily related to the production costs associated with Stan Lee’s Superhero Kindergarten and KC! Pop Quiz.

During the years ended December 31, 2021 and December 31, 2020, the Company recorded Film and Television Cost amortization expense of $19.5 million and $0.98 million, respectively. As of December 31, 2021, the amortization includes an impairment expense of $18.2 million. The production cost impairments were due to management’s periodic assessment of the ultimate revenues expected to be recognized on each episodic series, in conjunction with historical performance and current market conditions and determined the estimated future cash flows were not sufficient to recover the entire unamortized asset.

The following table highlights the activity in Film and Television Costs as of December 31, 2021 and 2020 (in thousands):

Film and Television Costs, Net as of December 31, 2019	$9,907
Additions to Film and Television Costs	2,901
Film Amortization Expense	(980)
Film and Television Costs, Net as of December 31, 2020	11,828
Additions to Film and Television Costs	10,650
Film Amortization Expense	(19,538)
Film and Television Costs, Net as of December 31, 2021	$2,940

Note 10: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10.4 million in goodwill, representing the excess of the fair value of the consideration for the merger with A Squared over net identifiable assets acquired. As a result of the ChizComm acquisition, the consideration exceeded the fair value of the assets acquired by $9.6 million. Accordingly, this amount was recorded as goodwill at the time of the acquisition. As ChizComm Ltd. is a Canadian company with CAD being its functional currency, goodwill will change each period due to currency exchange differences.

The Company has performed its annual review of goodwill and its indefinite lived intangible asset during the fourth quarter of 2021. Goodwill on the Company’s consolidated financial statements relates to both the Content Production & Distribution reporting unit and the Media Advisory & Advertising Services reporting unit. The Company performed a qualitative assessment of the Content Production & Distribution reporting unit and determined that an impairment was not indicated. Due to a decrease in projected cash flows, the Company elected to initially perform a quantitative assessment on its Media Advisory & Advertising Services segment.

The fair value of the Media Advisory & Advertising Services reporting unit in accordance with the goodwill impairment test was determined using the income and market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates.

The carrying value of the Media Advisory & Advertising Services reporting unit, which is comprised of the ChizComm operations, exceeded its fair value, resulting in an impairment of goodwill of $4.8 million.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2020	$10,366	$–	$10,366
Acquisition of ChizComm Entities	–	9,607	9,607
Goodwill Impairment		(4,778)	(4,778)
Foreign Currency Translation Adjustment	–	32	32
Goodwill as of December 31, 2021	$10,366	$4,861	$15,227

Intangible Assets, Net

The Company had the following intangible assets (in thousands):

Intangible Assets, Net

	As of December 31,
	2021	2020
Trademarks (a)	$130	$130
Customer Relationships (b)	6,132	–
Non-Compete (c)	48	–
Trade names (d)	4,000	–
Other Intangible Assets (a)	303	299
Intangible Assets, Gross	10,613	429

Foreign Currency Translation Adjustment	24	–
Less Accumulated Amortization	(904)	(400)
Intangible Assets, Net	$9,733	$29

__________________

(a)

During the years ended December 31, 2021 and December 31, 2020, the Company recognized, $16,277 and $49,388, respectively, in amortization expense related to the Trademarks, Product Masters, and Other Intangible Assets.

(b)

Amount represents the fair value of the ChizComm and ChizComm Beacon Media Customer Relationships with a useful life of 12 years. Amortization expense for the year ended December 31, 2021 was $0.5 million.

(c)

Amount represents the fair value of the Non-Compete agreements as part of the ChizComm acquisition. The Non-Compete agreements have a useful life of 3 years. Amortization expense for the year ended December 31, 2021 was $18,345.

(d)

Amount represents the fair value of the Stan Lee Assets acquired through the consolidation of the Stan Lee Universe variable interest entity. The assets have been determined to have a useful life of 70 years. The amortization expense was deemed immaterial during the fourth quarter of 2021.

Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events.

During the fourth quarter ended December 31 2021, the Company decided to discontinue the use of the ChizComm trade name acquired as part of the acquisition of ChizComm in February 2021. In connection with the initial accounting for the Acquisition, $3.4 million of the purchase price was allocated to the indefinite-lived trade name. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $3.4 million as of December 31, 2021 recorded in the Company's consolidated statements of operations. No impairment existed as of December 31, 2021 or December 31, 2020 with respect to the company's other identifiable intangible assets.

Expected future intangible asset amortization as of December 31, 2021 is as follows (in thousands):

Fiscal Year:
2022	$542
2023	538
2024	532
2025	532
2026	532
Thereafter	7,057
Total	$9,733

Note 11: Deferred Revenue

As of December 31, 2021, and 2020, the Company had total short term and long term deferred revenue of $3.9 million and $4.4 million, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of December 31, 2021 is $3.4 million which is the remaining balance from the total $3.5 million advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 12: Supplemental Financial Statement Information

Accrued Expenses

The Company had the following current accrued liabilities (in thousands):

	As of December 31,
	2021	2020
Accrued Production Costs (a)	$1,733	$–
Other Accrued Expenses (b)	535	408
Accrued Salaries and Wages (c)	799	429
Total Accrued Liabilities – Current	$3,067	$837

__________________

(a)	Represents production costs accrued for Rainbow Rangers Season 3 and KC! Pop Quiz.
(b)	Primarily represents external consulting services and legal fees.
(c)	Represents accrued salaries and wages and accrued vacation payable to employees.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Gain on Contingent Consideration Revaluation	$5,846	$–
Gain (Loss) on Warrant Revaluation	342	(210,895)
Loss on Foreign Exchange	(26)	–
Loss on Marketable Securities Investments	(70)	–
Loss on Equity Investment	(106)	–
Interest Income	559	145
Warrant Incentive Expense	(69,139)	–
Loss on Conversion Option Revaluation	–	(171,836)
Loss on Lease Termination	–	(339)
Sublease Income	–	317
Net Other Expense	$(62,594)	$(382,608)

The gain on contingent consideration revaluation is related to the change in fair value of the liability recorded for the earn-out arrangement with the sellers of the ChizComm entity acquired during 2021. The favorable decrease in the liability is based on the Company’s updated assumptions utilized to value the contingency.

The gain (loss) on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.

The foreign exchange gains and losses are due to foreign currency denominated transactions, including the investment in YFE’s equity securities accounted for under the fair value option, in which the Company also realized a loss due to a decrease in fair value.

The Company started investing in marketable securities during the year ended December 31, 2021. The net realized loss on marketable securities recognized during the year ended December 31, 2021, reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities.

Interest Income, net during the year ended December 31, 2021, primarily consists of cash interest received of $1.2 million on the investments in marketable securities, net of $0.6 million for amortization of premiums.

The Warrant Incentive Expense is related to the fair value of new warrants issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.

As of December 31, 2020 all notes were converted and repaid, therefore a revaluation on conversion options was not performed in 2021. In addition, as of December 31, 2020 the Company terminated the lease that generated sublease income, resulting in a loss on lease termination that did not occur during the year ended December 31, 2021.

Note 13: Secured Convertible Notes

On March 11, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (each an “Investor” and collectively, the “Investors”) pursuant to which the Company agreed to sell and issue (1) Senior Secured Convertible Notes to the Investors in the aggregate principal amount of $13.75 million (each, a “Note” and collectively, the “2020 Convertible Notes”) and $11.0 million funding amount (reflecting an original issue discount of $2.75 million) and (2) warrants to purchase 65,476,190 shares of the Company’s common stock exercisable for a period of five years at an initial exercise price of $0.26 per share (each a “Warrant” and collectively, the “Warrants”), for consideration consisting of (i) a cash payment of $7.0 million, and (ii) full recourse cash secured promissory notes payable by the Investors to the Company (each, an “Investor Note” and collectively, the “Investor Notes”) in the principal amount of $4.0 million (the “Investor Notes Principal”) (collectively, the “Financing”). Andy Heyward, the Company’s Chairman and Chief Executive Officer, participated as an Investor and invested $1.0 million in connection with the Financing, all of which was paid at the closing and not pursuant to an Investor Note. The Special Equities Group, LLC, a division of Bradley Woods & Co. LTD, acted as placement agent and received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share (the “Placement Agent Warrants”).

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

On June 23, 2020, the Company received $3.6 million, net of expenses, from the payment of the Investor Notes Principal.

Between June 19 and June 23, 2020, the Convertible Notes were converted and repaid through the issuance of 65,476,190 shares of common stock. As of December 31, 2020 and 2021, there were no outstanding convertible notes.

Note 14: Production Loan Facility

On August 8, 2016, Llama Productions LLC (“Llama”) closed a $5,275,000 multiple draw-down, secured, non-recourse, non-revolving credit facility (the “Facility”) with Bank Leumi USA (the “Lender”) to produce its animated series Llama Llama, (the “Series”) which is configured as fifteen half-hour episodes comprised of thirty 11-minute programs that were delivered to Netflix in fall 2017. As a condition of the loan agreement with Bank Leumi, the Company deposited $1.0 million into a cash account to be used solely to produce the Series.

On September 28, 2018, Llama entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with the Lender, pursuant to which the Lender agreed to make a secured loan in an aggregate amount not to exceed $4.2 million to Llama (the “Loan”). The proceeds of the Loan were used to pay the majority of the expenses of producing, completing and delivering two 22-minute episodes and nineteen 11- minute episodes of the second season of the animated series Llama Llama to be initially exhibited on Netflix. To secure payment of the Loan, Llama has granted to the Lender a continuing security interest in and against, generally, all of its tangible and intangible assets, which includes all seasons of the Llama Llama animated series.

Under the Loan and Security Agreement, Llama could request revolving loan advances under (a) the Prime Rate Loan facility and (b) the LIBOR Loan facility, each as further described in the Loan and Security Agreement. The Maturity Date of the Prime Rate Loan facility and LIBOR Loan facility was June 30, 2021.

In addition, on September 28, 2018, Llama and the Lender entered into Amendment No. 2 to the Loan and Security Agreement, effective as of August 27, 2018, by and between Llama and the Lender (the “Amendment”). Pursuant to the Amendment, the original Loan and Security Agreement, dated as of August 8, 2016 and amended as of November 7, 2017 (the “Original Loan and Security Agreement”), was amended to (i) reduce the loan commitment thereunder to $1.8 million, and (ii) include the Llama Llama season two obligations under the Loan and Security Agreement as obligations under the Original Loan and Security Agreement.

As of December 31, 2020, the Company had gross outstanding borrowings under the facility of $1.1 million. The outstanding borrowings were repaid on July 14, 2021.

Note 15: Disputed Trade Payable

As part of the merger in 2013, the Company assumed certain liabilities from a previous member of A Squared which has claimed certain liabilities totaling $925,000. The Company disputes the basis for this liability. As of December 31, 2021, the Company believes that the statute of limitations applicable to the assertion of any legal claim relating to the collection of these liabilities has expired, and therefore believes this liability is not owed.

Note 16: Payroll Protection Program Loan

On April 30, 2020, the Company received loan proceeds in the amount of $366,267 under the Paycheck Protection Program which was established as part of the Coronavirus Aid, Relief and Economic Security Act and is administered through the Small Business Administration. The Company repaid the outstanding balance, including interest of $3,452 on April 28, 2021.

Note 17: Note Payable

On February 1, 2021, as part of the ChizComm Acquisition, the Company assumed a $200,000 business loan that was entered into on October 15, 2019. The loan matures on September 15, 2026, with payments of $2,999, plus interest at a rate of Prime plus 2.85% per annum, due monthly. As of December 31, 2021, the Company has an outstanding balance of $110,000, classified as a note payable within current and noncurrent liabilities on its consolidated balance sheets.

Note 18: Margin Loan

During December 2021, the Company borrowed an aggregate amount of $6.4 million from its investment margin account with the custodian of the Company’s marketable debt security investment account. The borrowed amounts were used to finance the Company’s investments in YFE and the future closing of its pending acquisition of WOW, in each case pledging certain of its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 0.72% and the average balance of the borrowings was $5.9 million as of December 31, 2021. The interest incurred as of December 31, 2021 was immaterial. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s consolidated balance sheets. As of December 31, 2021, the Company had the ability to borrow up to 66% of the balance held in marketable securities, with the option to increase its borrowing capacity, if needed.

Note 19: Stockholders’ Equity

Common Stock

As of December 31, 2021, the total number of authorized shares of common stock was 400,000,000.

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

As of December 31, 2021 and December 31, 2020, there were 303,379,122 and 258,438,514 shares of common stock outstanding, respectively.

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

On October 27, 2021, we issued 176,101 shares of common stock valued at $1.59 per share for production services.

On December 1, 2021, we issued 2,281,269 shares of common stock valued at $1.49 per share in partial consideration for 3,000,000 shares of YFE.

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

There were no shares of preferred stock outstanding as of December 31, 2021 and December 31, 2020.

Note 20: Stock Options

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

During the three months ended December 31, 2021, the Company granted options to purchase 312,500 shares of common stock to employees that fully vest on December 9, 2026 and have a five-year term. The shares have an option price of $1.20 per share.

The fair value of the options granted was calculated using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020
Exercise Price	$1.20 - $3.06	$1.39 - $10.00
Dividend Yield	0%	0%
Volatility	99% - 143%	121% - 122%
Risk-free interest rate	0.41% - 1.26%	0.31% - 0.39%
Expected life of options	5.0 years	5.0 years

The following table summarizes the stock option activity during the years ended December 31, 2021 and December 31, 2020:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2019	1,289,866	6.49	$7.18
Granted	8,880,000	9.91	$1.66
Exercised	–	–	$–
Forfeited/Cancelled	(2,000)	3.18	$1.99
Expired	(1,051,690)	–	$2.71
Outstanding at December 31, 2020	9,116,176	9.84	$1.69
Granted	1,246,136	4.38	$2.36
Exercised	–	–	$–
Forfeited/Cancelled	(165,000)	3.73	$2.79
Expired	–	–	$–
Outstanding at December 31, 2021	10,197,312	7.96	$1.75

Unvested at December 31, 2021	2,877,804	6.48	$2.41
Vested and exercisable December 31, 2021	7,319,508	8.54	$1.49

During the years ended December 31, 2021 and December 31, 2020, the Company recognized $3.7 million and $8.4 million, respectively in share-based compensation expense related to stock options. The unrecognized share-based compensation expense as of December 31, 2021 was $1.6 million and will be recognized over a weighted average remaining contractual life of 6.4 years. The outstanding shares as of December 31, 2021 have an aggregated intrinsic value of $0. The weighted average fair values per option granted for the year ended December 31, 2021 was determined to be $1.36.

Note 21: Restricted Stock Units

On December 7, 2020, the Company granted 9,075,000 shares of Restricted Stock Units (RSUs) with a fair market value of $12.6 million to certain employees and officers. Of such RSUs, 7,500,000 were issued to Andy Heyward, the Company’s Chief Executive Officer (“CEO”) and were to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment (the “service-based awards”). The CEO also received an additional 7,500,000 RSUs that vested in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain performance goals (the “performance-based awards”), which have not been established at the time the CEO and the Company entered into the arrangement, and subject to his continued employment. As the performance conditions have not been established for the performance-based awards, a grant date was not yet established.

On February 1, 2021, the Company issued 53,763 RSUs with a fair market value of $74,193.

On June 23, 2021, the Compensation Committee of the Board of Directors amended the service-based awards granted to the CEO, such that 3,750,000 of such RSUs shall continue to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, subject to his continued employment and the remaining 3,750,000 RSUs shall be modified to vest based on performance or market conditions. The previously issued 7,500,000 performance-based awards, along with the 3,750,000 modified service-based awards, shall vest as follows:  (i) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.50 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 3,750,000 RSUs vest when the Company’s common stock closing sale price equals or exceeds $3.75 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days (the “market conditions”). In addition to the stock price and market capitalization vesting conditions set forth above, such 11,250,000 RSUs may also vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain operating performance-based vesting conditions established by the Compensation Committee on June 23, 2021 and subject to his continued employment, adjusted pro-ratably for vesting pursuant to the market conditions. As a result of these modifications, the RSUs subject to the market conditions were valued at $15.6 million with a derived service period of 12 months, using a Monte-Carlo simulation model.

On June 24, 2021, the Company issued 213,636 shares of RSUs with a fair market value of $0.4 million.

The following table summarizes the Company’s RSU activity during the years ended December 31, 2021 and December 31, 2020:

	Restricted Stock Unites	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2019	–	–	$–
Granted	9,075,000	4.94	$1.39
Vested	–	–	$–
Forfeited/Cancelled	–	–	$–
Unvested at December 31, 2020	9,075,000	4.94	$1.39

Granted	8,413,177	4.47	$1.42
Vested	2,104,943	4.09	$1.44
Forfeited/Cancelled	–	–	$–
Unvested at December 31, 2021	15,383,234	4.34	$1.40

During the years ended December 31, 2021 and December 31, 2020, the Company recognized $12.75 million and $0.6 million, respectively in share-based compensation expense related to RSU awards. The unvested share-based compensation as of December 31, 2021 is $10.2 million which will be recognized through the fourth quarter of 2024 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the year ended December 31, 2021 was $3.0 million.

Note 22: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 shares as of December 31, 2021 and 2020.

On January 22, 2020, the Company entered into a private transaction (the “Private Transaction”) pursuant to a Warrant Exercise Agreement (the “Agreement”) with the holder of the Company’s existing warrants (the “Original Warrants”). The Original Warrants were issued on October 3, 2017, to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $3.90 per share and were to expire in October 2022.

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

Pursuant to the SPA described in Note 13, the Company issued to the note holders warrants to purchase 65,476,191 shares of common stock, exercisable for a period of five years at an initial exercise price of $0.26 per share.

The placement agent received warrants to purchase 6,547,619 shares at an exercise price of $0.26 per share. The fair values of derivative warrants attached to the 2020 Convertible Notes and Notes conversion option were determined using the Black-Scholes-Merton option pricing model with standard valuation inputs. The valuation inputs as of March 17, 2020 included expected volatility of 89%, and annual interest rate of 0.66%. The warrants were determined to be liability classified and adjusted to fair value as of each reporting period. As of December 31, 2021, warrants to purchase 892,857 shares were outstanding and re-valued at $0.85 million, resulting in a net decrease in liability of $0.3 million, as compared to December 31, 2020. The change in value is recorded within Net Other Income (Expense) on the consolidated statement of operations. The valuation inputs as of December 31, 2021 included expected volatility of 106%, and annual interest rate of 1.02%.

On January 28, 2021, the Company entered into letter agreements (the “Letter Agreements”) with certain existing institutional and accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 39,740,500 shares of the Company’s common stock at their original exercise price of $1.55 per share (the “Exercise”). The Company received approximately $61.6 million in gross proceeds. The Special Equities Group, a division of Bradley Woods & Co. Ltd., acted as warrant solicitation agent and received a cash fee of $4.3 million. In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 39,740,500 shares of common stock (the “New Warrants”) at an exercise price of $2.37 per share, exercisable immediately, with an exercise period of five years from the initial issuance date. Pursuant to the Letter Agreements, the New Warrants are substantially in the form of the Existing Warrants (except for customary legends and other language typical for an unregistered warrant, including the ability for the holder of the New Warrant to make a cashless exercise if no resale registration statement covering the common stock underlying the New Warrants is effective after six months). The Company registered the resale of the shares of common stock issuable upon exercise of the New Warrants. The fair value of these warrants was determined to be $69.1 million using the Black-Scholes option pricing model and was recorded within Net Other Income (Expense) on the consolidated statement of operations, based on the following assumptions:

Exercise Price	$2.37
Dividend Yield	0%
Volatility	144%
Risk-free interest rate	0.42%
Expected life of options	5.0 years

The following table summarizes the changes in the Company’s outstanding warrants during the years ended December 31, 2021 and December 31, 2020:

	Warrants Outstanding Number of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	11,124,405	$0.21 - 5.30	4.37	$0.84
Granted	115,375,982	$0.21 – 1.55	4.61	$0.71
Exercised	(80,820,087)	$0.21 - 5.30	4.62	$0.25
Expired	(168,335)	$3.30 – 3.60	–	$3.50
Balance at December 31, 2020	45,511,965	$0.21 - 5.30	5.19	$1.55

Granted	39,740,500	$2.37	4.58	$2.37
Exercised	(39,740,500)	$1.55	4.76	$1.55
Expired	–	–	–	$–
Balance at December 31, 2021	45,511,965	$0.21 - 5.30	4.91	$2.27

Exercisable December 31, 2020	7,176,620	$0.76 - 6.00	3.77	$2.52
Exercisable December 31, 2021	44,511,965	$0.21 - 5.30	4.77	$2.29

Note 23: Income Taxes

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

Net deferred tax assets consist of the following components (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
NOL Carryover	$22,452	$11,946
Lease Liability	869	615
Stock Compensation	2,058	722
Warrants	239	335
Marketable Securities	351	–
Deferred Revenue	–	457
Other	291	82
Subtotal	26,260	14,157
Valuation Allowance	(23,931)	(13,603)
Deferred tax liabilities:
Right of Use Assets	(788)	(552)
Intangible Assets	(1,541)	–
Other	–	(2)
Net Deferred Tax Asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations due to the following (in thousands):

	Year Ended December 31,
	2021	2020
Income Tax Expense Computed at the Statutory Federal Rate	$(26,521)	$(84,351)
State Income Taxes, Net of Federal Tax Effect	(3,057)	(872)
Stock Compensation	2,421	1,333
Conversion Option Revaluation	–	36,086
Contingent Earn Out	(1,228)	–
Goodwill Impairment	1,003	–
Secured Convertible Notes	–	217
Warrants	14,519	44,037
Other	305	16
Non-U.S. operations	(106)	–
Valuation Allowance	12,664	3,534
Income Tax Expenses	$–	$–

At December 31, 2021, the Company had Federal, state, and foreign net operating loss carry forwards of approximately $80,508, $78,827, and $151, respectively, that may be offset against future taxable income and will begin to expire in 2028, if not utilized. No tax benefit has been reported in the December 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Massachusetts, and New Jersey. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Genius Brands International, Inc. is subject to U.S. income taxes on a stand-alone basis. Genius Brands International, Inc. and ChizComm Canada file separate stand-alone tax returns in each jurisdiction in which they operate. ChizComm Canada is a corporation operating in Canada and is subject to Canadian income taxes on its stand-alone taxable income.

Note 24: Commitments and Contingencies

The following is a schedule of future minimum contractual obligations as of December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating Leases	$655	$640	$665	$686	$703	$582	$3,931
Employment Contracts	3,213	2,656	1,232	427	–	–	7,528
Consulting Contracts	722	138	–	–	–	–	860
Debt	6,420	22	22	22	16	–	6,502
	$11,010	$3,456	$1,919	$1,135	$719	$582	$18,821

The Company has not included any amounts that may be required related to its pending acquisition of WOW or its subsequent acquisition of Ameba TV as described in Note 27.

Leases

Commencing February 4, 2019, the Company entered into an 83-month sublease for the 6,969 square feet of general office space leased by the Company at 131 South Rodeo Drive, Suite 250, Beverly Hills, CA 90212. The subtenant paid the Company rent of $0.4 million annually, subject to annual escalations of 3.5%. On September 11, 2020, the Company entered into a Surrender Agreement with the landlord which terminated the lease agreement. As a result, the Company recorded a decrease in the right-of-use asset, accumulated amortization, and the lease liability of $2.1 million, $0.5 million and $1.8 million respectively. The termination of the lease resulted in a loss of $0.3 million. Simultaneously, as part of the Surrender Agreement the Sublease was terminated.

On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $0.4 million annually, subject to annual escalations of 3.5%.

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

On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company will pay $0.1 million annually subject to annual escalations of 2.5%.

As of December 31, 2021, the weighted-average lease term for operating leases was 70 months. The weighted-average discount rate on the leases was 24.9%.

Rental expenses incurred for operating leases during the years ended December 31, 2021 and December 31, 2020 were $0.5 million and $0.7 million, respectively. During the years ended December 31, 2021 and December 31, 2020, the Company received sub-lease income of $0 and $0.3 million, respectively.

Other Funding Commitments

The Company enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations for either (i) the use of third party intellectual property, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Following the equity investment in YFE, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased 2,637,717 additional shares of YFE, increasing the Company’s ownership of YFE to 53.9%. However, on March 9, 2022, including 304,631 additional shares acquired by the Company, bonds convertible into YFE’s common stock were converted into 2,574,000 shares, increasing the number of outstanding shares and resulting in a dilution of the Company’s ownership in YFE to 45.6%.

On October 26, 2021, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company and Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act, whereby the Company will purchase 100% of WOW’s issued and outstanding shares for $38.4 million in cash and 11,000,000 shares of the Company’s common stock. The transaction is expected to be completed during the second quarter of 2022.

Note 25: Related Party Transactions

Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the year ended December 31, 2021, Mr. Heyward earned $543,750 in producer fees and is owed $63,000 as of December 31, 2021, which is included in Due to Related Party on the Company’s consolidated balance sheets.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2021, the Company earned $0 in royalties from this agreement.

On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW! in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The entire principal sum was required to be remitted to POW!’s client trust account of POW!’s legal counsel within 5 days of the effective date. The principal, plus interest must be repaid by no later than November 1, 2022. Within the Loan Agreement, it is stated that the proceeds of $1,000,000 are required to be used by POW! to settle the arbitration against Stan Lee Studios (aka Proxima Studios) and $250,000 shall be used to solely pay for the payment of legal costs and fees. The principal amount was transferred to POW! on October 12, 2021 and on or about November 4, 2021, POW and Proxima entered into a binding settlement agreement resolving all the claims made by Proxima. The loan has accrued interest of $26,221 as of December 31, 2021 and is recorded as a Note Receivable from Related Party on the Company’s consolidated balance sheet.

During the year ended December 31, 2021, the Company issued 160,000 stock options to its Board Members for services with a grant date fair value of $411,800.

Note 26: Segment Reporting

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

Prior to the acquisition of ChizComm during the year ended December 31, 2021, the Company only operated in one reportable segment. The following table presents the revenue and net earnings within the two operating segments at the year ended December 31, 2021 (in thousands):

Total Revenues:
Content Production & Distribution	$2,707
Media Advisory & Advertising Services	5,166
Total Revenue	$7,873

Net Loss:
Content Production & Distribution	$(122,944)
Media Advisory & Advertising Services	(3,347)
Total Operating Loss	$(126,291)

Geographic Information

The following table provides information about disaggregated revenue by geographic area at year ended December 31, 2021 (in thousands):

United States	$5,567
Canada	2,306
Total Revenue	$7,873

Note 27: Subsequent Events

On January 13, 2022, the Company acquired Canadian streaming service Ameba TV and gained access to its kid-safe platform technology and 13,000 episodes of content including Casper the Friendly Ghost, Donkey Kong Country, Gummy Bears and Rescue Heroes. The Company purchased 100% of Ameba’s issued and outstanding shares for $3.5 million in cash and paid $0.3 million for the underlying software code that powers the SVOD deliveries.

During the first quarter of 2022, the Company has borrowed an additional $51.4 million, net of pay-downs from its investment margin account.

On February 24, 2022, the Company issued 36,196 shares of the Company’s common stock valued at $65,515 which were held in escrow as part of the ChizComm acquisition.

On March 2, 2022, the Company issued 350,000 shares of the Company’s common stock valued at $0.3 million to a consultant for advisory services.

During the first quarter of 2022, the Company issued 603,648 shares of the Company’s common stock valued at $0.6 million which represented delivery of vested RSUs.

Following the equity investment in YFE, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased 2,637,717 additional shares of YFE, increasing the Company’s ownership of YFE to 53.9%. However, on March 9, 2022, including 304,631 additional shares acquired by the Company, bonds convertible into YFE’s common stock were converted into 2,574,000 shares, increasing the number of outstanding shares and resulting in a dilution of the Company’s ownership in YFE to 45.6%.

On March 24, 2022, the Board of Directors of Genius Brands International, Inc. accepted the resignation of Ms. Zrinka Dekic who has served as Chief Financial Officer and Head of Strategy and Mergers and Acquisitions since December 13, 2021. Ms. Dekic voluntarily resigned for personal reasons. The Board re-appointed Robert Denton as the Company’s Chief Financial Officer, to serve as the Company’s principal financial officer and principal accounting officer.

Mr. Denton previously served as Chief Financial Officer and principal financial officer and principal accounting officer of the Company from April 2018 to December 2021. Since December 2021, Mr. Denton has served as Executive Vice President of Finance and Accounting for the Company. Additional information required by Items 401(b), (d), and (e) and Item 404(a) of Regulation S-K regarding Mr. Denton was previously reported in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on August 24, 2021, and which information is incorporated by reference herein. On March 8, 2022, the Company and Mr. Denton entered into an amendment to his Amended and Restated Employment Agreement, dated as of December 7, 2020, which increased the term of his employment to three years from March 7, 2022 (the “Effective Date”) unless earlier terminated and provided for a base salary at the rate of (a) $300,000 concluding on the first anniversary of the Effective Date, (b) $350,000 beginning on the first anniversary of the Effective Date and concluding on the second anniversary thereof, and (c) $375,000 beginning on the second anniversary of the Effective Date and concluding on the third anniversary thereof.

The foregoing summary of the material terms of the amendment to the Amended and Restated Employment Agreement with Mr. Denton described above does not purport to be complete and is qualified in its entirety by reference to the full text of his employment agreement, which will be filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022.

