Form 10-Q
period 2022-03-31
Genius Brands International, Inc.
filed 2022-05-16
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:

GENIUS BRANDS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N. Canon Dr., 4th Floor

Beverly Hills, CA 90210

(Address of principal executive offices and zip code)

310-273-4222

(Registrant’s telephone number, including area code)

____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNUS	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2022, the registrant had 316,129,176 shares of common stock, $0.001 par value per share, outstanding.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$49,811	$2,058
Restricted Cash	3,000	8,002
Investments in Marketable Securities (amortized cost of $105,977)	101,301	112,523
Accounts Receivable, net	3,463	7,632
Note & Accounts Receivable from Related Party	1,378	1,276
Other Receivable	675	969
Prepaid Expenses and Other Assets	4,663	3,725
Total Current Assets	164,291	136,185

Property and Equipment, net	472	449
Right of Use Assets, net	2,699	2,785
Film and Television Costs, net	4,033	2,940
Lease Deposits	69	69
Investment in Your Family Entertainment AG	18,533	6,695
Intangible Assets, net	12,663	9,733
Goodwill	15,911	15,227
Total Assets	$218,671	$174,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,204	$7,192
Accrued Production Costs	181	1,733
Accrued Expenses	761	535
Participations Payable	2,324	2,438
Deferred Revenue	369	432
Margin Loan	57,753	6,392
Notes Payable	29	28
Warrant Liability	814	855
Lease Liability	612	664
Due to Related Party	12	63
Accrued Salaries and Wages	848	799
Total Current Liabilities	68,907	21,131

Long Term Liabilities:
Deferred Revenue	3,482	3,492
Lease Liability	2,425	2,460
Contingent Earn Out	1,345	1,340
Notes Payable	78	82
Disputed Trade Payable	925	925
Total Liabilities	77,162	29,430

Commitments and contingent liabilities (Note 21)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	–	–
Common Stock, $0.001 par value, 400,000,000 shares authorized 304,368,966 and 303,379,122 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	304	303
Additional Paid in Capital	744,296	739,495
Accumulated Deficit	(600,379)	(595,848)
Accumulated Other Comprehensive Loss	(4,605)	(1,221)
Total Genius Brands International, Inc. Stockholders' Equity	139,616	142,729
Non-Controlling Interests in Consolidated Subsidiaries	1,893	1,924
Total Stockholders' Equity	141,509	144,653

Total Liabilities and Stockholders’ Equity	$218,671	$174,083

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Media Advisory & Advertising Services	$986	$753
Content Distribution	414	140
Licensing & Royalties	41	171
Total Revenues	1,441	1,064

Operating Expenses:
Marketing and Sales	160	602
Direct Operating Costs	344	248
General and Administrative	10,857	6,934
Total Operating Expenses	11,361	7,784

Loss from Operations	(9,920)	(6,720)

Other Income (Expense):
Interest Expense	(55)	(8)
Other Income (Expense), Net	5,413	(69,531)
Gain (Loss) Before Income Tax Expense	5,358	(69,539)

Provision for Tax Expense	–	–

Net Loss	(4,562)	(76,259)

Net Loss Attributable to Non-Controlling Interests	31	–

Net Loss Attributable to Genius Brands International, Inc.	$(4,531)	$(76,259)

Net Loss per Share (Basic)	$(0.01)	$(0.27)
Net Loss per Share (Diluted)	$(0.01)	$(0.27)

Weighted Average Shares Outstanding (Basic)	303,779,247	287,217,911
Weighted Average Shares Outstanding (Diluted)	303,779,247	287,217,911

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Loss	$(4,562)	$(76,259)
Other Comprehensive Income (Loss):
Change in Unrealized Losses on Marketable Securities	(3,500)	–
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	79	–
Foreign Translation Adjustment	37	–
Total Other Comprehensive Loss	(3,384)	–
Total Comprehensive Net Loss	(7,946)	(76,259)
Less: Comprehensive Loss Attributable to Non-Controlling Interests	31	–
Total Comprehensive Net Loss Attributable to Genius Brands International, Inc.	$(7,915)	$(76,259)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2020	258,438,514	$258	–	$–	$588,501	$(469,557)	$(5)	$–	$119,197

Shares Issued for ChizComm Acquisition	1,980,658	2	–	–	3,525	–	–	–	3,527
Proceeds from Warrant Exchange, net	39,740,500	40	–	–	57,225	–	–	–	57,265
Issuance of Common Stock for Services	161,986	–	–	–	241	–	–	–	241
Warrants Incentive	–	–	–	–	69,139	–	–	–	69,139
Share Based Compensation	–	–	–	–	2,573	–	–	–	2,573
Other Comprehensive Loss	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	(76,259)	–	–	(76,259)

Balance, March 31, 2021	300,321,658	$300	–	$–	$721,203	$(545,816)	$(5)	$–	$175,682

Balance, December 31, 2021	303,379,122	$303	–	$–	$739,495	$(595,848)	$(1,221)	$1,924	$144,653

Issuance of Common Stock for Services	386,196	–	–	–	311	–	–	–	311
Issuance of Common Stock for Vested Restricted Stock Units	603,648	1	–	–	(1)	–	–	–	–
Share Based Compensation	–	–	–	–	4,491	–	–	–	4,491
Other Comprehensive Loss	–	–	–	–	–	–	(3,384)	–	(3,384)
Net Loss	–	–	–	–	–	(4,531)	–	(31)	(4,562)

Balance, March 31, 2022	304,368,966	$304	–	$–	$744,296	$(600,379)	$(4,605)	$1,893	$141,509

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net Loss	$(4,531)	$(76,259)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	200	118
Depreciation and Amortization of Property, Equipment & Intangible Assets	263	106
Amortization of Right of Use Asset	97	46
Share Based Compensation Expense	4,491	2,573
Amortization of Premium on Marketable Securities	276	–
Gain on Revaluation of Equity Investment in Your Family Entertainment (“YFE”)	(5,395)	–
(Gain) Loss on Warrant Revaluation	(41)	436
Realized Loss on Marketable Securities	79	–
Warrant Incentive Expense	–	69,139
Stock Issued for Services	312	41
Other	201	73

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	4,399	401
Other Receivables	295	–
Film and Television Costs, net	(1,293)	(1,396)
Lease Deposits	–	(36)
Prepaid Expenses & Other Assets	(914)	(1,531)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(2,016)	353
Accrued Production Costs	(1,552)	–
Accrued Salaries & Wages	49	134
Participations Payable	(114)	114
Deferred Revenue	(73)	97
Lease Liability	(98)	148
Due to Related Party	(51)	(1)
Accrued Expenses	84	(196)
Net Cash Used in Operating Activities	(5,332)	(5,640)

Cash Flows from Investing Activities:
Cash Payment for Equity Investment in YFE	(6,637)	–
Cash Payment for Ameba, net of Cash Acquired	(3,893)	–
Cash Payment for ChizComm, net of cash acquired	–	(7,789)
Investment in Stan Lee Universe, LLC	–	(250)
Proceeds from Principal Collections on Marketable Securities	1,910	–
Proceeds from Sales of Marketable Securities	5,536	–
Purchase of Property & Equipment	(61)	(17)
Net Cash Used in Investing Activities	(3,145)	(8,056)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	59,570	–
Repayments of Margin Loan	(8,210)	–
Note & Accounts Receivable from Related Party	(102)	–
Repayment of Note Payable	(7)	–
Consolidation of VIE (VIE Asset/Liability)	(31)	–
Proceeds from Warrant Exchange, net	–	57,265
Repayment of Production Facility, net	–	(412)
Net Cash Provided by Financing Activities	51,220	56,853

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	8	–

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	42,751	43,157
Beginning Cash, Cash Equivalents and Restricted Cash	10,060	100,456
Ending Cash, Cash Equivalents and Restricted Cash	$52,811	$143,613

Schedule of Non-Cash Financing and Investing Activities
Shares issued for ChizComm acquisition	–	3,527
Liability for Acquisition Earnout Shares	–	7,210

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, the Company distributes its content primarily on television and streaming platforms and licenses its properties for a broad range of consumer products based on the Company’s characters. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. Another new offering is KC! Pop Quiz, a live action game show featuring kids as contestants. The show is hosted by Casey Simpson, a prominent social media influencer and former Nickelodeon star. Both KC! Pop Quiz and Superhero Kindergarten are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) and subscription video on demand (“SVOD”) distribution outlet, the Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon, and was renewed for a third season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across the Company’s Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. The Company is in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage, which the Company expects to debut during the fourth quarter of 2022.

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

On February 1, 2021, the Company, through GBI Acquisition LLC, a New Jersey limited liability company, and 2811210 Ontario Inc., a company organized under the laws of the Province of Ontario, two wholly-owned subsidiaries of the Company, purchased the outstanding equity interests of ChizComm Ltd., a corporation organized in Canada, and ChizComm USA Corp., a New Jersey corporation (collectively “ChizComm”). During the fourth quarter of 2021, the Company rebranded and renamed ChizComm Ltd. to Beacon Communications and ChizComm USA Corp. to Beacon Media (collectively, the “Beacon Media Group”).

On January 13, 2022, the Company completed its acquisition of the issued and outstanding shares of Ameba Inc., a corporation incorporated under the laws of the Province of Manitoba and gained access to its kid-safe subscription-based video on demand platform technology and 13,000 episodes of content. Refer to Note 3 for additional details.

Acquisition Completed Subsequent to Quarter End

On April 6, 2022, the Company completed its previously disclosed acquisition of Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia. On October 26, 2021, the Company’s wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and WOW, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. The Company purchased 100% of WOW’s issued and outstanding shares for approximately $38.3 million in cash and 11,057,000 shares of the Company’s common stock. The Company has not completed its initial accounting for the business combination which will be accounted for using the acquisition method of accounting. The fair value of the assets and liabilities are still to be determined.

Recent Investments

Following the initial equity investment in Your Family Entertainment AG (“YFE”) during the fourth quarter of 2021, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE, at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders, were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by the Company, at 2.00 EUROS per share or $0.6 million, increasing the number of YFE’s outstanding shares and increasing the Company’s ownership in YFE to 45.6% as of March 31, 2022.

Liquidity

During the three months ended March 31, 2022, the Company’s cash and cash equivalents (excluding restricted cash) increased by $47.8 million. Of this amount, $43.3 million, including transactional costs, was borrowed and transferred from the Company’s investment margin account to subsequently finance the WOW acquisition, as noted above.

As of March 31, 2022, the Company held marketable securities with a fair value of $101.3 million as available-for-sale, a decrease of $11.2 million during the three months ended March 31, 2022. Cash in excess of immediate requirements is invested in accordance with the Company’s investment policy, primarily with a view for liquidity and capital preservation. Accordingly, the available-for-sale securities, consisting principally of corporate and government debt securities, are also available as a source of liquidity.

During the three months ended March 31, 2022, the Company borrowed an additional $59.6 million from its investment margin account and repaid $8.2 million with cash received from sales and/or redemptions of its marketable securities. The borrowed amounts were used to finance the Company’s additional investments in YFE and the closing of its acquisition of WOW, in each case pledging certain of its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 0.72% and the average balance of the borrowings was $13.6 million as of March 31, 2022. The Company incurred interest expense of $21,846 during the three months ended March 31, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. The Company has the ability to borrow up to 66% of the balance held in marketable securities, with the option to increase its borrowing capacity, if needed. As of March 31, 2022, the outstanding balance of the margin loan was $57.8 million, or 57% of the balance held in marketable securities.

Historically, the Company has incurred net losses. For the three months ended March 31, 2022 and March 31, 2021, the Company reported net losses of $4.5 million and $76.3 million, respectively. The Company reported net cash used in operating activities of $5.3 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $600.3 million and total stockholders’ equity of $141.6 million. As of March 31, 2022, the Company had current assets of $164.3 million, including cash and cash equivalents of $45.6 million and current liabilities of $68.9 million. The Company had working capital of $95.4 million as of March 31, 2022, compared to working capital of $115.1 million as of December 31, 2021.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited statements. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 6, 2022.

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

Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production & Distribution Segment which produces and distributes children’s content, and the Media Advisory & Advertising Services Segment which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of the Beacon Media Group (formerly “ChizComm”), the Company’s operations were comprised of a single segment.

The accounting policies for each segment are the same as for the Company as a whole. Refer to Note 22 for additional information.

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries, investments in entities in which it has controlling influence and variable interest entities where the Company has been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests. Non-consolidated investments are accounted for using the equity method or the fair value option when the Company has the ability to significantly influence the operating decisions of the investee. When the Company does not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized within other Income (expense) on the consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

The Company accounts for transactions that are classified as business combinations in accordance with the Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Once a business is acquired, the Company allocates the fair value of the purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. As required, preliminary fair values are determined upon acquisition, with the final determination of the fair values being completed within the one-year measurement period from the date of acquisition. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that the Company use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. The Company estimates the fair value based upon assumptions management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Variable Interest Entities

The Company holds an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets (as defined below) and that requires additional financial support from the Company to continue operations. The Company’s total cash investment in SLU is $2.0 million. The Company is considered the primary beneficiary and is required to consolidate the VIE.

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

Foreign Currency

The Company considers the U.S. dollar to be its functional currency for its United States based operations. The Company considers the Canadian dollar to be its functional currency for its Canada based operations. Accordingly, the financial information is translated from the Canadian dollar to the U.S. dollar for inclusion in the Company’s consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss), net in stockholders’ equity.

Foreign exchange transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of March 31, 2022, and December 31, 2021, the Company had cash and cash equivalents of $49.8 million and $2.1 million, respectively.

Restricted Cash

The Company holds restricted cash of $3.0 million in an escrow account for the future commitment of financing related to our investment in YFE, which was used to purchase additional shares of YFE, subsequent to March 31, 2022.

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

The Company reports accrued interest receivable separately from the available-for-sale securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Approximately $0.6 million in interest income was receivable as of March 31, 2022 and classified within Other Receivables on the consolidated balance sheets.

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

Right of Use Leased Assets

The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance under FASB ASC 842, Leases (“ASC 842”). For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as operating right of use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company does not have any finance leases.

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

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of the Company’s business, some titles are more successful or less successful than anticipated. Management reviews its ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on the Company’s condensed consolidated statements of operations. There were no events or changes in circumstances that would indicate a change in fair value of productions and therefore the Company has not recorded any impairment charges during the three months ended March 31, 2022.

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

The Company analyzes freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to the Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to the Company’s stock, the Company analyzes additional equity classification requirements per FASB ASC 815-40, Contract’s in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

When required, the Company also considers the bifurcation guidance for embedded derivatives per ASC 815-15, Embedded Derivatives.

Revenue Recognition

The Company accounts for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company has identified the following material and distinct performance obligations:

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

•	Provide media and advertising services to clients.

•	Fixed and variable fee advertising and subscription-based revenue generated from the Genius Brands Kartoon Channel!

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

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

The Company sells advertising and subscriptions on its App and OTT based “Kartoon Channel!” in the form of either flat rate promotions or impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, the Company recognizes revenue when customer downloads the mobile device application and their credit card is charged.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which requires management to make assumptions with respect to the fair value on the grant date. The assumptions are as follows: (i) the expected term assumption of the award is based on the Company’s historical exercise and post-vesting behavior (ii) the expected volatility assumption is based on historical and implied volatilities of the Company’s common stock calculated based on a period of time generally commensurate with the expected term of the award; (iii) the risk-free interest rates are based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent expected term; (iv) and the expected dividend yields of the Company’s stock are based on history and expectations of future dividends payable. In the case of RSUs the fair value is calculated based on the Company’s underlying common stock on the date of grant.

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

Earnings Per Share

Basic earnings (loss) per share of common stock (“EPS”) is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of March 31, 2022, the Company had three accounts with an uninsured balance in bank deposit accounts of $1.1 million.

The Company has a managed account and a brokerage account with a financial institution. The managed account maintains the Company’s investments in marketable securities of $101.3 million as of March 31, 2022. The brokerage account held $4.7 million in cash as of March 31, 2022, that was subsequently invested in additional shares of YFE. Assets in the managed and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1 billion. As of March 31, 2022 the Company has not had account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

For the three months ended March 31, 2022, the Company had one customer, whose total revenue exceeded 10% of total consolidated revenue. This customer accounted for 13.3% of total revenue. The Company had three customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 57% of the total accounts receivable as of March 31, 2022.

For the three months ended March 31, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 11% of total revenue. The Company had four customers whose accounts receivable exceeded 10% of total accounts receivable. Those customers accounted for 69% of accounts receivable.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for bad debt of $34,097 and $22,080, respectively.

Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, Fair Value Measurement (“ASC 820”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities and the margin loan approximate fair value due to the short-term maturity of the instruments. The fair values of the Company’s liability-classified derivative warrants are determined using the BSM model (Level 2) with standard valuation inputs. Refer to Note 19 for additional details. The investment in YFE is valued based on the trading price of YFE (Level 1). Refer to Note 5 for additional details.

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

The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of March 31, 2022 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$29,883	$14,349	$44,232
U.S. Treasury	23,394	–	23,394
Mortgage-Backed	–	6,653	6,653
U.S. agency and government sponsored securities	–	13,239	13,239
U.S. states and municipalities	–	11,219	11,219
Asset-Backed	–	2,564	2,564
Total	$53,277	$48,024	$101,301

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities. Refer to Note 6 for additional details.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s contingent earn-out liability, goodwill and film and television costs as of March 31, 2022. There were no significant events that occurred or circumstances that resulted in an adjustment to the fair value of those assets and liabilities measured on a non-recurring basis during the three months ended March 31, 2022.

Recent Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Note 3: Acquisition of Ameba

On January 13, 2022, the Company closed its previously announced acquisition of Ameba Inc., a corporation incorporated under the laws of the province of Manitoba (“Ameba”), pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company and Tony Havelka, a resident of the Province of Manitoba (the “Seller”), in which the Company acquired from the Seller all of the issued and outstanding equity interests of Ameba. In addition to the SPA, pursuant to an Asset Purchase Agreement (the “APA”) by and between the Company, the Seller and Tek Gear Inc., a corporation owned by the Seller, the Company acquired from the Seller, a proprietary software platform (the “Technology”) that powers the Ameba subscription video on demand (“SVOD”) deliveries. The SPA, together with the APA, are referred to as the “Ameba Acquisition.”

Consideration paid by the Company in the transaction at closing consisted of $3.5 million in cash pursuant to the SPA and $0.3 million in cash pursuant to the APA, for total consideration of $3.8 million, or $3.6 million net of cash acquired, excluding transaction costs and subject to a net working capital adjustment (the “NWC Adjustment”) as described in more detail below.

Transaction costs incurred relating to the Ameba Acquisition, including legal and accounting, totaled $0.1 million, which is included in general and administrative expenses on the statement of operations. The agreement provides for an adjustment to the purchase price based on an adjusted net working capital (“NWC”) as defined in the agreement. The Company recorded an estimated liability of $0.3 million related to the NWC Adjustment, which is reflected within Accrued Expenses in the condensed consolidated balance sheet.

The Ameba acquisition facilitates the Company’s expansion into SVOD with its technology and content essential to the launch of the ad-free subscription-based Kartoon Channel! Kidaverse platform. The acquisition provides immediate benefit recognized through the content available on the SVOD Ameba channel app, available for download on Amazon Fire TV, Roku, Xbox 360, Xumo, LG Smart TV, TiVo, VEWD, CINEMOOD and iOS and Android devices.

The Company has determined that the Ameba Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired and the liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s preliminary purchase price allocation was based on an evaluation of the available data to determine the appropriate fair values based on the requirements of ASC 820 and represents managements best estimates.

The following table summarizes the consideration paid, including the preliminary Net Working Capital Adjustment (in thousands):

Amount
SPA cash consideration at closing	$3,500
APA cash consideration at closing	300
Net working capital adjustment	269
Total	$4,069

As of March 31, 2022, the accounting for the acquisition is preliminary, as the Company is finalizing its valuation and determination of the intangible assets. The Company has engaged a third-party valuation firm to assist with the purchase price allocation, which will be completed in subsequent quarters.

The preliminary purchase price allocation was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company on January 11, 2022 as follows (in thousands):

Cash	$176
Accounts Receivable	238
Prepaids Expenses	25
Trade Name	23
Digital Network	2,804
Technology	300
Goodwill	673
Accounts Payable and Accrued Expenses	(140)
Tax Liability	(30)
Total Consideration	$4,069

 The identifiable intangible assets acquired of $3.1 million is comprised of $2.8 million for the Digital Network, Ameba TV, with a remaining economic life of 18 years, $24,000 for Ameba’s trade name with a useful life of 3 years and $0.3 million for the SVOD technology with a remaining useful life of approximately 3 years. The goodwill arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s build-out of its technology for the expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and is not deductible for tax purposes.

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date.

Valuation Methodology

The digital network was valued by performing a discounted cash flow analysis. This method includes discounting the projected cash flows associated with the current digital network content, based primarily upon historical revenue and projections over its expected life and considers the operating expenses and contributory asset charges associated with servicing such network. Projected cash flows attributable to the digital network was discounted to the present value at a rate commensurate with the perceived risk. The useful life of the digital network is estimated based primarily upon the present value of cash flows attributable to the digital network.

The Ameba trade name was valued using the relief-from-royalty method. This method is an income approach that estimates the portion of a company’s earnings attributable to an asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value. The useful life of the trade name is based on the estimated time it will take for the Company to rebrand the Ameba trade name and logo with the Company branded Kartoon Channel! Kidaverse trade name.

The technology was valued at cost.

The assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.

•	Expense estimates.

•	Contributory asset charges.

•	Estimated economic life of asset.

•	Acquisition of new customers.

•	Attrition of existing customers.

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations as if the acquisition was completed in the beginning of the periods presented (in thousands, except for share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Total Revenues	$1,468	$1,225

Net Loss Applicable to Common Stockholders	$(4,593)	$(76,181)

Net Loss per Common Stock (Basic and Diluted)	$(0.02)	$(0.27)

Weighted Average Shares Outstanding (Basic and Diluted)	303,779,247	287,217,911

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

There were no changes in facts and circumstances that occurred during the three months ended March 31, 2022 that would result in a re-evaluation of the VIE assessment.

Note 5: Investment in Equity Interest

On December 1, 2021, the Company completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 2,281,269 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,000 shares of YFE’s common stock.

Following the initial equity investment in YFE during the fourth quarter of 2021, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders, were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by the Company at 2.00 EUROS per share or $0.6 million, increasing the number of YFE’s outstanding shares and the Company’s ownership in YFE to 45.6% as of March 31, 2022.

The Company has elected to apply the fair value option for its investment in YFE (Level 1) as it is believed that investors value this investment based on the trading price of YFE. The Company recognizes changes in the fair value of its investment in YFE as unrealized gains (losses), net in the accompanying consolidated statements of operations with other income (loss), net.

The Company revalued the investment in YFE’s securities as of March 31, 2022 and recorded a gain of $5.2 million within other income (loss) on the Company’s condensed consolidated statement of operations, net of a $0.2 million loss due to the change in the foreign currency translation rate.

On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, increasing the number of shares held by the Company to 6,857,132 shares and its ownership in YFE to 48.2%.

Note 6: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.

The investments in marketable securities had an adjusted cost basis of $106.0 million and a market value of $101.3 million as of March 31, 2022. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$46,100	$(1,868)	$44,232
U.S. Treasury	24,345	(951)	23,394
Mortgage-Backed	6,981	(329)	6,653
U.S. agency and government sponsored securities	14,095	(855)	13,239
U.S. states and municipalities	11,854	(635)	11,219
Asset-Backed	2,602	(38)	2,564
Total	$105,977	$(4,676)	$101,301

The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions and is expected to recover as the securities approach maturity. The Company has evaluated these securities and determined that no allowance is necessary based on the credit quality and the low risk of loss due to the security type. The Company has not yet held marketable securities in an unrealized loss position for greater than twelve months. A net realized loss of $79,051 related to the prepayment of principals for certain mortgage-backed securities was recorded in earnings during the three months ended March 31, 2022.

The contractual maturities of the Company’s marketable investments as of March 31, 2022 were as follows (in thousands):

Fair Value
Due within 1 year	$11,159
Due after 1 year through 5 years	76,781
Due after 5 years through 10 years	4,501
Due after 10 years	8,860
Total	$101,301

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company did not sell any securities during the three months ended March 31, 2022, that resulted in material gains or losses.

Note 7: Property and Equipment, Net

The Company has property and equipment as follows (in thousands):

	March 31, 2022	December 31, 2021
Furniture and Equipment	$191	$181
Computer Equipment	178	173
Leasehold Improvements	73	44
Software	194	177
Production Equipment	22	23
Property and Equipment, Gross	658	598
Less Accumulated Depreciation	(186)	(149)
Property and Equipment, Net	$472	$449

During the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $37,051 and $14,562, respectively.

Note 8: Right of Use Leased Assets

Right of use assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Office Lease Asset	$3,359	$3,351
Printer Lease Asset	13	13
Right of Use Assets, Gross	3,372	3,364

Accumulated Amortization	(673)	(579)
Right of Use Assets, Net	$2,699	$2,785

During the three months ended March 31, 2022 and 2021, the Company recorded ROU asset amortization expense of $97,037 and $46,237, respectively.

Note 9: Film and Television Costs, Net

As of March 31, 2022, the Company had net Film and Television Costs of $4.0 million, compared to $2.9 million as of December 31, 2021. The increase primarily relates to the production of Shaq’s Garage and other development costs, partially offset by amortization of Rainbow Rangers, Superhero Kindergarten and KC! Pop Quiz.

During the three months ended March 31, 2022 and 2021, the Company recorded Film and Television Cost amortization expense of $0.2 million and $0.1 million, respectively.

The following table highlights the activity in Film and Television Costs as of March 31, 2022, and December 31, 2021 (in thousands):

Film and Television Costs, Net as of December 31, 2020	$11,828
Additions to Film and Television Costs	10,650
Film Amortization Expense	(19,538)
Film and Television Costs, Net as of December 31, 2021	2,940
Additions to Film and Television Costs	1,293
Film Amortization Expense	(200)
Film and Television Costs, Net as of March 31, 2022	$4,033

Note 10: Goodwill and Intangible Assets, Net

Goodwill

In 2013, the Company recognized $10.4 million in goodwill, as a result of the merger with A Squared. During the first quarter of 2021, the Company recognized $9.6 million in goodwill, as a result of the acquisition of The Beacon Media Group (formerly ChizComm). As of December 31, 2021, the goodwill allocated to the Media Advisory and Advertising Services reportable segment was determined to be impaired and the Company recorded an impairment charge of $4.8 million, accordingly.

As a result of the Ameba Acquisition during the first quarter of 2022, the Company recorded goodwill of $0.7 million as determined to be the amount in excess of the fair value of the assets acquired and liabilities assumed in the acquisition. The goodwill recorded for the Ameba Acquisition was allocated to the Content Production and Distribution reportable segment.

As Beacon Communications and Ameba are incorporated as Canadian companies with CAD being their functional currency, goodwill will change each period due to currency exchange differences.

The Company will perform its annual review of goodwill during the fourth quarter. There were no events or changes in circumstances that would indicate an impairment in goodwill during the three months ended March 31, 2022.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2021	$10,366	$4,861	$15,227
Acquisition of Ameba	673	–	673
Foreign Currency Translation Adjustment	–	11	11
Goodwill as of March 31, 2022	$11,039	$4,872	$15,911

Intangible Assets, Net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, Net

	Weighted Average Remaining Amortization Period	March 31, 2022	December 31, 2021
Customer Relationships	11	$6,144	$6,120
Digital Networks	18	2,804	–
Trade names	70	4,023	4,000
Technology	3	300	–
Non-Compete	2	60	60
Other Intangible Assets (a)	1.5	301	301
Intangible Assets, Gross		13,632	10,481

Foreign Currency Translation Adjustment		28	24
Less Accumulated Amortization		(997)	(772)
Intangible Assets, Net		$12,663	$9,733

__________________

(a)	Represents the remaining unamortized logo and website intangible assets related to the merger with A Squared.

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $225,093 and $91,521, respectively.

Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. There were no changes in events or circumstances during the three months ended March 31, 2022 that would indicate an impairment of the intangible assets.

Expected future intangible asset amortization as of March 31, 2022 is as follows (in thousands):

Fiscal Year:
2022	$665
2023	854
2024	828
2025	731
2026	727
Thereafter	8,858
Total	$12,663

Note 11: Deferred Revenue

As of March 31, 2022, and December 31, 2021, the Company had total short term and long term deferred revenue of $3.85 million and $3.9 million, respectively. Deferred revenue includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met. Included in the deferred revenue balance as of March 31, 2022 and December 31, 2021 is the $3.4 million which is the remaining balance from the total $3.5 million advance against future royalty that Sony paid to the Company for both the foreign and domestic distribution rights.

Note 12: Supplemental Financial Statement Information

Accrued Expenses

The Company had the following current accrued liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued Production Costs (a)	$181	$1,733
Other Accrued Expenses (b)	492	535
Accrued Salaries and Wages (c)	848	799
Accrued NWC Adjustment (d)	269	–
Total Accrued Liabilities – Current	$1,790	$3,067

__________________

(a)	Represents production costs accrued for Rainbow Rangers Season 3 and KC! Pop Quiz.
(b)	Primarily represents Ameba royalty fees for revenue share and external consulting services, legal fees and taxes.
(c)	Represents accrued salaries and wages and accrued vacation payable to employees.
(d)	Represents estimated amount owed as part of the Ameba Acquisition for the NWC Adjustment.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gain (Loss) on Warrant Revaluation	$41	$(436)
Loss on Foreign Exchange	(192)	(3)
Loss on Marketable Securities Investments	(79)	–
Gain on Revaluation of Equity Investment in YFE	5,395	–
Interest Income	248	47
Warrant Incentive Expense	–	(69,139)
Net Other Income (Expense)	$5,413	$(69,531)

The gain (loss) on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.

The foreign exchange gains and losses are due to foreign currency denominated transactions, including the foreign exchange loss on the investment in YFE’s equity securities accounted for under the fair value option.

The Company started investing in marketable securities during the year ended December 31, 2021. The net realized loss on marketable securities recognized during the three months ended March 31, 2022, reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities.

The gain on revaluation of the equity investment in YFE, is the change in fair value recognized on the Company’s investments in YFE accounted for using the fair value option. The gain is a result of the difference in the original cost of the YFE investments and the updated fair value based on YFE’s stock price at the end of the current reporting period.

Interest Income during the three months ended March 31, 2022, primarily consists of cash interest received of $0.5 million on the investments in marketable securities, net of $0.3 million for amortization of premiums.

The Warrant Incentive Expense is related to the fair value of new warrants that were issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.

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

Note 14: Note Payable

On February 1, 2021, as part of the ChizComm Acquisition, the Company assumed a $200,000 business loan that was entered into on October 15, 2019. The loan matures on September 15, 2026, with payments of $2,999, plus interest at a rate of Prime plus 2.85% per annum, due monthly. As of March 31, 2022, the Company has an outstanding balance of $107,000, classified as a note payable within current and noncurrent liabilities on its consolidated balance sheets.

Note 15: Margin Loan

During the three months ended March 31, 2022, the Company borrowed an additional $59.6 million from its investment margin account and repaid $8.2 million with cash received from sales and/or redemptions of its marketable securities. The borrowed amounts were used to finance the Company’s additional investments in YFE and the closing of its acquisition of WOW, in each case pledging certain of its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 0.72% and the average balance of the borrowings was $13.6 million as of March 31, 2022. The Company incurred interest expense of $21,846 during the three months ended March 31, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. The Company has the ability to borrow up to 66% of the balance held in marketable securities, with the option to increase its borrowing capacity, if needed. As of March 31, 2022, the outstanding balance of the margin loan was $57.8 million, or 57% of the balance held in marketable securities.

Note 16: Stockholders’ Equity

Common Stock

As of March 31, 2022, the total number of authorized shares of common stock was 400,000,000.

As of March 31, 2022, and December 31, 2021, there were 304,368,966 and 303,379,122 shares of common stock outstanding, respectively.

On February 24, 2022, the Company issued 36,196 shares of the Company’s common stock valued at $65,515 which were held in escrow as part of the ChizComm acquisition.

On March 2, 2022, the Company issued 350,000 shares of the Company’s common stock valued at $0.3 million to a consultant for advisory services.

During the three months ended March 31, 2022, the Company issued 603,648 shares of the Company’s common stock valued at $0.6 million which represented delivery of vested RSUs.

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

As of March 31, 2022, and December 31, 2021, there were 0 shares of Series A Convertible Preferred Stock outstanding.

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

During the three months ended March 31, 2022, the Company granted options to purchase 875,000 shares of common stock to employees with a fair market value of $603,750. The options were granted on March 17, 2022, with a three-year vesting period and a five-year term.

The fair value of the options granted during the three months ended March 31, 2022 was calculated using the BSM option pricing model based on the following assumptions:

Exercise Price	$0.90
Dividend Yield	0%
Volatility	104%
Risk-free interest rate	0.41%
Expected life of options	5.0 years

The following table summarizes the stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2021	10,197,312	7.96	$1.75
Granted	875,000	4.96	$0.90
Exercised	–	–	$–
Forfeited/Cancelled	(285,000)	4.59	$1.43
Expired	–	–	$–
Outstanding at March 31, 2022	10,787,312	7.57	$1.69

Unvested at March 31, 2022	2,897,804	6.48	$1.92
Vested and exercisable at March 31, 2022	7,889,508	7.97	$1.61

During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.4 million and $0.98 million, respectively, in share-based compensation expense related to stock options. The unrecognized share-based compensation expense related to stock options at March 31, 2022 of $1.7 million, will be recognized through the first quarter of 2025 based on the remaining vesting periods, assuming the options are not cancelled or forfeited. The outstanding shares as of March 31, 2022 have an aggregated intrinsic value of $0. The weighted average fair value per option granted during the three months ended March 31, 2022 was $0.69.

Note 18: Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 300,000 shares of RSUs to a nonemployee with a fair market value of $268,500. The shares were granted on March 17, 2022, with a three-year vesting period and a five-year term.

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2022:

	Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2021	15,383,234	4.34	$1.40
Granted	300,000	4.96	$1.42
Vested	(17,921)	3.84	$1.38
Forfeited/Cancelled	–	–	$–
Unvested at March 31, 2022	15,665,313	4.11	$1.39

During the three months ended March 31, 2022, the Company recognized $4.1 million in share-based compensation expense related to RSUs. The unrecognized share-based compensation expense related to RSUs at March 31, 2022 of $6.4 million, will be recognized through the first quarter of 2025 based on the remaining vesting periods, assuming the underlying grants are not cancelled or forfeited.

Note 19: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 shares of the Company’s common stock as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, 892,857 liability classified derivative warrants to purchase shares of the Company’s common stock remain outstanding and were re-valued at $0.8 million, resulting in a decrease in liability, as compared to December 31, 2021. The change in value is recorded within Net Other Income (Expense) on the condensed consolidated statement of operations. The valuation inputs as of March 31, 2022 included an expected volatility of 124% and an annual interest rate of 2.44%.

The Company did not have any warrant activity during the three months ended March 31, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2022 and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Massachusetts and New Jersey. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Genius Brands International, Inc. is subject to US income taxes on a stand-alone basis. Genius Brands International, Inc. and the Beacon Media Group (formerly ChizComm) file separate stand-alone tax returns in each jurisdiction in which they operate. Beacon Communications and Ameba are corporations operating in Canada and are subject to Canadian income taxes on its stand-alone taxable income.

Note 21: Commitment and Contingencies

The following is a schedule of future minimum contractual obligations as of March 31, 2022 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating Leases	$499	$640	$665	$686	$703	$582	$3,775
Employment Contracts	2,201	2,219	794	427	–	–	5,641
Consulting Contracts	753	155	–	–	–	–	908
Debt	57,770	24	24	24	18	–	57,860
	$61,223	$3,038	$1,483	$1,137	$721	$582	$68,184

The Company has not included any amounts that may be required related to its pending acquisition of WOW.

Leases

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

On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company pays rent of $0.1 million annually subject to annual escalations of 2.5%.

As of March 31, 2022, the weighted-average lease term for operating leases was 67 months. The weighted-average discount rate on the leases was 24.9%.

Rental expenses incurred for operating leases during the three months ended March 31, 2022 and 2021 were $0.2 million and $0.1 million, respectively.

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

On April 6, 2022, the Company completed its acquisition of WOW. The Company purchased 100% of WOW’s issued and outstanding shares for approximately $38.3 million in cash and 11,057,000 shares of the Company’s common stock.

Note 22: Related Party Transactions

Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the three months ended March 31, 2022, Mr. Heyward earned $0.6 million in producer fees and is owed $12,155 as of March 31, 2022, which is included in Due to Related Party on the Company’s condensed consolidated balance sheets. Mr. Heyward was also paid $55,000 as part of his quarterly discretionary bonus during the first quarter of 2022.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended March 31, 2022, the Company earned $0 in royalties from this agreement.

On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW! in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The entire principal sum was required to be remitted to POW!’s client trust account of POW!’s legal counsel within 5 days of the effective date. The principal, plus interest must be repaid by no later than November 1, 2022. Within the Loan Agreement, it is stated that the proceeds of $1,000,000 are required to be used by POW! to settle the arbitration against Stan Lee Studios (aka Proxima Studios) and $250,000 shall be used to solely pay for the payment of legal costs and fees. The principal amount was transferred to POW! on October 12, 2021 and on or about November 4, 2021, POW and Proxima entered into a binding settlement agreement resolving all the claims made by Proxima. The loan has accrued interest of $26,221 as of March 31, 2022 and is recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheet. In addition, pursuant to its joint venture with POW! and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party, the amount owed to the Company equal to 50% of expenses incurred by the Company related to the 50% of the Company’s non-controlling interest held by POW!.

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

The following table presents the revenue and net earnings within the two operating segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Total Revenues:
Content Production & Distribution	$455	$311
Media Advisory & Advertising Services	986	753
Total Revenue	$1,441	$1,064

Net Loss:
Content Production & Distribution	$(4,071)	$(75,989)
Media Advisory & Advertising Services	(491)	(270)
Total Operating Loss	$(4,562)	$(76,259)

Geographic Information

The following table provides information about disaggregated revenue by geographic area for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Total Revenues:
United States	$553	$736
Canada	888	328
Total Revenue	$1,441	$1,064

Note 24: Subsequent Events

On April 6, 2022, the Company completed its acquisition of WOW whereby on October 26, 2021, the Company’s wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and WOW, a corporation existing under the laws of the Province of British Columbia, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. The Company purchased 100% of WOW’s issued and outstanding shares for approximately $38.3 million in cash and 11,057,000 shares of the Company’s common stock. The Company has not completed its initial accounting for the business combination which will be accounted for using the acquisition method of accounting. The fair value of the assets and liabilities are still to be determined.

On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, increasing the number of shares held by the Company to 6,857,132 shares and its ownership in YFE to 48.2%.

On April 7, 2022, the Company issued 703,125 shares of the Company’s common stock valued at $0.6 million, which represented delivery of 25% of the CEO’s RSUs that vested related to the satisfaction of performance-based criteria.

During April, 2022, pursuant to his employment agreements, Andy Heyward, the Company’s CEO, was paid $87,500 in Executive Producer fees and $55,000 as part of his quarterly discretionary bonus.

During the second quarter of 2022, the Company borrowed an additional $2.2 million from its investment margin account.

On April 25,2022, in the matter of Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd., Index No. 650278/2022, the Company filed a Motion for Partial Dismissal of the Plaintiffs’ Amended Complaint seeking (1) dismissal of Plaintiffs’ claims for Indemnification and Defamation and (2) a stay of Plaintiffs’ claim for Breach of Escrow Agreement pending the required arbitration of this claim. This Motion has not yet been ruled on and the case remains at the pleading stage with no trial date set.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2022 and 2021. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 6, 2022 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends, and future prospects. It should be noted that the MD&A contains forward-looking statements that involve risks and uncertainties.

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates and licenses multimedia content. Led by experienced industry personnel, we distribute our content primarily on television and streaming platforms and license our properties for a broad range of consumer products based on our characters. In the children's media sector, our portfolio features “content with a purpose” for toddlers to tweens, which provides enrichment as well as entertainment. New intellectual property titles include Stan Lee’s Superhero Kindergarten produced with Stan Lee’s Pow! Entertainment and Oak Productions. Arnold Schwarzenegger lends his voice as the lead and is also an Executive Producer on the series. Another new offering is KC! Pop Quiz, a live action game show featuring kids as contestants. The show is hosted by Casey Simpson, a prominent social media influencer and former Nickelodeon star. Both KC! Pop Quiz and Superhero Kindergarten are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) and subscription video on demand (“SVOD”) distribution outlet, the Kartoon Channel!. Other newer series include, the preschool property Rainbow Rangers, which debuted in November 2018 on Nickelodeon, and was renewed for a third season and preschool property Llama Llama, which debuted on Netflix in January 2018 and was renewed by Netflix for a second season. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison's Secret Lab® and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, which is distributed across our Genius Brands Network on Comcast’s Xfinity on Demand, AppleTV, Roku, Amazon Fire, YouTube, Amazon Prime, Cox, Dish, Sling and Zumo, as well as Connected TV. We are in production on a new animated series starring Shaquille O’Neal called Shaq’s Garage which we expect to debut during the fourth quarter of 2022.

In addition, we act as a licensing agent for Penguin Young Readers, a division of Penguin Random House LLC which owns or controls the underlying rights to Llama Llama, leveraging our existing licensing infrastructure to expand this brand into new product categories, new retailers, and new territories.

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

We are committed to responsible, ethical and inclusionary business practices as outlined below:

Human Capital Management

As of March, 31, 2022, we employed 79 full-time employees and 16 independent contractors.

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

Acquisition of Wow Unlimited Media Inc.

On April 6, 2022, we completed the acquisition of Wow Unlimited Media Inc. (“WOW”), a corporation existing under the laws of the Province of British Columbia. On October 26, 2021 our wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and WOW, entered into an Arrangement Agreement to effect a transaction among the parties by way of a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. We purchased 100% of WOW’s issued and outstanding shares for approximately $38.3 million in cash and 11,057,000 shares of our common stock. We have not completed the initial accounting for the business combination which will be accounted for using the acquisition method of accounting. The fair value of the assets and liabilities are still to be determined.

Recent Investments

Following the initial equity investment in YFE during the fourth quarter of 2021, we participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, we purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders, were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by us, at 2.00 EUROS per share or $0.6 million, increasing the number of YFE’s outstanding shares and our ownership in YFE to 45.6% as of March 31, 2022.

Coronavirus (COVID-19)

We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new virus variants, new information which may emerge concerning the severity of the COVID-19 pandemic, outbreaks occurring at any of our facilities, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in the 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2022, such as our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise. On March 15, 2022, we began implementing our “Return to Office” plan. We continue to be flexible with employee in-office requirements as we adjust to COVID-19 outbreaks and employee preferences for remote work.

Results of Operations

Our summary results for the three months ended March 31, 2022, and March 31, 2021 are below.

Revenues

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
	(in thousands, except percentages)
Media Advisory & Advertising Services	$986	$753	$233	31%
Content Distribution	414	139	275	198%
Licensing & Royalties	41	172	(131)	(76)%
Total Revenue	$1,441	$1,064	$377	35%

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group, which we acquired on February 1, 2021. The increase of 31% represents an additional month of revenue recognized during the first quarter of 2022 as compared to the first quarter of 2021.

Content Distribution revenue is generated from the distribution of our properties for broadcast on television, video-on-demand (“VOD”) or subscription video-on-demand (“SVOD”) in domestic and international markets and the sale of DVDs for home entertainment through our partners. Content Distribution also includes our advertising sales generated on our digital network, the Kartoon Channel! in the form of either flat rate promotions or advertising impressions served.

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the three months ended March 31, 2022, increased 198% as compared to the three months ended March 31, 2021, primarily due to the acquisition of Ameba, increasing revenue by $0.2 million.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the three months ended March 31, 2022 decreased 76% as compared to the three months ended March 31, 2021, primarily due to the expiration of certain consumer product licenses that were not renewed.

Expenses

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$160	$602	$(442)	(73)%
Direct Operating Costs	344	248	96	39%
General and Administrative	10,857	6,934	3,923	57%
Interest Expense	55	8	47	588%
	$11,416	$7,792	$3,624	47%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to a decrease in marketing and advertising expenses incurred to promote Stan Lee’s Superhero Kindergarten.

Amortization, including any impairments of film and television costs makes up the majority of our Direct Operating Costs. Expenses directly associated with the acquisition, licensing and production of content, such as participation expenses related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services and costs of our product sales make up the remainder of Direct Operating Costs. The increase in direct operating costs for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to the consolidation of Ameba’s royalty expense into our financial statements related to the Ameba Acquisition.

General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $3.9 million increase in general and administrative expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily consisted of a $1.9 million increase in share-based compensation expense primarily due to the modification of our Chief Executive Officer’s RSUs, a $1.2 million increase related to an increase in salaries and wages, directors’ and officers’ insurance and a $0.8 million increase in legal professional fees.

Interest expense for the three months ended March 31, 2022, increased as compared to the three months ended March 31, 2021, primarily due to the interest incurred on our margin loan balance and the restricted cash balance sitting in an escrow account for future YFE financings.

Other Income (Expense), Net

Components of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gain (Loss) on Warrant Revaluation	$41	$(436)
Loss on Foreign Exchange	(192)	(3)
Loss on Marketable Securities Investments	(79)	–
Gain on Revaluation of Equity Investment in YFE	5,395	–
Interest Income	248	47
Warrant Incentive Expense	–	(69,139)
Net Other Income (Expense)	$5,413	$(69,531)

The gain (loss) on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.

 The foreign exchange gains and losses are due to foreign currency denominated transactions, including the foreign exchange loss on the investment in YFE’s equity securities accounted for under the fair value option.

We started investing in marketable securities during the year ended December 31, 2021. The net realized loss on marketable securities recognized during the three months ended March 31, 2022 reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities.

The gain on revaluation of the equity investment in YFE, is the change in fair value recognized on our investments in YFE accounted for using the fair value option. The gain is a result of the difference in the original cost of the YFE investments and the updated fair value based on YFE’s stock price at the end of the current reporting period.

Interest Income during the three months ended March 31, 2022, primarily consists of cash interest of $0.5 million received on the investments in marketable securities, net of $0.3 million for amortization of premiums.

The Warrant Incentive Expense is related to the fair value of new warrants that were issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.

Liquidity and Capital Resources

During the three months ended March 31, 2022, our cash and cash equivalents (excluding restricted cash) increased by $47.8 million. Of this amount, $43.3 million, including transactional costs, was borrowed and transferred from our investment margin account to subsequently finance the WOW acquisition, as noted above.

As of March 31, 2022, we held marketable securities with a fair value of $101.3 million as available-for-sale, a decrease of $11.2 million during the three months ended March 31, 2022. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view for liquidity and capital preservation. Accordingly, the available-for-sale securities, consisting principally of corporate and government debt securities, are also available as a source of liquidity.

During the three months ended March 31, 2022, we borrowed an additional $59.6 million from our investment margin account and repaid $8.2 million with cash received from sales and/or redemptions of our marketable securities. The borrowed amounts were used to finance our additional investments in YFE and the closing of our acquisition of WOW, in each case pledging certain of our marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 0.72% and the average balance of the borrowings was $13.6 million as of March 31, 2022. We incurred interest expense of $21,846 during the three months ended March 31, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on our condensed consolidated balance sheets. We have the ability to borrow up to 66% of the balance held in marketable securities, with the option to increase its borrowing capacity, if needed. As of March 31, 2022, the outstanding balance of the margin loan was $57.8 million, or 57% of the balance held in marketable securities.

Working Capital

As of March 31, 2022, we had current assets of $164.3 million, including cash and cash equivalents of $49.8 million and marketable securities of $101.3 million and our current liabilities were $68.9 million. We had working capital of $95.4 million as of March 31, 2022 as compared to working capital of $115.1 million as of December 31, 2021. The decrease of $19.7 million in working capital as compared to December 31, 2021 was primarily due to the $7.8 million increase in our margin loan balance, including the offset of transfer to cash and pay down from our marketable securities and a decrease in the accounts receivable balance of $4.2 million.

During the three months ended March 31, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.

Comparison of Cash Flows for the Three Months Ended March 31, 2022, and March 31, 2021

Our total cash, cash equivalents and restricted cash as of March 31, 2022 and 2021 was $52.8 million and $100.5 million, respectively.

Comparison of Cash Flows

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
	(in thousands, except percentages)
Cash Used in Operating Activities	$(5,332)	$(5,641)	$(309)	(5.5)%
Cash Used in Investing Activities	(3,145)	(8,056)	(4,911)	(61)%
Cash Provided by Financing Activities	51,220	56,854	(5,634)	(10)%
Effect of Exchange Rate Changes on Cash	8	–	8	100%
Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$42,751	$43,157	$(406)	(0.9)%

Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 decreased $0.3 million as compared to cash used during the three months ended March 31, 2021. The change in cash used in operating activities is primarily due to the change in cash receipts and cash payments due to the timing of the acquisition and consolidation of Beacon Media Group into our financial statements on February 1, 2021.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 decreased $4.9 million as compared to cash used during the three months ended March 31, 2021. The decrease in cash used for investing was primarily due to our proceeds from marketable securities of $7.4 million, offset by our investments in YFE of $6.6 million and acquisition of Ameba for $3.9 million compared to the total investment in ChizComm of $7.8 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 decreased by $5.6 million as compared to cash provided during the three months ended March 31, 2021. The primary source of cash during the three months ended March 31, 2022, was the net proceeds borrowed from our margin loan of $51.4 million, compared to the primary source of cash during the three months ended March 31, 2021 of $57.3 million from the warrant exercise during January 2021.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $67.6 million as of March 31, 2022, of which $61.2 million is expected to be paid within one year. For additional information on our contractual commitments and timing of future payments, see Note 21, to the condensed consolidated financial statements included in this Report on Form 10-Q.

In addition to our contractual commitments as of March 31, 2022, the Company has entered into strategic acquisitions and investments to grow our business that have and/or will result in material cash requirements, including our subsequent closing of our acquisition of WOW and our additional equity investments in YFE.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of March 31, 2022, we do not have any material commitments for capital expenditures.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2021 Annual Report on Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2021 Annual Report on Form 10-K describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2022, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, we continued to execute upon our 2021 planned remediation actions as disclosed in Item 9A. of our 2021 Annual Report on Form 10-K which was filed with the SEC on April 6, 2022, which are all intended to strengthen our overall control environment. This includes hiring additional accounting personnel at our corporate headquarters and other locations. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor, implement, test and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2022, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its Chief Financial Officer Robert Denton, are named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Initially, the lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making materially false or misleading statements regarding the Company’s business and business prospects, artificially inflating the Company’s stock price during an alleged class period running from March 11, 2020, through July 5, 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in our common stock during the alleged class period. The defendants moved to dismiss lead plaintiffs’ amended complaint; and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.

On September 27, 2021, the lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleges that the Company made numerous false or misleading statements about the Company’s business and business prospects over an alleged class period running from March 11, 2020, through March 30, 2021, which they say violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs also allege a “scheme to defraud” during 2020 that involved several private placements of Company stock with an allegedly “insider” group of investors that purportedly then issued press releases that inflated the stock price, after which these investors purportedly sold their shares at higher prices. None of these investors (save Mr. Heyward, who is not alleged to have sold his shares) is named as a defendant in the securities action. The lead plaintiffs again seek unspecified damages on behalf of the alleged class—persons who invested in the Company’s common stock during the newly alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint, and the motion is fully briefed. Shortly before a scheduled argument on the motion, the court cancelled the hearing and is expected to rule based on the parties’ written submissions. The Company cannot predict the outcome of the motion or the timing of a decision from the Court. Pending resolution of the motion to dismiss, neither discovery nor other substantive proceedings are occurring nor expected.

Related to the securities class action, the Company’s directors, together with Messrs. Heyward and Denton have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company by, among other things, causing the Company to issue the supposedly false and misleading statements that underlie the securities lawsuit, purportedly exposing the Company to liability and damaging the Company in an unspecified amount. By these derivative lawsuits, the plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the motion to dismiss in the securities action.

The Company is also a nominal defendant in an action filed January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 VM. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors in the action have requested court permission to file motions to dismiss the action, as that court’s rules contemplate. These requests are currently pending; there is otherwise no current activity in the case. The Company cannot predict the outcome of the requests to file the motions to dismiss, the timing of court action on the requests, or the outcome of the lawsuit more generally, but again notes that plaintiff seeks no relief against the Company.

On January 18, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of New York styled Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd., Index No. 650278/2022, alleging: (1) breach of employment agreement, (2) breach of duty of good faith, (3) constructive dismissal, (4) indemnification, (5) violation of the Employment Standards Act 2000 of Ontario, and (6) defamation. On February 25, 2022, the Company filed a Motion to Dismiss on the ground that venue is improper. In response, Plaintiffs’ counsel has advised that they will be amending their complaint to address the arguments in the Company’s venue motion. Plaintiffs filed their Amended Complaint on March 17, 2022, adding a claim for Reformation of the Plaintiffs’ Employment Agreements to address the Company’s lack of venue argument and a claim for Breach of Escrow Agreement regarding alleged release of shares held in escrow pursuant to the parties’ Purchase and Sale Agreement. On April 25,2022, the Company filed a Motion for Partial Dismissal of the Plaintiffs’ Amended Complaint seeking (1) dismissal of Plaintiffs’ claims for Indemnification and Defamation and (2) a stay of Plaintiffs’ claim for Breach of Escrow Agreement pending the required arbitration of this claim. This Motion has not yet been ruled on and the case remains at the pleading stage with no trial date set.

In all of the above-mentioned active proceedings, the Company has denied and continues to deny any wrongdoing and intends to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 18, 2022, the Company issued 350,000 shares of the Company’s common stock valued at $0.89 per share to a consultant for advisory services. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 24, 2022, the Company issued 36,196 shares of the Company’s common stock valued at $1.81 per share, which were held in escrow as part of the ChizComm acquisition. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: May 16, 2022	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

