Form 10-Q
period 2022-06-30
Genius Brands International, Inc.
filed 2022-08-17
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 317,235,116 shares of common stock, $0.001 par value per share, outstanding.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,816	$2,058
Restricted Cash	–	8,002
Investments in Marketable Securities (amortized cost of $103,155)	97,428	112,523
Accounts Receivable, net	9,508	7,632
Tax Credits Receivable	25,892	–
Note & Accounts Receivable from Related Party	1,405	1,276
Other Receivable	2,932	969
Prepaid Expenses and Other Assets	5,342	3,725
Total Current Assets	150,323	136,185

Noncurrent Assets:
Property and Equipment, net	2,564	449
Right of Use Assets, net	12,014	2,785
Film and Television Costs, net	16,900	2,940
Investment in Your Family Entertainment AG	17,840	6,695
Intangible Assets, net	35,661	9,733
Goodwill	36,720	15,227
Other Assets	320	69
Total Assets	$272,342	$174,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,279	$7,192
Participations Payable	4,571	2,438
Accrued Expenses	1,121	535
Accrued Salaries and Wages	2,712	799
Deferred Revenue	13,396	432
Margin Loan	61,052	6,392
Production Facilities, net	19,115	–
Bank Indebtedness	2,718	–
Lease Liability	3,098	664
Warrant Liability	586	855
Due to Related Party	–	63
Other Current Liabilities	100	1,761
Total Current Liabilities	112,748	21,131

Noncurrent Liabilities:
Deferred Revenue	4,564	3,492
Lease Liability	9,579	2,460
Contingent Earn Out	1,345	1,340
Other Noncurrent Liabilities	1,019	1,007
Total Liabilities	$129,255	$29,430

Commitments and contingent liabilities (Note 21)
Stockholders’ Equity
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	–	–
Preferred Stock Series B, $0.001 par value, 1 share authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	–	–
Common Stock, $0.001 par value, 400,000,000 shares authorized 317,235,116 and 303,379,122 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	317	303
Additional Paid in Capital	761,737	739,495
Accumulated Deficit	(613,720)	(595,848)
Accumulated Other Comprehensive Loss	(7,133)	(1,221)
Total Genius Brands International, Inc. Stockholders' Equity	141,201	142,729
Non-Controlling Interests in Consolidated Subsidiaries	1,886	1,924
Total Stockholders' Equity	143,087	144,653

Total Liabilities and Stockholders’ Equity	$272,342	$174,083

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Production Services	$10,018	$–	$10,018	$–
Content Distribution	8,529	135	8,942	275
Licensing & Royalties	2,495	1,236	2,536	1,407
Media Advisory & Advertising Services	1,082	971	2,067	1,724
Total Revenues	22,124	2,342	23,563	3,406

Operating Expenses:
Marketing and Sales	972	1,541	1,132	2,143
Direct Operating Costs	14,648	1,269	14,992	1,518
General and Administrative	15,105	7,106	25,962	14,039
Total Operating Expenses	30,725	9,916	42,086	17,700

Loss from Operations	(8,601)	(7,574)	(18,523)	(14,294)

Other Income (Expense):
Interest Expense	(418)	(9)	(473)	(18)
Other Income (Expense), Net	(3,131)	189	2,286	(69,341)
Net Other Income (Expense)	(3,549)	180	1,813	(69,359)

Loss Before Income Tax Expense	(12,150)	(7,394)	(16,710)	(83,653)

Provision for Tax Expense	–	–	–	–

Net Loss	(12,150)	(7,394)	(16,710)	(83,653)

Net Income Attributable to Non-Controlling Interests	(1,193)	–	(1,162)	–

Net Loss Attributable to Genius Brands International, Inc.	$(13,343)	$(7,394)	$(17,872)	$(83,653)

Net Loss per Share (Basic)	$(0.04)	$(0.02)	$(0.06)	$(0.28)
Net Loss per Share (Diluted)	$(0.04)	$(0.02)	$(0.06)	$(0.28)

Weighted Average Shares Outstanding (Basic)	315,519,907	300,646,819	309,682,010	293,969,462
Weighted Average Shares Outstanding (Diluted)	315,519,907	300,646,819	309,682,010	293,969,462

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Loss	$(12,150)	$(7,394)	$(16,710)	$(83,653)
Other Comprehensive Income (Loss):
Change in Unrealized Losses on Marketable Securities	(1,095)	(158)	(4,595)	(158)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	44	–	123	–
Foreign Translation Adjustment	(1,477)	111	(1,440)	111
Total Other Comprehensive Loss	(2,528)	(47)	(5,912)	(47)
Total Comprehensive Net Loss	(14,678)	(7,441)	(22,622)	(83,700)
Less: Comprehensive Income Attributable to Non-Controlling Interests	(1,193)	–	(1,162)	–
Total Comprehensive Net Loss Attributable to Genius Brands International, Inc.	$(15,871)	$(7,441)	$(23,784)	$(83,700)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2021	303,379,122	$303	–	$–	$739,495	$(595,848)	$(1,221)	$1,924	$144,653

Issuance of Common Stock for Services	386,196	–	–	–	311	–	–	–	311
Issuance of Common Stock for Vested Restricted Stock Units	603,648	1	–	–	(1)	–	–	–	–
Share Based Compensation	–	–	–	–	4,491	–	–	–	4,491
Other Comprehensive Loss	–	–	–	–	–	–	(3,384)	–	(3,384)
Net Loss	–	–	–	–	–	(4,531)	–	(31)	(4,562)

Balance, March 31, 2022	304,368,966	$304	–	$–	$744,296	$(600,379)	$(4,605)	$1,893	$141,509

Shares Issued for Wow Acquisition	11,057,085	11	1	–	11,543	–	–	–	11,554
Fair Value of Replacement Options Related to Wow Acquisition	–	–	–	–	1,213	–	–	–	1,213
Issuance of Common Stock for Services	736,667	1	–	–	441	–	–	–	442
Issuance of Common Stock for Vested Restricted Stock Units	1,072,398	1	–	–	(1)	–	–	–	–
Share Based Compensation	–	–	–	–	4,245	–	–	–	4,245
Other Comprehensive Loss	–	–	–	–	–	–	(2,528)	–	(2,528)
Distributions to Non-Controlling Interests	–	–	–	–	–	–	–	(1,200)	(1,200)
Net (Loss) Income	–	–	–	–	–	(13,341)	–	1,193	(12,148)

Balance, June 30, 2022	317,235,116	$317	1	$–	$761,737	$(613,720)	$(7,133)	$1,886	$143,087

Balance, December 31, 2020	258,438,514	$258	–	$–	$588,501	$(469,557)	$(5)	$–	$119,197

Shares Issued for ChizComm acquisition	1,980,658	2	–	–	3,525	–	–	–	3,527
Proceeds From Warrant Exchange, net	39,740,500	40	–	–	57,225	–	–	–	57,265
Issuance of Common Stock for Services	161,986	–	–	–	241	–	–	–	241
Share Based Compensation	–	–	–	–	2,573	–	–	–	2,573
Warrant Incentive	–	–	–	–	69,138	–	–	–	69,138
Net Loss	–	–	–	–	–	(76,259)	–	–	(76,259)

Balance, March 31, 2021	300,321,658	$300	–	$–	$721,203	$(545,816)	$(5)	$–	$175,682

Issuance of Common Stock for Services	469,677	1	–	–	728	–	–	–	729
Share Based Compensation	–	–	–	–	2,994	–	–	–	2,994
Other Comprehensive Loss	–	–	–	–	–	–	(47)	–	(47)
Net Loss	–	–	–	–	–	(7,395)	–	–	(7,395)

Balance, June 30, 2021	300,791,335	$301	–	$–	$724,925	$(553,211)	$(52)	$–	$171,963

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(16,710)	$(83,653)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	2,253	760
Depreciation and Amortization of Property, Equipment & Intangible Assets	1,103	301
Amortization of Right of Use Asset	700	92
Share Based Compensation Expense	8,736	5,567
Amortization of Premium on Marketable Securities	545	–
(Gain) on Revaluation of Equity Investment in Your Family Entertainment AG	(2,901)	–
(Gain) Loss on Foreign Currency Transactions	1,296	–
(Gain) Loss on Warrant Revaluation	(269)	317
Interest Incurred on Debt	422	–
Realized Loss on Marketable Securities	123	–
Warrant Incentive Expense	–	69,139
Stock Issued for Services	312	41
Other	51	(81)

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	6,078	1,906
Other Receivables	384	–
Tax Credits Earned (less capitalized)	(4,247)	–
Tax Credits Received	1,702	–
Film and Television Costs, net	(6,015)	(3,176)
Note Receivable from Related Party	(128)	–
Prepaid Expenses & Other Assets	(469)	(1,158)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(4,439)	922
Accrued Salaries & Wages	338	41
Accrued Expenses	(2,250)	(329)
Accrued Production Costs	(1,658)	–
Participations Payable	1,283	664
Deferred Revenue	(3,455)	(474)
Lease Liability	(352)	143
Due to Related Party	(63)	137
Other Noncurrent Liabilities	(42)	–
Net Cash Used in Operating Activities	(17,672)	(8,841)

Cash Flows from Investing Activities:
Cash Payment for Wow, net of Cash Acquired	(37,311)	–
Cash Payment for Equity Investment in YFE	(9,540)	–
Cash Payment for Ameba, net of Cash Acquired	(3,893)	–
Cash Payment for ChizComm, net of cash acquired	–	(7,789)
Investment in Stan Lee Universe, LLC	–	(500)
Investment in Marketable Securities	–	(80,902)
Proceeds from Principal Collections on Marketable Securities	4,420	–
Proceeds from Sales of Marketable Securities	5,536	–
Purchase of Property & Equipment	(401)	(125)
Investment in Intangible Assets	(22)	–
Net Cash Used in Investing Activities	(41,211)	(89,316)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	58,980	–
Repayments of Margin Loan	(4,522)	–
Proceeds from Production Facilities	4,330	–
Repayments of Production Facilities	(1,795)	(825)
Proceeds from Bank Loan	1,291	–
Capital Lease Payments	(442)	–
Debt Issuance Costs	(40)	–
Repayment of Note Payable	(9)	–
Distributions to Non-Controlling Interest	(1,200)	–
Repayment of Payroll Protection Program	–	(367)
Proceeds from Warrant Exchange, net	–	57,265
Net Cash Provided by Financing Activities	56,593	56,073

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	46	–

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(2,244)	(42,084)
Beginning Cash, Cash Equivalents and Restricted Cash	10,060	100,456
Ending Cash, Cash Equivalents and Restricted Cash	$7,816	$58,372

Schedule of Non-Cash Financing and Investing Activities
Shares issued for Wow Acquisition	$11,554	$–
FV of Replacement Options Granted Related to Wow Acquisition	$1,213	$–
Shares issued for ChizComm acquisition	$–	$3,527
Liability for Acquisition Earnout Shares	$–	$7,210
Issuance of Common Stock for Services	$–	$969

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(unaudited)

Note 1: Organization and Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a publicly traded (NASDAQ:GNUS) global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television and licenses its properties for a broad range of consumer products based on the Company’s characters. The Company is a leading “work for hire” producer for many of the streaming outlets and IP holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. The Company’s programs, along with those programs it acquires and/or licenses, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, Kartoon Channel!, and its subscription video on demand (“SVOD”) distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Zumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other popular platforms. The Company’s in-house owned and produced shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz, and the upcoming Shaq’s Garage starring Shaquille O’Neal, scheduled to debut in the fourth quarter of 2022. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett.

The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including but not limited to Netflix, HBO Max, Paramount+, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.

Through the Company’s recent investment in Germany’s Your Family Entertainment (“YFE”), a publicly traded company on the Frankfurt Exchange (RTV-Frankfurt), it has gained access to one of the largest animation catalogues in Europe with over 3,000 titles, and a global distribution network, which currently covers over 60 territories worldwide and, which the Company is currently in process of rebranding as Kartoon Channel! Worldwide.

The Company also recently acquired WOW Unlimited Media Inc. (“Wow”), and through that acquisition, established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube, with over 2,500 content creators and currently averages over 1 billion views per month.

The Company owns a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”). The Company plans to launch a Stan Lee Centennial program of merchandise set to coincide with Stan Lee’s 100th birthday on December 28, 2022.

The Company also owns Beacon Media, the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka, Moose Toys, and JAKKS Pacific.

In addition, the Company recently acquired the Canadian company Ameba TV (“Ameba”), which distributes a profitable SVOD channel for kids and is now expected to become the backbone of the newly launched SVOD channel of Kartoon Channel!, Kartoon Channel! Kidaverse.

The combination of the Company, its investment in YFE, its acquired companies Wow, Ameba and Beacon Media provide the Company with world class animation production studios, a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house Consumer Products Licensing infrastructure to fully exploit the content.

Recent Investments

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

On January 13, 2022, the Company completed its acquisition of the issued and outstanding shares of Ameba and gained access to its kid-safe SVOD platform technology and 13,000 episodes of content. Refer to Note 3 for additional details.

On April 6, 2022, the Company completed its acquisition of Wow. On October 26, 2021, the Company’s wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. The Company purchased 100% of Wow’s issued and outstanding shares for approximately $38.3 million in cash and 11,057,000 shares of the Company’s common stock. Refer to Note 3 for additional details.

Following the initial equity investment in YFE during the fourth quarter of 2021, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by the Company, at 2.00 EUROS per share or $0.6 million. On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million, increasing the number of YFE’s outstanding shares to 6,857,132 and the Company’s ownership in YFE to 49.2% as of June 30, 2022.

Liquidity

During the six months ended June 30, 2022, the Company’s cash, cash equivalents and restricted cash decreased by $2.2 million. The decrease was primarily due to cash used in investment activities, inclusive of the Wow and Ameba acquisitions and the YFE investments, totaling $41.2 million, $17.7 million used for operational activities, offset by $56.6 million of financing from the margin loan, and production facilities and bank indebtedness assumed in the Wow Acquisition.

As of June 30, 2022, the Company held marketable securities with a fair value of $97.4 million as available-for-sale, a decrease of $15.1 million as compared to December 31, 2021 primarily due to the Company selling $5.5 million of its held securities during the period, a decrease in fair value of $4.5 million recorded as an unrealized loss, additional prepayments of $4.4 million on principals for certain mortgage-backed securities and $0.5 million for continued amortization of premiums during the period. The available-for-sale securities, consist principally of corporate and government debt securities and are also available as a source of liquidity. As the Company’s recent focus has been on expanding its business, excess cash and liquid investments have been utilized to pay the Company’s margin loan down.

The Company borrowed an additional $59.0 million from its investment margin account during the six months ended June 30, 2022 and repaid $4.5 million with cash received from sales and/or redemptions of its marketable securities. During the six months ended June 30, 2022, the borrowed amounts were used to finance the Company’s additional investments in YFE and the closing of the acquisitions of Ameba and Wow, in each case pledging certain of its marketable securities as collateral. During the three months ended June 30, 2022, the additional borrowings of $3.2 million related to the Company’s final obligated purchase of YFE shares and additional transactional costs in the acquisition of Wow. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 1.23% on an average margin loan balance of $55.7 million during the three months ended June 30, 2022. The weighted average interest rate was 0.98% on an average margin loan balance of $34.6 million during the six months ended June 30, 2022. The Company incurred interest expense of $201,160 during the six months ended June 30, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

Upon the acquisition of Wow, the Company assumed certain credit facilities (the “Facilities”) with a Canadian bank. The Facilities are comprised of: (i) a $5.0 million CAD ($3.9 million USD) revolving demand facility, (ii) an $8.0 million CAD ($6.2 million USD) equipment lease line, (iii) a treasury risk management facility of up to $0.5 million CAD ($0.4 million USD) for foreign exchange forward contracts, and (iv) interim financing facilities for specific production titles. The Facilities are guaranteed by the Company and the security reflects substantially all of the tangible and intangible assets of the Company and its subsidiary guarantors subject to permitted encumbrances, including a combination of federal and provincial tax credits, other government incentives, production service agreements, and license agreements. The Facilities are generally repayable on demand and are subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. Refer to Note 14 for additional details.

Historically, the Company has incurred net losses. For the three months ended June 30, 2022 and 2021, the Company reported net losses of $13.3 million and $7.4 million, respectively. For the six months ended June 30, 2022 and 2021, the Company reported net losses of $17.9 million and $83.7 million, respectively. The Company reported net cash used in operating activities of $17.7 million and $8.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $613.7 million and total stockholders’ equity of $141.2 million. As of June 30, 2022, the Company had current assets of $150.3 million, including cash and cash equivalents of $7.8 million and current liabilities of $112.7 million. The Company had working capital of $37.6 million as of June 30, 2022, compared to working capital of $115.1 million as of December 31, 2021.

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

Principles of Consolidation and Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries, investments in entities in which it has controlling influence and variable interest entities where the Company has been determined to be the primary beneficiary. Minority interests are recorded as non-controlling interests. Non-consolidated investments are accounted for using the equity method or the fair value option when the Company has the ability to significantly influence the operating decisions of the investee. When the Company does not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments and recorded at fair value with changes recognized within other Income (expense) on the consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Variable Interest Entities

The Company holds an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets (as defined below) and that requires additional financial support from the Company to continue operations. The Company’s total net cash investment in SLU as of June 30, 2022, is $0.8 million. The Company is considered the primary beneficiary and is required to consolidate the VIE.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $7.8 million and $2.1 million, respectively.

Tax Credits Receivable

The Federal and certain Provincial governments in Canada provide programs that are designed to assist film and television production in the form of refundable tax credits or other incentives.

Estimated amounts receivable in respect of refundable tax credits are recorded as an offset to the related production operating cost, or to investment in film and television programming when the conditions for eligibility of production assistance based on the government’s criteria are met, the qualifying expenditures are made and there is reasonable assurance of realization. Determination of when and if the conditions of eligibility have been met is based on management’s judgement, and the amount recognized is based on management’s estimates of qualifying expenditures. The ultimate collection of previously recorded estimates is subject to ordinary course audits from the Canada Revenue Agency (“CRA”) and Provincial agencies. Changes in administrative policies by the CRA or subsequent review of eligibility documentation may impact the collectability of these estimates. The Company continuously reviews the results of these audits to determine if any circumstances arise that in management’s judgement would result in a previously recognized amount to be considered no longer collectible.

The Company classifies the tax credits receivable as current based on their normal operating cycle. Government assistance, in the form of refundable tax credits, is relied upon as a key component of production financing. These amounts are claimed from the CRA through the submission of income tax returns and can take up to 18 to 24 months from the date of the first tax credit dollar being earned to being received. As this financing is fundamental to the Company’s ability to produce animated productions and generate revenue in the normal course of business, the normal operating cycle for such assets is considered to be a 12-to-24-month period, or the time it takes for the CRA to assess and refund the tax credits earned.

As of June 30, 2022, the Company had $25.9 million in current Tax Credit Receivables on its condensed consolidated balance sheet. The Company does not have an allowance on tax credits receivable as of June 30, 2022, based on historical experience and future expectations.

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

Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in accumulated other comprehensive (loss) income, a component of stockholders’ equity. If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized as a loss in the condensed consolidated statements of operations.

The Company reports accrued interest receivable separately from the available-for-sale securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Approximately $0.4 million in interest income was receivable as of June 30, 2022 and classified within Other Receivables on the condensed consolidated balance sheets.

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

Allowance for Doubtful Accounts

Accounts receivable are presented on the balance sheets net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represents the maximum credit risk exposure of these assets. The Company evaluates its accounts receivable balances on a quarterly basis to determine collectability based on an assessment of past events, current economic conditions, and forecasts of future events. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.

The Company limits its exposure to this credit risk through a credit approval process and credit monitoring procedures. In addition, Wow’s contracts with customers usually require upfront and milestone payments throughout the production process. The Company’s customer base is mainly comprised of major Canadian, American, and worldwide studios, distributors, broadcasters, toy companies and AVOD and SVOD platforms that have been customers for several years.

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

Film and Television Costs

The Company capitalizes production costs for episodic series produced in accordance with FASB ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and amortized using the individual-film-forecast-computation method, whereby these costs are amortized, and participations costs are accrued based on the ratio of the current period’s revenues to management’s estimate of ultimate revenue expected to be recognized from each production.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of the Company’s business, some titles are more successful or less successful than anticipated. Management reviews its ultimate revenue for productions in development and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value.

These write-downs are included in amortization expense within Direct Operating Expenses on the Company’s condensed consolidated statements of operations. There were no events or changes in circumstances that would indicate a change in fair value of productions and therefore the Company has not recorded any impairment charges during the three or six months ended June 30, 2022.

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

Borrowing Costs

Borrowing costs related to the issuance of interim production financing are recorded as a reduction to the carrying amount of interim production financing and measured at amortized cost using the effective interest method. Borrowing costs are recognized as part of interest expense in the condensed consolidated statements operations or loss in the period in which they are incurred. Borrowing costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. The Company recorded $0.3 million related to production financing during the three months ended June 30, 2022.

Revenue Recognition

The Company accounts for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is measured based on the consideration specified in a contract with a customer. Revenue is recognized when a customer obtains control of the products or services in a contract. Judgement is required in determining the timing of whether the transfer of control occurs at a point in time or over time and is discussed below. The Company evaluates each contract to identify separate performance obligations as a contract with a customer may have one or more performance obligations. Consideration in a contract with multiple performance obligations is allocated to the separate performance obligations based on their stand-alone selling prices. If a stand-alone selling price is not determinable, the Company estimates the stand-alone selling price using an adjusted market assessment approach. The Company’s main sources of revenue are derived from animation production services provided to third parties, the sale of licenses for the distribution of films and television programs, advertising revenues, and merchandising and licensing sales.

Gross versus Net Revenue Presentation

The Company evaluates individual arrangements with third parties to determine whether the Company acts as principal or agent under the terms. To the extent that the Company acts as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. To the extent that the Company acts as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any expenses incurred in providing agency services. Determining whether the Company acts as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that the Company considers include identification of the primary obligor, as well as which party has credit risk, general and inventory risk and the latitude or ability in establishing prices.

The Company has identified the following material and distinct performance obligations.

•	Provide animation production services.

•	License rights to exploit Functional Intellectual Property (“Functional Intellectual Property” or “functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability be played or aired. Functional Intellectual Property derives a substantial portion of its utility from its significant standalone functionality).

•	License rights to exploit Symbolic Intellectual Property (“Symbolic Intellectual Property” or “symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content).

•	Provide media and advertising services to clients.

•	Fixed and variable fee advertising and subscription-based revenue generated from the Genius Brands Kartoon Channel! and the Frederator owned and operated YouTube channels.

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

Production Services

Animation Production Services

For revenue from animation production services, the customer controls the output throughout the production process. Each production is made to an individual customer’s specifications and if the contract is terminated by the customer, the Company is entitled to be reimbursed for any costs incurred to date, and for any prepaid commitments made, plus the agreed contractual mark-up. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis - i.e. as the project is being produced, prior to it being delivered to the customer. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable. Unbilled accounts receivable is transferred to accounts receivable when the Company has an unconditional right to consideration.

When the outcome of an arrangement cannot be estimated reliably, revenue is recognized only to the extent of the expenses incurred that are recoverable.

Content Distribution

Film and Television Licensing

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

Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.

Advertising revenues

The Company sells advertising and subscriptions on its wholly-owned AVOD service, Kartoon Channel!, and its SVOD distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, the Company recognizes revenue when customer downloads the mobile device application and their credit card is charged.

Upon the acquisition of Wow, the Company generates advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its multi-channel network on YouTube. Revenue is recognized when services are provided in accordance with the Company’s agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables are usually collectable within 30 days.

Licensing & Royalties

Merchandising and licensing

The Company enters into merchandising and licensing agreements that allow customers to produce merchandise utilizing certain of the Company’s intellectual property. For minimum guaranteed amounts that make up a contract, revenue is recognized over time, over the term of the license period commencing on the date at which the customer can use and benefit from the licensed content. Variable consideration in excess of non-refundable guaranteed amounts, such as royalties and other contractual payments are recognized as revenue when the amounts are known and become due provided collectability is reasonably assured. Invoices are issued based on the contractual terms of an agreement and are usually payable within 30-45 days.

Product Sales

The Company recognizes revenue related to product sales when the Company completes its performance obligation, which is when the goods are transferred to the buyer.

Media Advisory & Advertising Services

Media and Advertising Services

The Company provides media and advertising services to clients. Revenue is recognized when the services are performed. When the Company purchases advertising for clients on linear and across digital and streaming platforms and receives a commission, the commissions are recognized as revenue in the month the advertising is displayed.

Direct Operating Costs

Direct operating costs include costs of the Company’s product sales, non-capitalizable film costs, film and television cost amortization expense, impairment expenses related to film and television costs, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which the Company is obligated to share net profits of the properties on which they have rendered services. Upon the acquisition of Wow, the Company also includes salaries and related service production employee costs as part of its direct operating costs.

Share-Based Compensation

The Company issues stock-based awards to employees and non-employees that are generally in the form of stock options or restricted stock units (“RSUs”). Share-based compensation cost is recorded for all options and awards of unvested stock based on the grant-date fair value of the award.

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of June 30, 2022, the Company had six accounts with an uninsured balance in bank deposit accounts of $1.8 million.

The Company has a managed account and a brokerage account with a financial institution. The managed account maintains the Company’s investments in marketable securities of $97.4 million as of June 30, 2022. The brokerage account did not hold any of the Company’s cash as of June 30, 2022. Assets in the managed and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1 billion. As of June 30, 2022 the Company has not had account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

 For the three months ended June 30, 2022, the Company had five customers, whose total revenue exceeded 10% of total consolidated revenue. These customers accounted for 81.25% of total revenue.

For the six months ended June 30, 2022, the Company had five customers whose total revenue exceeded 10% of total consolidated revenue. These customers accounted for 76.3% of total revenue. As of June 30, 2022, the Company had four customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 65.04% of the total accounts receivable as of June 30, 2022.

For the three months ended June 30, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 47% of total revenue.

For the six months ended June 30, 2021, the Company had one customer, whose total revenue exceeded 10% of total consolidated revenue. This customer accounted for 34% of total revenue. As of June 30, 2021, the Company had two customers whose accounts receivable exceeded 10% of total accounts receivable. Those customers accounted for 62% of accounts receivable.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. As of June 30, 2022 and December 31, 2021, the Company recorded an allowance for bad debt of $67,897 and $22,080, respectively.

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

Financial instruments that are not measured at fair value on the condensed consolidated statement of operations are represented by cash, receivables, payables, accrued liabilities, bank indebtedness, the Company’s margin loan and interim production financing.

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the Company’s margin loan approximate fair value due to the short-term nature of the instruments. The fair values of the Company’s liability-classified derivative warrants are revalued at the end of each reporting period determined using the BSM model (Level 2) with standard valuation inputs. Refer to Note 19 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 5 for additional details. Upon acquisition of Wow, the Company assumed foreign currency forward contracts that are not traded in active markets. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts.

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

The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of June 30, 2022 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$31,129	$11,897	$43,026
U.S. Treasury	23,194	–	23,194
Mortgage-Backed	–	6,197	6,197
U.S. agency and government sponsored securities	–	12,504	12,504
U.S. states and municipalities	–	11,079	11,079
Asset-Backed	–	1,428	1,428
Total	$54,323	$43,105	$97,428

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities. Refer to Note 6 for additional details.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s contingent earn-out liability, goodwill and film and television costs as of June 30, 2022. There were no significant events that occurred or circumstances that resulted in an adjustment to the fair value of those assets and liabilities measured on a non-recurring basis during the three months ended June 30, 2022.

Recent Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Note 3: Acquisitions

Wow Unlimited Media

On April 6, 2022, the Company completed the acquisition of Wow. On October 26, 2021, the Company’s wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. The Company purchased 100% of issued and outstanding shares of Wow for $38.3 million in cash and 11,057,085 shares of the Company’s common stock, including Wow’s subsidiary Frederator. The plan of arrangement and final agreement, together with the acquisition of Wow’s Mainframe Studios and its subsidiary Frederator, are referred to as the “Wow Acquisition.”

Final consideration paid by the Company in the transaction at closing consisted of $38.3 million in cash and 11,057,085 shares of the Company’s common stock, including 691,262 Exchangeable Shares, with a fair value of $11.6 million, 2,409,515 options granted to employees of Wow with a fair value of previously vested options of $1.2 million, included in the purchase price, and $0.3 million for future services and $1.6 million in severance and bonuses to executives, for total consideration of $52.7 million, or $50.1 million net of cash acquired, excluding transaction costs as described in more detail below.

Transaction costs incurred relating to the Wow Acquisition, including banks, legal and accounting, totaled $3.1 million, which is included in general and administrative expenses on the statement of operations in the three months ended June 30, 2022. The Company will also expense the unvested replacement options, with a fair value of $0.3 million, as stock-based compensation expense over the remaining requisite service period specified in the agreements.

The Wow Acquisition facilitates the Company’s expansion as a global animation and children’s digital media company. With Wow’s content, ongoing production projects and the addition of two studios that can also be leveraged for in-house production of the Company’s properties, will drive cost synergies, facilitate further expansion into the global children’s entertainment market and strengthen financial growth. Frederator, with its owned and operated channels on YouTube, will provide a distribution platform to facilitate the global growth of Kartoon Channel!.

The Company has determined that the Wow Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s preliminary purchase price allocation was based on an evaluation of the available data to determine the appropriate fair values based on the requirements of ASC 820 and represents managements best estimates.

The following table summarizes the consideration paid:

Amount
Cash	$38,310
Genius Common Stock Issued	10,832
Shares Issued Exchangeable for Genius Common Stock	722
Stock Option Value of Replacement Options- Pre-Combination Vested Options	1,213
Severance Payments	1,044
Bonuses	529
Total	$52,650

As of June 30, 2022, the accounting for the acquisition is preliminary, as the Company is finalizing its valuation and determination of the intangible assets. The Company has engaged a third-party valuation firm to assist with the purchase price allocation, which will be completed in subsequent quarters.

The preliminary purchase price allocation is based upon the estimate of the fair value of the assets acquired and the liabilities assumed by the Company on April 6, 2022 as follows (in thousands):

Cash and cash equivalents	$2,573
Accounts Receivable	34,237
Prepaid Expenses and Other	1,245
Property and Equipment	1,936
ROU Assets	10,311
IP (In-Process)	4,600
IP (Proprietary Productions)	5,684
Tradename	7,631
Customer Relationships	16,064
Networks and Platforms	803
Goodwill	21,399
Accounts Payable	(1,547)
Participations Payable	(1,380)
Bank Debt	(1,475)
Accrued Liabilities	(3,825)
Interim Production Facilities	(16,930)
Deferred Revenue	(18,080)
Lease Liabilities	(10,614)
Other Liabilities	(60)
Total Consideration	$52,650

The identifiable intangible assets acquired of $34.8 million is comprised of $16.1 million for Customer Relationships, with remaining economic lives of 8 years, $10.3 million for IP Content including completed productions and productions in progress, that is included as part of Film and Television costs on the condensed consolidated balance sheet and will be amortized as such, Tradenames for $7.6 million, with an indefinite life and Networks and Platforms of $0.8 million, with a remaining economic life of 16 years. The goodwill of $21.4 million arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s ability to produce its content in-house utilizing the acquired studios and expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and is not deductible for tax purposes.

The valuation and allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions, especially with respect to intangible assets, that are subject to change within the purchase price allocation period generally one year from the acquisition date, including our evaluation of certain income tax positions, with corresponding adjustments to goodwill.

Valuation Methodology

The Networks and Platforms were valued by performing a discounted cash flow analysis, specifically the multi-period excess earnings method. This method involves quantifying the amount of residual (or excess) cash flows generated by the current digital network content, based primarily upon historical revenue and projections over its expected life, and considers the operating expenses and contributory asset charges associated with servicing such network. Projected cash flows attributable to the networks are discounted to present value at a rate commensurate with the perceived risk. The significant assumptions used in this model included the customer attrition rate, acquisition rate of new customers, weighted average cost of capital, and expense estimates. The useful life of the networks is estimated based primarily upon the present value of cash flows attributable to the digital network. The significant assumptions used in this method included the royalty rate and weighted average cost of capital.

The Tradenames were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

Ameba

On January 13, 2022, the Company completed the acquisition of Ameba, pursuant to a Stock Purchase Agreement (the “SPA”) by and between the Company and Tony Havelka, a resident of the Province of Manitoba (the “Seller”), in which the Company acquired from the Seller all of the issued and outstanding equity interests of Ameba. Concurrently, pursuant to an Asset Purchase Agreement (the “APA”) by and among the Company, the Seller and Tek Gear Inc., a corporation owned by the Seller, the Company acquired from the Seller a proprietary software platform (the “Technology”) that powers the Ameba SVOD deliveries. The transactions contemplated by the SPA and the APA are referred to as the “Ameba Acquisition.”

Consideration paid by the Company in the transaction at closing consisted of $3.8 million in cash, inclusive of $0.3 million for a net working capital adjustment (the “NWC Adjustment”) pursuant to the SPA and $0.3 million in cash pursuant to the APA, for total consideration of $4.1 million, or $3.9 million net of cash acquired, excluding transaction costs and subject to as described in more detail below.

Transaction costs incurred relating to the Ameba Acquisition, including legal and accounting, totaled $0.1 million, which is included in general and administrative expenses on the statement of operations. The agreement provided for an adjustment to the purchase price based on an adjusted net working capital (“NWC”) as defined in the agreement.

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

The Company has determined that the Ameba Acquisition constitutes a business acquisition as defined by ASC 805. Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s preliminary purchase price allocation was based on an evaluation of the available data to determine the appropriate fair values based on the requirements of ASC 820 and represents managements best estimates.

The following table summarizes the consideration paid, including the Net Working Capital Adjustment (in thousands):

Amount
SPA cash consideration at closing	$3,500
APA cash consideration at closing	300
Net working capital adjustment	269
Total	$4,069

The net working capital calculation was finalized as $268,657 during the three months ended June 30, 2022, as determined by the Company and agreed upon by the acquiree. The amount was paid to the acquiree on June 30, 2022.

As of June 30, 2022, the accounting for the acquisition is preliminary, as the Company is finalizing its valuation and determination of the intangible assets. The Company has engaged a third-party valuation firm to assist with the purchase price allocation, which will be completed in subsequent quarters.

The preliminary purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company on January 11, 2022 as follows (in thousands):

Cash	$176
Accounts Receivable	238
Prepaids Expenses	25
Trade Name	23
Digital Network	2,804
Technology	300
Goodwill	673
Accounts Payable and Accrued Expenses	(140)
Tax Liability	(30)
Total Consideration	$4,069

The identifiable intangible assets acquired of $3.1 million is comprised of $2.8 million for the Digital Network, Ameba TV, with a remaining economic life of 18 years, $24,000 for Ameba’s trade name with a useful life of 3 years and $0.3 million for the SVOD technology with a remaining useful life of approximately 3 years. The $0.7 million in goodwill arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s build-out of its technology for the expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and is not deductible for tax purposes.

The valuation and allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions, especially with respect to intangible assets, that are subject to change within the purchase price allocation period generally one year from the acquisition date, including our evaluation of certain income tax positions, with corresponding adjustments to goodwill.

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

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations as if the acquisitions were completed at the beginning of the periods presented (in thousands, except for share and per share data):

	Three Months Ended
	Genius Brands Consolidated (including Wow and Ameba results)		Wow	Ameba
	June 30, 2022	June 30, 2021	June 30, 2021(1)	June 30, 2021

Total Revenues	$22,124	$17,246	$14,732	$172

Net Income (Loss)	$(13,343)	$(6,933)	$374	$87

Net Loss per Common Share (Basic and Diluted)	$(0.04)	$(0.02)	$–	$–

Weighted Average Shares Outstanding (Basic and Diluted)	315,519,907	300,646,819	–	–

	Six Months Ended
	Genius Brands Consolidated (including Wow and Ameba results)		Wow	Ameba	Wow	Ameba
	June 30, 2022	June 30, 2021	June 30, 2022(1)	June 30, 2022	June 30, 2021(1)	June 30, 2021

Total Revenues	$41,667	$30,192	$35,810	$849	$26,453	$333

Net Income (Loss)	$(16,926)	$(82,070)	$1,154	$(32)	$1,418	$165

Net Loss per Common Share (Basic and Diluted)	$(0.05)	$(0.28)	$–	$–	$–	$–

Weighted Average Shares Outstanding (Basic and Diluted)	309,682,010	293,969,462	–	–	–	–

(1) The unaudited historical financial statements of Wow are not adjusted for conversion to U.S. GAAP from International Financial Reporting Standards, as the adjustments are immaterial to the periods presented.

Note 4: Variable Interest Entity

In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which the Company agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” (“SLU”). POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which Genius Brands plans to develop and license multiple properties each year.

The Company contributed $2.0 million to obtain 50% of SLU’s voting equity and POW, for the remaining 50%, contributed the specified intangible assets associated with the Stan Lee Assets. POW will retain certain rights in the transferred intangible assets, namely existing the rights/obligations arising from current licensing agreements. Under ASC 805, the Company determined that the value of SLU was wholly attributable to the Stan Lee Assets and would be accounted for as an asset acquisition. The acquisition cost of $2.0 million was equivalent to the value of the Stan Lee Assets contributed by POW. Therefore, the fair value of the consideration paid by the entity of $2.0 million and the fair value of the 50% non-controlling interest approximated a total of $4.0 million.

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

During the three months ended June 30, 2022, SLU generated $2.4 million in net income, upon entering into a license agreement to license certain of the Stan Lee Assets. The Company distributed $1.2 million to POW as their share of the non-controlling interest in SLU. The Company’s investment in SLU, net of the cash received from a distribution of $1.2 million, is $0.8 million as of June 30, 2022.

There were no changes in facts and circumstances that occurred during the three or six months ended June 30, 2022 that would result in a re-evaluation of the VIE assessment.

Note 5: Investment in Equity Interest

On December 1, 2021, the Company completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 2,281,269 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,000 shares of YFE’s common stock.

Following the initial equity investment in YFE during the fourth quarter of 2021, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders, were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by the Company at 2.00 EUROS per share, or $0.6 million. On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million, increasing the number of YFE’s outstanding shares to 6,857,132 and the Company’s ownership in YFE to 49.2% as of June 30, 2022.

The Company has elected to apply the fair value option for its investment in YFE (Level 1) as YFE is a publicly traded company on the Frankfurt Exchange, therefore its trading price is readily available and relied upon by investors. The Company recognizes changes in the fair value of its investment in YFE as unrealized gains (losses), net in the accompanying consolidated statements of operations with other income (loss), net.

The Company revalues the investment in YFE securities as of the end of each reporting period. During the three months and six months ended June 30, 2022, the Company recorded a loss of $2.5 million and a gain of $2.9 million, respectively, within other income (loss) on the Company’s condensed consolidated statement of operations, net of a $1.1 million loss and a $1.3 million loss, respectively, due to the change in the foreign currency translation rate during the three and six months ended June 30, 2022, respectively.

Wow has a 63% membership interest in Ratchet Productions, LLC ("RPLLC"), a privately-owned company registered in Colorado. Wow accounts for its interest using the equity method of accounting. Prior to the Wow Acquisition, in 2016, Wow determined that its investment in RPLLC was impaired and reduced its investment to $0. As the investment has been $0, and remains as such, there has been no impact on the Company’s financial statements for the membership interest in RPLLC.

Note 6: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.

The investments in marketable securities had an adjusted cost basis of $103.2 million and a market value of $97.4 million as of June 30, 2022. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$45,446	$(2,420)	$43,026
U.S. Treasury	24,281	(1,087)	23,194
Mortgage-Backed	6,610	(413)	6,197
U.S. agency and government sponsored securities	13,529	(1,025)	12,504
U.S. states and municipalities	11,836	(757)	11,079
Asset-Backed	1,453	(25)	1,428
Total	$103,155	$(5,727)	$97,428

The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions and is expected to recover as the securities approach maturity. The Company has evaluated these securities and determined that no allowance is necessary based on the credit quality and the low risk of loss due to the security type. The Company holds sixty-three available-for-sale securities, all of which are in an unrealized loss position as of June 30, 2022. The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period greater than 12 months as of June 30, 2022 are as follows:

	Gross Unrealized Loss	Fair Value
Corporate Bonds	$(1,328)	$24,698
U.S. Treasury	(823)	18,518
Mortgage-Backed	(358)	4,604
U.S. agency and government sponsored securities	(871)	10,717
U.S. states and municipalities	(591)	8,341
Asset-Backed	(24)	1,429
Total	$(3,995)	$68,307

A net realized loss of $44,241 and $123,291 related to the prepayment of principals for certain mortgage-backed securities was recorded in earnings during the three and six months ended June 30, 2022, respectively.

The contractual maturities of the Company’s marketable investments as of June 30, 2022 were as follows (in thousands):

Fair Value
Due within 1 year	$11,763
Due after 1 year through 5 years	73,413
Due after 5 years through 10 years	4,218
Due after 10 years	8,034
Total	$97,428

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company did not sell any securities during the three or six months ended June 30, 2022 that resulted in material gains or losses.

Note 7: Property and Equipment, Net

The Company has property and equipment as follows (in thousands):

	June 30, 2022	December 31, 2021
Furniture and Equipment	$199	$181
Computer Equipment	283	173
Leasehold Improvements	2,130	44
Software	235	177
Production Equipment	23	23
Property and Equipment, Gross	2,870	598
Less Accumulated Depreciation	(306)	(149)
Property and Equipment, Net	$2,564	$449

During the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $0.2 million and $82,688, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $0.2 million and $0.1 million, respectively.

Note 8: Right of Use Leased Assets

Right of use assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Office Lease Assets	$10,095	$3,351
Equipment Lease Assets	3,236	13
Right of Use Assets, Gross	13,331	3,364

Accumulated Amortization	(1,317)	(579)
Right of Use Assets, Net	$12,014	$2,785

During the three months ended June 30, 2022 and 2021, the Company recorded ROU asset amortization expense of $0.7 million and $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded ROU asset amortization expense of $0.6 million and $0.2 million, respectively.

Note 9: Film and Television Costs, Net

During the six months ended June 30, 2022, Film and Television Costs increased by $14.0 million, net of amortization expense, as compared to December 31, 2021. Excluding the $9.5 million acquired from the Wow Acquisition, Film and Television Costs increased $4.5 million during the six months ended June 30, 2022, primarily due to the production of Shaq’s Garage. The increase is partially offset by amortization of Rainbow Rangers and Superhero Kindergarten.

During the three months ended June 30, 2022 and 2021, the Company recorded Film and Television Cost amortization expense of $2.2 million, $1.9 million of which amortized by Wow, and $0.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded Film and Television Cost amortization expense of $2.4 million, $1.9 million of which amortized by Wow, and $0.7 million, respectively.

The following table highlights the activity in Film and Television Costs as of June 30, 2022 and December 31, 2021 (in thousands):

Film and Television Costs, Net as of December 31, 2020	$11,828
Additions to Film and Television Costs	10,650
Film Amortization Expense	(19,538)
Film and Television Costs, Net as of December 31, 2021	2,940
Additions to Film and Television Costs	16,213
Film Amortization Expense	(2,253)
Film and Television Costs, Net as of June 30, 2022	$16,900

Note 10: Intangible Assets, Net and Goodwill

Intangible Assets, Net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, Net

	Weighted Average Remaining Amortization Period	June 30, 2022	December 31, 2021
Customer Relationships	9	$22,205	$6,120
Digital Networks	17	3,607	–
Trade names	69	11,654	4,000
Technology	3	300	–
Non-Compete	2	60	60
Other Intangible Assets (a)	2	323	301
Intangible Assets, Gross		38,149	10,481

Foreign Currency Translation Adjustment		(786)	24
Less Accumulated Amortization		(1,702)	(772)
Intangible Assets, Net		$35,661	$9,733

__________________

(a)	Represents the remaining unamortized logo and website intangible assets related to the merger with A Squared.

During the three months ended June 30, 2022 and 2021, the Company recorded amortization expense of $0.9 million and $0.1 million, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded amortization expense of $0.7 million and $0.2 million, respectively.

Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. There were no changes in events or circumstances during the three or six months ended June 30, 2022 that would indicate an impairment of the intangible assets.

Expected future intangible asset amortization as of June 30, 2022 is as follows (in thousands):

Fiscal Year:
2022	$1,427
2023	2,851
2024	2,827
2025	2,720
2026	2,712
Thereafter	23,124
Total	$35,661

Goodwill

In 2013, the Company recognized $10.4 million in goodwill, as a result of the merger with A Squared. During the first quarter of 2021, the Company recognized $9.6 million in goodwill, as a result of the acquisition of the Beacon Media Group (formerly ChizComm), which was subsequently determined to be impaired as of December 31, 2021, resulting in an impairment charge of $4.8 million and a goodwill balance of $4.9 million.

As a result of the Ameba Acquisition during the first quarter of 2022, the Company recorded goodwill of $0.7 million as determined to be the amount in excess of the fair value of the assets acquired and liabilities assumed in the acquisition. The goodwill recorded for the Ameba Acquisition was allocated to the Content Production and Distribution reportable segment.

As a result of the Wow Acquisition during the second quarter of 2022, the Company recorded goodwill of $21.4 million as determined to be the amount in excess of the fair value of the assets acquired and liabilities assumed in the acquisition. The goodwill recorded for the Wow Acquisition was allocated to the Content Production and Distribution reportable segment.

As Beacon Communications and Wow are incorporated as Canadian companies with CAD being their functional currency, goodwill will change each period due to currency exchange differences.

The Company will perform its annual review of goodwill during the fourth quarter of 2022. There were no events or changes in circumstances that would indicate an impairment in goodwill during the six months ended June 30, 2022.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2021	$10,366	$4,861	$15,227
Acquisition of Ameba	673	–	673
Acquisition of Wow	21,398	–	21,398
Foreign Currency Translation Adjustment	(558)	(20)	(578)
Goodwill as of June 30, 2022	$31,879	$4,841	$36,720

Note 11: Deferred Revenue

As of June 30, 2022 and December 31, 2021, the Company had total short term and long term deferred revenue of $18.0 million and $3.9 million, respectively. Included in the deferred revenue balance as of June 30, 2022 is $13.1 million the Company assumed in the Wow Acquisition. The deferred revenue balance assumed represents cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 12: Supplemental Financial Statement Information

Other Income (Expense), Net

Components of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Gain (Loss) on Warrant Revaluation (a)	$227	$119	$269	$(317)
Loss on Foreign Exchange (b)	(1,073)	(5)	(1,262)	(7)
Loss on Marketable Securities Investments (c)	(44)	–	(123)	–
Gain (Loss) on Revaluation of Equity Investment in YFE(d)	(2,494)	–	2,901	–
Interest Income (e)	253	75	501	122
Warrant Incentive Expense (f)	–	–	–	(69,139)
Interest Expense (g)	(418)	(9)	(473)	(18)
Net Other Income (Expense)	$(3,549)	$180	$1,813	$(69,359)

(a)	The gain (loss) on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.
(b)	For the three and six months ended June 30, 2022 loss on foreign exchange primarily relates to the foreign exchange loss on the investment in YFE’s equity securities accounted for under the fair value option. For the three and six months ended June 30, 2021 loss on foreign exchange related to foreign currency denominated monetary transactions.
(c)	The Company started investing in marketable securities during the three months ended June 30, 2021. The net realized loss on marketable securities recognized during the three and six months ended June 30, 2022 reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities. The Company did not incur any realized losses on marketable securities during the three and six months ended June 30, 2021.
(d)	The gain (loss) on revaluation of the equity investment in YFE is the change in fair value recognized on the Company’s investments in YFE accounted for using the fair value option. The gain (loss) is a result of the change in YFE’s stock price at the end of the current reporting period.
(e)	Interest Income received during the three and six months ended June 30, 2022 and 2021 primarily consists of cash interest received on the investments in marketable securities, net amortization of premiums.
(f)	The Warrant Incentive Expense is related to the fair value of new warrants that were issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(g)	Interest expense during the three and six months ended June 30, 2022 primarily consists of $0.2 million of interest incurred on the Company’s margin loan collateralized by its marketable security investments and $0.3 million of interest incurred on its production facilities loan and bank indebtedness assumed as part of the Wow Acquisition.

Note 14: Bank Indebtedness and Production Facilities

Revolving Demand Facility

Draws under the $5.0 million CAD revolving demand facility can be made in Canadian or US dollars at the option of the Company by way of bank prime rate loans, Canadian Bankers’ Acceptances, USD LIBOR, or letters of credit and can be repaid at any time without penalty and without notice and are generally repayable on demand. Canadian or US dollar bank prime borrowings bear interest at a rate equal to bank prime plus 2.00% per annum. For other draws under the revolving facility, the respective loans bear interest at a rate equal to Canadian Bankers’ Acceptances or USD LIBOR plus 3.75% per annum. As of June 30, 2022, the Company had an outstanding balance of $2.7 million USD on the revolving demand facility, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheet.

As of June 30, 2022, the Company was in compliance with all covenants under the revolving demand facility.

Equipment Lease Line

Each transaction under the $8.0 million CAD equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 4%- 4.5% with remaining lease terms of 17-31 months as of the Wow Acquisition date. The Company has recorded right of use assets and lease liabilities for the leased equipment acquired in respect of these draws. The Company has drawn down a total of $7.9 million CAD ($6.1 million USD), with an outstanding balance as of June 30, 2022 of $2.6 million CAD ($2.0 million USD), net of repayments, included within current and noncurrent Lease Liabilities on the Company’s condensed consolidated balance sheet.

Treasury Risk Management Facility

Advances under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year.

As of June 30, 2022, there were no outstanding amounts drawn under the treasury risk management facility.

Interim Financing Facilities

The Company’s interim financing facilities for specific productions bear interest at rates ranging from bank prime plus 1.25% - 1.75% per annum. The interim production financing facilities are generally repayable on demand and are generally secured by a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. As of June 30, 2022, the Company had an outstanding balance of $19.2 million USD recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheet.

Note 15: Margin Loan

As of June 30, 2022, the Company had an outstanding balance in its margin loan account of $61.1 million, an increase of $54.7 million as compared to December 31, 2021. The Company borrowed an additional $59.0 million from its investment margin account during the six months ended June 30, 2022 and repaid $4.5 million with cash received from sales and/or redemptions of its marketable securities. During the three months ended March 31, 2022, the borrowed amounts were used to finance the Company’s additional investments in YFE and the closing of the acquisitions of Ameba and WOW, in each case pledging certain of its marketable securities as collateral. During the three months ended the additional borrowings of $3.2 million related to the Companies final obligated purchase of YFE shares and transaction costs related to the Wow Acquisition. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 1.23% on an average margin loan balance of $55.7 million during the three months ended June 30, 2022. The weighted average interest rate was 0.98% on an average margin loan of $34.6 million balance during the six months ended June 30, 2022. The Company incurred interest expense of $201,160 during the six months ended June 30, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

Note 16: Stockholders’ Equity

Common Stock

As of June 30, 2022, the total number of authorized shares of common stock was 400,000,000.

As of June 30, 2022, and December 31, 2021, there were 317,235,116 and 303,379,122 shares of common stock outstanding, respectively.

On February 24, 2022, the Company issued 36,196 shares of the Company’s common stock valued at $65,515 which were held in escrow as part of the ChizComm acquisition.

On March 2, 2022, the Company issued 350,000 shares of the Company’s common stock valued at $0.3 million to a consultant for advisory services.

On April 7, 2022, the Company issued 10,365,823 shares of the Company’s common stock valued at $10.8 million related to the Wow Acquisition, as part of the purchase price. Also included as part of the Wow Acquisition, the Company has issued 691,262 shares, valued at $0.7 million, which will be exchanged at a future redemption date upon tender of ExchangeCo (as defined below) shares as specified in the agreement. See additional information on the ExchangeCo shares below under “Preferred Stock.”

On May 31, 2022, the Company issued 736,667 shares of the Company’s common stock valued at $0.4 million to a nonemployee for productions services.

During the six months ended June 30, 2022, the Company issued 1,676,046 shares of the Company’s common stock valued at $1.4 million representing delivery of vested RSUs.

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

In connection with the Company’s acquisition of Wow, certain eligible Canadian shareholders, noteholders and optionholders of Wow elected to receive the Exchangeable Shares in the capital of the Wow Exchange Co. Inc. (“ExchangeCo”) instead of shares of the Company’s common stock to which they were otherwise entitled.

The shares of ExchangeCo are exchangeable into shares of the Company’s common stock in accordance with their terms. Holders of the ExchangeCo shares are entitled to defined voting rights (the “Voting Rights”) in the Company pursuant to a voting and exchange trust agreement (the “Voting Agreement”) dated April 6, 2022 between the Company, ExchangeCo, 1329258 B.C. Ltd. and Computershare Trust Company of Canada (the “Voting Trustee”). The Voting Trustee holds a single share of Series B Preferred Stock in the capital of the Company (the “Special Voting Share”), which grants the Voting Trustee that number of votes at the meetings of the Company’s shareholders as is equal to the number of shares of the Company’s common stock that at such time have not been delivered pursuant to the tender of ExchangeCo shares. The Voting Trustee is required to exercise each vote attached to the Special Voting Share only as directed by the relevant holder of the underlying Genuis Shares and, in the absence of any instructions, will not exercise voting rights with respect to the applicable shares.

As of June 30, 2022 and December 31, 2021, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of June 30, 2022 there was 1 share of Series B Preferred Stock outstanding.

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

As part of the Wow Acquisition, the Company granted replacement options to purchase 1,733,100 shares of the Company’s common stock to Wow employees who would continue to provide services to the Company. 676,415 options to purchase common stock were also granted to certain departing Wow shareholders to replace their previously vested Wow options. These options were cancelled after 30 days of the grant date if not exercised. The fair market value of $1.5 million was determined utilizing assumptions as of the replacement date of April 6, 2022 and were valued using the BSM option pricing model. The number of shares granted was determined by using an exchange ratio calculated by a third party based on the intrinsic value of the Wow common stock purchased as part of the acquisition and the value of the Company’s common stock as of the agreement date. The vesting terms of the replacement options remained the same as the Wow options for which they were exchanged. All shares that replaced previously vested Wow shares were included as part of the purchase price based on the calculated fair value on the acquisition date of $1.2 million for 1,967,528 shares. The remaining options to vest with a fair value of $0.3 million will be expensed over the remaining requisite period. The options expire within 3 years from the replacement option grant date or the original Wow option, whichever is greater.

During the three months ended June 30, 2022, the Company also granted 500,000 options to purchase shares of common stock to a former employee of Wow, as a new employee of the Company after the acquisition date. The options vest evenly over three years and expire 10 years from the grant date of June 23, 2022.

The fair value of the options granted during the three months ended June 30, 2022 was calculated using the BSM option pricing model based on the following assumptions:

	3/17/2022 Options	4/6/22 Replacement Options	6/23/22 Options
Exercise Price	$0.90	$0.51-$1.66	$0.78
Dividend Yield	0%	0%	0%
Volatility	104%	114%-123%	113%
Risk-free interest rate	0.41%	2.67%-2.70%	3.14%
Expected life of options	5.0 years	3.0-4.3 years	5.0 years

The following table summarizes the stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2021	10,197,312	7.96	$1.75
Granted	3,784,515	4.33	$1.11
Exercised	–	–	$–
Forfeited/Cancelled	(1,026,915)	3.30	$1.54
Expired	–	–	$–
Outstanding at June 30, 2022	12,954,912	6.88	$1.55

Unvested at June 30, 2022	3,775,901	6.48	$1.43
Vested and exercisable at June 30, 2022	9,179,011	7.05	$1.61

During the three months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $0.8 million, respectively, in share-based compensation expense related to stock options. During the six months ended June 30, 2022 and 2021, the Company recognized $0.8 million and $1.9 million, respectively, in share-based compensation expense related to stock options. The unrecognized share-based compensation expense related to stock options at June 30, 2022 of $1.8 million will be recognized through the second quarter of 2025 based on the remaining vesting periods, assuming the options are not cancelled or forfeited. As of June 30, 2022 there was $159,311 of aggregate intrinsic value related to outstanding unvested options. The weighted average fair value per option granted during the three months ended June 30, 2022 was $0.64.

Note 18: Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 300,000 RSUs to a nonemployee with a fair market value of $268,500. The RSUs were granted on March 17, 2022, with a three-year vesting period and a five-year term.

During the three months ended June 30, 2022, the Company granted 469,677 fully vested RSUs to a nonemployee for production services with a fair market value of $286,806. The RSUs were granted on May 10, 2022 with a five-year term and recorded as part of capitalized production costs.

During the three months ended June 30, 2022, the Company also granted 500,000 RSUs to a former employee of Wow, as a new employee of the Company after the acquisition date, with a fair market value of $390,000. The RSUs were granted on June 23, 2022, with a three-year vesting period and a five-year term.

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2022:

	Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2021	15,383,234	4.34	$1.40
Granted	1,269,677	4.84	$0.74
Vested	(3,371,311)	4.10	$1.29
Forfeited/Cancelled	–	–	$–
Unvested at June 30, 2022	13,281,600	3.88	$1.36

During the three months ended June 30, 2022 and 2021, the Company recognized $3.8 million and $0.8 million, respectively, in share-based compensation expense related to RSUs. During the six months ended June 30, 2022 and 2021, the Company recognized $7.9 million and $1.9 million, respectively, in share-based compensation expense related to RSUs. The unrecognized share-based compensation expense related to RSUs at June 30, 2022 of $2.9 million, will be recognized through the second quarter of 2025 based on the remaining vesting periods, assuming the underlying grants are not cancelled or forfeited.

Note 19: Warrants

The Company has warrants outstanding to purchase up to 45,511,965 shares of the Company’s common stock as of June 30, 2022, and December 31, 2021, with a total value of $74.2 million, an average exercise price of $1.86 and average term of 5.5 years.

As of June 30, 2022, 892,857 liability classified derivative warrants to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of June 30, 2022, the warrants were revalued at $0.6 million, resulting in a decrease of $0.3 million in liability as compared to December 31, 2021. The change in value is recorded within Net Other Income (Expense) on the condensed consolidated statement of operations. The valuation inputs as of June 30, 2022 included an expected volatility of 128% and an annual interest rate of 2.97%.

The Company did not have any warrant activity during the three or six months ended June 30, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2022 and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Massachusetts and New Jersey and will start filing in New York. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

The Company is subject to US income taxes on a stand-alone basis. The Company, the Beacon Media Group (formerly ChizComm) and Wow file separate stand-alone tax returns in each jurisdiction in which they operate. Beacon Communications, Wow and Ameba are corporations operating in Canada and are subject to Canadian income taxes on its stand-alone taxable income.

Note 21: Commitment and Contingencies

The following is a schedule of future minimum contractual obligations as of June 30, 2022 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating/Capital Leases	$1,849	$3,285	$2,242	$1,808	$1,825	$6,385	$17,394
Employment Contracts	3,283	2,189	794	427	–	–	6,693
Consulting Contracts	1,656	503	–	–	–	–	2,159
Debt	63,782	18,440	24	24	18	–	82,288
	$70,570	$24,417	$3,060	$2,259	$1,843	$6,385	$108,534

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

On April 6, 2022, as part of the Wow Acquisition, the Company assumed an operating lease for 45,119 square feet of general office space located at 2025 West Broadway, Suite 200, Vancouver, B.C., V6J 1Z6. The right of use asset and lease liability were revalued on the acquisition date based on the remaining lease term of 117 months with payments of $81,769 per month, subject to escalations of 7% each of the third and fifth years. The lease liability and right of use asset were determined to be $6.6 million, utilizing a discount rate of 11.5%. As part of the assumed office lease, the Company also assumed a parking lease for 80 parking spaces. The parking lease was also revalued utilizing the 11.5% discount rate. With a remaining lease term of 117 months, paying $6,091 per month, the ROU asset and lease liability were determined to be $0.5 million as of the acquisition date.

Also, as part of the Wow Acquisition, the Company assumed various capital equipment leases, the majority of which are under Master Line of Credit Agreements with certain banking institutions. As the rates were implicit in the leases, the Company determined that the carrying value of the leases as of the acquisition date equaled the fair value. As determined by utilizing the implicit rate in the leases that ranged from 3.7%- 14.5% with remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362 as of the Wow Acquisition date. The remaining capital lease obligations of $3.5 million as of the acquisition date was included as part of the Company’s existing current and noncurrent lease liabilities on the Company’s condensed consolidated balance sheet upon consolidation.

As of June 30, 2022, the weighted-average lease term for all of the Company’s operating and capital leases was 82 months and the weighted-average discount rate on the leases was 9.7%.

Rental expenses incurred for operating and capital leases during the three months ended June 30, 2022 and 2021 were $0.4 million and $0.1 million, respectively. Rental expenses incurred for operating and capital leases during the six months ended June 30, 2022 and 2021 were $0.6 million and $0.2 million, respectively.

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

Note 22: Related Party Transactions

Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the six months ended June 30, 2022, Mr. Heyward earned $0.6 million in producer fees. Mr. Heyward was also paid $55,000 as part of his quarterly discretionary bonus during each of the first and second quarters of 2022.

Pursuant to his employment agreement dated April 7, 2022, whereas Michael Hirsh was appointed as the CEO of Wow and its Frederator and Mainframe Studio subsidiaries, a member of the Company’s Executive Committee and a member of the Company’s Board of Directors, is entitled to an Executive Producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the six months ended June 30, 2022, Mr. Hirsh did not yet earn any producer fees under the employment agreement.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended June 30, 2022, the Company earned $0 in royalties from this agreement.

On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW! in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The entire principal sum was required to be remitted to POW!’s client trust account of POW!’s legal counsel within 5 days of the effective date. The principal, plus interest must be repaid by no later than November 1, 2022. Within the Loan Agreement, it is stated that the proceeds of $1,000,000 are required to be used by POW! to settle the arbitration against Stan Lee Studios (aka Proxima Studios) and $250,000 shall be used to solely pay for the payment of legal costs and fees. The principal amount was transferred to POW! on October 12, 2021 and on or about November 4, 2021, POW and Proxima entered into a binding settlement agreement resolving all the claims made by Proxima. The loan has accrued interest of $52,442 as of June 30, 2022 recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheet. In addition, pursuant to its joint venture with POW! and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party, the amount owed to the Company related to the 50% non-controlling interest held by POW!.

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

The following table presents the revenue and net earnings within the Company’s two operating segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total Revenues:
Content Production & Distribution	$21,042	$1,371	$21,496	$1,682
Media Advisory & Advertising Services	1,082	971	2,067	1,724
Total Revenue	$22,124	$2,342	$23,563	$3,406

Net Loss:
Content Production & Distribution	(12,822)	(6,851)	(16,860)	(82,840)
Media Advisory & Advertising Services	(520)	(543)	(1,012)	(813)
Total Net Operating Loss	$(13,342)	$(7,394)	$(17,872)	$(83,653)

Geographic Information

The following table provides information about disaggregated revenue by geographic area for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total Revenues:
United States	$15,441	$1,880	$15,993	$2,616
Canada	5,709	462	6,596	790
United Kingdom	974	–	974	–
Total Revenue	$22,124	$2,342	$23,563	$3,406

Note 24: Subsequent Events

On July 7, 2022, the Company entered into an Equipment Master Lease Agreement with the Royal Bank of Canada, pursuant to which it opened a line of credit, in an amount not to exceed $1.35 million CAD, to purchase leases for equipment for general use in operations. The purchased leases will be accounted for as capital leases with a term of 36 months and a base index rate of 4.47%.

On July 15, 2022, Andy Heyward was paid $55,000 for his second quarter discretionary bonus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2022 and 2021. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 6, 2022 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a publicly traded (NASDAQ:GNUS) global content and brand management company that creates, produces, licenses, and broadcasts, timeless and educational, multimedia animated content for children. Led by experienced industry personnel, we distribute content primarily on streaming platforms and television and we license our properties for a broad range of consumer products based on our characters. We are a leading “work for hire” producer for many of the streaming outlets and IP holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. Our programs along with those programs we acquire and/or license, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, Kartoon Channel!, and our subscription video on demand (“SVOD”) distribution outlets, Kartoon Channel! Kidaverse and Ameba TV. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Zumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other popular platforms. Our in-house owned and produced shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz, and the upcoming Shaq’s Garage starring Shaquille O’Neal, scheduled to debut in the fourth quarter of 2022. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett.

We license our programs to other services worldwide, in addition to the operation of our own channels, including but not limited to Netflix, HBO Max, Paramount+, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.

Through our recent investment in Germany’s Your Family Entertainment (“YFE”), a publicly traded company on the Frankfurt Exchange (RTV-Frankfurt), we have gained access to one of the largest animation catalogues in Europe with over 3,000 titles and a global distribution network which currently covers over 60 territories, worldwide and which we are currently in the process of rebranding as Kartoon Channel! Worldwide.

We recently acquired WOW Unlimited Media Inc. (“Wow”), and through that acquisition, we established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube, with over 2,500 content creators and currently averages over 1 billion views per month.

We own a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe (“SLU”), through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”). We plan to launch a Stan Lee Centennial program of merchandise set to coincide with Stan Lee’s 100th birthday on December 28, 2022.

We also own Beacon Media, the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka, Moose Toys and JAKKS Pacific.

In addition, we recently acquired the Canadian company Ameba TV (“Ameba”), which distributes a profitable SVOD channel for kids and is now expected to become the backbone of the newly launched SVOD channel of Kartoon Channel!, Kartoon Channel! Kidaverse.

The combination of ourselves, our investment in YFE, our acquired companies Wow, Ameba and Beacon Media provides us with world class animation production studios, a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house Consumer Products Licensing infrastructure to fully exploit the content.

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

We are committed to responsible, ethical and inclusionary business practices as outlined below:

Human Capital Management

As of June 30, 2022, we employed 817 full-time employees and 90 independent contractors.

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

Acquisition of Wow Unlimited Media Inc.

On April 6, 2022, we completed the acquisition of Wow. On October 26, 2021 our wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. We purchased 100% of Wow’s issued and outstanding shares for $38.3 million in cash and 11,057,085 shares of our common stock.

Recent Investments

Following the initial equity investment in YFE during the fourth quarter of 2021, we participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, we purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by us, at 2.00 EUROS per share or $0.6 million. On April 5, 2022, we exercised our subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million, increasing the number of YFE’s outstanding shares to 6,857,132 and our ownership in YFE to 49.2% as of June 30, 2022.

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

Results of Operations

Our summary results for the three months ended June 30, 2022 and June 30, 2021 are below.

Revenues

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in thousands, except percentages)
Production Services Revenue	$10,018	$–	$10,018	–%
Content Distribution	8,529	135	8,394	6,218%
Licensing & Royalties	2,495	1,236	1,259	102%
Media Advisory & Advertising Services	1,082	971	111	11%
Total Revenue	$22,124	$2,342	$19,782	845%

Production Services revenue is generated specifically by Wow providing animation production services for the three months ended June 30, 2022, since the acquisition of the Company at the start of the quarter.

Content Distribution revenue is generated from the distribution of our properties for broadcast on television, video-on-demand (“VOD”) or SVOD in domestic and international markets and the sale of DVDs for home entertainment through our partners. Content Distribution also includes our advertising sales generated on our digital networks, the Kartoon Channel! in the form of either flat rate promotions or advertising impressions served, SVOD revenues generated by Ameba and revenue generated by Frederator on its multi-channel network.

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales during the three months ended June 30, 2022, increased 6,218% as compared to the three months ended June 30, 2021, primarily due to the acquisition of Ameba, Wow and Frederator, increasing revenue by $7.7 million.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the three months ended June 30, 2022 increased 102% as compared to the three months ended June 30, 2021, due to entering an agreement for the licensing of certain Stan Lee Assets.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group, which we acquired on February 1, 2021. The increase of 11% during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 represents new customers acquired, net of churn, during the period.

Expenses

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$972	$1,541	$(569)	(37)%
Direct Operating Costs	14,648	1,269	13,379	1,054%
General and Administrative	15,105	7,106	7,999	113%
Total Expenses	$30,725	$9,916	$20,809	210%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to a decrease in marketing and advertising expenses incurred to promote Kartoon Channel.

Amortization, including any impairments of film and television costs, makes up the majority of our Direct Operating Costs. Expenses directly associated with the acquisition, salaries and related expenses to the production services employees Mainframe and Frederator, licensing and production of content, such as participation expenses related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services and costs of our product sales make up the remainder of Direct Operating Costs. The increase in direct operating costs for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to the consolidation of service salaries and channel expenses related to the Wow Acquisition.

General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $8.0 million increase in general and administrative expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily consisted of a $4.5 million increase in costs associated with the acquisition of Wow and Frederator and an increase share-based compensation expense and the consolidation of Wow’s general and administrative expenses for the three months ended June 30, 2022.

Our summary results for the six months ended June 30, 2022 and June 30, 2021 are below.

Revenues

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in thousands, except percentages)
Production Services Revenue	$10,018	$–	$10,018	–%
Content Distribution	8,942	275	8,667	3,152%
Licensing & Royalties	2,536	1,407	1,129	80%
Media Advisory & Advertising Services	2,067	1,724	343	20%
Total Revenues	$23,563	$3,406	$20,157	592%

Production Services Revenue is generated specifically by Wow providing animation production services for the six months ended June 30, 2022.

Content Distribution revenue is generated from the distribution of our properties for broadcast on television, video-on-demand (“VOD”) or subscription video-on-demand (“SVOD”) in domestic and international markets and the sale of DVDs for home entertainment through our partners. Content Distribution also includes our advertising sales generated on our digital network, the Kartoon Channel! in the form of either flat rate promotions or advertising impressions served, SVOD revenues generated by Ameba and revenue generated by Frederator on its multi-channel network.

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the six months ended June 30, 2022, increased 3,152% as compared to the six months ended June 30, 2021 primarily due to the acquisition of Ameba, Wow and Frederator, increasing revenue by $7.7 million.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the six months ended June 30, 2022 increased 80% as compared to the six months ended June 30, 2021 primarily due to entering an agreement for the licensing of certain Stan Lee Assets.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group, which we acquired on February 1, 2021. The increase of 20% represents an additional month of revenue recognized during the six months ended June 30, 2022 as compared the six months ended June 30, 2021 and new customers acquired, net of churn during the period.

Expenses

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$1,132	$2,143	$(1,011)	(47)%
Direct Operating Costs	14,992	1,518	13,474	888%
General and Administrative	25,962	14,039	11,923	85%
Total Expenses	$42,086	$17,700	$24,386	138%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to a decrease in marketing and advertising expenses incurred to promote the Kartoon Channel.

Amortization, including any impairments of film and television costs makes up the majority of our Direct Operating Costs. Expenses directly associated with the acquisition, salaries and related expenses to the production services of Mainframe and Frederator, licensing and production of content, such as participation expenses related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which we are obligated to share net profits of the properties on which they have rendered services and costs of our product sales make up the remainder of Direct Operating Costs. The increase in direct operating costs for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the consolidation of service salaries and channel expenses into our financial statements related to the Wow Acquisition.

General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $11.9 million increase in general and administrative expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily consisted of a $4.5 million increase in costs associated with the acquisition of Wow and Frederator, a $4.2 million increase in share-based compensation expense, a $2.2 million increase related to an increase in salaries and wages, directors’ and officers’ insurance and the consolidation of Wow’s general and administration expenses for the three months ended June 30, 2022.

Other Income (Expense), Net

Components of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Gain (Loss) on Warrant Revaluation (a)	$227	$119	$269	$(317)
Loss on Foreign Exchange (b)	(1,073)	(5)	(1,262)	(7)
Loss on Marketable Securities Investments (c)	(44)	–	(123)	–
Gain (Loss) on Revaluation of Equity Investment in YFE(d)	(2,494)	–	2,901	–
Interest Income (e)	253	75	501	122
Warrant Incentive Expense (f)	–	–	–	(69,139)
Interest Expense (g)	(418)	(9)	(473)	(18)
Net Other Income (Expense)	$(3,549)	$180	$1,813	$(69,359)

(a)	The gain (loss) on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.
(b)	For the three and six months ended June 30, 2022, loss on foreign exchange primarily relates to the foreign exchange loss on the investment in YFE’s equity securities accounted for under the fair value option. For the three and six months ended June 30, 2021, loss on foreign exchange related to foreign currency denominated monetary transactions.
(c)	We started investing in marketable securities during the three months ended June 30, 2021. The net realized loss on marketable securities recognized during the three and six months ended June 30, 2022 reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities. We did not incur any realized losses on marketable securities during the three and six months ended June 30, 2021.
(d)	The gain (loss) on revaluation of the equity investment in YFE is the change in fair value recognized on our investments in YFE accounted for using the fair value option. The gain (loss) is a result of the change in YFE’s stock price at the end of the current reporting period.
(e)	Interest Income received during the three and six months ended June 30, 2022 and 2021, primarily consists of cash interest received on the investments in marketable securities, net of amortization of premiums.
(f)	The Warrant Incentive Expense is related to the fair value of new warrants that were issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(g)	Interest expense during the three and six months ended June 30, 2022 primarily consists of $0.2 million of interest incurred on our margin loan collateralized by our marketable security investments and $0.3 million of interest incurred on our production facilities loan and bank indebtedness assumed as part of the Wow Acquisition.

Liquidity and Capital Resources

During the six months ended June 30, 2022, our cash, cash equivalents and restricted cash decreased by $2.2 million. The decrease was primarily due to cash used in investment activities, inclusive of the Wow and Ameba acquisitions and the YFE investments, of $41.2 million, $17.7 million used for operational activities, offset by $56.6 million of financing from the margin loan and production facilities and bank indebtedness assumed in the Wow Acquisition.

As of June 30, 2022, we held marketable securities with a fair value of $97.4 million as available-for-sale, a decrease of $15.1 million as compared to December 31, 2021. The available-for-sale securities, which consist principally of corporate and government debt securities, are also available as a source of liquidity. As our recent focus has been on expanding its business, excess cash and liquid investments have been utilized to pay our margin loan down.

We borrowed an additional $59.0 million from our investment margin account during the six months ended June 30, 2022 and repaid $4.5 million with cash received from sales and/or redemptions of its marketable securities. During the three months ended March 31, 2022, the borrowed amounts were used to finance our additional investments in YFE and the closing of the acquisitions of Ameba and WOW, in each case pledging certain of our marketable securities as collateral. During the three months ended June 30, 2022, the additional borrowings of $3.2 million related to the Company’s final obligated purchase of YFE shares and additional transactional costs in the acquisition of Wow. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 1.23% on an average margin loan balance of $55.7 million during the three months ended June 30, 2022. The weighted average interest rate was 0.98% on an average margin loan balance of $34.6 million during the six months ended June 30, 2022. We incurred interest expense of $201,160 during the six months ended June 30, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on our condensed consolidated balance sheets.

Upon the acquisition of Wow, we assumed certain credit facilities (the “Facilities”) with a Canadian bank. The Facilities are comprised of: (i) a $5.0 million CAD ($3.9 million USD) revolving demand facility, (ii) an $8.0 million CAD ($6.2 million USD) equipment lease line, (iii) a treasury risk management facility of up to $0.5 million CAD ($0.4 million USD) for foreign exchange forward contracts, and (iv) interim financing facilities for specific production titles.

The Facilities are guaranteed by us and the security reflects substantially all of our and our subsidiary guarantors tangible and intangible assets subject to permitted encumbrances, including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. The Facilities are generally repayable on demand and are subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions.

Working Capital

As of June 30, 2022, we had current assets of $150.3 million, including cash and cash equivalents of $7.8 million and marketable securities of $97.4 million and our current liabilities were $112.7 million. We had working capital of $37.6 million as of June 30, 2022 as compared to working capital of $115.1 million as of December 31, 2021. The decrease of $77.5 million in working capital as compared to December 31, 2021 was primarily due to the $54.7 million increase in our margin loan balance and a $21.8 million increase due to the assumption of Wow’s current debt for interim production facilities and bank loans upon the acquisition.

During the six months ended June 30, 2022 we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We have the ability to borrow against license contracts, production service contracts, or refundable tax credits receivable, entering into leases, the issuance of debentures, or the issuance of shares. The Company manages liquidity risk by continuously monitoring actual and forecasted cash flows, using lease financing and by maintaining revolving credit facilities. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months.

Comparison of Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021

Our total cash, cash equivalents and restricted cash as of June 30, 2022 and 2021 was $7.5 million and $58.4 million, respectively.

Comparison of Cash Flows

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in thousands, except percentages)
Cash Used in Operating Activities	$(17,672)	$(8,841)	$8,831	100%
Cash Used in Investing Activities	(41,211)	(89,316)	(48,105)	(54)%
Cash Provided by Financing Activities	56,593	56,073	520	1%
Effect of Exchange Rate Changes on Cash	46	–	46	100%
Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(2,244)	$(42,084)	$(39,840)	(95)%

Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 increased $8.8 million as compared to cash used during the six months ended June 30, 2021. The change in cash used in operating activities is primarily due to the increase in cash of $9.5 million used to pay down operating liabilities as compared to the prior period, primarily due to the increase in liabilities from the acquisition of Wow.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 decreased $48.1 million as compared to cash used during the six months ended June 30, 2021. The decrease in cash used for investing was primarily due to our investments in marketable securities of $80.9 million and the cash payment to acquire ChizComm of $7.8 million during the six months ended June 30, 2021 compared to the cash used to acquire Wow and Ameba of $41.2 million, cash paid for our equity investment in YFE of $9.5 million, offset by proceeds from marketable securities of $10.0 million during the six months ended June 30, 2022.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 increased by $0.5 million as compared to cash provided during the six months ended June 30, 2021. The primary source of cash during the six months ended June 30, 2022 was the net proceeds borrowed from our margin loan of $54.5 million and $2.5 million from production loans, compared to the primary source of cash during the six months ended June 30, 2021 of $57.3 million from the warrant exercise during January 2021.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $108.5 million as of June 30, 2022, of which about $80.0 million, if the margin loan and interim production facilities are called, could be owed within one year. For additional information on our contractual commitments and timing of future payments see Note 21 to the condensed consolidated financial statements included in this Report on Form 10-Q.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of June 30, 2022, we have $5.8 million in commitments for capital expenditures, related to equipment leases.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the six months ended June 30, 2022, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, we continued to execute upon our 2021 planned remediation actions as disclosed in Item 9A. of our 2021 Annual Report on Form 10-K which was filed with the SEC on April 6, 2022, which are all intended to strengthen our overall control environment. This includes hiring additional accounting personnel at our corporate headquarters and other locations. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor, implement, test and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2022, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its Chief Financial Officer Robert Denton, were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Initially, the lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in our common stock during the alleged class period. The defendants moved to dismiss lead plaintiffs’ amended complaint; and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.

On September 27, 2021, the lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged that the Company made numerous false or misleading statements about the Company’s business and business prospects over an expanded alleged class period, which they say violated Section 10(b) and 20(a) of the Exchange Act. The lead plaintiffs again sought unspecified damages on behalf of the alleged class—persons who invested in the Company’s common stock during the newly alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company cannot predict the outcome of that appeal or the timing of a decision on it.

Related to the securities class action, the Company’s directors, together with Messrs. Heyward and Denton have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. By these derivative lawsuits, the plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. The Company cannot predict the impact of the securities class action’s dismissal on the shareholder derivative lawsuits.

The Company is also a nominal defendant in an action filed January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 VM. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors in the action requested and received court permission to file motions to dismiss the action, and motions were filed July 25, 2022, and plaintiff has opposed the motions. Briefing is scheduled to close on August 22, 2022. There is otherwise no current activity in the case. The Company cannot predict the outcome of the motions to dismiss, the timing of court action on the requests, or the outcome of the lawsuit more generally. While the Company again notes that plaintiff seeks no relief against the Company, several of the defendant investors have made demands on the Company that it indemnify their costs of defending the action, invoking provisions in the agreements by which the investors acquired Company securities.

The Company believes the indemnification demands lack merit; however, it is in discussions with investors who have made demands. The Company cannot predict the outcome of those discussions or the magnitude of any potential indemnification liability.

On January 18, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of New York styled Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd., Index No. 650278/2022, alleging: (1) breach of employment agreement, (2) breach of duty of good faith, (3) constructive dismissal, (4) indemnification, (5) violation of the Employment Standards Act 2000 of Ontario, and (6) defamation. On February 25, 2022, the Company filed a Motion to Dismiss on the ground that venue is improper. In response, Plaintiffs’ counsel has advised that they will be amending their complaint to address the arguments in the Company’s venue motion. Plaintiffs filed their Amended Complaint on March 17, 2022, adding a claim for Reformation of the Plaintiffs’ Employment Agreements to address the Company’s lack of venue argument and a claim for Breach of Escrow Agreement regarding alleged release of shares held in escrow pursuant to the parties’ Purchase and Sale Agreement. On April 25, 2022, the Company filed a Motion for Partial Dismissal of the Plaintiffs’ Amended Complaint seeking (1) dismissal of Plaintiffs’ claims for Indemnification and Defamation and (2) a stay of Plaintiffs’ claim for Breach of Escrow Agreement pending the required arbitration of this claim. At the hearing on this Motion to Dismiss on June 14, 2022, the Company was successful in having (1) the Indemnification claim dismissed with prejudice and (2) the claim for Breach of Escrow Agreement stayed pending arbitration of this claim before the American Arbitration Association (“AAA”). The Company’s Answer to the Amended Complaint with these two claims dismissed and stayed respectively is due on August 11, 2022. No trial date has been set and discovery continues in the case.

On June 3, 2022, Plaintiffs commenced their AAA arbitration proceeding regarding their claim for Breach of Escrow Agreement by filing their Arbitration Demand. The parties are presently in the process of selecting an arbitrator in this proceeding.

On June 6, 2022, Plaintiffs filed a Request for Emergency Relief in the AAA proceeding seeking a mandatory injunction to release the Company shares held in escrow pending indemnification claims under the terms of the PSA. The Company opposed this Emergency Relief Request on multiple grounds (including, without limitation, the lack of any irreparable harm, the adequacy of money damages and the Company’s indemnification claim applicable to the escrowed shares) and the hearing on this Emergency Relief Request occurred at the AAA offices in New York on June 24, 2022. The parties are still awaiting the ruling from the Emergency Arbitrator regarding this requested relief.

In all of the above-mentioned active proceedings, the Company has denied and continues to deny any wrongdoing and intends to defend the claims vigorously. The Company maintains a program of directors’ and officers’ liability insurance that, subject to the insurers’ reservations of rights, has offset a portion of the costs of defending the securities class action litigation, and that the Company expects will afford coverage for some costs of the other shareholder litigation should any of those cases proceed.

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to our Common Stock

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

Risks Related to the Wow Acquisition

We may not realize all of the anticipated financial, marketing and operational benefits of the Wow Acquisition.

The benefits we expect to achieve as a result of the Wow Acquisition will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Wow’s business and operations with our business and operations. Even if we are able to integrate our business with Wow’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect within the anticipated time frame or at all. For example, me may be unable to eliminate duplicative costs, achieve growth plans, or effectively increase market share exposure. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with Wow’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.

Accordingly, the benefits from the Wow Acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our financial assumptions to be inaccurate.

Exchange Rate fluctuations could result in significant foreign currency gains and losses and affect our business results.

Because the results of Wow are reported in Canadian dollars, which we will then translate to U.S. dollars for inclusion in our consolidated financial statements, we will be exposed to more significant currency translation risk as a result of the Wow Acquisition. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: August 17, 2022	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2022	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

