Form 10-Q
period 2022-09-30
Genius Brands International, Inc.
filed 2022-11-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 319,139,256 shares of common stock, $0.001 par value per share, outstanding.

GENIUS BRANDS INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,093	$2,058
Restricted Cash	–	8,002
Investments in Marketable Securities (amortized cost of $97,530)	89,873	112,523
Accounts Receivable, net	9,327	7,632
Tax Credits Receivable	26,350	–
Notes & Accounts Receivable from Related Party	2,695	1,276
Other Receivable	3,077	969
Prepaid Expenses and Other Assets	5,143	3,725
Total Current Assets	143,558	136,185

Noncurrent Assets:
Property and Equipment, net	2,380	449
Operating Lease Right of Use Assets, net	8,639	2,785
Finance Lease Right of Use Assets, net	2,183	–
Film and Television Costs, net	14,982	2,940
Investment in Your Family Entertainment AG	12,480	6,695
Intangible Assets, net	33,774	9,733
Goodwill	35,748	15,227
Other Assets	247	69
Total Assets	$253,991	$174,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,855	$7,192
Participations Payable	3,243	2,438
Accrued Expenses	1,793	535
Accrued Salaries and Wages	2,492	799
Deferred Revenue	10,794	432
Margin Loan	62,372	6,392
Production Facilities, net	19,283	–
Bank Indebtedness	2,092	–
Operating Lease Liability	1,071	664
Finance Lease Liability	1,795	–
Warrant Liability	421	855
Due to Related Party	37	63
Other Current Liabilities	932	1,761
Total Current Liabilities	111,180	21,131

Noncurrent Liabilities:
Deferred Revenue	3,369	3,492
Operating Lease Liability	7,935	2,460
Finance Lease Liability	687	–
Contingent Earn Out	1,345	1,340
Other Noncurrent Liabilities	1,017	1,007
Total Liabilities	125,533	29,430

Commitments and contingent liabilities (Note 21)
Stockholders’ Equity
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	–	–
Preferred Stock Series B, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	–	–
Common Stock, $0.001 par value, 400,000,000 shares authorized 318,097,275 and 303,379,122 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	318	303
Additional Paid in Capital	762,633	739,495
Treasury Stock, 6,993 and 0 shares of common stock as of September 30, 2022 and December 31, 2021, respectively, at cost	(3)	–
Accumulated Deficit	(624,936)	(595,848)
Accumulated Other Comprehensive Loss	(11,417)	(1,221)
Total Genius Brands International, Inc. Stockholders' Equity	126,595	142,729
Non-Controlling Interests in Consolidated Subsidiaries	1,863	1,924
Total Stockholders' Equity	128,458	144,653

Total Liabilities and Stockholders’ Equity	$253,991	$174,083

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Production Services	$9,095	$–	$19,113	$–
Content Distribution	9,106	599	18,049	874
Licensing & Royalties	280	91	2,816	1,497
Media Advisory & Advertising Services	1,198	1,182	3,266	2,907
Total Revenues	19,679	1,872	43,244	5,278

Operating Expenses:
Marketing and Sales	880	1,188	2,012	3,331
Direct Operating Costs	13,875	634	28,865	2,152
General and Administrative	10,363	9,884	36,327	23,932
Total Operating Expenses	25,118	11,706	67,204	29,415

Loss from Operations	(5,439)	(9,834)	(23,960)	(24,137)

Other Income (Expense):
Interest Expense	(782)	(2)	(1,256)	(20)
Other Income (Expense), Net	(5,020)	583	(2,733)	(68,750)
Net Other Income (Expense)	(5,802)	581	(3,989)	(68,770)

Loss Before Income Tax Expense	(11,241)	(9,253)	(27,949)	(92,907)

Provision for Tax Expense	–	–	–	–

Net Loss	(11,241)	(9,253)	(27,949)	(92,907)

Net Loss (Income) Attributable to Non-Controlling Interests	23	–	(1,139)	–

Net Loss Attributable to Genius Brands International, Inc.	$(11,218)	$(9,253)	$(29,088)	$(92,907)

Net Loss per Share (Basic)	$(0.04)	$(0.03)	$(0.09)	$(0.31)
Net Loss per Share (Diluted)	$(0.04)	$(0.03)	$(0.09)	$(0.31)

Weighted Average Shares Outstanding (Basic)	317,282,770	300,321,658	312,243,439	296,001,742
Weighted Average Shares Outstanding (Diluted)	317,282,770	300,321,658	312,243,439	296,001,742

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Loss	$(11,241)	$(9,253)	$(27,949)	$(92,907)
Other Comprehensive Income (Loss):
Change in Unrealized Losses on Marketable Securities	(1,967)	(219)	(6,562)	(377)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	37	25	160	25
Foreign Currency Translation Adjustment	(2,354)	(91)	(3,794)	20
Total Other Comprehensive Loss	(4,284)	(285)	(10,196)	(332)
Total Comprehensive Net Loss	(15,525)	(9,538)	(38,145)	(93,239)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interests	23	–	(1,139)	–
Total Comprehensive Net Loss Attributable to Genius Brands International, Inc.	$(15,502)	$(9,538)	$(39,284)	$(93,239)

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
Balance, December 31, 2021	303,379,122	$303	–	$–	$739,495	–	$–	$(595,848)	$(1,221)	$1,924	$144,653
						–	–
Issuance of Common Stock for Services	386,196	–	–	–	311	–	–	–	–	–	311
Issuance of Common Stock for Vested Restricted Stock Units	603,648	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,491	–	–	–	–	–	4,491
Other Comprehensive Loss	–	–	–	–	–	–	–	–	(3,384)	–	(3,384)
Net Loss	–	–	–	–	–	–	–	(4,531)	–	(31)	(4,562)

Balance, March 31, 2022	304,368,966	$304	–	$–	$744,296	–	$–	$(600,379)	$(4,605)	$1,893	$141,509

Shares Issued for Wow Acquisition	11,057,085	11	1	–	11,543	–	–	–	–	–	11,554
Fair Value of Replacement Options Related to Wow Acquisition	–	–	–	–	1,213	–	–	–	–	–	1,213
Issuance of Common Stock for Services	736,667	1	–	–	441	–	–	–	–	–	442
Issuance of Common Stock for Vested Restricted Stock Units	1,072,398	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,245	–	–	–	–	–	4,245
Other Comprehensive Loss	–	–	–	–	–	–	–	–	(2,528)	–	(2,528)
Distributions to Non-Controlling Interests	–	–	–	–	–	–	–	–	–	(1,200)	(1,200)
Net (Loss) Income	–	–	–	–	–	–	–	(13,341)	–	1,193	(12,148)

Balance, June 30, 2022	317,235,116	$317	1	$–	$761,737	–	$–	$(613,720)	$(7,133)	$1,886	$143,087
						–	–
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	862,159	1	–	–	(1)	(6,993)	(3)	–	–	–	(3)
Purchase of Treasury Stock Not Yet Settled	–	–	–	–	(285)	–	–	–	–	–	(285)
Share Based Compensation	–	–	–	–	1,182	–	–	–	–	–	1,182
Other Comprehensive Loss	–	–	–	–	–	–	–	–	(4,284)	–	(4,284)
Net Loss	–	–	–	–	–	–	–	(11,216)	–	(23)	(11,239)

Balance, September 30, 2022	318,097,275	$318	1	$–	$762,633	(6,993)	$(3)	$(624,936)	$(11,417)	$1,863	$128,458

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
Balance, December 31, 2020	258,438,514	$258	–	$–	$588,501	–	$–	$(469,557)	$(5)	$–	$119,197

Shares Issued for ChizComm acquisition	1,980,658	2	–	–	3,525	–	–	–	–	–	3,527
Proceeds From Warrant Exchange, net	39,740,500	40	–	–	57,225	–	–	–	–	–	57,265
Issuance of Common Stock for Services	161,986	–	–	–	241	–	–	–	–	–	241
Share Based Compensation	–	–	–	–	2,573	–	–	–	–	–	2,573
Warrant Incentive	–	–	–	–	69,138	–	–	–	–	–	69,138
Net Loss	–	–	–	–	–	–	–	(76,259)	–	–	(76,259)

Balance, March 31, 2021	300,321,658	$300	–	$–	$721,203	–	$–	$(545,816)	$(5)	$–	$175,682

Issuance of Common Stock for Services	469,677	1	–	–	728	–	–	–	–	–	729
Share Based Compensation	–	–	–	–	2,994	–	–	–	–	–	2,994
Other Comprehensive Loss	–	–	–	–	–	–	–	–	(47)	–	(47)
Net Loss	–	–	–	–	–	–	–	(7,395)	–	–	(7,395)

Balance, June 30, 2021	300,791,335	$301	–	$–	$724,925	–	$–	$(553,211)	$(52)	$–	$171,963

Share Based Compensation	–	–	–	–	5,553	–	–	–	–	–	5,553
Other Comprehensive Loss	–	–	–	–	–	–	–	–	(285)	–	(285)
Net Loss	–	–	–	–	–	–	–	(9,253)	–	–	(9,253)

Balance, September 30, 2021	300,791,335	$301	–	$–	$730,478	–	$–	$(562,464)	$(337)	$–	$167,978

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and September 30, 2021

(in thousands)

(unaudited)

	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(27,949)	$(92,907)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	5,100	1,073
Depreciation and Amortization of Property, Equipment & Intangible Assets	1,857	426
Amortization of Right of Use Asset	1,345	202
Share Based Compensation Expense	9,918	11,120
Amortization of Premium on Marketable Securities	807	334
Loss on Revaluation of Equity Investment in Your Family Entertainment AG	1,170	–
Loss on Foreign Currency Transactions	2,584	–
Gain on Warrant Revaluation	(434)	(103)
Interest Incurred on Debt	1,190	–
Realized Loss on Marketable Securities	160	25
Warrant Incentive Expense	–	69,139
Stock Issued for Services	312	41
Other	73	(78)

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	5,942	3,047
Other Receivables	272	(179)
Tax Credits Earned (less capitalized)	(8,166)	–
Tax Credits Received	3,874	–
Film and Television Costs, net	(7,388)	(4,810)
Prepaid Expenses & Other Assets	(326)	(654)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(3,828)	(2,886)
Accrued Salaries & Wages	215	183
Accrued Expenses	(1,057)	(325)
Accrued Production Costs	(1,654)	–
Participations Payable	(498)	788
Deferred Revenue	(6,472)	(494)
Lease Liability	(365)	(136)
Due to Related Party	(25)	229
Other Liabilities	506	–
Net Cash Used in Operating Activities	(22,837)	(15,965)

Cash Flows from Investing Activities:
Cash Payment for Wow, net of Cash Acquired	(37,311)	–
Cash Payment for Equity Investment in YFE	(9,540)	–
Cash Payment for Ameba, net of Cash Acquired	(3,893)	–
Cash Payment for ChizComm, net of cash acquired	–	(7,789)
Investment in Stan Lee Universe, LLC	–	(1,000)
Investment in Marketable Securities	–	(305,387)
Note Receivable from Related Party	(1,419)	–
Proceeds from Principal Collections on Marketable Securities	6,445	1,762
Proceeds from Sales of Marketable Securities	8,836	177,110
Purchase of Property & Equipment	(459)	(209)
Investment in Intangible Assets	(21)	(9)
Net Cash Used in Investing Activities	(37,362)	(135,522)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	63,165	–
Repayments of Margin Loan	(7,802)	–
Proceeds from Production Facilities	7,455	–
Repayments of Production Facilities	(3,984)	(1,100)
(Repayment)/Proceeds from Bank Indebtedness	760	–
Finance Lease Payments	(920)	–
Distributions to Noncontrolling Interests	(1,200)	–
Debt Issuance Costs	(33)	–
(Repayment)/Proceeds from Note Payable	(19)	116
Shares Withheld for Taxes on Vested Restricted Shares	(3)	–
Repayment of Payroll Protection Program	–	(366)
Proceeds from Warrant Exchange, net	–	57,265
Net Cash Provided by Financing Activities	57,419	55,915

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(187)	–

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	(2,967)	(95,572)
Beginning Cash, Cash Equivalents and Restricted Cash	10,060	100,456
Ending Cash, Cash Equivalents and Restricted Cash	$7,093	$4,884

Schedule of Non-Cash Financing and Investing Activities
Shares issued for Wow Acquisition	$11,554	$–
FV of Replacement Options Granted Related to Wow Acquisition	$1,213	$–
Liability for Treasury Stock Not Yet Settled	$285
Shares issued for ChizComm acquisition	$–	$3,527
Liability for Acquisition Earnout Shares	$–	$7,210
Issuance of Common Stock for Services	$–	$728

The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

Following the initial equity investment in YFE during the fourth quarter of 2021, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by the Company, at 2.00 EUROS per share or $0.6 million. On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million, increasing the number of YFE’s outstanding shares to 6,857,132. As of September 30, 2022, the Company’s ownership in YFE is 48.0%.

Liquidity

During the nine months ended September 30, 2022, the Company’s cash, cash equivalents and restricted cash decreased by $3.0 million. The decrease was primarily due to cash used in investment activities, inclusive of the Wow and Ameba acquisitions and the YFE investments, totaling $35.9 million, $24.2 million used for operational activities, offset by $57.4 million of financing from the margin loan, production facilities and bank indebtedness assumed in the Wow Acquisition.

As of September 30, 2022, the Company held marketable securities with a fair value of $89.9 million as available-for-sale, a decrease of $22.7 million as compared to December 31, 2021 primarily due to the Company selling $8.8 million of its held securities during the period, a decrease in fair value of $6.4 million recorded as an unrealized loss, additional prepayment proceeds of $6.4 million on principals for certain mortgage-backed securities, a realized loss of $0.2 million and $0.8 million of continued amortization of premiums during the period. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

The Company borrowed an additional $63.2 million from its investment margin account during the nine months ended September 30, 2022 and repaid $7.8 million with cash received from sales and/or redemptions of its marketable securities. During the nine months ended September 30, 2022, the borrowed amounts were used to finance the Company’s additional investments in YFE and the closing of the acquisitions of Ameba and Wow, in each case pledging certain of its marketable securities as collateral. During the three months ended September 30, 2022, the additional borrowings of $4.2 million related to quarterly operational costs. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 2.65% on an average margin loan balance of $61.2 million during the three months ended September 30, 2022. The weighted average interest rate was 1.54% on an average margin loan balance of $43.4 million during the nine months ended September 30, 2022. The Company incurred interest expense of $0.6 million during the nine months ended September 30, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

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

Historically, the Company has incurred net losses. For the three months ended September 30, 2022 and 2021, the Company reported net losses of $11.2 million and $9.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company reported net losses of $29.1 million and $92.9 million, respectively. The Company reported net cash used in operating activities of $22.8 million and $16.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $624.9 million and total stockholders’ equity of $128.5 million. As of September 30, 2022, the Company had current assets of $143.6 million, including cash and cash equivalents of $7.1 million and current liabilities of $111.2 million. The Company had working capital of $32.4 million as of September 30, 2022, compared to working capital of $115.1 million as of December 31, 2021.

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

Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production & Distribution Segment, which produces and distributes children’s content, and the Media Advisory & Advertising Services Segment, which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of the Beacon Media Group (formerly “ChizComm”), the Company’s operations were comprised of a single segment.

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

Variable Interest Entities

The Company holds an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets (as defined below) and that requires additional financial support from the Company to continue operations. The Company’s total net cash investment in SLU as of September 30, 2022, is $0.8 million. In addition, the Company has incurred $0.4 million of costs incurred for marketing and operational services. The Company is considered the primary beneficiary and is required to consolidate the VIE.

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

In determining whether the Company has the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of the Company’s interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests is a matter that requires the exercise of professional judgment. The Company continuously assesses whether it is the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in the Company consolidating its collaborators or partners.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $7.1 million and $2.1 million, respectively.

Tax Credits Receivable

The Federal and certain Provincial governments in Canada provide programs that are designed to assist film and television production in the form of refundable tax credits or other incentives.

Estimated amounts receivable in respect of refundable tax credits are recorded as an offset to the related production operating cost, or to investment in film and television programming when the conditions for eligibility of production assistance based on the government’s criteria are met, the qualifying expenditures are made and there is reasonable assurance of realization. Determination of when and if the conditions of eligibility have been met is based on management’s judgment, and the amount recognized is based on management’s estimates of qualifying expenditures. The ultimate collection of previously recorded estimates is subject to ordinary course audits from the Canada Revenue Agency (“CRA”) and Provincial agencies. Changes in administrative policies by the CRA or subsequent review of eligibility documentation may impact the collectability of these estimates. The Company continuously reviews the results of these audits to determine if any circumstances arise that in management’s judgment would result in a previously recognized amount to be considered no longer collectible.

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

As of September 30, 2022, the Company had recorded $26.4 million in current tax credit receivables related to Wow’s film and television productions on its condensed consolidated balance sheet. The Company does not have an allowance on tax credits receivable as of September 30, 2022, based on historical experience and future expectations.

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

The Company reports accrued interest receivable separately from the available-for-sale securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the condensed consolidated balance sheets, approximately $0.4 million in interest income was receivable as of September 30, 2022 and December 31, 2021.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the consolidated statements of operations.

Right of Use Leased Assets

The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance under FASB ASC 842, Leases (“ASC 842”). For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as operating lease right of use (“ROU”) assets and operating lease liabilities and finance leases are reflected as finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of collateralized borrowing over the expected term of the leases based on the information available on the lease commencement date or for leases existing upon the date of initial adoption of ASC 842, the date of adoption. The implicit rates within the Company’s existing finance leases are determinable and therefore used to determine the present value of finance lease payments.

The operating lease ROU asset also includes any lease payments made prior to lease commencement date and excludes lease incentives. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. Lease expense is recognized on a straight-line basis over the lease term in the consolidated statements of operations. Lease incentives are recognized as a reduction to the lease expense on a straight-line basis over the underlying lease term.

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

These write-downs are included in amortization expense within Direct Operating Expenses on the Company’s condensed consolidated statements of operations. There were no events or changes in circumstances that would indicate a change in fair value of productions and therefore the Company has not recorded any impairment charges during the nine months ended September 30, 2022 or 2021.

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

Treasury stock

The Company records the repurchase of shares of its common stock at cost on the trade date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Borrowing Costs

Borrowing costs relate to the issuance of Wow’s interim production financing and are recorded as a reduction to the carrying amount of interim production financing and measured at amortized cost using the effective interest method. Borrowing costs are recognized as part of interest expense in the condensed consolidated statements of operations in the period in which they are incurred. Borrowing costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. Upon the acquisition of Wow, the Company recorded $0.3 million and $0.6 million related to production financing during the three and nine months ended September 30, 2022, respectively.

Revenue Recognition

The Company accounts for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is measured based on the consideration specified in a contract with a customer. Revenue is recognized when a customer obtains control of the products or services in a contract. Judgment is required in determining the timing of whether the transfer of control occurs at a point in time or over time and is discussed below. The Company evaluates each contract to identify separate performance obligations as a contract with a customer may have one or more performance obligations. Consideration in a contract with multiple performance obligations is allocated to the separate performance obligations based on their stand-alone selling prices. If a stand-alone selling price is not determinable, the Company estimates the stand-alone selling price using an adjusted market assessment approach. The Company’s main sources of revenue are derived from animation production services provided to third parties, the sale of licenses for the distribution of films and television programs, advertising revenues, and merchandising and licensing sales.

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

The Company has identified the following material and distinct performance obligations.

•	Provide animation production services.

•	License rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality).

•	License rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content).

•	Provide media and advertising services to clients.

•	Fixed and variable fee advertising and subscription-based revenue generated from the Genius Brands Kartoon Channel! and the Frederator owned and operated YouTube channels.

•	Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

•	Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

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

Advertising revenues

The Company sells advertising and subscriptions on its wholly-owned AVOD service, Kartoon Channel!, and its SVOD distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, the Company recognizes revenue when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual CPM per impression. Impressions served are reported to the Company on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, the Company recognizes revenue when a customer downloads the mobile device application and their credit card is charged.

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of September 30, 2022, the Company had fifteen accounts with an uninsured balance in bank deposit accounts of $3.0 million. As of December 31, 2021, the Company had four accounts with an uninsured balance in bank deposit accounts of $1.1 million.

The Company has a managed account and a brokerage account with a financial institution. The managed account maintains the Company’s investments in marketable securities of $89.9 million and $112.5 million as of September 30, 2022 and December 31, 2021, respectively. The brokerage account did not hold a material amount of the Company’s cash as of September 30, 2022 or December 31, 2021. Assets in the managed and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1 billion. As of September 30, 2022 and December 31, 2021, the Company has not had account balances held at this financial institution that exceeded the insured balances.

The Company also has an account with a German bank that manages its foreign transactions with YFE. The cash balance as of September 30, 2022 held at the German institution was $2.7 million. Deposits in German banks are subject to a mandatory basic security amount up to $100,000 EURO. In addition, the institution is a member of the deposit protection fund for the German private banking industry that currently insures $5.5 million of each customer’s deposit account. As of September 30, 2022 and December 31, 2021, the Company has not had account balances held at this financial institution that exceeded the insured balances.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

For the three months ended September 30, 2022, the Company had four customers, whose total revenue exceeded 10% of total consolidated revenue. These customers accounted for 83% of total revenue.

For the nine months ended September 30, 2022, the Company had four customers whose total revenue exceeded 10% of total consolidated revenue. These customers accounted for 74% of total revenue. As of September 30, 2022, the Company had two customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 28% of the total accounts receivable as of September 30, 2022.

For the three months ended September 30, 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 13% of total revenue.

For the nine months ended September 30, 2021, the Company had one customer, whose total revenue exceeded 10% of total consolidated revenue. This customer accounted for 22% of total revenue. As of September 30, 2021, the Company had three customers whose accounts receivable exceeded 10% of total accounts receivable. Those customers accounted for 59% of accounts receivable.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated bad debt. As of September 30, 2022 and December 31, 2021, the Company recorded an allowance for bad debt of $87,710 and $22,080, respectively.

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

Financial instruments that are not measured at fair value on the condensed consolidated statements of operations are represented by cash, receivables, payables, accrued liabilities, bank indebtedness, the Company’s margin loan and interim production financing.

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

The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of September 30, 2022 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$30,530	$11,324	$41,854
U.S. Treasury	19,485	–	19,485
Mortgage-Backed	–	5,525	5,525
U.S. agency and government sponsored securities	–	11,621	11,621
U.S. states and municipalities	–	10,830	10,830
Asset-Backed	–	558	558
Total	$50,015	$39,858	$89,873

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities. Refer to Note 6 for additional details.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s contingent earn-out liability, goodwill and film and television costs as of September 30, 2022. There were no significant events that occurred or circumstances that resulted in an adjustment to the fair value of those assets and liabilities measured on a non-recurring basis during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company adopted this ASU during the second quarter of 2022 and has incorporated this guidance in its evaluation of the accounting for the acquisition of Wow.

Note 3: Acquisitions

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

Transaction costs incurred relating to the Ameba Acquisition, including legal and accounting, totaled $0.1 million, which are included in general and administrative expenses on the statements of operations. The agreement provided for an adjustment to the purchase price based on an adjusted net working capital (“NWC”) as defined in the agreement.

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

The net working capital calculation was finalized as $268,657 and paid to the acquiree during the three months ended June 30, 2022, as determined by the Company and agreed upon by the acquiree.

As of September 30, 2022, the accounting for the acquisition is preliminary, as the Company is finalizing its valuation and determination of the intangible assets. The Company has engaged a third-party valuation firm to assist with the purchase price allocation, which will be completed in subsequent quarters.

The preliminary purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company on January 13, 2022 as follows (in thousands):

Cash	$176
Accounts Receivable	238
Prepaids Expenses	25
Trade Name	23
Digital Network	2,804
Technology	300
Goodwill	673
Accounts Payable and Accrued Expenses	(140)
Tax Liability	(30)
Total Consideration	$4,069

The identifiable intangible assets acquired of $3.1 million is comprised of $2.8 million for the Digital Network, Ameba TV, with a remaining economic life of 18 years, $23,000 for Ameba’s trade name with a useful life of 3 years and $0.3 million for the SVOD technology with a remaining useful life of approximately 3 years. The $0.7 million in goodwill arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s build-out of its technology for the expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and is not deductible for tax purposes.

The valuation and allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions, especially with respect to intangible assets, that are subject to change within the purchase price allocation period generally one year from the acquisition date, including the Company’s evaluation of certain income tax positions, with corresponding adjustments to goodwill.

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

The technology was valued at cost as the Company determined that the cost approximated the fair value.

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

Transaction costs incurred relating to the Wow Acquisition, including banks, legal and accounting, totaled $3.1 million, which is included in general and administrative expenses on the statements of operations for the nine months ended September 30, 2022. The Company will also expense the unvested replacement options, with a fair value of $0.3 million, as stock-based compensation expense over the remaining requisite service period specified in the agreements.

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

As of September 30, 2022, the accounting for the acquisition is preliminary, as the Company is finalizing its valuation and determination of the intangible assets. The Company has engaged a third-party valuation firm to assist with the purchase price allocation, which will be completed in subsequent quarters.

The preliminary purchase price allocation is based upon the estimate of the fair value of the assets acquired and the liabilities assumed by the Company on April 6, 2022 as follows (in thousands):

Cash and cash equivalents	$2,573
Accounts Receivable	34,237
Other Receivables	78
Prepaid Expenses and Other	1,245
Property and Equipment	1,936
ROU Assets	10,311
IP (In-Process)	4,600
IP (Proprietary Productions)	5,684
Tradename	7,631
Customer Relationships	16,064
Networks and Platforms	803
Goodwill	21,399
Accounts Payable	(1,547)
Participations Payable	(1,380)
Bank Debt	(1,475)
Accrued Liabilities	(3,825)
Interim Production Facilities	(16,930)
Deferred Revenue	(18,080)
Lease Liabilities	(10,614)
Other Liabilities	(60)
Total Consideration	$52,650

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

The valuation and allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions, especially with respect to intangible assets, that are subject to change within the purchase price allocation period generally one year from the acquisition date, including the Company’s evaluation of certain income tax positions, with corresponding adjustments to goodwill.

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

Supplemental Pro Forma Information

The following unaudited supplemental pro forma information summarizes the Company’s results of operations as if the acquisitions were completed at the beginning of the periods presented (in thousands, except for share and per share data):

	Three Months Ended
	Genius Brands Consolidated (including Wow and Ameba results)		Wow	Ameba
	September 30, 2022	September 30, 2021	September 30, 2021(1)	September 30, 2021

Total Revenues	$19,679	$18,091	$16,033	$186

Net Income (Loss)	$(11,218)	$(8,338)	$833	$82

Net Loss per Share of Common Stock (Basic and Diluted)	$(0.04)	$(0.03)	$–	$–

Weighted Average Shares Outstanding (Basic and Diluted)	317,282,770	300,321,658	–	–

	Nine months Ended
	Genius Brands Consolidated (including Wow and Ameba results)		Wow	Ameba	Wow	Ameba
	September 30, 2022	September 30, 2021	September 30, 2022(1)	September 30, 2022	September 30, 2021(1)	September 30, 2021

Total Revenues	$61,346	$48,927	$53,242	$1,274	$43,130	$519

Net Income (Loss)	$(28,144)	$(90,388)	$158	$(22)	$2,272	$247

Net Loss per Share of Common Stock (Basic and Diluted)	$(0.09)	$(0.31)	$–	$–	$–	$–

Weighted Average Shares Outstanding (Basic and Diluted)	312,243,439	296,001,742	–	–	–	–

(1) The unaudited historical financial statements of Wow are not adjusted for conversion to U.S. GAAP from International Financial Reporting Standards, as the adjustments are immaterial to the periods presented.

Note 4: Variable Interest Entity

In July 2020, the Company entered into a binding term sheet with POW, Inc. (“POW!”) in which the Company agreed to form an entity with POW! to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” (“SLU”). POW! and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021, with activity commencing during the fourth quarter of 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which Genius Brands plans to develop and license multiple properties each year.

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

During the three and nine months ended September 30, 2022, SLU generated $46,947 and $2.3 million in net income, respectively. During the nine months ended September 30, 2022, the Company distributed $1.2 million to POW as their share of the non-controlling interest in SLU. The Company’s investment in SLU, net of the cash received from a distribution of $1.2 million, is $0.8 million as of September 30, 2022. In addition, the Company has incurred $0.4 million of costs incurred for marketing and operational services.

There were no changes in facts and circumstances that occurred during the three or nine months ended September 30, 2022 that would result in a re-evaluation of the VIE assessment.

Note 5: Investment in Equity Interest

On December 1, 2021, the Company completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 2,281,269 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,000 shares of YFE’s common stock.

Following the initial equity investment in YFE during the fourth quarter of 2021, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders, were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by the Company at 2.00 EUROS per share, or $0.6 million. On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million, increasing the number of YFE’s outstanding shares to 6,857,132. As of September 30, 2022 and December 31, 2021, the Company’s ownership in YFE was 48.0% and 29.0%, respectively.

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

The Company revalues the investment in YFE securities as of the end of each reporting period. During the three and nine months ended September 30, 2022, the Company recorded a total loss of $5.4 million and $3.8 million, respectively, within other income (expense) on the Company’s condensed consolidated statements of operations. The total loss includes $1.3 million and $2.6 million due to the change in the foreign currency translation rate during the three and nine months ended September 30, 2022, respectively.

Wow has a 63% membership interest in Ratchet Productions, LLC (“RPLLC”), a privately-owned company registered in Colorado. Wow accounts for its interest using the equity method of accounting. Prior to the Wow Acquisition, in 2016, Wow determined that its investment in RPLLC was impaired and reduced its investment to $0. As the investment has been $0, and remains as such, there has been no impact on the Company’s financial statements for the membership interest in RPLLC.

Note 6: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.

The investments in marketable securities had an adjusted cost basis of $97.5 million and a market value of $89.9 million as of September 30, 2022. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$44,822	$(2,968)	$41,854
U.S. Treasury	20,922	(1,437)	19,485
Mortgage-Backed	6,285	(760)	5,525
U.S. agency and government sponsored securities	13,116	(1,495)	11,621
U.S. states and municipalities	11,818	(988)	10,830
Asset-Backed	567	(9)	558
Total	$97,530	$(7,657)	$89,873

The investments in marketable securities had an adjusted cost basis of $113.8 million and a market value of $112.5 million as of December 31, 2021. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$47,864	$(529)	$47,335
U.S. Treasury	24,410	(257)	24,153
Mortgage-Backed	7,504	(143)	7,361
U.S. agency and government sponsored securities	14,675	(87)	14,588
U.S. states and municipalities	11,871	(189)	11,682
Asset-Backed	6,456	(50)	6,406
Commercial paper	998	–	998
Total	$113,778	$(1,255)	$112,523

The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions and is expected to recover as the securities approach maturity. The Company has evaluated these securities and determined that no allowance is necessary based on the credit quality and the low risk of loss due to the security type. The Company holds sixty-two available-for-sale securities, all of which are in an unrealized loss position as of September 30, 2022. The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period greater than 12 months as of September 30, 2022 are as follows (in thousands):

	Gross Unrealized Loss	Fair Value
Corporate Bonds	$(2,375)	$34,365
U.S. Treasury	(1,456)	19,489
Mortgage-Backed	(829)	5,528
U.S. agency and government sponsored securities	(1,493)	11,625
U.S. states and municipalities	(781)	8,020
Asset-Backed	(10)	558
Total	$(6,944)	$79,585

As of December 31, 2021, the Company had not yet held marketable securities in an unrealized loss position for greater than twelve months. A net realized loss of $36,332 and $159,624 related to the prepayment of principals for certain mortgage-backed securities was recorded in earnings during the three and nine months ended September 30, 2022, respectively.

The contractual maturities of the Company’s marketable investments as of September 30, 2022 were as follows (in thousands):

Fair Value
Due within 1 year	$8,889
Due after 1 year through 5 years	70,060
Due after 5 years through 10 years	3,752
Due after 10 years	7,172
Total	$89,873

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The Company did not sell any securities during the three or nine months ended September 30, 2022 that resulted in material gains or losses.

Note 7: Property and Equipment, Net

The Company has property and equipment as follows (in thousands):

	September 30, 2022	December 31, 2021
Furniture and Equipment	$221	$181
Computer Equipment	290	173
Leasehold Improvements	2,008	44
Software	254	177
Production Equipment	23	23
Property and Equipment, Gross	2,796	598

Less Accumulated Depreciation	(416)	(149)
Property and Equipment, Net	$2,380	$449

During the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $86,980 and $23,665, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $0.2 million and $53,494, respectively.

Note 8: Right of Use Leased Assets

Right of use assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Office Lease Assets	$9,683	$3,351
Equipment Lease Assets	3,056	13
Right of Use Assets, Gross	12,739	3,364

Accumulated Amortization	(1,917)	(579)
Right of Use Assets, Net	$10,822	$2,785

During the three months ended September 30, 2022 and 2021, the Company recorded ROU asset amortization expense of $0.7 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded ROU asset amortization expense of $1.3 million and $0.2 million, respectively.

Note 9: Film and Television Costs, Net

During the nine months ended September 30, 2022, Film and Television Costs increased by $12.0 million, net of amortization expense, as compared to December 31, 2021. Excluding the $7.3 million from the Wow Acquisition, Film and Television Costs increased $4.4 million during the nine months ended September 30, 2022, primarily due to the production of Shaq’s Garage. The increase is partially offset by amortization of Rainbow Rangers and Superhero Kindergarten.

During the three months ended September 30, 2022 and 2021, the Company recorded Film and Television Cost amortization expense of $2.8 million and $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded Film and Television Cost amortization expense of $5.1 million and $1.1 million, respectively.

The following table highlights the activity in Film and Television Costs as of September 30, 2022 and December 31, 2021 (in thousands):

Film and Television Costs, Net as of December 31, 2020	$11,828
Additions to Film and Television Costs	10,650
Film Amortization Expense	(19,538)
Film and Television Costs, Net as of December 31, 2021	2,940
Additions to Film and Television Costs	17,708
Disposals	(11)
Film Amortization Expense	(5,100)
Foreign Currency Translation Adjustment	(555)
Film and Television Costs, Net as of September 30, 2022	$14,982

Note 10: Intangible Assets, Net and Goodwill

Intangible Assets, Net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, Net

	Weighted Average Remaining Amortization Period	September 30, 2022	December 31, 2021
Customer Relationships	9	$22,199	$6,120
Digital Networks	17	3,537	–
Trade names	69	11,654	4,000
Technology	2	293	–
Non-Compete	2	60	60
Other Intangible Assets (a)	2	322	301
Intangible Assets, Gross		38,065	10,481

Less Accumulated Amortization		(2,364)	(772)
Foreign Currency Translation Adjustment		(1,927)	24
Intangible Assets, Net		$33,774	$9,733

__________________

(a)	Represents the remaining unamortized logo and website intangible assets related to the merger with A Squared.

During the three months ended September 30, 2022 and 2021, the Company recorded amortization expense of $0.7 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense of $1.7 million and $0.4 million, respectively.

Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. There were no changes in events or circumstances during the nine months ended September 30, 2022 that would indicate an impairment of the intangible assets. As of December 31, 2021, the Company decided to discontinue the use of the trade name acquired as part of the acquisition of Beacon Media Group (formerly ChizComm), resulting in a write-down of the full book value of $3.4 million.

Expected future intangible asset amortization as of September 30, 2022 is as follows (in thousands):

Fiscal Year:
2022	$684
2023	2,733
2024	2,709
2025	2,602
2026	2,597
Thereafter	22,449
Total	$33,774

Goodwill

In 2013, the Company recognized $10.4 million in goodwill, as a result of the merger with A Squared. During the first quarter of 2021, the Company recognized $9.7 million in goodwill, as a result of the acquisition of the Beacon Media Group (formerly ChizComm), which was subsequently determined to be impaired as of December 31, 2021, resulting in an impairment charge of $4.8 million and a goodwill balance of $4.9 million.

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

The Company will perform its annual review of goodwill during the fourth quarter of 2022. There were no events or changes in circumstances that would indicate an impairment in goodwill during the nine months ended September 30, 2022.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2021	$10,366	$4,861	$15,227
Acquisition of Ameba	673	–	673
Acquisition of Wow	21,398	–	21,398
Foreign Currency Translation Adjustment	(1,546)	(4)	(1,550)
Goodwill as of September 30, 2022	$30,891	$4,857	$35,748

Note 11: Deferred Revenue

As of September 30, 2022 and December 31, 2021, the Company had total short term and long term deferred revenue of $14.2 million and $3.9 million, respectively. Included in the deferred revenue balance as of September 30, 2022 is $10.6 million the Company assumed in the Wow Acquisition. The deferred revenue balance assumed represents cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company had collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 12: Supplemental Financial Statement Information

Other Income (Expense), Net

Components of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Gain (Loss) on Warrant Revaluation (a)	$166	$420	$434	$103
Loss on Foreign Exchange (b)	(1,336)	5	(2,596)	(3)
Loss on Marketable Securities Investments (c)	(36)	(25)	(160)	(25)
Gain (Loss) on Revaluation of Equity Investment in YFE(d)	(4,071)	–	(1,170)	–
Interest Income (e)	257	183	759	314
Warrant Incentive Expense (f)	–	–	–	(69,139)
Interest Expense (g)	(782)	(2)	(1,256)	(20)
Net Other Income (Expense)	$(5,802)	$581	$(3,989)	$(68,770)

(a)	The gain on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.
(b)	For the three and nine months ended September 30, 2022 loss on foreign exchange primarily relates to the foreign exchange loss on the investment in YFE’s equity securities accounted for under the fair value option. For the three and nine months ended September 30, 2021 loss on foreign exchange related to foreign currency denominated monetary transactions.
(c)	The Company started investing in marketable securities during the three months ended June 30, 2021. The net realized loss on marketable securities recognized during the three and nine months ended September 30, 2022 reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities.
(d)	The loss on revaluation of the equity investment in YFE is the change in fair value recognized on the Company’s investments in YFE accounted for using the fair value option. The loss is a result of the change in YFE’s stock price at the end of the current reporting period.
(e)	Interest Income received during the three and nine months ended September 30, 2022 and 2021 primarily consists of cash interest received on the investments in marketable securities, net amortization of premiums.
(f)	The Warrant Incentive Expense is related to the fair value of new warrants that were issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(g)	Interest expense during the three and nine months ended September 30, 2022 primarily consists of $0.4 million and $0.6 million, respectively, of interest incurred on the Company’s margin loan collateralized by its marketable security investments and $0.3 million and $0.6 million, respectively, of interest incurred on its production facilities loan and bank indebtedness assumed as part of the Wow Acquisition.

Note 14: Bank Indebtedness and Production Facilities

The Company assumed the following bank indebtedness instruments and production facilities as part of the Wow Acquisition.

Revolving Demand Facility

Draws under the $5.0 million CAD revolving demand facility can be made in Canadian or US dollars at the option of the Company by way of bank prime rate loans, Canadian Bankers’ Acceptances, USD LIBOR, or letters of credit and can be repaid at any time without penalty and without notice and are generally repayable on demand. Canadian or US dollar bank prime borrowings bear interest at a rate equal to bank prime plus 2.00% per annum. For other draws under the revolving facility, the respective loans bear interest at a rate equal to Canadian Bankers’ Acceptances or USD LIBOR plus 3.75% per annum. As of September 30, 2022, the Company had an outstanding balance of $2.1 million USD on the revolving demand facility, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheet.

As of September 30, 2022, the Company was in compliance with all covenants under the revolving demand facility.

Equipment Lease Line

Each transaction under the $8.0 million CAD equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 4%- 4.5% with remaining lease terms of 17-31 months as of the Wow Acquisition date. The Company has recorded right of use assets and lease liabilities for the leased equipment acquired in respect of these draws. The Company has drawn down a total of $7.9 million CAD ($6.0 million USD), with an outstanding balance as of September 30, 2022 of $2.2 million CAD ($1.6 million USD), net of repayments, included within current and noncurrent finance lease liabilities on the Company’s condensed consolidated balance sheet.

Treasury Risk Management Facility

Advances under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year.

As of September 30, 2022, there were no outstanding amounts drawn under the treasury risk management facility.

Interim Financing Facilities

The Company’s interim financing facilities for specific productions bear interest at rates ranging from bank prime plus 1.25% - 1.75% per annum. The interim production financing facilities are generally repayable on demand and are generally secured by a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. As of September 30, 2022, the Company had an outstanding balance of $19.3 million USD recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheet.

Note 15: Margin Loan

The Company borrowed an additional $63.2 million from its investment margin account during the nine months ended September 30, 2022 and repaid $7.8 million with cash received from sales and/or redemptions of its marketable securities. During the nine months ended September 30, 2022, the borrowed amounts were used to finance the Company’s additional investments in YFE and the closing of the acquisitions of Ameba and Wow, in each case pledging certain of its marketable securities as collateral. During the three months ended September 30, 2022, the additional borrowings of $4.2 million were used for quarterly operational costs. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 2.65% on an average margin loan balance of $61.2 million during the three months ended September 30, 2022. The weighted average interest rate was 1.54% on an average margin loan balance of $43.4 million during the nine months ended September 30, 2022. The Company incurred interest expense of $0.6 million during the nine months ended September 30, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

Note 16: Stockholders’ Equity

Common Stock

As of September 30, 2022, the total number of authorized shares of common stock was 400,000,000.

As of September 30, 2022, and December 31, 2021, there were 318,097,275 and 303,379,122 shares of common stock outstanding, respectively.

On February 18, 2022, the Company issued 350,000 shares of the Company’s common stock valued at $0.3 million to a nonemployee for productions services.

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

During the nine months ended September 30, 2022, the Company issued 2,538,205 shares of the Company’s common stock valued at $1.6 million representing delivery of vested RSUs.

Preferred Stock

The Company has 10,000,001 shares of preferred stock authorized with a par value of $0.001 per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Company’s Board of Directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

In connection with the Company’s acquisition of Wow, certain eligible Canadian shareholders, noteholders and optionholders of Wow elected to receive the Exchangeable Shares in the capital of the Wow Exchange Co. Inc. (“ExchangeCo”) instead of shares of the Company’s common stock to which they were otherwise entitled.

The shares of ExchangeCo are exchangeable into shares of the Company’s common stock in accordance with their terms. Holders of the ExchangeCo shares are entitled to defined voting rights (the “Voting Rights”) in the Company pursuant to a voting and exchange trust agreement (the “Voting Agreement”) dated April 6, 2022 between the Company, ExchangeCo, 1329258 B.C. Ltd. and Computershare Trust Company of Canada (the “Voting Trustee”). The Voting Trustee holds a single share of Series B Preferred Stock in the capital of the Company (the “Special Voting Share”), which grants the Voting Trustee that number of votes at the meetings of the Company’s shareholders as is equal to the number of shares of the Company’s common stock that at such time have not been delivered pursuant to the tender of ExchangeCo shares. The Voting Trustee is required to exercise each vote attached to the Special Voting Share only as directed by the relevant holder of the underlying Company shares of common stock and, in the absence of any instructions, will not exercise voting rights with respect to the applicable shares.

As of September 30, 2022 and December 31, 2021, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of September 30, 2022 and December 31, 2021, there was 1 share of Series B Preferred Stock outstanding.

Treasury Stock

During the three months ended September 30, 2022, 6,993 shares of common stock were withheld to cover withholding taxes owed by certain employees, all of which were taken into treasury stock.

In addition, during the three months ended September 30, 2022, the Company agreed to settle the lawsuit, Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd, pursuant to a settlement agreement (the “Settlement Agreement”) dated October 6, 2022 (the “Settlement Date”). Pursuant to the Settlement Agreement, the Company agreed to purchase the 419,336 non-escrow shares of common stock (the “Settlement Shares”) that the Chizicks held as of the Settlement Date. The Settlement Shares were purchased at the market price of $0.68 per share, plus a premium of $1.31 per share, for a total purchase price of $834,479. As of September 30, 2022, the Company recorded a liability within other current liabilities on the Company’s condensed consolidated balance sheet for the total purchase price, and the Company recorded the cost based on the market price on the Settlement Date of $285,148 to additional paid in capital for the share repurchase yet to be settled as of the balance sheet date. The Company recorded the amount in excess of cost of $549,330 as a legal expense within general and administrative expenses on the Company’s condensed consolidated statements of comprehensive income (loss).

Note 17: Stock Options

On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The total number of shares that can be issued under the 2015 Plan is 2,167,667 shares.

On September 1, 2020, the Company adopted the Genius Brands International, Inc. 2020 Incentive Plan (the “2020 Plan”). On August 4, 2020, the Board of Directors voted to adopt the 2020 Plan. The shares available for issuance under the 2020 Plan was approved by stockholders on August 27, 2020. The 2020 Plan as approved by the stockholders increased the maximum number of shares available for issuance up to an aggregate of 32,167,667 shares of common stock, which does not include shares that the Company may issue related to acquisitions.

During the nine months ended September 30, 2022, the Company granted options to purchase 1,985,294 shares of common stock to employees with a fair market value of $1.3 million. The options vest evenly over three years and expire five to ten years from grant date.

In addition, as part of the Wow Acquisition, the Company granted replacement options to purchase 1,733,100 shares of the Company’s common stock to Wow employees who would continue to provide services to the Company. 676,415 options to purchase common stock were also granted to certain departing Wow shareholders to replace their previously vested Wow options. These options were cancelled after 30 days of the grant date if not exercised. The fair market value of $1.5 million was determined utilizing assumptions as of the replacement date of April 6, 2022 and were valued using the BSM option pricing model. The number of shares granted was determined by using an exchange ratio calculated by a third party based on the intrinsic value of the Wow common stock purchased as part of the acquisition and the value of the Company’s common stock as of the agreement date. The vesting terms of the replacement options remained the same as the Wow options for which they were exchanged. All shares that replaced previously vested Wow shares were included as part of the purchase price based on the calculated fair value on the acquisition date of $1.2 million for 1,967,528 shares. The remaining options to vest with a fair value of $0.3 million will be expensed over the remaining requisite period. The options expire within 3 years from the replacement option grant date or the original Wow option, whichever is greater.

The fair value of the options granted during the nine months ended September 30, 2022 were calculated using the BSM option pricing model based on the following assumptions:

	3/17/2022 Options	4/6/22 Replacement Options	6/23/22 Options	7/11/22 Options
Exercise Price	$0.90	$0.51-$1.66	$0.78	$0.68
Dividend Yield	0%	0%	0%	0%
Volatility	104%	114%-123%	113%	99.9%
Risk-free interest rate	0.41%	2.67%-2.70%	3.14%	3.05%
Expected life of options	5.0 years	3.0-4.3 years	5.0 years	5.0 years

The following table summarizes the stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2021	10,197,312	7.96	$1.75
Granted	4,394,809	4.74	$1.06
Exercised	–	–	$–
Forfeited/Cancelled	(1,082,915)	3.06	$1.62
Expired	–	–	$–
Outstanding at September 30, 2022	13,509,206	6.74	$1.51

Unvested at September 30, 2022	4,361,195	6.61	$1.33
Vested and exercisable at September 30, 2022	9,148,011	6.80	$1.60

During the three months ended September 30, 2022 and 2021, the Company recognized $0.5 million and $0.9 million, respectively, in share-based compensation expense related to stock options. During the nine months ended September 30, 2022 and 2021, the Company recognized $1.3 million and $2.8 million, respectively, in share-based compensation expense related to stock options. The unrecognized share-based compensation expense related to stock options at September 30, 2022 of $1.8 million will be recognized through the third quarter of 2025 based on the remaining vesting periods, assuming the options are not cancelled or forfeited. As of September 30, 2022, there was $0 of aggregate intrinsic value related to outstanding unvested options. The weighted average fair value per option granted during the three months ended September 30, 2022 was $0.64.

Note 18: Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 1,086,667 fully vested RSUs to nonemployees with a fair market value of $1.0 million and 500,000 RSUs to an employee with a fair market value of $390,000 that vest evenly over three years. The RSUs expire five years from date of grant.

Per terms of the restricted stock agreements, for certain employees the Company paid the employee’s related taxes associated with the employee’s vested stock and decreased the freely tradable shares issued to the employee by a corresponding value, resulting in a share issuance net of taxes to the employee. The value of the shares netted for employee taxes represents treasury stock repurchased. An aggregate of 4,426,064 shares of common stock were issued as a result of vested RSUs, of which, 6,993 shares of common stock were withheld to pay employee taxes upon such vesting. The Company recorded the cost of the withheld shares of $2,553 as treasury stock as of September 30, 2022.

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2021	15,383,234	4.34	$1.40
Granted	1,886,667	4.53	$0.88
Vested	(4,088,301)	3.96	$1.26
Forfeited/Cancelled	–	–	$–
Unvested at September 30, 2022	13,181,600	3.62	$1.37

During the three months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $4.6 million, respectively, in share-based compensation expense related to RSUs. During the nine months ended September 30, 2022 and 2021, the Company recognized $8.7 million and $8.3 million, respectively, in share-based compensation expense related to RSUs. The unrecognized share-based compensation expense related to RSUs at September 30, 2022 of $2.2 million will be recognized through the second quarter of 2025 based on the remaining vesting periods, assuming the underlying grants are not cancelled or forfeited.

Note 19: Warrants

The Company had warrants outstanding to purchase up to 44,843,429 shares and 45,511,965 of the Company’s common stock as of September 30, 2022 and December 31, 2021, respectively with a total value of $74.1 million, a weighted average exercise price of $2.24 and a weighted average remaining term of 3.4 years as of September 30, 2022.

As of September 30, 2022, 892,857 liability classified derivative warrants to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of September 30, 2022, the warrants were revalued at $0.4 million, resulting in a decrease of $0.4 million in liability as compared to December 31, 2021. The change in value is recorded within net other income (expense) on the condensed consolidated statements of operations. The valuation inputs as of September 30, 2022 included an expected volatility of 99.97% and an annual interest rate of 4.23%.

On August 11, 2022, 668,536 warrants expired.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2022 and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Note 21: Commitment and Contingencies

The following is a schedule of future minimum contractual obligations as of September 30, 2022 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating Leases	$435	$1,629	$1,692	$1,741	$1,758	$6,040	$13,295
Finance Leases	460	1,499	456	–	–	–	2,415
Employment Contracts	1,692	3,311	971	427	–	–	6,401
Consulting Contracts	1,467	482	–	–	–	–	1,949
Debt	64,470	19,057	24	24	18	–	83,593
	$68,524	$25,978	$3,143	$2,192	$1,776	$6,040	$107,653

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

Also, as part of the Wow Acquisition, the Company assumed various equipment finance leases, the majority of which are under Master Line of Credit Agreements with certain banking institutions. As the rates were implicit in the leases, the Company determined that the carrying value of the leases as of the acquisition date equaled the fair value. As determined by utilizing the implicit rate in the leases that ranged from 3.7%- 14.5% with remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362 as of the Wow Acquisition date. The remaining finance lease obligations of $3.5 million as of the acquisition date was included as part of the Company’s existing current and noncurrent finance lease liabilities on the Company’s condensed consolidated balance sheet upon consolidation.

As of September 30, 2022, the weighted-average lease term for the Company’s operating leases are 95 months and the weighted-average discount rate on the leases was 10.39%. As of September 30, 2022, the weighted-average lease term for the Company’s finance leases are 27 months and the weighted-average discount rate on the leases was 5.11%.

As of December 31, 2021, the weighted-average lease term for operating leases was 70 months. The weighted-average discount rate on the leases was 24.9%.

Rental expenses incurred for operating and finance leases during the three months ended September 30, 2022 and 2021 were $0.9 million and $0.1 million, respectively. Rental expenses incurred for operating and finance leases during the nine months ended September 30, 2022 and 2021 were $2.0 million and $0.4 million, respectively.

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

Note 22: Related Party Transactions

Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the nine months ended September 30, 2022, Mr. Heyward earned and the Company paid $0.6 million in producer fees. During the nine months ended September 30, 2021, Mr. Heyward earned $0.2 million in producer fees. Mr. Heyward has also earned $55,000 as part of his quarterly discretionary bonus in each of the quarters of 2022 and 2021.

Pursuant to his employment agreement dated April 7, 2022, whereas Michael Hirsh was appointed as the CEO of Wow and its Frederator and Mainframe Studio subsidiaries, a member of the Company’s Executive Committee and a member of the Company’s Board of Directors, is entitled to an Executive Producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the nine months ended September 30, 2022, Mr. Hirsh did not yet earn any producer fees under the employment agreement.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. Since execution of the agreement, the Company has earned $0 in royalties from this agreement.

On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW! in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The entire principal sum was required to be remitted to POW!’s client trust account of POW!’s legal counsel within 5 days of the effective date. The principal, plus interest must be repaid by no later than November 1, 2022. Within the Loan Agreement, it is stated that the proceeds of $1,000,000 are required to be used by POW! to settle the arbitration against Stan Lee Studios (aka Proxima Studios) and $250,000 shall be used to solely pay for the payment of legal costs and fees. The principal amount was transferred to POW! on October 12, 2021 and on or about November 4, 2021, POW and Proxima entered into a binding settlement agreement resolving all the claims made by Proxima. The loan has accrued interest of $78,660 and $26,221 as of September 30, 2022 and December 31, 2021, respectively, recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheets. In addition, pursuant to its joint venture with POW! and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party, the amount owed to the Company related to the 50% non-controlling interest held by POW!.

During the three months ended September 30, 2022, the Company and YFE completed an asset exchange transaction pursuant to a License and Distribution Agreement (the “Agreement”) signed on June 27, 2022. The Agreement includes multiple elements, including (i) broadcast rights and (ii) distribution rights. Stefan Piëch, a member of the Company’s Board of Directors since June 23, 2022, is the chief executive officer of YFE. The Company currently has a 48.0% economic ownership interest in YFE and Mr. Piech has a 28.2% economic ownership interest in YFE. Pursuant to the Agreement, the Company granted YFE the right to use certain of the Company’s programs to broadcast on YFE’s channels in certain territories and in exchange, the Company shall be entitled to receive a flat fee of EUR 1,000,000 upon delivery of the programs. In addition, YFE granted the Company the right to use certain of YFE’s programs to broadcast on the Company’s channels in certain territories and in exchange, YFE shall be entitled to receive a flat fee of EUR 1,000,000 upon YFE’s delivery of the programs. The rights between the parties were exchanged and invoices were generated and marked as paid without cash actually being exchanged between the parties as it was agreed that the physical transfer of cash was unnecessary. The EUR 1,000,000 was treated as an asset exchange and was not included as part of revenue generated by the Company. Each party granted to the other distribution rights to those same titles. The distribution rights grant the Company the right to license the YFE titles to third parties within specific territories and YFE the right to license the Company’s titles to third parties worldwide. Each party will earn a commission of 30% from gross receipts of titles distributed and reimbursement of up to 5% of expenses incurred.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of USD $1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The entire principal sum was required to be remitted to YFE within 5 days of the effective date. The principal, plus interest must be repaid by no later than June 30, 2026. The loan has accrued interest of USD $11,639 as of September 30, 2022 recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheet.

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

The following table presents the revenue and net earnings within the Company’s two operating segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total Revenues:
Content Production & Distribution	$18,481	$690	$39,978	$2,371
Media Advisory & Advertising Services	1,198	1,182	3,266	2,907
Total Revenue	$19,679	$1,872	$43,244	$5,278

Net Loss:
Content Production & Distribution	(10,831)	(8,872)	(27,735)	(91,702)
Media Advisory & Advertising Services	(387)	(381)	(1,353)	(1,205)
Total Net Operating Loss	$(11,218)	$(9,253)	$(29,088)	$(92,907)

Geographic Information

The following table provides information about disaggregated revenue by geographic area for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total Revenues:
United States	$14,451	$1,210	$31,267	$3,690
Canada	4,690	662	10,464	1,588
United Kingdom	538	–	1,513	–
Total Revenue	$19,679	$1,872	$43,244	$5,278

Note 24: Subsequent Events

On October 4, 2022, Andy Heyward was paid $55,000 for his third quarter discretionary bonus.

On October 6, 2022, pursuant to the Settlement Agreement, 419,336 shares of the Company’s common stock were purchased at the market price of $0.68 per share, plus a premium of $1.31 per share, for a total purchase price of $834,479. The cost of $285,148 was recorded as treasury stock.

On October 10, 2022, the Company received a notification of exercise from a holder of certain warrants with a put option exercisable on October 25, 2022. The put option was exercisable for a fixed rate of $250,000 for the 500,000 warrants held. The Company paid the amount on October 10, 2022.

On October 21, 2022, the Company issued 100,000 shares of common stock to a nonemployee for vested RSUs valued at $62,000.

On November 1, 2022, Andy Heyward was paid $50,000 for producer fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2022 and 2021. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 6, 2022 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

We are committed to responsible, ethical and inclusionary business practices as outlined below:

Human Capital Management

As of September 30, 2022, we employed 798 full-time employees and 454 independent contractors.

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

Recent Investments

Following the initial equity investment in YFE during the fourth quarter of 2021, we participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, we purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.7 million in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into 2,574,000 shares of YFE common stock, 304,631 of which were purchased by us, at 2.00 EUROS per share or $0.6 million. On April 5, 2022, we exercised our subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million, increasing the number of YFE’s outstanding shares to 6,857,132. As of September 30, 2022, our ownership in YFE was 48.0%.

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

Results of Operations

Our summary results for the three months ended September 30, 2022 and September 30, 2021 are below.

Revenues

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in thousands, except percentages)
Production Services Revenue	$9,095	$–	$9,095	–%
Content Distribution	9,106	599	8,507	1,420%
Licensing & Royalties	280	91	189	208%
Media Advisory & Advertising Services	1,198	1,182	16	1%
Total Revenue	$19,679	$1,872	$17,807	951%

Production Services revenue is generated specifically by Wow providing animation production services for the three months ended September 30, 2022, since the acquisition of Wow at the start of the second quarter.

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

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales during the three months ended September 30, 2022, increased 1,420% as compared to the three months ended September 30, 2021, primarily due to the acquisition of Ameba, Wow and Frederator, increasing revenue by $8.8 million, offset by a $0.3 million decrease.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the three months ended September 30, 2022 increased 208% as compared to the three months ended September 30, 2021, due to entering in an agreement for the licensing of certain Stan Lee Assets.

Expenses

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$880	$1,188	$(308)	(26)%
Direct Operating Costs	13,875	634	13,241	2,088%
General and Administrative	10,363	9,884	479	5%
Total Expenses	$25,118	$11,706	$13,412	115%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to a decrease in marketing and advertising expenses incurred to promote Kartoon Channel.

Salaries and related expenses of the animation production services employees of Mainframe and Frederator make up the majority of our Direct Operating Costs. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that have rendered services and amortization, including any impairments of film and television costs, make up the remainder of Direct Operating Costs. The increase in direct operating costs for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to the consolidation of Wow and Frederator’s animation production service salaries and channel expenses into our direct operating costs.

General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $0.5 million increase in general and administrative expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily consisted of a $3.0 million increase in costs associated with the acquisition of Wow and Frederator and a decrease in share-based compensation expense for the three months ended September 30, 2022.

Our summary results for the nine months ended September 30, 2022 and September 30, 2021 are below.

Revenues

	Nine months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in thousands, except percentages)
Production Services Revenue	$19,113	$–	$19,113	–%
Content Distribution	18,049	874	17,175	1,965%
Licensing & Royalties	2,816	1,497	1,319	88%
Media Advisory & Advertising Services	3,266	2,907	359	12%
Total Revenues	$43,244	$5,278	$37,966	719%

Production Services Revenue is generated specifically by Wow providing animation production services for the nine months ended September 30, 2022.

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

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the nine months ended September 30, 2022, increased 1,965% as compared to the nine months ended September 30, 2021 primarily due to the acquisition of Ameba, Wow and Frederator, increasing revenue by $17.3 million, offset by a $0.1 million decrease.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the nine months ended September 30, 2022 increased 88% as compared to the nine months ended September 30, 2021 primarily due to entering an agreement for the licensing of certain Stan Lee Assets.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group, which we acquired on February 1, 2021. The increase of 12% represents an additional month of revenue recognized during the nine months ended September 30, 2022 as compared the nine months ended September 30, 2021 and new customers acquired, net of churn during the period.

Expenses

	Nine months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$2,012	$3,331	$(1,319)	(40)%
Direct Operating Costs	28,865	2,152	26,713	1,241%
General and Administrative	36,327	23,932	12,395	52%
Total Expenses	$67,204	$29,415	$37,789	128%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to a decrease in marketing and advertising expenses incurred to promote the Kartoon Channel!

Salaries and related expenses of the animation production services employees of Mainframe and Frederator make up the majority of our Direct Operating Costs. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that have rendered services and amortization, including any impairments of film and television costs, make up the remainder of Direct Operating Costs. The increase in direct operating costs for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to the consolidation of Wow and Frederator’s animation production service salaries and channel expenses into our direct operating costs.

General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $12.4 million increase in general and administrative expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily consisted of a $6.1 million increase in costs associated with the acquisition of Wow and Frederator, a $2.5 million increase in professional fees related to costs to acquire Wow and Frederator and a $1.1 million increase related to an increase in salaries and wages, directors’ and officers’ insurance and the consolidation of Wow’s general and administration expenses for the three months ended September 30, 2022.

Other Income (Expense), Net

Components of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Gain (Loss) on Warrant Revaluation (a)	$166	$420	$434	$103
Loss on Foreign Exchange (b)	(1,336)	5	(2,596)	(3)
Loss on Marketable Securities Investments (c)	(36)	(25)	(160)	(25)
Gain (Loss) on Revaluation of Equity Investment in YFE(d)	(4,071)	–	(1,170)	–
Interest Income (e)	257	183	759	314
Warrant Incentive Expense (f)	–	–	–	(69,139)
Interest Expense (g)	(782)	(2)	(1,256)	(20)
Net Other Income (Expense)	$(5,802)	$581	$(3,989)	$(68,770)

(a)	The gain on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.
(b)	For the three and nine months ended September 30, 2022, loss on foreign exchange primarily relates to the foreign exchange loss on the investment in YFE’s equity securities accounted for under the fair value option. For the three and nine months ended September 30, 2021, loss on foreign exchange related to foreign currency denominated monetary transactions.
(c)	We started investing in marketable securities during the three months ended September 30, 2021. The net realized loss on marketable securities recognized during the three and nine months ended September 30, 2022 reflects the loss in the investments in available-for-sale securities that will not be recovered due to prepayments of principals on certain mortgage-backed securities. We did not incur any realized losses on marketable securities during the three and nine months ended September 30, 2021.
(d)	The loss on revaluation of the equity investment in YFE is the change in fair value recognized on our investments in YFE accounted for using the fair value option. The loss is a result of the change in YFE’s stock price at the end of the current reporting period.
(e)	Interest Income received during the three and nine months ended September 30, 2022 and 2021, primarily consists of cash interest received on the investments in marketable securities, net of amortization of premiums.
(f)	The Warrant Incentive Expense is related to the fair value of new warrants that were issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(g)	Interest expense during the three and nine months ended September 30, 2022 primarily consists of $0.4 million and $0.6 million, respectively, of interest incurred on our margin loan collateralized by its marketable security investments and $0.3 million and $0.6 million, respectively, of interest incurred on the production facilities loan and bank indebtedness assumed as part of the Wow Acquisition.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, we had cash, cash equivalents and restricted cash of $7.1 million, which decreased by $3.0 million from December 31, 2021. The decrease was primarily due to cash used in investment activities, inclusive of the Wow and Ameba acquisitions and the YFE investments, of $35.9 million, $24.2 million used for operational activities, offset by $57.4 million of financing from the margin loan and production facilities and bank indebtedness assumed in the Wow Acquisition.

As of September 30, 2022, we held marketable securities with a fair value of $89.9 million as available-for-sale, a decrease of $22.7 million as compared to December 31, 2021. The available-for-sale securities, which consist principally of corporate and government debt securities, are also available as a source of liquidity.

We borrowed an additional $63.2 million from our investment margin account during the nine months ended September 30, 2022 and repaid $7.8 million with cash received from sales and/or redemptions of its marketable securities. the borrowed amounts were used to finance our additional investments in YFE and the closing of the acquisitions of Ameba and Wow, in each case pledging certain of our marketable securities as collateral. During the three months ended September 30, 2022, the additional borrowings of $4.2 million related to quarterly operational costs. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 2.65% on an average margin loan balance of $61.2 million during the three months ended September 30, 2022. The weighted average interest rate was 1.54% on an average margin loan balance of $43.4 million during the nine months ended September 30, 2022. We incurred interest expense of $0.6 million during the nine months ended September 30, 2022. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on our condensed consolidated balance sheets.

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

Working Capital

As of September 30, 2022, we had current assets of $143.6 million, including cash and cash equivalents of $7.1 million and marketable securities of $89.9 million and our current liabilities were $111.2 million. We had working capital of $32.4 million as of September 30, 2022 as compared to working capital of $115.1 million as of December 31, 2021. The decrease of $82.7 million in working capital as compared to December 31, 2021 was primarily due to the $56.0 million increase in our margin loan balance, a $21.4 million increase due to the assumption of Wow’s current debt for interim production facilities and bank loans upon the acquisition and the increase of deferred revenue of $10.4 million.

During the nine months ended September 30, 2022 we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We have the ability to borrow against license contracts, production service contracts, or refundable tax credits receivable, entering into leases, the issuance of debentures, or the issuance of shares. We manage liquidity risk by continuously monitoring actual and forecasted cash flows, using lease financing and by maintaining our revolving credit facilities. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months.

Comparison of Cash Flows for the Nine months Ended September 30, 2022 and September 30, 2021

Our total cash, cash equivalents and restricted cash as of September 30, 2022 and 2021 was $7.1 million and $4.9 million, respectively.

Comparison of Cash Flows

	Nine months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in thousands, except percentages)
Cash Used in Operating Activities	$(22,837)	$(15,965)	$(6,872)	43%
Cash Used in Investing Activities	(37,362)	(135,522)	98,160	(72)%
Cash Provided by Financing Activities	57,419	55,915	1,504	3%
Effect of Exchange Rate Changes on Cash	(187)	–	(187)	– %
Decrease in Cash, Cash Equivalents and Restricted Cash	$(2,967)	$(95,572)	$92,605	(97)%

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 increased $6.9 million as compared to cash used during the nine months ended September 30, 2021 due to an increase in cash used of $10.5 million for operating liabilities as compared to the prior period, offset by an increase in cash used of $3.2 million, primarily due to the increase in liabilities assumed as part of the acquisition of Wow.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 decreased $98.2 million as compared to cash used during the nine months ended September 30, 2021. The decrease in cash used for investing was primarily due to a decrease of investment activity in our marketable securities of $141.8 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease is partially offset by the increase of $41.2 million in our investment activity related to the acquisitions of Wow and Ameba and investments in YFE, as compared to the acquisition of Beacon in the prior year period.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 increased by $1.5 million as compared to cash provided during the nine months ended September 30, 2021. The primary source of cash during the nine months ended September 30, 2022 was the net proceeds borrowed from our margin loan of $55.4 million and $3.5 million from production loans, compared to the primary source of cash during the nine months ended September 30, 2021 of $57.3 million from the warrant exercise during January 2021.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $101.6 million as of September 30, 2022, of which about $64.5 million, could be owed within one year, if the margin loan and interim production facilities are called. For additional information on our contractual commitments and timing of future payments see Note 21 to the condensed consolidated financial statements included in this Report on Form 10-Q.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of September 30, 2022, we have $3.1 million in commitments for capital expenditures, related to equipment leases.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the nine months ended September 30, 2022, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, we continued to execute upon our 2021 planned remediation actions as disclosed in Item 9A. of our 2021 Annual Report on Form 10-K which was filed with the SEC on April 6, 2022, which are all intended to strengthen our overall control environment. This includes hiring additional accounting personnel at our corporate headquarters and other locations. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor, implement, test and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2022, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its Chief Financial Officer Robert Denton were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by issuing allegedly false or misleading statements about the Company, initially over an alleged class period running from March into early July 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in the Company’s common stock during the alleged class period. Defendants moved to dismiss lead plaintiffs’ amended complaint; and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.

On September 27, 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing of the appeal is expected to be extended into early 2023. The Company cannot predict the outcome of that appeal or the timing of a decision on it.

Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. The Company cannot predict the impact of the securities class action’s dismissal on the shareholder derivative lawsuits.

The Company is also a nominal defendant in an action filed in January 2022 in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 VM. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors in the action requested and received court permission to file a motion to dismiss the action. The motion was filed in July 2022, and the plaintiff has opposed it. Thereafter, the Court ordered additional briefing on the motion, which is currently scheduled to conclude in mid-November 2022. There is otherwise no current activity in the case. The Company cannot predict the outcome of the motion to dismiss, the timing of court action on the requests, or the outcome of the lawsuit more generally. While the Company again notes that plaintiff seeks no relief against the Company, several of the defendant investors have made demands on the Company that it indemnify their costs of defending the action, invoking provisions in the agreements by which the investors acquired Company securities.

On January 18, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of New York styled Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd., Index No. 650278/2022, alleging: (1) breach of employment agreement, (2) breach of duty of good faith, (3) constructive dismissal, (4) indemnification, (5) violation of the Employment Standards Act 2000 of Ontario, and (6) defamation. On February 25, 2022, the Company filed a motion to dismiss on the ground that venue is improper. In response, plaintiffs’ counsel has advised that they will be amending their complaint to address the arguments in the Company’s venue motion. Plaintiffs filed an amended complaint on March 17, 2022, adding a claim for reformation of the plaintiffs’ employment agreements to address the Company’s lack of venue argument and a claim for breach of escrow agreement regarding alleged release of shares held in escrow pursuant to the parties’ Purchase and Sale Agreement (the “PSA”). On April 25, 2022, the Company filed a motion for partial dismissal of the plaintiffs’ amended complaint seeking (1) dismissal of the plaintiffs’ claims for indemnification and defamation and (2) a stay of plaintiffs’ claim for breach of escrow agreement pending the required arbitration of this claim. At the hearing on this motion to dismiss on June 14, 2022, the Company was successful in having (1) the indemnification claim dismissed with prejudice and (2) the claim for breach of escrow agreement stayed pending arbitration of this claim before the American Arbitration Association (“AAA”). On June 3, 2022, plaintiffs commenced their AAA arbitration proceeding regarding their claim for breach of escrow agreement by filing an arbitration demand.

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

On October 3, 2022, the parties reached a full and complete settlement of the New York state action and the AAA arbitration proceeding and both proceedings have been dismissed with prejudice.

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

On March 4, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our common stock, and our common stock has continued to trade on The Nasdaq Capital Market under the symbol “GNUS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted an initial grace period of 180 calendar days, or until August 31, 2022 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. Compliance would be achieved automatically and without further action if the closing bid price of our common stock remained at or above $1.00 for a minimum of 10 consecutive business days at any time during the Initial Compliance Period. We did not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period.

On September 1, 2022, we received a new notice from Nasdaq notifying us that it had determined to grant us an extension of another 180 days, or until February 27, 2023 (the “Second Compliance Period”) to regain compliance with the Minimum Bid Price Requirement. According to this second notice, if at any time during the Second Compliance Period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Capital Market. If, however, compliance with the Minimum Bid Price Requirement cannot be demonstrated by February 27, 2023, Nasdaq will provide written notification that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a panel. There can be no assurance that, if we do appeal Nasdaq’s delisting determination to the panel, such appeal would be successful.

Risks Related to the Wow Acquisition

We may not realize all of the anticipated financial, marketing and operational benefits of the Wow Acquisition.

The benefits we expect to achieve as a result of the Wow Acquisition will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Wow’s business and operations with our business and operations. Even if we are able to integrate our business with Wow’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs, achieve growth plans, or effectively increase market share exposure. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with Wow’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.

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

GENIUS BRANDS INTERNATIONAL, INC.

Date: November 14, 2022	By:	/s/ Andy Heyward
Andy Heyward Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Robert L Denton
Robert L. Denton Chief Financial Officer
(Principal Financial and Accounting Officer)

