Form 10-K
period 2022-12-31
Genius Brands International, Inc.
filed 2023-04-13
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $7.57 per share as of the last business day of the registrant’s most recently completed second fiscal quarter was $250,419,355.
As of April 12, 2023, the registrant had 32,059,657 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Genius Brands International, Inc.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:
•our ability to generate revenue or achieve profitability;
•our ability to obtain additional financing on acceptable terms, if at all;
•fluctuations in the results of our operations from period to period;
•general economic and financial conditions; the adverse effects of public health epidemics, including the recent coronavirus outbreak (“COVID-19”), on our business, results of operations and financial condition;
•our ability to anticipate changes in popular culture, media and movies, fashion and technology;
•competitive pressure from other distributors of content and within the retail market;
•our reliance on and relationships with third-party production and animation studios;
•our ability to market and advertise our products;
•our reliance on third parties to promote our products;
•our ability to keep pace with technological advances;
•performance of our information technology and storage systems;
•a disruption or breach of our internal computer systems;
•our ability to retain key personnel;
•our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets and successfully integrate the business of acquired companies;
•the impact of federal, state or local regulations on us or our vendors and licensees;
•our ability to protect and defend against litigation, including intellectual property claims;
•the volatility of our stock price;
•the marketability of our stock;
•our broad discretion to invest or spend the proceeds of our financings in ways with which our stockholders may not agree and may have limited ability to influence; and
•other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”
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
ii

PART I
Item 1.    Business
Overview

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, we distribute our content primarily on streaming platforms and television and license our properties for a broad range of consumer products based on our characters. We are a “work for hire” producer for many of the streaming outlets and animated content intellectual property ("IP") holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of our recent acquisition of Wow Unlimited Media Inc.'s and related titles, our programs, along with those programs we license, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, our free ad supported TV ("FAST") channels and our subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other platforms. Our in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz, and the upcoming Shaq’s Garage starring Shaquille O’Neal, scheduled to debut in the second quarter of 2023. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.

We also license our programs to other services worldwide, in addition to the operation of our own channels, including but not limited to Netflix, HBO Max, Paramount+, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.

Through our investments in Germany’s Your Family Entertainment (“YFE”), a publicly traded company on the Frankfurt Exchange (RTV-Frankfurt), we have gained access to one of the largest animation catalogues in Europe with over 50 titles consisting of over 1,600 episodes, and a global distribution network which currently covers over 60 territories worldwide.

Through the ownership of WOW Unlimited Media Inc. (“Wow”), we established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels.

We have rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe (“SLU”), through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).

We also own Beacon Media Group ("Beacon"), the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka, Moose Toys, and JAKKS Pacific.
In addition, we own the Canadian company Ameba Inc. (“Ameba”), which distributes a profitable SVOD service for kids, and has become the focal point of revenue growth for Genius Networks’ subscription offering.

We and our affiliates provide world class animation production studios, a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house consumer products licensing infrastructure to fully exploit the content.

Recent Developments
On February 6, 2023, our board of directors approved a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into 1 share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of our outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of

10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
2022 Investments
On January 13, 2022, we acquired Ameba Inc. ("Ameba") and gained access to its kid-safe platform technology and 13,000 episodes of owned and licensed content. Refer to Note 3 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
On April 6, 2022, we completed the acquisition of Wow. On October 26, 2021, our wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. We purchased 100% of the issued and outstanding shares of Wow, including Wow's subsidiary Frederator, for $38.3 million in cash and 1,105,708 shares of our common stock. The plan of arrangement and final agreement, together with the acquisition of Wow’s Mainframe Studios and its subsidiary Frederator, are referred to as the “Wow Acquisition.” Refer to Note 3 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
On December 1, 2021, we completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 228,127 shares of our common stock (valued at approximately $3.4 million), we received 3,000,500 shares of YFE’s common stock, a 28.7% ownership in YFE. Following the initial equity investment in YFE, we participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, we purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.3 million EUROS ($6.0 million USD) in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into $2.6 million shares of YFE common stock, 304,431 of which were purchased by us, at 2.00 EUROS per share or $0.6 million EUROS ($0.7 million USD). On April 5, 2022, we exercised our subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million EUROS ($2.9 million USD), increasing the number of YFE’s outstanding shares to 6,857,132. During the fourth quarter of 2022, we did not take part in a round of financing raised by YFE which increased YFE's outstanding shares and therefore decreased our ownership in YFE from 48.03% to 44.8% as of December 31, 2022.

Strategy
Our over arching strategic goal is to be a leading global producer and distributor of kids’ media. To achieve that goal, we are developing, producing, marketing and licensing new branded children’s entertainment properties. The criteria for moving forward on a new project include positive social messaging and fun and unique storytelling. We have invested heavily into our wholly owned worldwide distribution system and our content is also available to kids and families on a multitude of platforms and devices. We also have a licensing team to develop and sell consumer products based on the brands we own or manage.
Our Products
During 2022, we produced numerous IP and service titles including:
Ukulele U: Ukulele U is a live-action IP preschool music series for the Canadian Broadcasting Corporation (“CBC”) in Canada. Renowned music producer Bob Ezrin (Alice Cooper, Pink Floyd, U2, Peter Gabriel) and award-winning performer Melanie Doane spearheaded the project. The Company’s Mainframe subsidiary completed delivery of 52 x 7 minute episodes.
Team Zenko Go!: Team Zenko Go! is a preschool computer animated children's streaming television series produced by DreamWorks Animation Television and our subsidiary Mainframe Studios. During the second quarter of 2022, Mainframe completed delivery of the 44 x 11-minute episode series to Netflix. DreamWorks distributes the title globally.
Rainbow Rangers: Season 3 of our popular IP series launched on the Kartoon Channel! on April 15, 2022. From Shane Morris, the writer of Frozen, and Rob Minkoff, the director of The Lion King, this animated IP series presents the adventures of seven magical girls from Kaleidoscopia, who serve as Earth’s guardians and first-responders.
Bee & PuppyCat: Lazy in Space: In September 2022, the Company’s Frederator Studios animated IP series premiered on Netflix. During the fourth quarter of 2022, we created an online store for Bee & PuppyCat merchandise and also announced that it has partnered with Toho Co., Ltd. of Japan for global distribution and merchandising & licensing exploitation of the brand.
Guava Juice: Guava Juice is a 2D animated IP series, produced in partnership with Studio71 and YouTube sensation Roi Fabito, who boasts a 16.5 million subscriber channel on YouTube. As of December 31, 2022, Mainframe completed delivery of 26 x 11-minute episodes to YouTube.
Shaq’s Garage: Shaq’s Garage production continues on this animated IP series, starring and co-produced by NBA legend, Shaquille O’Neal, is a children’s animated series about the secret adventures of Shaquille’s extraordinary collection of cars, trucks, and other unique vehicles—the Shaq Pack. Shaq’s Garage is expected to be launched on the Kartoon Channel! during the second quarter of 2023.
Madagascar: A Little Wild: Madagascar: A Little Wild based upon the successful movie series is an American computer-animated streaming television series about the young residents of the Central Park Zoo who have big dreams and big plans; in a celebration of being yourself and never giving up, Alex, Marty, Gloria and Melman pursue their dreams, with abandon, no matter the size. During the fourth quarter of 2022, Mainframe completed delivery of 52 x 22-minute animated episodes for DreamWorks Animation on a services basis.

Cocomelon: Cocomelon specializes in 3D animation videos of both traditional nursery rhymes and original children's songs. Mainframe produces content on a services basis for Moonbug Productions USA Inc. and delivered 49 x 3.5 minutes of animated shorts in the second quarter of 2022. Production continues on an additional 64 x 3 minutes of shorts with deliveries scheduled throughout 2023 and into the first quarter of 2024.
Eggventurers: Eggventurers is a preschool animated series featuring a zany cast of egg characters who jump into grand engineering adventures, building spectacular chain reaction machines to help them overcome obstacles and achieve their goals. Mainframe's production of this 13 x 7-minute animated series for GoldieBlox has spanned 2022 and final deliveries are scheduled for the second quarter of 2023.

Barbie Productions: throughout 2022, Mainframe produced and delivered several outstanding animated Barbie series, specials, shorts and vlogs including Barbie: It Takes Two, Barbie: Epic Road Trip, Barbie: Mermaid Power, Barbie: Skipper and the Big Babysitting Adventure and Barbie: Vlogger seasons 7 and 8 on a services basis for its longstanding client, Mattel. Production continues on additional projects with production and deliveries scheduled through the fourth quarter of 2023.
Octonauts: Above & Beyond: Octonauts is a children's television series based on the children's books written by Vicki Wong and Michael C. Murphy. The series is about a team of undersea explorers always ready to dive into action to explore new underwater worlds, rescue amazing sea creatures and protect the ocean. Production of Seasons 6 through 8 of this animated title for Silvergate Media on a services basis continued at Mainframe throughout 2022 and into 2023, with final deliveries scheduled for the fourth quarter of 2023.
Roblox Rumble: Kidaverse Roblox Rumble is an elimination-style competitive reality series featuring a diverse group of girls and boys across the United States, ages 8 to 12, who compete in 10 different Roblox games to win prizes and find out who is the ultimate gamer. Genius commenced production of this series in 2022 and completed production in 2023. The series premiered on Kartoon Channel! during March of 2023.

Spin Master Productions: throughout 2022, Mainframe produced on a services basis and delivered several animated series, specials and shorts for Unicorn Academy, the fantasy-adventure children’s franchise owned by its client, Spin Master, a global Canadian toy and entertainment company. Production and deliveries are scheduled to continue through the third quarter of 2023.
Licensed Content
In addition to the wholly owned or partially-owned properties listed above, we represent Llama Llama, Bee & PuppyCat and Castlevania in the licensing and merchandising space.
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
The Kartoon Channel! is available in over 100 million U.S. television households and on over 400 million devices, delivering numerous episodes of carefully curated family-friendly content. The channel features animated programs for little kids, including “Peppa Pig Shorts,” “Super Simple Songs,” “Mellodees,” “Finny the Shark,” “Strawberry Shortcake” and content for bigger kids, such as “Angry Birds,” “Yu-Gi-Oh” and “Bakugan,” to original programming like "Rainbow Rangers" and "Stan Lee’s Superhero Kindergarten,” starring Arnold Schwarzenegger. The Kartoon Channel! also offers STEM-based content through its Kartoon Classroom!, including “Baby Genius,” and more.
Distribution
Content
Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy, ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast in key territories around the world but also across a multitude of digital platforms. We have strong relationships with and actively solicit placement for our content with major linear broadcasters, as well as on the digital side with Netflix, Comcast’s Xfinity platform, AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, YouTube, Cox, Dish, Sling, Xumo and Connected TV. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, video on demand (“VOD”), and digital distribution.
Finally, we expanded our long-term strategic partnership with Sony Pictures Home Entertainment from domestic to global in January 2017. On August 31, 2018, Sony Pictures Home Entertainment assigned all of its rights and interest in our programs to Alliance Entertainment, LLC.
Consumer Products
A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly in licensing properties to a variety of manufacturers and occasionally to retailers. We currently have, across all brands, multiple licensees and hundreds of licensed products either in development, in market or scheduled to enter the market. Products bearing our trademarks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Wal-Mart, Target, Barnes & Noble, Kohl’s, Amazon.com, Hot Topic and many more. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees can earn out, at which point we could earn additional revenue.
Marketing
Our marketing mission is to generate awareness and consumer interest in the brands of Genius via a 360-degree approach to reach audiences through all touchpoints. Successful marketing campaigns for our brands have not only included traditional marketing tactics but now also include utilizing social media influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers), strategic social media marketing, and cross-promotional consumer product campaigns. We also deploy digital and print advertising to support the brands, as well as work with external media relations professionals to promote our efforts to both consumer and industry. We consistently initiate strategic partnerships with brands that align and offer value to us. Our Kartoon Channel! platform, which has potential reach into over 100 million U.S. television households, provides additional reach to promote our content and consumer products.
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

Customers and Licensees

As of December 31, 2022, we have partnered with over 50 consumer products licensees. As of the same date, we licensed our content to over 40 broadcasters in more than 90 countries worldwide, as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, and others both domestically and internationally.
Government Regulation
The FCC requires broadcast networks to air a required number of hours of educational and informational content (E/I). We are subject to online distribution regulations, namely the FTC’s Children’s Online Privacy Protection Act (COPPA) which regulates the collection of information of children younger than 13 years old.
We are currently subject to regulations applicable to businesses generally, including numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to some of our customers is provided by third parties without recourse to us based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition. As an international production company, we are also subject to country-specific requirements such as federal and provincial content regulations and tax credit guidelines in Canada.
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
We also maintain websites which include our corporate website located at www.gnusbrands.com and many brand websites. These websites are subject to laws and regulations directly applicable to internet communications and commerce, which is a currently developing area of the law. The United States has enacted internet laws related to children’s privacy, copyrights and taxation. However, laws governing the internet remain largely unsettled. The growth of the market for internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the internet. We cannot predict with certainty what impact such laws will have on our business in the future. In order to comply with new or existing laws regulating internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.
Because our products are manufactured by third parties and licensees, we are not significantly impacted by federal, state and local environmental laws and do not have significant costs associated with compliance with such laws and regulations.
Intellectual Property
As of December 31, 2022, we own the following properties and related trademarks such as: “Rainbow Rangers,” “SpacePop,” “Secret Millionaires Club,”“Thomas Edison’s Secret Lab,” “Baby Genius,” “Kid Genius,” “Wee Worship,” “Kaflooey,” "Bravest Warriors," "Bee & Puppycat" and "Castlevania," as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have the United States trademark and various international trademarks applications pending for Kartoon Channel!, Kartoon Channel! Jr., KC! Pop Quiz, Little Genius and Little Genius Jukebox.
As of December 31, 2022, we hold 22 registered trademarks in multiple classes in the United States associated with the Genius brand. We also have a number of registered and pending trademarks in Europe, Australia, China, Japan and Mexico and other countries in which our products are sold. We also jointly hold 92 registered trademarks in multiple classes in multiple countries associated with our ownership interest in Stan Lee Universe, in addition to 6 pending trademarks.

As of December 31, 2022, we also hold 146 motion pictures, 42 sound recordings, and two literary work copyrights related to our video, music and written work products.
We have 50/50 ownership agreements with Martha Stewart and her related brand “Martha & Friends” and Gisele Bündchen’s and her related brand “Gisele & the Green Team.”
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
We are committed to responsible, ethical and inclusionary business practices as outlined below:
Human Capital Management
As of December 31, 2022, we employed 743 full-time employees and 57 independent contractors.
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
•In 2021, we created the role of Chief Diversity Officer. That role is responsible for both helping meet our hiring goals and reviewing the content we create.
•Our board of directors is diverse with representation from people of color and the LGBTQ community.
Preventing Harassment and Discrimination
We have enacted policies addressing harassment, discrimination and other behaviors that could create a hostile workplace, some of which are described below.
•We make training on preventing sexual harassment, discrimination and retaliation available to our employees.
•We expect employees to report any violations of Company policies, including sexual harassment, they witness. Among other ways, employees can report incidents of harassment using our anonymous complaint and reporting hotline.
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
Risks Relating to our Business
•We have incurred net losses since inception.
•If we are not able to obtain sufficient capital, we may not be able to continue our growth.
•Our revenues and results of operations may fluctuate from period to period.
•The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.
•Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.
•Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.
•We face competition from a variety of content creators that sell similar merchandise and have better resources than we do.
•The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third parties could negatively impact our business.
•We cannot assure you that our original programming content will appeal to our distributors and viewers or that any of our original programming content will not be cancelled or removed from our distributors’ platforms.
•Failure to successfully market or advertise our products could have an adverse effect on our business, financial condition and results of operations.
•The failure of others to promote our products may adversely affect our business.
•We may not be able to keep pace with technological advances.
•Failure in our information technology and storage systems could significantly disrupt the operation of our business.
•Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption and cause our business and reputation to suffer.
•Loss of key personnel may adversely affect our business.
•Litigation may harm our business or otherwise distract management.
•Our vendors and licensees may be subject to various laws and government regulations, violation of which could subject these parties to sanctions which could lead to increased costs or the interruption of normal business operations that could negatively impact our financial condition and results of operations.

•Protecting and defending against intellectual property claims may have a material adverse effect on our business.
•Any additional future acquisitions or strategic investments may not be available on attractive terms and would subject us to additional risks.
•We are exposed to investment risk with the acquisition of an equity interest in Your Family Entertainment AG.
•We operate internationally, which exposes us to significant risks.
•We are exposed to foreign currency exchange rate risk.
•A decrease in the fair values of our reporting units may result in future goodwill impairments.
Risk Related to our Indebtedness
•We have incurred indebtedness that could adversely affect our operations and financial condition.
Risk Related to Tax Rules and Regulations

•Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
•Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.
Risks Relating to our Common Stock
•Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.
•Our failure to meet the continued listing requirements of Nasdaq Capital Market could result in a delisting of our common stock.
•If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.
•If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.
•We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.
•We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.
•Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes beginning on Page F-1 of this Annual Report on Form 10-K.
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
We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2022, we generated net revenues of $62.3 million and incurred a net loss of $44.5 million, while for the previous year, we generated net revenue of $7.9 million and incurred a net loss of $126.3 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.
We will need to generate additional revenue and/or reduce costs to achieve profitability. We are generating revenues derived from our existing properties, properties in production, and new brands being introduced into the marketplace. However, the ability to sustain these revenues and generate significant additional revenues and reduce our expenses or achieve profitability will depend upon numerous factors some of which are outside of our control.
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
Production costs will be amortized according to the individual film forecasting methodology. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue, we would be required to adjust amortization of related production costs. These adjustments would adversely impact our business, operating results and financial condition.
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
For the year ended December 31, 2022, we incurred net realized and unrealized investment gains and losses, as described in Item 8, “Financial Statements and Supplementary Data” included herein.
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
We face various risks related to health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic. The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced consumer spending and lending activities. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. We experienced significant revenue declines in several of our markets as a result of COVID-19, primarily due to the supply chain issues that are affecting the toy industry and which impacted our Beacon subsidiary.
We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new virus variants, new information which may emerge concerning the severity of the COVID-19 pandemic, outbreaks occurring at any of our facilities, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deterioration in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, such as our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise. On March 15, 2022, we began implementing our “Return to Office” plan and currently the majority of the employees based in our Beverly Hills headquarters are in the office five days a week.

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
Our ability to compete in the animated content and entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited, or no, practical protection in some jurisdictions. It may be possible for unauthorized third parties to copy and distribute our productions or portions of our productions. In addition, although we own most of the music and intellectual property included in our products, there are some titles which the music or other elements are in the public domain and for which it is difficult or even impossible to determine whether anyone has obtained ownership or royalty rights. It is an inherent risk in our industry that people may make such claims with respect to any title already included in our products, whether or not such claims can be substantiated. For example, in July 2020, we received a letter from a law firm alleging that rights that we had licensed from POW! Entertainment, LLC ("POW"). had already been sold to another company, Proxima. This matter was settled by POW in November 2021, but the settlement negotiations were costly and required diversion of management attention. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, operating results or financial condition.
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
During the year ended December 31, 2021, we acquired an equity interest in Your Family Entertainment AG (“YFE”). We are exposed to the risk of success of the YFE business. We are also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Germany. If YFE fails to perform to our expectations, it could have a material adverse effect on our results of operations or financial condition.

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
We have expanded into international operations, including the acquisitions of Wow and Ameba and our investment in YFE. As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion. Operating in international markets requires significant resources and management attention, and subjects us to legal, regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and further international expansion efforts may not be successful.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
•Fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•Currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•Restrictions on the transfer of funds;
•Difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure, employee attrition and legal compliance costs associated with numerous international locations;
•Our ability to effectively price our products in competitive international markets;
•New and different sources of competition;
•The need to adapt and localize our products for specific countries;
•Challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•International trade policies, tariffs and other non-tariff barriers, such as quotas;
•The continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine; and
•Adverse consequences relating to the complexity of operating in multiple international jurisdictions with different laws, regulations and case law which are subject to interpretation by taxpayers, including us.
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

Wow's functional currency is the Canadian dollar, therefore their financial results are translated into USD, our reporting currency, upon consolidation of our financial statements. We are then exposed to more significant currency fluctuation risks as a result of the Wow Acquisition. Fluctuations between the foreign exchange rates, in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.

Further, each entity conducts a growing portion of their businesses in currencies other than such entity's own functional currency. Therefore, in addition to the foreign currency translation risk, we face exposure to adverse movements in currency exchange rates with each transaction made outside of the entities' functional currency. If the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). However, if the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). As exchange rates vary, sales and other operating results, when remeasured, may differ materially from expectations. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.
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
RISK RELATING TO OUR INDEBTEDNESS
We have incurred indebtedness that could adversely affect our operations and financial condition.
As of December 31, 2022, we and our subsidiaries have production loan facility obligations of approximately $18.3 million and advances outstanding of $1.7 million under our senior secured revolving credit facility. We also had an outstanding margin loan of $60.8 million secured by our marketable investment securities as of December 31, 2022. The facilities are guaranteed by us and the security reflects substantially all of our tangible and intangible assets including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. The facilities and the margin loan are generally repayable on demand and are subject to customary default provisions, representations and warranties and other terms and conditions.
Our level of debt could have adverse consequences on our business, such as making it more difficult for us to satisfy our obligations with respect to our other debt; limiting our ability to refinance such indebtedness or to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes; increasing our vulnerability to economic downturns and adverse developments in our business; exposing us to the risk of increased interest rates as certain of our borrowings are at fixed long term rates and or variable rates of interest; limiting our flexibility in planning for, and reducing our flexibility in reacting to, changes in the conditions of the financial markets and our industry; placing us at a competitive disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.
RISK RELATED TO TAX RULES AND REGULATIONS

Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
Original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production, or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations would be materially adversely affected.
Further we are subject to ordinary course audits from the Canada Revenue Agency (“CRA”) and Provincial agencies. Changes in administrative policies by the CRA or subsequent review of eligibility documentation may impact the collectability of these estimates. We continuously review the results of these audits to determine if any circumstances arise that in management’s judgment would result in previously recognized tax credit receivables to be considered no longer collectible. While we believe our estimates are reasonable, we cannot assure you that final determinations from any review will not be materially different from those reflected in our financial statements. Any adverse outcome from any examinations may have an adverse effect on our business and operating results, which could cause the market price of our securities to decline.
Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.
We are subject to income taxes in Canada, the U.S. and foreign tax jurisdictions. We also conduct business and financing activities between our entities in various jurisdictions and we are subject to complex transfer pricing regulations in the countries in which we operate. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. In addition, due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in tax laws or regulations or the interpretation thereof, (including those affecting the allocation of profits and expenses to differing jurisdictions), by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the expected timing and amount of the release of any tax valuation allowance, or by the tax effects of stock-based compensation. Unanticipated changes in our effective tax rates could affect our future results of operations.
Further, we may be subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that final determinations from any examinations will not be materially different from those reflected in our historical income tax provisions and accruals. Any adverse outcome from any examinations may have an adverse effect on our business and operating results, which could cause the market price of our securities to decline.
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
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted an initial grace period of 180 calendar days, or until August 31, 2022 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. We did not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period, but on September 1, 2022, we received another notice from Nasdaq notifying us that it had determined to grant us an extension of another 180 days, or until February 27, 2023 (the “Second Compliance Period”) to regain compliance with the Minimum Bid Price Requirement. On February 10, 2023, we effected a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-10 in order to regain compliance with the Minimum Bid Price Requirement, and on February 28, 2023, we received written notification from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and that this matter is now closed. However, there is no guarantee that we will be able to maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements in the future.
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
As of April 12, 2023, approximately 30,018,578 shares of common stock of the 32,059,657 shares of common stock issued and outstanding are free trading. As of December 31, 2022, there are 423,793 shares of common stock underlying outstanding warrants that could be sold pursuant to Rule 144 to the extent permitted by any applicable vesting requirements as well as 4,009,800 shares of common stock underlying registered warrants. Lastly, as of December 31, 2022, there are 1,351,421 shares of common stock underlying outstanding options granted, 1,939,985 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 98,672 shares reserved for issuance under our Genius Brands International, Inc. 2020 Incentive Plan.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties

Our principal office is located in Beverly Hills, California, where we lease 5,838 square feet of general office space. We also lease 45,119 square feet of general office space located in Vancouver, Canada, 6,845 square feet of general office space in Toronto, Canada and 4,765 square feet of general office space in Lyndhurst, New Jersey. We believe our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices. See Note 20 in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

Item 3.    Legal Proceedings
As of December 31, 2022, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.
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
On September 27, 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing of the appeal has concluded. The Company cannot predict whether the Court will entertain oral argument of the appeal, when a hearing might be scheduled, the outcome of the appeal or the timing of a decision on the appeal.
Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several punitive stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. The Company cannot predict the impact of the securities class action’s dismissal on the shareholder derivative lawsuits.
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
On February 6, 2023, our board of directors approved a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of our common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse split also applied to common stock issuable upon the exercise of our outstanding warrants and stock options. The reverse split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
Stockholders
As of April 12, 2023, there were approximately 348 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.
Recent Sales of Unregistered Securities
None.
Company Purchases of Equity Securities

The Company repurchased 41,934 shares of its common stock as settlement in a lawsuit. The purchase was not made pursuant to a publicly announced repurchase plan or program. The table below summarizes such repurchase during the quarterly period ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	41,934	$19.90	–	n/a
November 1, 2022 – November 30, 2022	–	–	–	–
December 1, 2022 - December 31, 2022	–	–	–	–
Total	41,934	$19.90	–	–

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
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Developments
On February 6, 2023, our board of directors approved a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into 1 share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of our outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
2022 Investments
On January 13, 2022, we acquired Ameba Inc. ("Ameba") and gained access to its kid-safe platform technology and 13,000 episodes of owned and licensed content. Refer to Note 3 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
On April 6, 2022, we completed the acquisition of Wow. On October 26, 2021, our wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. We purchased 100% of the issued and outstanding shares of Wow, including Wow's subsidiary Frederator, for $38.3 million in cash and 1,105,708 shares of our common stock. The plan of arrangement and final agreement, together with the acquisition of Wow’s Mainframe Studios and its subsidiary Frederator, are referred to as the “Wow Acquisition.” Refer to Note 3 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
On December 1, 2021, we completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 228,127 shares of our common stock (valued at approximately $3.4 million), we received 3,000,500 shares of YFE’s common stock, a 28.7% ownership in YFE. Following the initial equity investment in YFE, we participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, we purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.3 million EUROS ($6.0 million USD) in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into $2.6 million shares of YFE common stock, 304,431 of which were purchased by us, at 2.00 EUROS per share or $0.6 million EUROS ($0.7 million USD). On April 5, 2022, we exercised our subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million EUROS ($2.9 million USD), increasing the number of YFE’s outstanding shares to 6,857,132. During the fourth quarter of 2022, we did not take part in a round of financing raised by YFE which increased YFE's outstanding shares and therefore decreased our ownership in YFE from 48.03% to 44.8% as of December 31, 2022.

Results of Operations
Our summary results for the years ended December 31, 2022 and 2021 are below:
Revenues

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Production Services	$29,620	$–	$29,620	–%
Content Distribution	24,747	1,102	23,645	2,146%
Licensing & Royalties	2,841	1,605	1,236	77%
Media Advisory & Advertising Services	5,091	5,166	(75)	(1)%
Total Revenue	$62,299	$7,873	$54,426	691%

Production Services revenue is generated specifically by Wow providing animation production services for the year ended December 31, 2022.

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

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the year ended December 31, 2022, increased 2,146% as compared to the year ended December 31, 2021 primarily due to the acquisition of Ameba, Wow and Frederator, increasing Content Distribution revenue by $23.9 million.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the year ended December 31, 2022 increased 77% as compared to the year ended December 31, 2021 primarily due to entering an agreement for the licensing of certain Stan Lee Assets.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group ("Beacon"), which we acquired on February 1, 2021.
Expenses

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$1,834	$5,442	$(3,608)	(66)%
Direct Operating Costs	49,360	21,987	27,373	124%
General and Administrative	45,851	35,967	9,884	27%
Impairment of Intangible Assets	4,117	3,452	665	19%
Impairment of Goodwill	4,857	4,778	79	2%
Total Expenses	$106,019	$71,626	$34,393	48%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to a decrease in marketing and advertising expenses incurred to promote the Kartoon Channel! as well as the launch of Superhero Kindergarten.
Direct Operating Costs during the year ended December 31, 2022 consist primarily of salaries and related expenses for the animation production services employees of Mainframe and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that have rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs.
The acquisition of Ameba, Wow and Frederator increased Direct Operating Costs for the year ended December 31, 2022 by $41.9 million as compared to the year ended December 31, 2021. The increase is partially offset by a decrease in the write-downs of film and television costs of $11.4 million recorded during the year ended December 31, 2022 as compared to the write-downs recorded during the year ended December 31, 2021.
General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $9.9 million increase in general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the consolidation of Ameba, Wow and Frederator general and administration expenses of $9.8 million. The expenses during the year ended December 31, 2022 primarily consisted of $10.8 million in salary and wage expenses, $10.9 million in stock based compensation expense, $4.5 million in costs associated with the acquisition of Wow and Frederator and $4.7 million of depreciation and amortization expense related to depreciation of our property and equipment and amortization of our intangible assets and our right of use lease assets.
During the year ended December 31, 2022, as a result of our annual impairment testing, we recorded a non-cash intangible impairment charge of $4.1 million for a determined decrease in value of Beacon's Customer Relationships and Non-Compete Agreements and a non-cash goodwill impairment charge of $4.9 million indicating that the carrying value of the Media Advisory & Advertising Services reporting unit exceeded the estimated fair value. Refer to Note 10 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
During the year ended December 31, 2021, we recorded a non-cash intangible impairment charge of $3.5 million for the discontinued use of the ChizComm tradename and we recorded a non-cash goodwill impairment charge of $4.8 million due to our annual impairment test indicating that the carrying value of the Media Advisory & Advertising Services reporting unit exceeded the estimated fair value.
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows:

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Interest Expense (a)	$(2,329)	$(20)	$(2,309)	11,545%

Gain on Warrant Revaluation (b)	557	342	215	63%
Loss on Foreign Exchange (c)	(2,161)	(26)	(2,135)	8,212%
Loss on Marketable Securities Investments (d)	(413)	(70)	(343)	490%
Gain (Loss) on Revaluation of Equity Investment in YFE (e)	1,392	(106)	1,498	(1,413)%
Interest Income (f)	1,015	559	456	82%
Finance Lease Interest Expense (g)	(116)	–	(116)	–%
Warrant Incentive Expense (h)	–	(69,139)	69,139	(100)%
Gain on Contingent Consideration Revaluation (i)	1,345	5,846	(4,501)	(77)%
Other	6	–	6	–%
Other Income (Expense)	$1,625	$(62,594)	$64,219	(103)%

(a)	Interest expense during the year ended December 31, 2022 primarily consisted of $1.3 million of interest incurred on the margin loan collateralized by the marketable security investments and $0.9 million of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.
(b)	The gain on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.
(c)	The loss on foreign currency exchange during the year ended December 31, 2022 primarily relates to the EURO strengthening against the USD compared to the year ended December 31, 2021. The remeasurement of the investment in YFE’s equity securities resulted in a foreign exchange loss of $1.4 million and the remeasurement of cash held in a German bank account resulted in a foreign exchange loss of $0.5 million. For the year ended December 31, 2021 the loss on foreign currency exchange is related to foreign currency denominated monetary transactions.
(d)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(e)	The fair value revaluation of the investment in YFE, accounted for using the fair value option, as of December 31, 2022, resulted in a $1.4 million gain. The gain is a result of the increase in YFE’s stock price as of December 31, 2022, as compared to December 31, 2021.
(f)	Interest Income during the year ended December 31, 2022, primarily consisted of cash interest received of $2.0 million from the investments in marketable securities, net of premium amortization expense of $1.1 million.
(g)
The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, we did not have any finance leases.

(h)	The Warrant Incentive Expense was related to the fair value of new warrants issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(i)	The gain on contingent consideration revaluation is related to the change in fair value of the liability recorded for the earn-out arrangement with the sellers of the ChizComm entity acquired during 2021. The favorable decrease in the liability was based on updated assumptions utilized to value the contingency as of each period presented.

Liquidity and Capital Resources
During the year ended December 31, 2022, our cash, cash equivalents and restricted cash decreased by $2.6 million. The decrease was primarily due to cash used in investment activities, inclusive of the Wow and Ameba acquisitions and the YFE investments, totaling $30.9 million, $23.7 million used in operational activities, $1.3 million of principal payments made on finance leases and $1.2 million distributed to SLU. Cash used was offset by $55.3 million of proceeds provided by the margin loan, production facilities and bank indebtedness, net of repayments.
As of December 31, 2022, we held available-for-sale marketable securities with a fair value of $83.7 million, a decrease of $28.8 million as compared to December 31, 2021. The decrease was primarily due to selling $14.1 million securities during the year, additional prepayment proceeds of $7.9 million on principals for certain mortgage-backed securities and an increase in unrealized loss of $5.4 million for the securities still held. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
We borrowed an additional $68.8 million from our investment margin account during the year ended December 31, 2022 and repaid $15.7 million with cash received from sales and/or redemptions of our marketable securities. During the year ended December 31, 2022, the borrowed amounts were used to finance our additional investments in YFE and the closing of the acquisitions of Ameba and Wow, in each case pledging certain of our marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 2.59% and 0.72% on an average margin loan balance of $48.2 million and $5.9 million during the years ended December 31, 2022 and December 31, 2021, respectively. We incurred interest expense on the loan of $1.3 million during the year ended December 31, 2022. The amount of interest incurred on the margin loan during the year ended December 31, 2021 was insignificant. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on our consolidated balance sheets. As of December 31, 2022 and December 31, 2021, our margin loan balance was $60.8 million and $6.4 million, respectively.
Upon the acquisition of Wow, we assumed certain credit facilities (the “Facilities”). The Facilities are comprised of: (i) an $8.0 million CAD revolving demand facility, (ii) a $4.3 million CAD equipment lease line, (iii) a treasury risk management facility for foreign exchange forward contracts, (iv) interim financing facilities for specific production titles and (v) a $1.4 million CAD equipment lease facility, separate from the equipment lease line. Refer to Note 13 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
Working Capital
As of December 31, 2022, we had current assets of $139.5 million, including cash and cash equivalents of $7.4 million and marketable securities of $83.7 million, and our current liabilities were $110.9 million. We had working capital of $28.6 million as of December 31, 2022 as compared to working capital of $115.1 million as of December 31, 2021. The decrease of $86.4 million in working capital as compared to December 31, 2021 was primarily due to a decrease in our cash and cash equivalents and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of Wow and Ameba and additional short-term borrowings from our margin loan account.
During the year ended December 31, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the Years Ended December 31, 2022 and December 31, 2021
Our total cash, cash equivalents and restricted cash as of December 31, 2022 and December 31, 2021 was $7.4 million and $10.1 million, respectively.

	Year Ended December 31,
	2022	2021	Increase (Decrease) in Net Cash
	(in thousands)
Net Cash Used in Operating Activities	$(23,653)	$(23,819)	$166
Net Cash Used in Investing Activities	(30,937)	(128,732)	97,795
Net Cash Provided by Financing Activities	52,174	62,171	(9,997)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(212)	(16)	(196)
Decrease in Cash, Cash Equivalents and Restricted Cash	$(2,628)	$(90,396)	$87,768

Net Noncash Expenses
Items necessary to reconcile from net loss to cash flow used in operating activities included net noncash expenses of $40.1 million for the year ended December 31, 2022 as compared to net noncash expenses of $108.9 million for the year ended December 31, 2021. The majority of the decrease of $68.9 million was due to the $69.1 million incurred in the prior year for warrant incentive expense that did not incur in the current year, a decrease in write-downs of film and television costs of $11.4 million and a decrease of $5.6 million in stock based compensation expense. The decreases in non-cash expenses incurred during December 31, 2022, were offset by an increase in amortization of film and television costs $4.8 million, an increase in the write-off of the contingent consideration liability of $4.5 million, an increase of $2.1 million in the depreciation of property, plant and equipment and an increase of $1.7 million in the amortization of ROU assets.
Change in Operating Assets and Liabilities
The change in the net increase in operating asset activity of $1.9 million as of December 31, 2022 compared to December 31, 2021 was primarily due to acquisition of the tax credits earned, net by the Wow entity of $4.2 million.
The change in operating liability activity of $10.9 million as of December 31, 2022 compared to December 31, 2021 was primarily due to the decrease in deferred revenue of $7.8 million and accrued production costs of $3.2 million.
Change in Investing Activities
Cash used in investing activities for the year ended December 31, 2022 decreased $97.8 million as compared to cash used during the year ended December 31, 2021. The decrease was primarily due to the decrease of cash used in investments of marketable securities of $305.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease of cash used in investing activities is offset by a decrease of $168.4 million in cash received from our investments in marketable securities and an increase of $39.6 million in our investment activity related to the acquisitions of Wow and Ameba and investments in YFE, as compared to the acquisition of Beacon in the prior year period.
Change in Financing Activities
Cash provided by financing activities for the year ended December 31, 2022 decreased by $10.0 million as compared to cash provided during the year ended December 31, 2021. The primary source of cash during the year ended December 31, 2022 was the net proceeds borrowed from our margin loan of $53.1 million and $2.0 million from production loans, compared to the primary source of cash during the year ended December 31, 2021 of $57.3 million from the warrant exercise during January 2021.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $103.4 million as of December 31, 2022, of which about $74.3 million, could be owed within one year, if the margin loan and interim production facilities are called. For additional information on our contractual commitments and timing of future payments see Note 20 of the consolidated financial statements included in this Annual Report on Form 10-K.
We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of December 31, 2022, we have $2.6 million in commitments for capital expenditures, related to equipment leases.
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
Business Combinations
We account for transactions that are classified as business combinations in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Once a business is acquired, we allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that management use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions management believes to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.
Variable Interest Entities
We hold an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets and that requires additional financial support from us to continue operations. Our total cash investment in SLU was $2.0 million as of December 31, 2021. As of December 31, 2022, our investment in SLU was $1.2 million, net $0.8 million of distributions. We are considered the primary beneficiary and are required to consolidate the VIE.
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
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment. We continuously assess whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in us consolidating its collaborators or partners.

Foreign Currency Forward Contracts
Our wholly-owned subsidiary, Wow, is exposed to fluctuations in various foreign currencies against its functional currency, the Canadian dollar. Wow uses foreign currency derivatives, specifically foreign currency forward contracts ("FX forwards"), to manage its exposure to fluctuations in the CAD-USD exchange rates. FX forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX forwards are typically settled in CAD for their fair value at or close to their settlement date. We do not currently designate any of the FX forwards under hedge accounting and therefore reflect changes in fair value as unrealized gains or losses immediately in earnings as part of the revenue generated from the transactions hedged. We do not hold or use these instruments for speculative or trading purposes.
Per FASB ASC 815-10-45, Derivatives and Hedging, we have elected an accounting policy to offset the fair value amounts recognized for eligible forward contract derivative instruments. Therefore, we present the asset or liability position of the FX Forwards that are with the same counterparty net as either an asset or liability in our consolidated balance sheets.
Tax Credits Receivable
The Canada Revenue Agency (“CRA”) and certain Provincial governments in Canada provide programs that are designed to assist film and television production in the form of refundable tax credits or other incentives.
Estimated amounts receivable in respect of refundable tax credits are recorded as an offset to the related production operating cost, or to investment in film and television costs when the conditions for eligibility of production assistance based on the government’s criteria are met, the qualifying expenditures are made and there is reasonable assurance of realization. Determination of when and if the conditions of eligibility have been met is based on management’s judgment, and the amount recognized is based on management’s estimates of qualifying expenditures. The ultimate collection of previously recorded estimates is subject to ordinary course audits from the CRA and Provincial agencies. Changes in administrative policies by the CRA or subsequent review of eligibility documentation may impact the collectability of these estimates. We continuously review the results of these audits to determine if any circumstances arise that in management’s judgment would result in a previously recognized amount to be considered no longer collectible.
We classify the tax credits receivable as current based on their normal operating cycle. Government assistance, in the form of refundable tax credits, is relied upon as a key component of production financing. These amounts are claimed from the CRA through the submission of income tax returns and can take up to 18 to 24 months from the date of the first tax credit dollar being earned to being received. As this financing is fundamental to our ability to produce animated productions and generate revenue in the normal course of business, the normal operating cycle for such assets is considered to be a 12-to-24-month period, or the time it takes for the CRA to assess and refund the tax credits earned.
As of December 31, 2022, $26.3 million in current tax credit receivables related to Wow’s film and television productions was recorded, net of $0.2 million recorded as an allowance. The allowance is related to uncertainties in tax credits applied for in the amount of $1.6 million with a Provincial government which we had not yet established a history.
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
Productions in Development
Capitalized development costs are reclassified to productions in progress once the project is approved and physical production of the film or television program commences. Development costs include the costs of acquiring film rights to books, scripts or original screenplays and the third-party costs to adapt such projects, including visual development and design. Advances or contributions received from third parties to assist in development are deducted from these costs.
Productions in Progress

For our film and television programs in progress, capitalized costs include all direct production and financing costs incurred during production that are expected to provide future economic benefit to us. Borrowing costs and depreciation are capitalized to the cost of a film or television program until substantially all of the activities necessary to prepare the film or television program for its use intended by management are complete.
Completed Productions
Completed productions are carried at the cost of proprietary film and television programs which have been produced by us or to which we have acquired distribution rights, less accumulated amortization and accumulated impairment losses.
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of business, some titles are more successful or less successful than anticipated. Management reviews the ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on the consolidated statements of operations. See further discussion in Note 9 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for impairment charges recorded during the year ended December 31, 2022.
All capitalized costs that exceed the initial market firm commitment revenue are expensed in the period of delivery of the episodes. Additionally, for episodic series, from time to time, we develop additional content, improved animation and bonus songs/features for its existing content. After the initial release of the episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired in business combinations accounted for by the acquisition method. In accordance with FASB ASC 350, Intangibles Goodwill and Other, goodwill and certain intangible assets are presumed to have indefinite useful lives and are thus not amortized, but subject to an impairment test annually or more frequently if indicators of impairment arise. We complete the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit, of which we have two, is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
We have performed our annual impairment test on goodwill and indefinite-lived intangible assets during the fourth quarter of the year ended December 31, 2022. Refer to Note 10 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details.

Debt and Attached Equity-Linked Instruments
We measure issued debt on an amortized cost basis, net of debt premium/discount and debt issuance costs amortized using the effective interest rate method or the straight-line method when the latter does not lead to materially different results.
We analyze freestanding equity-linked instruments including warrants attached to debt to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to our own stock. If the instrument is not considered indexed to our stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to our stock, we analyze additional equity classification requirements per ASC 815-40, Contracts in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of our equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.
When required, we also consider the bifurcation guidance for embedded derivatives per ASC 815-15, Embedded Derivatives.
Revenue Recognition
We account for revenue according to standard FASB ASC 606, Revenue from Contracts with Customers ("ASC 606").
Revenue is measured based on the consideration specified in a contract with a customer. Revenue is recognized when a customer obtains control of the products or services in a contract. Judgment is required in determining the timing of whether the transfer of control occurs at a point in time or over time and is discussed below. We evaluate each contract to identify separate performance obligations as a contract with a customer may have one or more performance obligations. Consideration in a contract with multiple performance obligations is allocated to the separate performance obligations based on their stand-alone selling prices. If a stand-alone selling price is not determinable, we estimate the stand-alone selling price using an adjusted market assessment approach. Our main sources of revenue are derived from animation production services provided to third parties, the sale of licenses for the distribution of films and television programs, advertising revenues, and merchandising and licensing sales.
We have identified the following material and distinct performance obligations:
•Provide animation production services.
•License rights to exploit Functional Intellectual Property (“functional IP”) is defined as intellectual     property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality).
•License rights to exploit Symbolic Intellectual Property (“symbolic IP”) is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including our ordinary business activities, such as our licensing and merchandising programs associated with its animated content).
•Provide media and advertising services to clients.
•Fixed and variable fee advertising and subscription-based revenue generated from the Genius Brands Kartoon Channel!, the Frederator owned and operated YouTube channels and revenues generated from the operation of its multi-channel network on YouTube.
•Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future).
•Options on future seasons of content at fixed terms. (While this performance obligation is not significant for our current contracts, it could become significant in the future).
Production Services
Animation Production Services

For revenue from animation production services, the customer controls the output throughout the production process. Each production is made to an individual customer’s specifications and if the contract is terminated by the customer, we are entitled to be reimbursed for any costs incurred to date, and for any prepaid commitments made, plus the agreed contractual mark-up. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis - i.e., as the project is being produced, prior to it being delivered to the customer. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, we recognize this difference as unbilled accounts receivable within Other Receivable on our consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when we have an unconditional right to consideration.
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
Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, we recognize this difference as unbilled accounts receivable within Other Receivable on our consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when we have an unconditional right to consideration.
Advertising revenues
We sell advertising and subscriptions on our wholly-owned AVOD service, Kartoon Channel!, and our SVOD distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, revenue is recognized when all five revenue recognition criteria under ASC 606 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per mille impressions ("CPM"). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, revenue is recognized when a customer downloads the mobile device application and their credit card is charged.
Following the acquisition of Wow, we generate advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its multi-channel network on YouTube. Revenue is recognized when services are provided in accordance with our agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables are usually collectable within 30 days.
Licensing & Royalties
Merchandising and licensing
We enter into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of our intellectual property. For minimum guaranteed amounts that make up a contract, revenue is recognized over time, over the term of the license period commencing on the date at which the licensees can use and benefit from the licensed content. Variable consideration in excess of non-refundable guaranteed amounts, such as royalties and other contractual payments are recognized as revenue when the amounts are known and become due provided collectability is reasonably assured. Invoices are issued based on the contractual terms of an agreement and are usually payable within 30-45 days.

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
Gross Versus Net Revenue Presentation
We evaluate individual arrangements with third parties to determine whether we act as principal or agent under the terms. To the extent that we act as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. To the extent that we act as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any expenses incurred in providing agency services. Determining whether we act as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that we consider include identification of the primary obligor, as well as which party has credit risk, general and inventory risk and the latitude or ability in establishing prices.
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
We recognize compensation expense over the requisite service period ratably, using the graded attribution method, which is in-substance, recognizing multiple awards based on the vesting schedule. We have elected to account for forfeitures when they occur. We issue authorized shares available for issuance under our 2015 Incentive Plan and our 2020 Incentive Plan upon employees’ exercise of their stock options.
Income Taxes
Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible sources of realization of deferred tax assets and record a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.
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
•Level 1 - Observable inputs such as quoted prices for identical instruments in active markets;

•Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. We used the settlement value for our put option liability on certain warrants and the fair values of the liability-classified derivative warrants are revalued at the end of each reporting period determined using the BSM model (Level 2) with standard valuation inputs. Refer to Note 18 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 5 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
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
None.
Item 9A.    Controls and Procedures
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).
Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2022, our internal controls over financial reporting were not effective based on those criteria.
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
The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:
•Insufficient segregation of duties on certain controls or processes;
•Limited resources to design and implement internal control procedures to support financial reporting objectives;
•The Company did not appropriately evaluate revenue recognition under ASC 606 for their AVOD/SVOD revenue streams for contracts with streaming platforms;
•Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
•Insufficient procedures and documentation related to review type controls and information technology controls including complex transactions such as business combinations.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the year ended December 31, 2022, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Plan to Remediate the Material Weaknesses
Management had been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Such measures include the following:
•Continue to hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;

•Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. This included hiring additional accounting personnel during the year at our corporate headquarters and other locations. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.
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
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors, Executive Officers, Promoters and Control Persons
The following table sets forth information about our directors and executive officers as of March 28, 2023:

Name	Age	Position
Andy Heyward	74	Chief Executive Officer and Chairman of the Board of Directors
Robert L. Denton	63	Chief Financial Officer
Michael A. Jaffa	57	Chief Operating Officer and Corporate Secretary
Michael Hirsh (1)	75	Director, Chief Executive Officer of Mainframe Studios
Joseph “Gray” Davis *	80	Director
P. Clark Hallren *	61	Director
Margaret Loesch*	76	Director
Lynne Segall*	70	Director
Anthony Thomopoulos*	85	Director
Dr. Cynthia Turner-Graham*	68	Director
Dr. Stefan Piëch (1)	52	Director
__________________
*Denotes directors who are “independent” under applicable SEC and Nasdaq rules.
(1) Effective June 23, 2022, Michael Hirsh and Dr. Stefan Piëch were elected as members of our Board of Directors
Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the Nasdaq Marketplace Rules: Joseph “Gray” Davis, P. Clark Hallren, Lynne Segall, Margaret Loesch, Anthony Thomopoulos and Dr. Cynthia Turner-Graham.
Andy Heyward, 74, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc. which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P. corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities and was awarded the 2002 UCLA Alumni Association’s Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment. He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award-winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.
Robert Denton, 63, has been the Company’s Chief Financial Officer since March 2022 and previously served as the Company’s Executive Vice President of Finance and Accounting from December 14, 2021 through March 2022 and as Chief Financial Officer from April 2018 through December 13, 2021. He served as the Chief Financial Officer of Atlys, Inc. a next-gen media technology company from 2011 to 2018. He has over 30 years of experience as a financial executive, specifically in the entertainment industry. He began his career in 1982 with Ernst & Young handling filings with the SEC, including initial public offerings. He left Ernst & Young in 1990 to work as Vice President and Chief Accounting Officer for LIVE Entertainment, Inc. In 1996, LIVE was acquired by Artisan Entertainment, Inc., and, in December 2000, Mr. Denton was promoted to Executive Vice President of Finance and CAO. Mr. Denton also served as the COO of Artisan Home Entertainment, where he directed all financial reporting, budgeting and forecasting, manufacturing and distribution of the Home Entertainment Division. Mr. Denton left Artisan at the end of 2003 and joined DIC Entertainment Corporation to serve as their Chief Financial Officer. At DIC, he directed the three-year financial audit, due diligence and preparation of the company’s Admission Documents, and he was responsible for all monthly financial reporting to the Board of Directors as well as the semi-annual reporting to the AIM Exchange of the London Stock Exchange. Mr. Denton left DIC in February 2009 after completing the acquisition and transition of DIC to the Cookie Jar Company. Mr. Denton served as the Chief Financial Officer of Gold Circle Films from 2009 to 2011. From 2009 to 2014, Mr. Denton also owned and operated three Assisted Living Facilities for the Elderly, to help better care for his mother. Mr. Denton is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.
Michael Jaffa, 57, was promoted to Chief Operating Officer and General Counsel on December 7, 2020. Previously he served as the General Counsel and Corporate Secretary of the Company since April 2018. From January 2017 through April 2018, Mike served as Thoughtful Media Group’s (TMG) General Counsel and Global Head of Business Affairs. TMG is a multichannel network focused on Asian markets. At TMG, Mr. Jaffa oversaw all of TMG’s legal matters, established the framework for TMG’s continued growth in international markets, including a franchise plan, the formation of a regional headquarters in Southeast Asia and assisted with M&A transactions. From September 2013 through December 2016, Mr. Jaffa worked as the Head of Business Affairs for DreamWorks Animation Television, and before that served in a similar role at Hasbro Studios from December 2009 through September 2013. Mr. Jaffa has over 20 years of experience handling licensing, production, merchandising, complex international transactions and employment issues for large and small entertainment companies and technology startups.
Michael Hirsh, 75, has been a Director of the Company since 2022 and has served as Chief Executive Officer of Mainframe Studios, a Canadian-related entity of the Company since April 2022. Mr. Hirsh served as Chief Executive Officer from December 2016 until April 2022, when the Company acquired Wow. Prior to Wow, Mr. Hirsh founded and was CEO of Cookie Jar which he merged with DHX Media (now Wild Brain) where he served as Executive Chairman from 2012 to 2015. Mr. Hirsh was also a co-founder and CEO of Nelvana from 1971 to 2002 where he developed and produced numerous award-winning productions including, The Magic School Bus, Care Bears, Babar, Rupert, Beetlejuice, The Adventures of Tintin and created the first Star Wars animated series with George Lucas. Mr. Hirsh has won Daytime Emmy Awards, Gemini Awards, the Joe Shuster Award and a Golden Reel Award. Mr. Hirsh was chosen as a director of the Company based on his experience launching hit productions including the first Star Wars animated programs, The Magic School Bus, Care Bears and Beetlejuice.
Joseph “Gray” Davis, 80, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and is a member of the bipartisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.
P. Clark Hallren, 61, has been a Director of the Company since May 2014. Since August 2013, Mr. Hallren has been a realtor with HK Lane/Christie’s International Real Estate and since August 2012, Mr. Hallren has served as an outside consultant to individuals and entities investing or operating in the entertainment industry. From August 2012 to August 2014, Mr. Hallren was a realtor with Keller Williams Realty and from August 2009 to August 2012, Mr. Hallren founded and served as managing partner of Clear Scope Partners, an entertainment advisory company. From 1986 to August 2009, Mr. Hallren was employed by JP Morgan Securities Inc. in various capacities, including as Managing Director of the Entertainment Industries Group. In his roles with JP Morgan Securities, Mr. Hallren was responsible for marketing certain products to his clients, including but not limited to, syndicated senior debt, public and private subordinated debt, public and private equity, securitized and credit enhanced debt, interest rate derivatives, foreign currency and treasury products. Mr. Hallren holds Finance, Accounting and Economics degrees from Oklahoma State University. He also currently holds Series 7, 24 and 63 securities licenses. Mr. Hallren was chosen as a director of the Company based on his knowledge and experience in the entertainment industry as well as in banking and finance.
Margaret Loesch, 76, has been the Executive Chairman of the Kartoon Channel! since June 2020, a Director of the Company since March 2015 and the Executive Chairman of the Genius Brands Network since December 2016. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her Bachelor of Science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.
Lynne Segall, 70, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.
Anthony Thomopoulos, 85, has been a Director of the Company since February 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.
Dr. Cynthia Turner-Graham, 68, has been a Director of the Company since June 2021. Dr. Turner-Graham is a board-certified psychiatrist and Distinguished Life Fellow of the American Psychiatric Association, who brings over 40 years of experience in the healthcare industry as a practicing psychiatrist, healthcare administrator and community leader. Since 1988, Dr. Turner-Graham has been a practicing psychiatrist at an outpatient psychiatry practice. Since 2004, Dr. Turner-Graham has served as President and Chief Executive Officer of ForSoundMind Enterprises, Inc., a provider of outpatient psychiatric services and developer of educational workshop experiences focused on promotion of emotional and mental health. From February 2014 until November 2019, she served as Medical Director for Inner City Family Services in Washington, DC. Among her accomplishments, Dr. Turner-Graham is the immediate past president of the Suburban Maryland Psychiatric Society, served as a Director of the Washington Psychiatric Society and has taken the helm of Black Psychiatrists of America, Inc. She has previously served as Clinical Assistant Professor of Psychiatry at both Vanderbilt University and Howard University Schools of Medicine. Dr. Turner-Graham was chosen as a director of the Company based on her career as a distinguished psychiatrist and her expertise with children.
Dr. Stefan Piëch, 52, has been a Director of the Company since June 23 2022. Since October 2006, Dr. Stefan Piëch has served as Chief Executive Officer of Your Family Entertainment AG (“YFE”) and Managing Partner of F&M Film und Medien Beteiligungs GmbH (“F&M”) since 2005. Mr. Piëch was a founding member and the CEO of Openpictures AG from 2000 to 2005. Mr. Piëch also serves on the board of several companies, including on the supervisory board of SEAT S.A. since 2015, on the supervisory board of Porsche Automobil Holding SE since 2018, on the supervisory board of Siemens Aktiengesellschaft Österreich since 2020 and is Member of the board of the German Chamber of Commerce in Austria since 2020. Mr. Piëch obtained his Bachelor of Arts degree in Film & Media from the University of Stirling and his Ph.D. in Media from the University of Klagenfurt. Mr. Piëch was chosen to be a director based on his experience with YFE and his deep expertise in creating children’s content.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% or our common stock, we found that during 2022, all Section 16(a) filings were made with the SEC on a timely basis except that one Form 3 was filed late by Dr. Stefan Piëch, one Form 3 was filed late by Michael Hirsh, one Form 4 covering two transactions was filed late by Michael Hirsh and one Form 4 covering two transactions was filed late by Michael Hirsh.
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
Board Committees
During 2022, our Board of Directors held four meetings.
The following table sets forth the four standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2022:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee	Investment Committee
Andy Heyward	Chair
Joseph “Gray” Davis (3)	X	X		X	X
P. Clark Hallren	X	Chair	X		X
Margaret Loesch	X
Lynne Segall (2)	X	X		Chair
Anthony Thomopoulos (3)	Vice Chair		Chair
Dr. Cynthia Turner-Graham	X
Michael Hirsh (1)	X
Dr. Stefan Piëch (1)	X
Meetings in 2022:	4	4	2	1	2
___________________
(1)Effective June 23, 2022, Michael Hirsh and Dr. Stefan Piëch were elected as members of our Board of Directors
(2)Effective July 18, 2022, Lynne Segall replaced Michael Klein on the Audit Committee.
(3)Effective September 1, 2022, Joseph "Gray" Davis replaced Anthony Thomopoulos on the Audit Committee.
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
Audit Committee
Messrs. Davis and Hallren and Ms. Segall serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:
•selecting, hiring, and compensating our independent auditors;
•evaluating the qualifications, independence and performance of our independent auditors;
•overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•approving the audit and non-audit services to be performed by our independent auditor;

•reviewing with the independent auditor the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies; and
•preparing the report that the SEC requires in our annual proxy statement.
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
Compensation Committee
Messrs. Thomopoulos and Hallren serve on the Compensation Committee and are independent under the applicable SEC and Nasdaq rules. Our Compensation Committee’s main functions are assisting our Board of Directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans, we may adopt. The Compensation Committee’s responsibilities include the following:
•reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors;
•conducting a performance review of our Chief Executive Officer;
•reviewing our compensation policies; and
•if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.
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
Nominating Committee
Ms. Segall and Mr. Davis serve on our Nominating Committee. The Nominating Committee’s responsibilities include:
•identifying qualified individuals to serve as members of our Board of Directors;
•review the qualifications and performance of incumbent directors;
•review and consider candidates who may be suggested by any director or executive officer or by a stockholder of the Company; and
•review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership of the board.
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
Investment Committee
Messrs. Davis and Hallren serve on our Investment Committee. The primary purpose of the Investment Committee is to assist the Board in reviewing our Investment Policy and strategies and in overseeing our capital and financial resources. A material investment on behalf of the Company may not be made without the Committee’s approval or the approval of a delegate of the Committee pursuant to an appropriate delegation of the Committee’s authority. In order to carry out its mission and function, and subject to the terms of the Company’s Articles of Incorporation, the Committee has the authority to:
•review the investment policy, strategies, transactions and programs of the Company and its subsidiaries to ensure they are consistent with the goals and objectives of the Company;
•evaluate and approve or disapprove each proposed material investment on behalf of the Company;
•determine whether the investment policy is consistently followed and that procedures are in place to ensure that the Company’s investment portfolio is managed in compliance with its policies;
•review the performance of the investment portfolios of the Company and its subsidiaries; and
•approve and revise as appropriate, the Company’s investment policies and guidelines.
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
•junk mail and mass mailings;
•resumes and other forms of job inquiries;
•surveys; and
•solicitations or advertisements.
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

Summary Compensation Table
The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named officers for fiscal year 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Andy Heyward (2)	2022	440,000	220,000	–	–		775,000	1,435,000
Chief Executive Officer	2021	440,000	212,987	–	–		543,750	1,196,737

Michael A. Jaffa (3)	2022	374,871	150,000	–	–		–	524,871
Chief Operating Officer, General Counsel and Corporate Secretary	2021	326,326	25,000	–	–		–	351,326

Michael Hirsh (4)	2022	323,512	–	390,000	316,481	*	–	1,029,993
Chief Executive Officer of Mainframe Studios.
______________________
* Excluded from the Option Awards granted to Mr. Hirsh is the fair value of the replacement options granted upon the acquisition of Wow that were previously earned and vested prior to the acquisition of $341,152.

(1)The aggregate fair value of the stock awards and stock option awards on the date of grant was computed in accordance with FASB ASC Topic 718.
(2)Mr. Heyward entered into a five-year employment agreement on December 7, 2020, pursuant to which is entitled to an annual salary of $440,000.
During 2022, Mr. Heyward was paid $775,000 in producer fees and earned $220,000 in discretionary bonuses.
(3)Mr. Jaffa entered into a three-year employment agreement on December 7, 2020. Under his employment agreement, Mr. Jaffa is entitled to an annual salary of $325,000 the first year, $350,000 the second year and $375,000 the third year and an annual signing bonus of $50,000 each year.
On December 7, 2020, the Company granted 100,000 stock options to Mr. Jaffa with a strike price of $13.90 and a term of 10 years. 40,000 of the options vested on the grant date with the remaining options vesting 20,000 each of the next three years. On December 7, 2020, the Company also granted 50,000 RSUs to Mr. Jaffa. The RSUs vest 16,667 on the first anniversary, 16,667 on the second anniversary and 16,667 on the third anniversary.
(4) Effective April 7, 2022, the Company entered into an employment agreement with Mr. Hirsh, whereby Mr. Hirsh agreed to serve as the Chief Executive Officer of the Company's wholly owned subsidiaries WOW Unlimited Inc. and its subsidiaries Mainframe Studios and Frederator for a period of three years in consideration for an annual salary of $440,000. Mr. Hirsh is also entitled to earn $12,400 as an executive producer fee per 30 minute broadcast episode. In addition, on June 23, 2022, Mr. Hirsh was granted 50,000 RSUs with a fair value of $390,000 that vest evenly on each six month anniversary of the grant date and 50,000 options with an exercise price of $7.80 per share, with a fair value of $316,481 on the grant date, that vest 16,666 on the first anniversary, 16,666 on the second anniversary and 16,667 on the third anniversary.
Narrative Disclosure to Summary Compensation
Base Salary. In 2022, the Company paid $440,000 to Andy Heyward, $374,871 to Michael A. Jaffa and $323,512 to Michael Hirsh. In 2021, the Company paid $440,000 to Mr. Heyward and $326,326 to Mr. Jaffa. Base salaries are used to recognize experience, skills, knowledge and responsibilities required of all of our employees, including our executive officers.

All Other Compensation. Pursuant to his employment agreement dated December 7, 2020, Mr. Heyward is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode for which he provides services as an executive producer. During 2022, Mr. Heyward was paid $775,000 in producer fees.
Bonus Compensation. Our named executive officers are expected to be eligible to receive an annual bonus award in accordance with their employment agreements and/or management incentive program then in effect with respect to such executive officer and based on an annualized target of base salary, as specified in their respective employment agreements, if applicable. In fiscal 2022, Mr. Heyward was paid bonuses of $220,000 and Mr. Jaffa was paid a bonus of $150,000. In fiscal 2021, Mr. Heyward was paid bonuses of $212,987 and Mr. Jaffa was paid a bonus of $25,000.
Equity Based Incentive Awards. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and Board periodically review the equity incentive compensation of our named executive officers and from time to time may grant additional equity incentive awards to them in the form of stock options or other awards. During the year ended, December 31, 2022, no awards granted to our named executive officers have been modified or repriced. See Outstanding Equity Awards at Fiscal Year-End below for details.
Employment Agreements
CEO Employment Agreement

On November 16, 2020, the Company entered into an amended and restated employment agreement, as further amended on each of February 22, 2021, June 23, 2021, November 22, 2021, August 25, 2022 and February 27, 2023 (the “CEO Employment Agreement”) with Andy Heyward, whereby Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $440,000, and an award of 500,000 stock options and 1,500,000 RSUs. Mr. Heyward is also eligible to be paid a producing fee equal to $12,500 per one-half hour episode for each series produced, controlled and distributed by the Company, and for which he provides material production services provided as the executive producer for up to 52 one-half hour episodes. Additionally, under the terms of the CEO Employment Agreement, Mr. Heyward shall be eligible for a quarterly discretionary bonus of $55,000 per fiscal quarter if the Company meets certain criteria, as established by the Board of Directors. Mr. Heyward shall be entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the CEO Employment Agreement, Mr. Heyward shall be entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies.
The CEO Employment Agreement provides for the assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties.

The CEO Employment Agreement also makes Mr. Heyward eligible to receive Executive Producer Fees for up to 52 half-hour episodes per year and provides that Mr. Heyward shall receive a bonus of $100,000 per quarter for services rendered to the Company’s subsidiary Wow Unlimited Media.
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

The CEO Employment Agreement also entitles Mr. Heyward to separation payments in certain circumstances. In the event Mr. Heyward’s employment terminates due to his death or retirement after the age of 65, in addition to accrued base salary and vacation and expense reimbursement, he is entitled to receive (i) any unpaid quarterly bonus for the fiscal quarter preceding the fiscal quarter in which such termination occurs and (ii) if earned, a pro-rated quarterly bonus for the fiscal quarter in which such termination occurs. In the event Mr. Heyward’s employment terminates due to his permanent disability, in addition to accrued base salary and expense reimbursement, he is entitled to receive (i) any unpaid quarterly bonus for the fiscal quarter preceding the fiscal quarter in which such termination occurs, (ii) if earned, a pro-rated quarterly bonus for the fiscal quarter in which such termination occurs and (iii) for a period of six months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Heyward, provided that he will not be entitled to any compensation under (i), (ii) or (iii) unless he signs a release of claims against the Company.
On June 23, 2021, the Compensation Committee amended 375,000 unvested service-based awards and 750,000 unvested performance-based awards previously issued to Mr. Heyward, such that the RSUs shall vest based on performance or market conditions. The total unvested RSUs of 1,125,000 were modified to vest as follows: (i) 375,000 RSUs vest when the closing sale price of the common stock equals or exceeds $30.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 375,000 RSUs vest when the closing sale price of the common stock equals or exceeds $35.00 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 375,000 RSUs vest when the closing sale price of the common stock equals or exceeds $37.50 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days (the “market conditions”). In the event the stock price and market capitalization vesting conditions set forth above are not achieved, such 1,125,000 RSUs may vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain other operating performance-based vesting conditions established by the Compensation Committee on June 23, 2021 and subject to his continued employment, adjusted pro-ratably for vesting pursuant to the market conditions above. In the event of a Change in Control, the Committee will determine the extent to which the Common Stock Price Hurdles and/or the Market Capitalization Hurdles are achieved based on the value of the consideration per share paid to the Company's stockholders in the Change in Control transaction.
COO and General Counsel Employment Agreement

On November 7, 2020, the Company entered into an amended and restated agreement, as further amended on each of December 16, 2021 and January 8, 2023 (the “COO and General Counsel Employment Agreement”) with Michael A. Jaffa, pursuant to which Mr. Jaffa would assume the role of Chief Operating Officer ("COO") and General Counsel commencing on December 7, 2020. The term of the agreement is three years. In addition, Mr. Jaffa will be entitled to an annual discretionary bonus based on his performance. In the event of Mr. Jaffa’s death or resignation, all compensation then currently due would be payable to his estate.
The COO and General Counsel Employment Agreement provides Mr. Jaffa with, during the three year term of the General Counsel Employment Agreement (i) an annualized base salary of $325,000 for the first year of the term, $375,000 for the second year of the term and $450,000 for the third year of the term, (ii) discretionary annual bonuses determined in the sole discretion of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), and (iii) eligibility to receive renewal bonuses of $50,000 beginning within 60 days following the effective date of the COO and General Counsel Employment Agreement and each anniversary thereafter during the term, subject to Mr. Jaffa’s continued employment. The agreement granted Mr. Jaffa 100,000 stock option and 50,000 RSUs. The Options granted to Mr. Jaffa were partially vested on the date of grant, and vest with respect to the unvested amounts in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment. The RSUs granted to Mr. Jaffa vest in three equal installments on the first three anniversaries of the date of grant, subject to continued employment. Any unvested Options or RSUs held by Mr. Jaffa will vest upon his termination of employment without Cause or resignation for Good Reason, each as defined in the Option Grant and RSU Grant agreement.

The COO and General Counsel Employment Agreement also entitles Mr. Jaffa to separation payments in certain circumstances. In the event Mr. Jaffa’s employment terminates due to his death or retirement after the age of 65, in addition to accrued base salary and vacation and expense reimbursement, he is entitled to receive any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurs. In the event Mr. Jaffa’s employment terminates due to his permanent disability, in addition to accrued base salary and expense reimbursement, he is entitled to receive (i) any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurs, and (ii) for a period of two months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Jaffa, provided that he will not be entitled to any compensation under (i) or (ii) unless he signs a release of claims against the Company.
Additionally, the COO and General Counsel Employment Agreement contains certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation.

Wow CEO Employment Agreement
Effective April 7, 2022, the Company entered into an employment agreement with Michael Hirsh (the "Hirsh Agreement"), whereby Mr. Hirsh agreed to serve as the Chief Executive Officer of the Company's wholly owned subsidiaries WOW Unlimited Inc. and its subsidiaries Mainframe Studios and Frederator for a period of three years in consideration for an annual salary of $440,000. Mr. Hirsh is also eligible for an annual performance bonus of up to 100% of his base salary rate, in the discretion of our board of directors. Mr. Hirsh is also entitled to earn $12,400 as an executive producer fee per 30-minute broadcast episode. In addition, on June 23, 2022, Mr. Hirsh was granted 50,000 RSUs with a fair value of $390,000 that vest evenly on each six month anniversary of the grant date and 50,000 options with an exercise price of $7.80 per share and a fair value of $316,481 on the grant date, that vest 16,666 on the first anniversary, 16,667 on the second anniversary and 16,667 on the third anniversary.

Mr. Hirsh may at any time terminate his employment upon providing three months' prior written notice to the Company. Where Mr. Hirsh provides written notice of termination, the Company may at its sole discretion terminate his employment upon providing a pro rata share of his base salary in lieu of notice for the remaining time in the three-month notice period and the payment of any amounts required under applicable employment standards legislation. The Company may at any time terminate this agreement without cause by providing Mr. Hirsh written notice during a 24-month notice period. At the Company's sole discretion, the Company may provide payment in lieu of notice for all or any part of the notice period, by continuing to pay the annual salary on a monthly basis for 12 months and paying a lump sum equal to the annual salary thereafter (the “Termination Payment”). Mr. Hirsh may resign for Good Reason (as defined below) by providing 30 days’ notice after the occurrence of the event constituting Good Reason and providing the Company with 30 days to remedy such event. If the Company fails to remedy the event within 30 days of notice, then the Company must pay Mr. Hirsh the Termination Payment. If Mr. Hirsh is terminated by the Company without just cause or resigns for Good Reason and has been employed for a full fiscal year prior to such termination, he shall be eligible to receive his standard bonus for such fiscal year. Further, if Mr. Hirsh is terminated by the Company without just cause or resigns for Good Reason, any unvested options or RSUs held by him shall automatically vest. If Mr. Hirsh is terminated for any reason, the Company will pay Mr. Hirsh any earned but unpaid salary and expense reimbursement. By accepting any of the foregoing potential payments due to Mr. Hirsh upon his termination, Mr. Hirsh will be deemed to have released any claims, rights or entitlements he may have against the Company.

“Good Reason” is defined in the Hirsh Agreement as one or more of the following events occurring without Mr. Hirsh’s written consent: (i) a reduction in his base salary, (ii) a material diminution of Mr. Hirsh’s authority, duties or responsibilities, (iii) relocation of Mr. Hirsh’s principal place of employment from a place over 50 kilometers from the Company’s current Toronto office, or (iv) material breach of the Hirsh Agreement by the Company.
Retirement Benefits
As of December 31, 2022, the Company did not provide any retirement plans to its executive officers or employees.
Potential Payments upon Termination or Change-in-Control

Payments upon Termination
Our employment agreements with our named executive officers provide incremental compensation in the event of termination, as described above under Employment Agreements.
Further, our equity incentive plans have provisions for payments to our named executive officers if they are terminated as a result of death or disability. Under our 2015 Incentive Plan, if a grantee is terminated due to death or disability, the following adjustments shall be made to such grantee’s awards (unless any particular award agreement provides otherwise): (i) any outstanding options and stock appreciation rights shall become immediately exercisable in full, (ii) any restricted stock shall become immediately vested in full, (iii) any restricted stock units and any unpaid dividend equivalents shall become immediately vested in full, and (iv) any cash awards or other stock-based awards shall become immediately vested in full. Under our 2020 Incentive Plan, if a grantee is terminated due to death or disability, the Compensation Committee may, in its sole discretion, make the following adjustments to such grantee’s awards: (i) termination of restrictions in any award agreements (ii) acceleration of any or all installments and rights, and/or (iii)

payment of the grantee’s aggregated accelerated payments in a lump sum to the grantee (or the grantee’s estate, beneficiaries or representative, as applicable).
Payments upon Change in Control
Under our 2015 Incentive Plan, upon a Change in Control, the Compensation Committee may, but is not required to, provide for one or more of the following: (i) acceleration, vesting or lapsing of awards, (ii) cancellation of awards for fair value (as determined in the sole discretion of the Compensation Committee), (iii) issuance of substitute awards that substantially preserve the terms of the original awards, (iv) provision that options and rights shall be exercisable prior to such Change in Control and then be terminated following the Change in Control, or (v) any other action with respect to the awards as the Compensation Committee determines to be appropriate in its discretion.
Under our 2020 Incentive Plan, upon a Change in Control, the Compensation Committee may, but is not required to, provide for one or more of the following: (i) assumption of the 2020 Incentive Plan and outstanding awards by the surviving entity or its parent, (ii) issuance of substitute awards that substantially preserve the terms of the original awards, (iii) notice to holders of vested options and rights that such options and rights shall be exercisable prior to such Change in Control and then be terminated following the Change in Control, (iv) settlement of the intrinsic value of outstanding vested options and rights in cash, cash equivalence or equity (regardless of vesting status), (v) cancellation of all unvested or unexercisable awards, or (vi) any other action with respect to the awards as the Compensation Committee determines to be appropriate in its discretion; provided that in connection with an assumption or substitution awards under (i) or (ii), the awards so assumed or substituted shall continue to vest or become exercisable pursuant to the terms of the original award, except to the extent such terms are otherwise rendered inoperative.
Under our 2015 Incentive Plan and our 2020 Incentive Plan, “Change in Control” is defined to mean any of the following events: (a) any “person” within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (other than the Company or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the “beneficial owner” within the meaning of Rule 13d 3 promulgated under the Act of 30% or more of the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors; excluding, however, any circumstance in which such beneficial ownership resulted from any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or by any corporation controlling, controlled by, or under common control with, the Company; (b) a change in the composition of the board of directors since the date of shareholder approval, such that the individuals who, as of such date, constituted the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of such board; provided that any individual who becomes a director of the Company subsequent to date of shareholder approval whose election, or nomination for election by the Company’s stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed a member of the Incumbent Board; and provided further, that any individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-12 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any person or entity other than the Board shall not be deemed a member of the Incumbent Board; (c) a reorganization, recapitalization, merger, consolidation or similar form of corporate transaction, or the sale, transfer, or other disposition of all or substantially all of the assets of the Company to an entity that is not an Affiliate (each of the foregoing events, a “Corporate Transaction”) involving the Company, unless securities representing 60% or more of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the Company or the corporation resulting from such Corporate Transaction, including a corporation that, as a result of such transaction owns all or substantially all of the Company’s assets (or the direct or indirect parent of such corporation), are held immediately subsequent to such transaction by the person or persons who were the beneficial holders of the outstanding voting securities entitled to vote generally in the election of directors of the Company immediately prior to such Corporate Transaction, in substantially the same proportions as their ownership immediately prior to such Corporate Transaction; or (d) the liquidation or dissolution of the Company (or under the 2020 Incentive Plan, stockholder approval of such liquidation or dissolution), unless such liquidation or dissolution is part of a transaction or series of transactions described in clause (c) above that does not otherwise constitute a Change in Control.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth outstanding equity awards as of December 31, 2022 to each of the named executive officers.

	Option Awards						Stock Units Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Equity incentive plan awards: Number of securities underlying unearned Restricted Stock Units (#)		Market Value of Shares ($)
Andy Heyward	500,000	(1)	–		13.90	12/07/30	1,031,250	(2)	14,343,525
Michael A. Jaffa	8,509	(3)	–		20.90	04/16/23	–		–
	1,500	(3)	–		19.90	03/07/24	–		–
	80,000	(4)	20,000	(4)	13.90	12/07/30	16,667	(5)	231,669
Michael Hirsh	58,270	(6)	–		14.90-16.60	04/05/25	–		–
	–		9,699	(6)	5.10	02/10/26	–		–
	–		50,000	(7)	7.80	06/23/32	50,000	(7)	390,000
______________________
(1)Mr. Heyward’s options vested upon the grant date.
(2)Of the 375,000 time-based RSUs previously issued to Mr. Heyward, 93,750 vested on the first anniversary date of December 20, 2021 and 93,750 vested on the second anniversary date of December 31, 2022. On June 23, 2021, the Compensation Committee amended 375,000 unvested service-based awards and 750,000 unvested performance-based awards previously issued to Mr. Heyward, such that the RSUs shall vest based on performance or market conditions. The total unvested RSUs of 1,125,000 were modified to vest as follows: (i) 375,000 RSUs vest when the closing sale price of the common stock equals or exceeds $30.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 375,000 RSUs vest when the closing sale price of the common stock equals or exceeds $35.00 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 375,000 RSUs vest when the closing sale price of the common stock equals or exceeds $37.50 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days (the “market conditions”). In the event the stock price and market capitalization vesting conditions set forth above are not achieved, such 1,125,000 RSUs may vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, based on achievement of certain other operating performance-based vesting conditions established by the Compensation Committee on June 23, 2021 and subject to his continued employment, adjusted pro-ratably for vesting pursuant to the market conditions above. On April 7, 2022, 281,250 of the 1,125.000 modified RSUs vested upon the achievement of completing the Wow and Ameba acquisitions.
(3)Mr. Jaffa’s options vested as of December 31, 2021.
(4)40,000 of Mr. Jaffa’s options vested upon grant and 20,000 vested on the first anniversary date of December 7, 2021 and 20,000 vested on the second anniversary of December 7, 2022. The remaining 20,000 options will vest on December 31, 2023.
(5)16,666 of Mr. Jaffa’s RSUs vested on the first anniversary date of December 7, 2021 and 16,666 vested on the second anniversary of December 7, 2022. The remaining 16,668 RSUs will vest on December 7, 2023.
(6)On April 7, 2022, Mr. Hirsh was granted 67,969 of replacement option awards to purchase the Company's common stock subject to providing continued service to the Company after acquisition of Wow. The number of shares granted and the exercise prices were based on an exchange ratio upon the acquisition date and the vesting terms remained the same as the original awards previously granted by Wow. The options expire within 3 years from the replacement option grant date or the original Wow option, whichever is greater. Of the replacement options granted to Mr. Hirsh, 58,270 were vested previous to the acquisition date and will expire on April 5, 2025 and 9,699 will vest on February 10, 2024 and expire on February 10, 2026.
(7)On June 23, 2022, Mr. Hirsh was granted 50,000 RSUs with a fair value of $390,000 that vest evenly on each six month anniversary of the grant date and 50,000 options with an exercise price of $7.80 per share and a fair value of $316,481 on the grant date, that vest 16,666 on the first anniversary, 16,667 on the second anniversary and 16,667 on the third anniversary.

Director Compensation
The following table sets forth with respect to each of our non-employee directors, compensation information inclusive of equity awards and payments earned for the year ended December 31, 2022.

Name	Year	Fees Earned or Paid in Cash ($) (1)	Option/RSU Awards ($) (2)	All Other Compensation ($)	Total ($)

Joseph “Gray” Davis (3)	2022	51,250	–	–	51,250
P. Clark Hallren (4)	2022	60,000	–	–	60,000
Margaret Loesch (5)	2022	40,000	–	90,000	130,000
Lynne Segall (6)	2022	52,500	–	–	52,500
Anthony Thomopoulos (7)	2022	53,750	–	37,500	91,250
Dr. Cynthia Turner-Graham (8)	2022	40,000	–	–	40,000
Michael Hirsh (9)	2022	–	706,481	–	706,481
Stefan Piëch (10)	2022	–	–	–	–
______________________
(1)Directors, other than Mr. Heyward and Mr. Hirsh, earn $10,000 for each quarterly meeting attended. Directors, other than Mr. Heyward, Mr. Hirsh and Mr. Piëch, also earn $10,000 as appointed Chairmen and $5,000 as members of the Company’s Compensation, Audit, Investment and Nominating Committees.
(2)Represents the grant date fair value in accordance with FASB ASC Topic 718. The assumptions applied in determining the fair value of the awards are discussed in the Notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
(3)Mr. Davis was paid $40,000 for services on the Board, $1,250 as a member of the Company's Audit Committee, $5,000 as a member of the Company’s Nominating Committee and $5,000 as a member of the Company’s Investment Committee.
(4)Mr. Hallren was paid $40,000 for services on the Board, $10,000 as Chair of the Company’s Audit Committee, $5,000 as a member of the Company’s Compensation Committee and $5,000 as a member of the Company’s Investment Committee.
(5)Ms. Loesch was paid $40,000 for services on the Board for 2022 and $90,000 for services as Executive Chairperson of the Kartoon Channel!
(6)Ms. Segall was paid $40,000 for services on the Board and $10,000 as the Chair of the Company’s Nominating Committee.
(7)Mr. Thomopoulos was paid $40,000 for services on the Board, $3,750 as a member of the Company's Audit Committee, $10,000 as Chair of the Company’s Compensation Committee and $37,500 for other consulting services.
(8)Dr. Cynthia Turner-Graham was paid $40,000 for services on the Board.
(9)Effective June 23, 2022, Mr. Hirsh was elected as a member of our Board of Directors and was granted 50,000 RSUs with a value of $390,000 that vest evenly on each six month anniversary of the grant date and 50,000 options with an exercise price of $7.80 per share and a fair value of $316,481 on the grant date, that vest 16,666 on the first anniversary, 16,667 on the second anniversary and 16,667 on the third anniversary.
(10)Effective June 23, 2022, Dr. Stefan Piëch was elected as a member of our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows the beneficial ownership of shares of our common stock as of April 12, 2023, known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.
The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 32,059,657 shares of common stock outstanding as of April 12, 2023. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 190 N. Canon Drive, Floor 4, Beverly Hills, CA 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward	2,414,374	(2)	7.42%
Michael Jaffa	123,342	(3)	*
Robert L. Denton	117,309	(4)	*
Michael Hirsh	152,105	(5)	*
Anthony Thomopoulos	3,857	(6)	*
Joseph (Gray) Davis	3,845	(7)	*
P. Clark Hallren	3,845	(7)	*
Margaret Loesch	3,845	(7)	*
Lynne Segall	3,845	(7)	*
Dr. Cynthia Turner-Graham	4,345	(8)	*
Stefan Piëch	278,127	(9)	*
All current executive officers and directors as a group (consisting of 11 persons)	3,108,839		9.46%

_______________________
*Indicates ownership less than 1%
(1)Applicable percentage ownership is based on 32,059,657 shares of common stock outstanding as of April 12, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of April 12, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 12, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)Consists of (i) 99,073 shares of common stock held by A Squared Holdings LLC over which Andy Heyward holds sole voting and dispositive power; (ii) 1,557,366 shares of common stock held by Andy Heyward or issuable upon vested RSUs; (iii) 257,813 shares of common stock held by AH Gadget IDF LLC an entity controlled by Mr. Heyward (iv) 123 shares held by Heyward Living Trust; (v) 500,000 options to acquire shares of common stock issuable upon the exercise of stock options. that will become exercisable within 60 days of April 12, 2023.

(3)Consists of 33,333 shares of common stock held by Mr. Jaffa or issuable upon vested RSUs; and 90,009 shares of common stock issuable upon exercise of stock options granted to Mr. Jaffa, that will become exercisable within 60 days of April 12, 2023.
(4)Consists of 31,300 shares of common stock held by Mr. Denton or issuable upon vested RSUs and 86,009 shares of common stock issuable upon exercise of stock options granted to Mr. Denton, that will become exercisable within 60 days of April 12, 2023.
(5)Consists of 26,168 shares of common stock, 58,270 shares of Exchangeable shares, exchangeable into shares of common stock and 58,270 shares issuable upon exercise of stock options granted to Mr. Hirsh that will become exercisable within 60 days of April 12, 2023.
(6)Consists of 1,857 shares of common stock held and 2,000 shares of common stock issuable upon exercise of stock options granted to Mr. Thomopoulos that will become exercisable within 60 days of April 12, 2023.
(7)Consists of 1,845 shares of common stock held and 2,000 shares of common stock issuable upon exercise of stock options granted to each Board Member that will become exercisable within 60 days of April 12, 2023.
(8)Consists of 2,345 shares of common stock held and 2,000 shares of common stock issuable upon exercise of stock options granted to Dr. Turner-Graham that will become exercisable within 60 days of April 12, 2023.
(9)Consists of 278,127 shares of common stock held by Mr. Piëch.
Equity Compensation Plan Information
On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders in September 2015. The 2015 Plan as approved by the stockholders authorized the issuance of up to an aggregate of 15,000 shares of common stock. On December 14, 2015, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 129,333 from 15,000 shares to 144,333 shares. The increase in shares available for issuance under the 2015 Plan was approved by stockholders on February 3, 2016. On May 18, 2017, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 223,333 shares from 144,333 shares to an aggregate of 166,767 shares. The increase in shares available for issuance under the 2015 Plan was approved by the stockholders on July 25, 2017.
On September 6, 2018, the Board of Directors voted to amend the 2015 Plan to increase the total number of shares that can be issued under the 2015 Plan by 50,000 shares from 166,767 shares to an aggregate of 216,767 shares. The increase in shares available for issuance under the 2015 Plan was approved by the Company’s stockholders on October 2, 2018.
On August 4, 2020, the Board of Directors voted to adopt the Genius Brands International, Inc 2020 Incentive Plan (the “2020 Plan”). The shares available for issuance under the 2020 Plan were approved by stockholders on August 27, 2020. The 2020 Plan as approved by the stockholders increased the maximum number of shares available for issuance up to an aggregate of 3,216,767 shares of common stock, which does not include shares that the Company may issue related to acquisitions.
The following table reflects, as of December 31, 2022, compensation plans pursuant to which we are authorized to issue options, restricted stock units, common stock or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options and rights issued under the plans and the number of shares remaining available for issuance under the plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock units and other rights	Weighted-average exercise price of outstanding options, restricted stock units and other rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	3,118,095	$18.80	98,672
Equity compensation plans not approved by shareholders	–	–	–
Total	3,118,095	$18.80	98,672
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
Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the year ended December 31, 2022 and December 31, 2021, Mr. Heyward earned $775,000 and $543,750 in producer fees, respectively, and earned $220,000 in quarterly bonuses in each year ended.
On August 25, 2022, Mr. Heyward's employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the year ended December 31, 2022, Mr. Heyward earned $– in royalties from musical compositions.
Pursuant to his employment agreement dated April 7, 2022, Michael Hirsh, CEO of Wow and its Frederator and Mainframe Studio subsidiaries is entitled to an Executive Producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the year ended December 31, 2022, Mr. Hirsh earned $– in producer fees under the employment agreement.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2022, Mr. Heyward earned $– in royalties from this agreement.

On December 1, 2021, the Company entered into an Independent Contractor Agreement for two years with F&M Film and Medien Beteiligungs GmbH ("F&M"), a company controlled by Dr. Stefan Piëch. Pursuant to the agreement, F&M will receive $150,000 annually, paid on a semi-monthly basis. In addition, Dr. Piëch was granted 30,000 of the Company's RSUs that vest in three six-month intervals beginning on December 1, 2021.
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
Independence of the Board of Directors
Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Capital Market. On the basis of information solicited from each director, the board has determined that each of Messrs. Davis, Hallren and Thomopoulos as well as each of Mses. Segall and Turner-Graham are independent directors within the meaning of such rules.
Item 14.    Principal Accounting Fees and Services
Principal Accountant Fees and Services
The following table sets forth fees billed to us by our independent registered public accounting firm for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2022	2021
Audit Fees	$510,019	$255,700
Audit-Related Fees	15,000	9,650
Tax Fees	38,336	64,645
Other Fees	–	–
Total Fees	$563,355	$329,995
Our policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services, as follows:
•Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
•Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
•Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.
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
EXHIBIT INDEX

2.1
Arrangement Agreement dated as of October 26, 2021 among the Company, 1326919 B.C. LTD. and Wow Unlimited Media Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021)

3.1	Articles of Incorporation of Genius Brands International Inc., as amended
3.2
Certificate of Change to the Articles of Incorporation of Genius Brands International, Inc., filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)

3.3	Bylaws of Genius Brands International, Inc., as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4
Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)

3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
4.1	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017)
4.2	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.4	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.5	Description of Capital Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020)
4.6	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019)
4.7	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
4.8	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
4.9	Form of New Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
10.1†	2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.2†	First Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.3†	Second Amendment to 2008 Stock Option Plan (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)
10.4†	Form of Stock Option Grant Notice (Incorporated by reference from Registration Statement on Form 10 filed with the SEC on May 4, 2011)

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

10.17	Securities Purchase Agreement dated January 8, 2018(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018)
10.19	Securities Purchase Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.20	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.21
Loan and Security Agreement dated September 28, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)

10.22
Amendment No. 2 to Loan and Security Agreement, effective as of August 27, 2018, by and between Llama Productions LLC and Bank Leumi USA (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018)

10.23†
Amended and Restated Employment Agreement between Genius Brands International, Inc. and Michael Jaffa, dated November 7, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)

10.24†
Amended and Restated Employment Agreement between Genius Brands International, Inc. and Andrew Heyward, dated December 7, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)

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

10.27†*	Amendment No. 1 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Andrew Heyward dated February 22, 2021
10.28†*	Amendment No. 2 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Andrew Heyward dated June 23, 2021
10.29†*	Amendment No. 3 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Andrew Heyward dated November 22, 2021
10.30
Share Purchase Agreement, dated of December 1, 2021, by and among Genius Brands International, Inc. and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)

10.31
Shareholder Agreement, dated as of December 1, 2021 among Genius Brands International, Inc. and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)

10.32†
Stock Option Grant Notice and Stock Option Grant Agreement between Genius Brands International, Inc. and Zrinka Dekic dated December 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021)

10.33†*	Amendment No. 1 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Michael Jaffa dated December 16, 2021

10.34†*	Employment Agreement between Wow Unlimited Media Inc. and Michael Hirsh dated April 7, 2022
10.35†*	Amendment No. 4 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Andrew Heyward dated August 25, 2022
10.36†*	Amendment No. 2 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Michael Jaffa dated January 8, 2023
10.37†*	Amendment No. 5 to the Amended and Restated Employment Agreement between Genius Brands International, Inc. and Andrew Heyward dated February 27, 2023
10.38†	Genius Brands International, Inc. 2020 Incentive Plan (Incorporated by reference to the Company’s Form S-8 filed with the SEC on November 16, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of Baker Tilly US LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________
*Filed herewith.
†Management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

April 13, 2023	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 13, 2023		/s/ Robert L. Denton
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

/s/ Andy Heyward	April 13, 2023
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/ Robert L. Denton	April 13, 2023
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael Klein	April 13, 2023
Michael Klein
Director

/s/ Joseph “Gray” Davis	April 13, 2023
Joseph “Gray” Davis
Director

/s/ P. Clark Hallren	April 13, 2023
P. Clark Hallren
Director

/s/ Lynne Segall	April 13, 2023
Lynne Segall
Director

/s/ Anthony Thomopoulos	April 13, 2023
Anthony Thomopoulos
Director

/s/ Margaret Loesch	April 13, 2023
Margaret Loesch
Director

/s/ Dr. Cynthia Turner-Graham	April 13, 2023
Director

/s/ Michael Hirsh	April 13, 2023
Director

/s/ Stefan Piëch	April 13, 2023
Director

GENIUS BRANDS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Genius Brands International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genius Brands International, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding and evaluated the design and implementation of the Company's controls over its estimation process of revenues attributable to each contract.
•Evaluating the significant assumptions used by the Company to develop the estimated attributable revenues for each contract including management’s forecasts of estimated future revenues and future commitments.
•Performing a look-back analysis of management’s historical estimates compared to actual results.
•Testing the completeness and accuracy of the underlying data used in the analysis.
•Obtaining a memorandum from management understanding the nature and timing of accelerated amortization compared to prior periods.
•Performing a sensitivity analysis of the estimate future revenues to evaluate the change in amortization of the Company’s costs related from changes in the assumption.
•Recalculating the amortization expense and performed analytical procedures.

Valuation of Intangible Assets for the Wow and Ameba Acquisitions

Critical Audit Matter Description

As disclosed in Note 3, the Company completed two business combinations during 2022. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of intangible assets consisting of tradenames, customer relationships, networks and platforms, technology, and goodwill.

Auditing the valuation of intangible assets involved complex and subjective judgments and estimation due to the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimation such as expectations of future revenue, expenses, capital expenditures and other costs as well as the discount rate.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding and evaluated the design and implementation of the Company's controls over its estimation process supporting the recognition and measurement of the customer relationships intangible assets and trade name intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
•Involved auditor-engaged valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.
•Performed analyses to evaluate the sensitivity of changes in significant assumptions to the fair value of the intangible assets and compared the significant assumptions to current industry and market and economic trends.
•Evaluated the Company's selection of the valuation methodology and significant assumptions used by the Company in the valuation of the intangible assets, and the reasonableness of significant assumptions and estimates.
•Tested the completeness and accuracy of the inputs and data used within the significant assumptions.
•Tested the clerical accuracy of the models.
/s/ Baker Tilly US, LLP
We have served as the Company's auditor since 2016.
Los Angeles, California
April 12, 2023

Genius Brands International, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
ASSETS	2022	2021
Current Assets:
Cash and Cash Equivalents	$7,432	$2,058
Restricted Cash	–	8,002
Investments in Marketable Securities (amortized cost of $90,321)	83,706	112,523
Accounts Receivable, net	15,558	7,632
Tax Credits Receivable, net	26,255	–
Notes and Accounts Receivable from Related Party	2,844	1,276
Other Receivable	1,162	969
Prepaid Expenses and Other Assets	2,568	3,725
Total Current Assets	139,525	136,185

Noncurrent Assets:
Property and Equipment, net	2,400	449
Operating Lease Right of Use Assets, net	8,506	2,785
Finance Lease Right of Use Assets, net	2,338	–
Film and Television Costs, net	7,780	2,940
Investment in Your Family Entertainment AG	16,247	6,695
Intangible Assets, net	29,167	9,733
Goodwill	31,807	15,227
Other Assets	148	69
Total Assets	$237,918	$174,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$11,436	$7,192
Participations Payable	2,965	2,438
Accrued Expenses	895	535
Accrued Salaries and Wages	2,484	799
Deferred Revenue	9,065	432
Margin Loan	60,810	6,392
Production Facilities, net	18,282	–
Bank Indebtedness	1,741	–
Current Portion of Operating Lease Liability	802	664
Current Portion of Finance Lease Liability	1,623	–
Warrant Liability	548	855
Due To Related Party	2	63
Other Current Liabilities	255	1,761
Total Current Liabilities	110,908	21,131

Noncurrent Liabilities:
Deferred Revenue	3,369	3,492
Operating Lease Liability, Net Current Portion	8,095	2,460
Finance Lease Liability, Net Current Portion	1,020	–
Deferred Tax Liability	705	–
Contingent Earn Out	–	1,340
Other Noncurrent Liabilities	952	1,007
Total Liabilities	125,049	29,430

Commitments and Contingencies (Note 20)

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	–	–
Preferred Stock Series B, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	–	–
Common Stock, $0.001 par value, 40,000,000 shares authorized, 31,918,552 and 30,337,914 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	319	303
Additional Paid in Capital	762,418	739,495
Treasury Stock at Cost, 42,633 and 0 shares of common stock as of December 31, 2022 and December 31, 2021, respectively	(290)	–
Accumulated Deficit	(641,443)	(595,848)
Accumulated Other Comprehensive Loss	(9,925)	(1,221)
Total Genius Brands International, Inc. Stockholders' Equity	111,079	142,729
Non-Controlling Interests in Consolidated Subsidiaries	1,790	1,924
Total Stockholders' Equity	112,869	144,653

Total Liabilities and Stockholders’ Equity	$237,918	$174,083
The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Production Services	$29,620	$–
Content Distribution	24,747	1,102
Licensing & Royalties	2,841	1,605
Media Advisory & Advertising Services	5,091	5,166
Total Revenues	62,299	7,873

Operating Expenses:
Marketing and Sales	1,834	5,442
Direct Operating Costs	49,360	21,987
General and Administrative	45,851	35,967
Impairment of Intangible Assets	4,117	3,452
Impairment of Goodwill	4,857	4,778
Total Operating Expenses	106,019	71,626

Loss from Operations	(43,720)	(63,753)

Interest Expense	(2,329)	(20)
Other Income (Expense), Net	1,625	(62,594)
Loss Before Income Tax Expense	(44,424)	(126,367)

Income Tax Expense	(105)	–

Net Loss	(44,529)	(126,367)

Net Loss (Income) Attributable to Non-Controlling Interests	(1,066)	76

Net Loss Attributable to Genius Brands International, Inc.	$(45,595)	$(126,291)

Net Loss per Share (Basic)	$(1.45)	$(4.24)
Net Loss per Share (Diluted)	$(1.45)	$(4.24)

Weighted Average Shares Outstanding (Basic)	31,388,277	29,751,337
Weighted Average Shares Outstanding (Diluted)	31,388,277	29,751,337
The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net Loss	$(44,529)	$(126,367)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Losses on Marketable Securities	(5,774)	(1,325)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	413	70
Foreign Currency Translation Adjustments	(3,343)	39
Total Change in Accumulated Other Comprehensive Loss	(8,704)	(1,216)
Total Comprehensive Net Loss	$(53,233)	$(127,583)
Net Loss (Income) Attributable to Non-Controlling Interests	(1,066)	76
Total Comprehensive Net Loss Attributable to Genius Brands International, Inc.	$(54,299)	$(127,507)
The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2020	25,843,851	$258	–	$—	$588,501	–	$–	$(469,557)	$(5)	$–	$119,197

Shares Issued for ChizComm Acquisition	198,067	2	–	–	3,525	–	–	–	–	–	3,527
Shares Issued for YFE Acquisition	228,127	2	–	–	3,406	–	–	–	–	–	3,408
Proceeds From Warrant Exchange, net	3,974,050	40	–	–	57,225	–	–	–	–	–	57,265
Issuance of Common Stock for Services	80,777	1	–	–	1,248	–	–	–	–	–	1,249
Warrant Inducement	–	–	–	–	69,139	–	–	–	–	–	69,139
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	13,042	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	16,451	–	–	–	–	–	16,451
Other Comprehensive Loss Total	–	–	–	–	–	–	–	–	(1,216)	–	(1,216)
Contributions from Non-Controlling Interests	–	–	–	–	–	–	–	–	–	2,000	2,000
Net Loss	–	–	–	–	–	–	–	(126,291)	–	(76)	(126,367)

Balance, December 31, 2021	30,337,914	$303	–	$–	$739,495	–	$–	$(595,848)	$(1,221)	$1,924	$144,653

Shares Issued for Wow Acquisition	1,105,708	11	1	–	11,543	–	–	–	–	–	11,554
Fair Value of Replacement Options Related to Wow Acquisition	–	–	–	–	1,213	–	–	–	–	–	1,213
Issuance of Common Stock for Services	112,287	1	–	–	752	–	–	–	–	–	753
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	404,577	4	–	–	(4)	699	(5)	–	–	–	(5)
Repurchased Shares Upon Legal Settlement	(41,934)	–	–	–	–	41,934	(285)	–	–	–	(285)
Reclassification of Stock Warrant to a Derivative Liability	–	–	–	–	(1,476)	–	–	–	–	–	(1,476)
Share Based Compensation	–	–	–	–	10,895	–	–	–	–	–	10,895
Other Comprehensive Loss Total	–	–	–	–	–	–	–	–	(8,704)	–	(8,704)
Distributions to Non-Controlling Interest	–	–	–	–	–	–	–	–	–	(1,200)	(1,200)
Net Income (Loss)	–	–	–	–	–	–	–	(45,595)	–	1,066	(44,529)

Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869
The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	(44,529)	$(126,367)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	6,180	1,338
Depreciation and Amortization of Property, Equipment & Intangible Assets	2,711	599
Amortization of Right of Use Asset	2,024	298
Amortization of Premium on Marketable Securities	1,055	659
Share Based Compensation Expense	10,895	16,451
Warrant Incentive Expense	–	69,139
Impairment Loss on Intangible Assets	4,117	3,452
Impairment of Goodwill	4,857	4,778
Impairment of Film and Television Costs	6,816	18,200
Deferred Tax Benefit	(45)	–
(Gain) Loss on Revaluation of Equity Investments in Your Family Entertainment AG	(1,392)	106
Unrealized (Gain) Loss on Foreign Currency Transactions	1,380	(6)
Gain on Warrant Revaluation	(557)	(342)
Write-Off of Contingent Consideration Liability	(1,340)	(5,870)
Realized Loss on Marketable Securities	413	70
Noncash Interest Expense	2,270	–
Stock Issued for Services	312	41
Bad Debt Expense	337	22
Other Non-Cash Items	18	3

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	1,681	228
Other Receivable	347	(504)
Tax Credits Earned (less capitalized)	(13,663)	–
Tax Credits Received, net	9,513	–
Film and Television Costs, net	(8,044)	(9,642)
Prepaid Expenses and Other Assets	1,283	2,896

Increase (Decrease) in Operating Liabilities:
Accounts Payable	2,751	(169)
Accrued Salaries & Wages	191	370
Accrued Expenses	(1,958)	54
Accrued Production Costs	(1,478)	1,733
Participations Payable	(784)	(721)
Deferred Revenue	(8,315)	(509)
Lease Liability	(613)	(186)
Due To Related Party	(61)	60

Other Liabilities	(25)	–
Net Cash Used in Operating Activities	(23,653)	(23,819)

Cash Flows from Investing Activities:
Cash Payment for Wow, net of Cash Acquired	(37,311)	–
Cash Payment for Equity Investment in Your Family Entertainment	(9,540)	(3,386)
Cash Payment for Ameba, net of Cash Acquired	(3,893)	–
Cash Payment for ChizComm, net of Cash Acquired	–	(7,789)
Investment in Marketable Securities	–	(305,387)
Loans to Related Party	(1,567)	(1,276)
Proceeds from Principal Collections on Marketable Securities	7,876	4,251
Proceeds from Sales of Marketable Securities	14,112	186,165
Investment in Intangible Assets, net	(22)	(1,008)
Purchase of Property & Equipment	(592)	(302)
Net Cash Used in Investing Activities	(30,937)	(128,732)

Cash Flows from Financing Activities:
Proceeds from Margin Loan, net	53,077	6,392
(Repayments of)/Proceeds from Production Facilities, net	1,976	(1,100)
Proceeds from Bank Indebtedness, net	225	–
Repayments of Notes Payable	–	(20)
Repayment of Payroll Protection Plan	–	(366)
Principal Payments on Finance Lease Obligations	(1,310)	–
Distributions to Noncontrolling Interests	(1,200)	–
Debt Issuance Costs	(54)	–
Repurchase of Common Stock	(285)	–
Shares Withheld for Taxes on Vested Restricted Shares	(5)	–
Proceeds From Warrant Exchange	–	57,265
Payment for Warrant Put Option Exercise	(250)	–
Net Cash Provided by Financing Activities	52,174	62,171

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(212)	(16)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,628)	(90,396)
Beginning Cash, Cash Equivalents and Restricted Cash	10,060	100,456
Ending Cash, Cash Equivalents and Restricted Cash	7,432	$10,060

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$252	$19
Cash Paid for Income Taxes	$19	$–

Schedule of Non-Cash Financing and Investing Activities
Shares Issued for Wow Acquisition	11,554	–
FV of Replacement Options Granted Related to Wow Acquisition	1,213	–
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	582	–
Shares Issued for ChizComm Acquisition	–	3,527
Shares Issued for YFE Investment	–	3,409
Liability for Acquisition Earnout Shares	–	7,210
Non-cash Investment in Intangible Asset	–	2,000
Non-cash Contributions from non-controlling Interests	–	(2,000)
The accompanying notes are an integral part of these consolidated financial statements.

Genius Brands International, Inc. And Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022
Note 1: Organization and Business
Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television and licenses its properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property ("IP") holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of the Company's recent acquisition of Wow Unlimited Media Inc. and related titles, the Company’s programs, along with those programs it licenses, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV ("FAST") channels, and its subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other platforms. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz, and the upcoming Shaq’s Garage starring Shaquille O’Neal, scheduled to debut in the second quarter of 2023. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including but not limited to Netflix, HBO Max, Paramount+, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.
Through the Company’s investments in Germany’s Your Family Entertainment (“YFE”), a publicly traded company on the Frankfurt Exchange (RTV-Frankfurt), it has gained access to one of the largest animation catalogues in Europe with over 50 titles consisting of over 1,600 episodes, and a global distribution network which currently covers over 60 territories worldwide.
Through the ownership of WOW Unlimited Media Inc. (“Wow”), the Company established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels.
The Company has rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
The Company also owns Beacon Media Group ("Beacon"), the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka, Moose Toys, and JAKKS Pacific.
In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which distributes a profitable SVOD service for kids, and has become the focal point of revenue growth for Genius Networks’ subscription offering.
The Company and its affiliates provide world class animation production studios, a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house consumer products licensing infrastructure to fully exploit the content.

Recent Developments
On February 6, 2023, the Company's board of directors approved a 1-for-10 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into 1 share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.

2022 Investments
On January 13, 2022, the Company acquired Ameba and gained access to its kid-safe platform technology and 13,000 episodes of owned and licensed content. Refer to Note 3 for additional details.
On April 6, 2022, the Company completed the acquisition of Wow. On October 26, 2021, the Company’s wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. The Company purchased 100% of the issued and outstanding shares of Wow, including Wow's subsidiary Frederator, for $38.3 million in cash and 1,105,708 shares of the Company's common stock. The plan of arrangement and final agreement, together with the acquisition of Wow’s Mainframe Studios and its subsidiary Frederator, are referred to as the “Wow Acquisition.” Refer to Note 3 for additional details.
On December 1, 2021, the Company completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 228,127 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,500 shares of YFE’s common stock, a 28.7% ownership in YFE. Following the initial equity investment in YFE, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or 5.3 million EUROS ($6.0 million USD) in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into 2,573,800 shares of YFE common stock, 304,431 of which were purchased by the Company, at 2.00 EUROS per share or 0.6 million EUROS ($0.7 million USD). On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or 2.7 million EUROS ($2.9 million USD), increasing the number of YFE’s outstanding shares to 6,857,132. During the fourth quarter of 2022, the Company did not take part in a round of financing raised by YFE which increased YFE's outstanding shares and therefore decreased the Company’s ownership in YFE from 48.0% to 44.8% as of December 31, 2022.
Liquidity
During the year ended December 31, 2022, the Company’s cash, cash equivalents and restricted cash decreased by $2.6 million. The decrease was primarily due to cash used in investment activities, inclusive of the Wow and Ameba acquisitions and the YFE investments, totaling $30.9 million, $23.7 million used in operational activities, 1.3 million of principal payments made on finance leases and $1.2 million distributed to SLU. Cash used was offset by $55.3 million of proceeds provided by the margin loan, production facilities and bank indebtedness, net of repayments.
As of December 31, 2022, the Company held available-for-sale marketable securities with a fair value of $83.7 million, a decrease of $28.8 million as compared to December 31, 2021. The decrease was primarily due to selling $14.1 million securities during the year, additional prepayment proceeds of $7.9 million on principals for certain mortgage-backed securities and an increase in unrealized loss of $5.4 million for the securities still held. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
The Company borrowed an additional $68.8 million from its investment margin account during the year ended December 31, 2022 and repaid $15.7 million with cash received from sales and/or redemptions of its marketable securities. During the year ended December 31, 2022, the borrowed amounts were primarily used to finance the Company’s additional investments in YFE and the closing of the acquisitions of Ameba and Wow, with the remaining borrowing used for operational costs, in each case pledging certain of its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 2.59% and 0.72% on an average margin loan balance of $48.2 million and $5.9 million during the years ended December 31, 2022 and December 31, 2021, respectively. The Company incurred interest expense on the loan of $1.3 million during the year ended December 31, 2022. The amount of interest incurred on the margin loan during the year ended December 31, 2021 was insignificant. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company's margin loan balance was $60.8 million and $6.4 million, respectively.
Upon the acquisition of Wow, the Company assumed certain credit facilities (the “Facilities”). The Facilities are comprised of: (i) an $8.0 million CAD revolving demand facility, (ii) a $4.3 million CAD equipment lease line, (iii) a treasury risk management facility for foreign exchange forward contracts, (iv) interim financing facilities for specific production titles and (v) a $1.4 million CAD equipment lease facility, separate from the equipment lease line. Refer to Note 13 for additional details.
Historically, the Company has incurred net losses. For the years ended December 31, 2022, and December 31, 2021, the Company reported net losses of $45.6 million and $126.3 million, respectively. The Company reported net cash used in operating activities of $23.7 million and $23.8 million for the years ended December 31, 2022, and December 31, 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $641.4 million and total stockholders’ equity of $112.9 million. As of December 31, 2022, the Company had current assets of $139.5 million, including cash and cash equivalents of $7.4 million and marketable securities of $83.7 million, and current liabilities of $110.9 million. The Company had working capital of $28.6 million as of December 31, 2022, compared to working capital of $115.1 million as of December 31, 2021.

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
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The interests in a variable interest entity which the Company does not control are recorded as non-controlling interests. Non-consolidated investments are accounted for using the equity method or the fair value option and recorded at fair value with changes recognized within Other Income (Expense), net on the consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations
The Company accounts for transactions that are classified as business combinations in accordance with the Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Once a business is acquired, the Company allocates the fair value of the purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. As required, preliminary fair values are determined upon acquisition, with the final determination of the fair values being completed within the one-year measurement period from the date of acquisition. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that the Company use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. The Company estimates the fair value based upon assumptions management believes to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.
Variable Interest Entities
The Company holds an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets and that requires additional financial support from the Company to continue operations. The Company's investment in SLU was $0.8 million, net $1.2 million of distributions as of December 31, 2022 and $2.0 million as of December 31, 2021, respectively. The Company is considered the primary beneficiary and is required to consolidate the VIE.
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
Foreign Currency
The Company considers the U.S. dollar to be its functional currency for its United States and certain Canadian based operations. The Canadian dollar is the functional currency of its Wow Mainframe Studio entity. Accordingly, the financial information is translated from the Canadian dollar to the U.S. dollar for inclusion in the Company’s consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss), net in stockholders’ equity.

Foreign exchange transaction gains and losses are included in Other Income (Expense), Net on the consolidated statements of operations.
Foreign Currency Forward Contracts
The Company's wholly-owned subsidiary, Wow, is exposed to fluctuations in various foreign currencies against its functional currency, the Canadian dollar. Wow uses foreign currency derivatives, specifically foreign currency forward contracts ("FX forwards"), to manage its exposure to fluctuations in the CAD-USD exchange rates. FX forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX forwards are typically settled in CAD for their fair value at or close to their settlement date. The Company does not currently designate any of the FX forwards under hedge accounting and therefore reflects changes in fair value as unrealized gains or losses immediately in earnings as part of the revenue generated from the transactions hedged. The Company does not hold or use these instruments for speculative or trading purposes.
Per FASB ASC 815-10-45, Derivatives and Hedging, the Company has elected an accounting policy to offset the fair value amounts recognized for eligible forward contract derivative instruments. Therefore, the Company presents the asset or liability position of the FX Forwards that are with the same counterparty net as either an asset or liability in its consolidated balance sheets.
As of December 31, 2022, the gross amount of FX Forwards in an asset and liability position that were subject to a master netting arrangement was $12.9 million and $13.0 million, respectively, resulting in a liability recorded within Other Current Liabilities on the Company's consolidated balance sheet of $0.1 million. The change in fair value of $0.1 million for the year ended December 31, 2022 was recorded as an unrealized loss within Production Services Revenue on the Company's consolidated statement of operations. The Company did not hold FX Forwards prior to the Wow Acquisition.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $7.4 million and $2.1 million, respectively, that at times could exceed FDIC or CDIC limits..
Restricted Cash
The Company does not hold restricted cash as of December 31, 2022. As of December 31, 2021 a restricted cash balance of $8.0 million was held in an escrow account for the future commitment of financing related to the Company's investment in YFE.
Allowance for Doubtful Accounts
Accounts receivable are presented on the consolidated balance sheets net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. The Company evaluates its accounts receivable balances on a quarterly basis to determine collectability based on an assessment of past events, current economic conditions, and forecasts of future events. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. At December 31, 2022 and 2021, the Company recorded an allowance for bad debt of $65,421 and $22,080, respectively.
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
Tax Credits Receivable
The Canada Revenue Agency (“CRA”) and certain Provincial governments in Canada provide programs that are designed to assist film and television production in the form of refundable tax credits or other incentives.

Estimated amounts receivable in respect of refundable tax credits are recorded as an offset to the related production operating cost, or to investment in film and television costs when the conditions for eligibility of production assistance based on the government’s criteria are met, the qualifying expenditures are made and there is reasonable assurance of realization. Determination of when and if the conditions of eligibility have been met is based on management’s judgment, and the amount recognized is based on management’s estimates of qualifying expenditures. The ultimate collection of previously recorded estimates is subject to ordinary course audits from the CRA and Provincial agencies. Changes in administrative policies by the CRA or subsequent review of eligibility documentation may impact the collectability of these estimates. The Company continuously reviews the results of these audits to determine if any circumstances arise that in management’s judgment would result in a previously recognized amount to be considered no longer collectible.
The Company classifies the tax credits receivable as current based on their normal operating cycle. Government assistance, in the form of refundable tax credits, is relied upon as a key component of production financing. These amounts are claimed from the CRA through the submission of income tax returns and can take up to 18 to 24 months from the date of the first tax credit dollar being earned to being received. As this financing is fundamental to the Company’s ability to produce animated productions and generate revenue in the normal course of business, the normal operating cycle for such assets is considered to be a 12 to 24-month period, or the time it takes for the CRA to assess and refund the tax credits earned.
As of December 31, 2022, $26.3 million in current tax credit receivables related to Wow’s film and television productions was recorded, net of $0.2 million recorded as an allowance. The allowance is related to uncertainties in tax credits applied for in the amount of $1.6 million with a Provincial government the Company has not yet established a history.
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
The Company reports accrued interest receivable separately from the available-for-sale securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the consolidated balance sheets, approximately $0.3 million in interest income was receivable as of December 31, 2022.
Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums accounted for over the life of the security or, in the case of callable securities, through the first call date, using the level yield method, with no prepayment anticipated.
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
Right of Use Leased Assets
The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance under FASB ASC 842, Leases (“ASC 842”). For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as Operating Lease Right of Use (“ROU”) Assets and Operating Lease Liabilities and finance leases are reflected as Finance Lease ROU assets and Finance Lease Liabilities on the consolidated balance sheets.
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
The operating lease ROU assets also include any lease payments made prior to lease commencement date and excludes lease incentives. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. Lease expense is recognized on a straight-line basis over the lease term within General and Administrative Expenses on the consolidated statements of operations. Lease incentives are recognized as a reduction to the lease expense on a straight-line basis over the underlying lease term. Refer to Notes 8 and 20 for details of the Company's leases.
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
Productions in Development
Capitalized development costs are reclassified to productions in progress once the project is approved and physical production of the film or television program commences. Development costs include the costs of acquiring film rights to books, scripts or original screenplays and the third-party costs to adapt such projects, including visual development and design. Advances or contributions received from third parties to assist in development are deducted from these costs.
Productions in Progress
For the Company’s film and television programs in progress, capitalized costs include all direct production and financing costs incurred during production that are expected to provide future economic benefit to the Company. Borrowing costs and depreciation are capitalized to the cost of a film or television program until substantially all of the activities necessary to prepare the film or television program for its use intended by management are complete.
Completed Productions
Completed productions are carried at the cost of proprietary film and television programs which have been produced by the Company or to which the Company has acquired distribution rights, less accumulated amortization and accumulated impairment losses.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of business, some titles are more successful or less successful than anticipated. Management reviews the ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on the consolidated statements of operations. See further discussion in Note 9 for impairment charges recorded during the years ended December 31, 2022 and 2021.
All capitalized costs that exceed the initial market firm commitment revenue are expensed in the period of delivery of the episodes. Additionally, for episodic series, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred.
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
The Company has performed its annual impairment test on its goodwill and indefinite-lived intangible assets during the fourth quarter of the year ended December 31, 2022 and 2021. Refer to Note 10 for details.
Debt and Attached Equity-Linked Instruments
The Company measures issued debt on an amortized cost basis, net of debt premium/discount and debt issuance costs amortized using the effective interest rate method or the straight-line method when the latter does not lead to materially different results.
The Company analyzes freestanding equity-linked instruments including warrants attached to debt to determine whether the instrument meets the definition of the derivative and whether it is considered indexed to the Company’s own stock. If the instrument is not considered indexed to the Company’s stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to the Company’s stock, the Company analyzes additional equity classification requirements per FASB ASC 815-40, Contract’s in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of the Company’s equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.
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
The Company has identified the following material and distinct performance obligations:

•Provide animation production services.

•License rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual     property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality).

•License rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content).

•Provide media and advertising services to clients.

•Fixed and variable fee advertising and subscription-based revenue generated from the Genius Brands Kartoon Channel!, the Frederator owned and operated YouTube channels and revenues generated from the operation of its multi-channel network on YouTube.

•Options to renew or extend a contract at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

•Options on future seasons of content at fixed terms. (While this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).

Production Services

Animation Production Services
For revenue from animation production services, the customer controls the output throughout the production process. Each production is made to an individual customer’s specifications and if the contract is terminated by the customer, the Company is entitled to be reimbursed for any costs incurred to date, and for any prepaid commitments made, plus the agreed contractual mark-up. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis - i.e., as the project is being produced, prior to it being delivered to the customer. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within other receivables on the Company's consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
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
Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within other receivables on the Company's consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
Advertising revenues
The Company sells advertising and subscriptions on its wholly-owned AVOD service, Kartoon Channel!, and its SVOD distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, revenue is recognized when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per mille impressions ("CPM"). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, revenue is recognized when a customer downloads the mobile device application and their credit card is charged.
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
Licensing & Royalties
Merchandising and licensing
The Company enters into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of the Company’s intellectual property. For minimum guaranteed amounts that make up a contract, revenue is recognized over time, over the term of the license period commencing on the date at which the licensees can use and benefit from the licensed content. Variable consideration in excess of non-refundable guaranteed amounts, such as royalties and other contractual payments are recognized as revenue when the amounts are known and become due provided collectability is reasonably assured. Invoices are issued based on the contractual terms of an agreement and are usually payable within 30-45 days.
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
Share-Based Compensation
The Company issues stock-based awards to employees and non-employees that are generally in the form of stock options or restricted stock units (“RSUs”). Share-based compensation cost is recorded for all options and awards based on the grant-date fair value of the award.
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
Debt Issuance Costs
Debt issuance costs relate to the issuance of Wow’s Production Facilities and are recorded as a reduction to the carrying amount of debt and amortized to interest expense using the effective interest method over the respective terms of the facilities. Debt issuance costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. Debt issuance costs as of December 31, 2022 and 2021 were insignificant.

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
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of December 31, 2022, the Company had twelve bank deposit accounts with an uninsured balance of $3.4 million.
The Company has a managed account and a brokerage account with a financial institution. The managed account maintains our investments in marketable securities of $83.7 million as of December 31, 2022. The brokerage account had a cash balance of $2.2 million as of December 31, 2022. Assets in the managed account and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of December 31, 2022, the Company has not had account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
For fiscal year 2022, the Company had four customers, whose total revenue exceeded 10% of total consolidated revenue. These customers accounted for 71.9% of total revenue. As of December 31, 2022, the Company had two customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 26.1% of the total accounts receivable as of December 31, 2022.
For fiscal year 2021, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 14.6% of total revenue. As of December 31, 2021, the Company had two customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 29.9% of the total accounts receivable as of December 31, 2021.
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
•Level 1 - Observable inputs such as quoted prices for identical instruments in active markets;

•Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. The Company used the settlement value for its put option liability on certain warrants and the fair values of the liability-classified derivative warrants are revalued at the end of each reporting period determined using the BSM model (Level 2) with standard valuation inputs. Refer to Note 18 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 5 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
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
The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of December 31, 2022 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$34,465	$3,779	$38,244
U.S. Treasury	19,556	–	19,556
Mortgage-Backed	–	5,374	5,374
U.S. agency and government sponsored securities	–	9,560	9,560
U.S. states and municipalities	–	10,906	10,906
Asset-Backed	–	66	66
Total	$54,021	$29,685	$83,706

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. There were no impairment charges recorded for the marketable securities during the years ended December 31, 2022 and 2021. Refer to Note 6 for additional details.
Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s contingent earn-out liability, goodwill, intangible assets and film and television costs.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-

maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact.
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

Note 3: Acquisitions

The Company has determined that the following acquisitions completed by the Company constitute a business acquisition as defined by ASC 805, Business Combinations (“ASC 805”). Accordingly, the assets acquired and the liabilities assumed in the transactions were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocations were based on an evaluation of the appropriate fair values and represent management's best estimate based on available data at the time of acquisition and during the one year period thereafter. Fair values were determined based on the requirements of ASC 820, Fair Measurements and Disclosures (“ASC 820”).
Ameba Inc.
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
Final consideration paid by the Company at closing, excluding transaction costs, consisted of $3.8 million in cash pursuant to the SPA, inclusive of $0.3 million for a net working capital adjustment (the “NWC Adjustment”) and $0.3 million in cash pursuant to the APA, for total consideration of $4.1 million, or $3.9 million net of cash acquired.
Transaction costs relating to the Ameba Acquisition of $0.1 million, including legal and accounting fees, were expensed as part of General and Administrative expense on the Company's consolidated statement of operations.
The Ameba Acquisition facilitates the Company’s expansion into SVOD with its technology and content essential to the launch of the ad-free subscription-based Kartoon Channel! Kidaverse platform. The acquisition provides immediate benefit recognized through the content available on the SVOD Ameba TV channel app, available for download on Amazon Fire TV, Roku, Xbox 360, Xumo, LG Smart TV, TiVo, VEWD, CINEMOOD and iOS and Android devices.
The following table summarizes the consideration paid, including the NWC Adjustment (in thousands):

Amount
SPA cash consideration at closing	$3,500
APA cash consideration at closing	300
Net working capital adjustment	269
Total	$4,069

The NWC Adjustment of $268,658 was calculated by the Company as defined by the agreement. The adjustment was agreed upon by the acquiree and paid out during the second quarter of 2022.

The Company has completed and finalized the purchase price allocation as of December 31, 2022 and recorded the respective fair values of assets acquired and liabilities assumed on January 13, 2022 as follows (in thousands):

Cash	$176
Accounts Receivable	239
Prepaid Expenses	25
Trade Name	24
Digital Networks	2,804
Technology	300
Goodwill	672
Accounts Payable and Accrued Expenses	(140)
Tax Liability	(31)
Total Consideration	$4,069
The identifiable intangible assets acquired of $3.1 million is comprised of $2.8 million for the Digital Network, Ameba TV, with a remaining economic life of 18 years, $23,557 for Ameba’s trade name with a useful life of 3 years and $0.3 million for the SVOD technology with a remaining useful life of approximately 3 years. The $0.7 million in goodwill arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s build-out of its technology for the expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and was not deductible for tax purposes. With the assistance of a third-party specialist, the Company calculated an estimate of the underlying tax basis of the acquired net assets resulting in a $0.8 million deferred tax liability and a step-up in the fair value of goodwill. The Company recorded the deferred tax liability and increase in fair value of goodwill during the fourth quarter of 2022.
The fair values of the acquired identifiable intangible assets as described above were determined using the following methods:
Valuation Methodology
The digital network was valued by performing a discounted cash flow analysis. This method includes discounting the projected cash flows associated with the current digital network content, based primarily upon historical revenue and projections over its expected life and considers the operating expenses and contributory asset charges associated with servicing such network. Projected cash flows attributable to the digital network were discounted to the present value at a rate commensurate with the perceived risk. The useful life of the digital network is estimated based primarily upon the present value of cash flows attributable to the digital network.
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
The assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•Historical performance including sales and profitability.
•Expense estimates.
•Contributory asset charges.
•Estimated economic life of asset.
•Acquisition of new customers.
•Attrition of existing customers.
Wow Unlimited Media
On April 6, 2022, the Company completed the acquisition of Wow. On October 26, 2021, the Company’s wholly-owned subsidiary, 1326919 B.C. LTD., a corporation existing under the laws of the Province of British Columbia and Wow, entered into an Arrangement Agreement to effect a plan of arrangement under the arrangement provisions of Part 9, Division 5 of the Business Corporations Act. The Company purchased 100% of the issued and outstanding shares of Wow, including Wow’s subsidiary Frederator. The plan of arrangement and final agreement, together with the acquisition of Wow’s Mainframe Studios and its subsidiary Frederator, are referred to as the “Wow Acquisition.”
The final consideration of $52.7 million, excluding transaction costs, was paid by the Company at closing. The consideration consisted of $38.3 million in cash, 1,105,708 shares of the Company’s common stock, including 69,126 Exchangeable Shares, with a fair value of $11.6 million, 240,952 options granted to employees of Wow, 196,753 of which with a fair value of $1.2 million, were previously vested and included in the purchase price and $1.6 million in severance and bonuses to executives.
Transaction costs relating to the Wow Acquisition of $4.5 million, including bank, legal and accounting fees, were expensed as part of General and Administrative expenses on the Company's consolidated statement of operations. The Company will also expense the unvested replacement options, with a fair value of $0.3 million, as stock-based compensation expense over the remaining requisite service period specified in the agreements.
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

The following table summarizes the consideration paid (in thousands):

Amount
Cash	$38,310
Genius Common Stock Issued	10,832
Shares Issued Exchangeable for Genius Common Stock	722
Stock Option Value of Replacement Options- Pre- Combination Vested Options	1,214
Severance Payments	1,044
Bonuses	529
Total	$52,651

The Company has completed and finalized the purchase price allocation as of December 31, 2022 and recorded the respective fair values of assets acquired and liabilities assumed on April 6, 2022 as follows (in thousands):

Cash and cash equivalents	$2,573
Accounts Receivable	34,237
Other Receivable	78
Prepaid Expenses and Other	1,245

Property and Equipment	1,936
ROU Assets	10,311
IP (Productions in Progress)	4,600
IP (Completed Productions)	5,684
Tradename	7,630
Customer Relationships	16,064
Networks and Platforms	803
Goodwill	21,398
Accounts Payable	(1,547)
Participations Payable	(1,380)
Bank Debt	(1,475)
Accrued Liabilities	(3,825)
Interim Production Facilities	(16,930)
Deferred Revenue	(18,080)
Lease Liabilities	(10,614)
Other Liabilities	(57)
Total Consideration	$52,651

The identifiable intangible assets acquired of $34.8 million is comprised of $16.1 million for Customer Relationships, with remaining economic lives of 8 years, $10.3 million for IP Content including completed productions and productions in progress, that is included as part of Film and Television Costs, net on the consolidated balance sheet and will be amortized as such, Tradenames for $7.6 million, with an indefinite life and Networks and Platforms of $0.8 million, with a remaining economic life of 16 years. The goodwill of $21.4 million arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s ability to produce its content in-house utilizing the acquired studios and expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and is not deductible for tax purposes.
The fair values of the acquired identifiable intangible assets as described above were determined using the following methods:
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

Supplemental Pro Forma Information

The following supplemental unaudited pro forma information summarizes the Company’s results of operations as if the acquisitions were completed at the beginning of the periods presented (in thousands, except for share and per share data):

	Year Ended		Partial Period Pre-Acquisition		Year Ended
	Genius Brands Consolidated (inc. WOW and Ameba Pre-Acquisition Results)		Wow Pre-Acquisition	Ameba Pre-Acquisition	Wow Pre-Acquisition	Ameba Pre-Acquisition
	December 31, 2022(1)	December 31, 2021	January 1- March 31, 2022	January 1-16, 2022	December 31, 2021(1)	December 31, 2021
Total Revenues	$80,404	$72,641	$18,076	$28	$64,010	$758

Net Loss Attributable to Genius Brands International, Inc.	$(44,617)	$(123,370)	$1,011	$(32)	$2,542	$380

Net Loss per Share of Common Stock (Basic and Diluted)	$(1.42)	$(4.15)

Weighted Average Shares Outstanding (Basic and Diluted)	31,388,277	29,751,337

(1) The unaudited historical financial statements of Wow are not adjusted for conversion to U.S. GAAP from International Financial Reporting Standards, as the adjustments are immaterial to the periods presented.
Note 4: Variable Interest Entity
In July 2020, the Company entered into a binding term sheet with POW! Entertainment, LLC. (“POW”) in which we agreed to form an entity with POW to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC.” POW and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which Genius Brands plans to develop and license multiple properties each year.
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
During the year ended December 31, 2022, SLU generated $2.1 million in net income and the Company distributed $1.2 million to POW as their share of the non-controlling interest in SLU. The Company's investment in SLU was $0.8 million, net $1.2 million of distributions as of December 31, 2022 and $2.0 million as of December 31, 2021, respectively.
There were no changes in facts and circumstances that occurred during the year ended December 31, 2022 that would result in a re-evaluation of the VIE assessment.

Note 5: Investment in Equity Interest
On December 1, 2021, the Company completed a $6.8 million investment in YFE. In exchange for $3.4 million in cash and 228,127 shares of the Company’s common stock (valued at approximately $3.4 million), the Company received 3,000,500 shares of YFE’s common stock, a 28.7% ownership in YFE. Following the initial equity investment in YFE, the Company participated in a mandatory tender offer for the remaining publicly traded shares held by YFE shareholders. Upon the expiration of the offer on February 14, 2022, the Company purchased an additional 2,637,717 shares of YFE at 2.00 EUROS per share or $5.3 million EUROS ($6.0 million USD) in the aggregate. On March 9, 2022, bonds held by YFE shareholders were converted into 2,573,800 shares of YFE common stock, 304,431 of which were purchased by the Company, at 2.00 EUROS per share or $0.6 million EUROS ($0.7 million USD). On April 5, 2022, the Company exercised its subscription rights to purchase an additional 914,284 shares of YFE’s common stock at 3.00 EUROS per share, or $2.7 million EUROS ($2.9 million USD), increasing the number of YFE’s outstanding shares to 6,857,132. During the fourth quarter of 2022, the Company did not take part in a round of financing raised by YFE which increased YFE's outstanding shares and therefore decreased the Company’s ownership in YFE from 48.0% to 44.8% as of December 31, 2022.
Note 6: Marketable Securities
The Company classifies and accounts for its marketable debt securities as available-for-sale and the securities are stated at fair value.
The investments in marketable securities had an adjusted cost basis of $90.3 million and a market value of $83.7 million as of December 31, 2022. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$40,823	$(2,579)	$38,244
U.S. Treasury	20,869	(1,313)	19,556
Mortgage-Backed	5,980	(606)	5,374
U.S. agency and government sponsored securities	10,781	(1,221)	9,560
U.S. states and municipalities	11,801	(895)	10,906
Asset-Backed	67	(1)	66
Total	$90,321	$(6,615)	$83,706
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

The Company holds eighty-three available-for-sale securities, all of which are in an unrealized loss position as of December 31, 2022. All of the available-for-sale securities held by the Company as of December 31, 2022, have been in an unrealized loss position for a period greater than twelve months. As of December 31, 2021, the Company had not yet held marketable securities for greater than twelve months. The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. The decline in fair value is largely due to changes in interest rates and other market conditions and is expected to recover as the securities approach maturity. As the decline in fair value is attributable to interest rates and not credit quality, and the Company does not intend to sell the securities and it is not more likely than not the Company would be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the securities to be other-than-temporarily impaired as of December 31, 2022.
A realized loss of $0.2 million and $0.1 million was recognized in earnings during the year ended December 31, 2022 and December 31, 2021, respectively, due to prepayments of principals for certain mortgage-backed securities and an additional $0.2 million realized loss was recognized during the year ended December 31, 2022 from securities sold prior to their maturities.
The contractual maturities of the Company’s marketable investments as of December 31, 2022 were as follows (in thousands):

Fair Value
Due within 1 year	$12,665
Due after 1 year through 5 years	62,377
Due after 5 years through 10 years	4,471
Due after 10 years	4,193
Total	$83,706
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 7: Property and Equipment, Net
The Company has property and equipment as follows (in thousands):

	As of December 31,
	2022	2021
Furniture and Equipment	$224	$181
Computer Equipment	315	173
Leasehold Improvements	2,273	44
Software	263	177
Production Equipment	23	23
Property and Equipment, Gross	3,098	598

Less Accumulated Depreciation	(530)	(149)
Foreign Currency Translation Adjustment	(168)	–
Property and Equipment, Net	$2,400	$449
During the years ended December 31, 2022 and December 31, 2021, the Company recorded depreciation expense of $0.4 million and $0.6 million, respectively.

Note 8: Right of Use Leased Asset
Right of use asset consisted of the following (in thousands):

	As of December 31,
	2022	2021
Office Lease Assets	$10,313	$3,351
Equipment Lease Assets	3,928	13
Right Of Use Asset, Gross	14,241	3,364

Accumulated Amortization	(2,587)	(579)
Foreign Currency Translation Adjustment	(810)	–
Right Of Use Asset, Net	$10,844	$2,785
Refer to Note 20 for details on the Company's lease commitments.
As of December 31, 2022, the weighted-average lease term for the Company's operating leases was 93 months and the weighted-average discount rate was 10.4%. As of December 31, 2022, the weighted-average lease term for the Company's finance leases was 35 months and the weighted-average discount rate was 5.3%. As of December 31, 2021, the weighted-average lease term for operating leases was 70 months and the weighted-average discount rate was 8.2%.
Operating lease costs during the years December 31, 2022 and December 31, 2021 were $1.4 million and $0.5 million, respectively, recorded within General and Administrative Expenses on the Company's consolidated statement of operations.
During the year ended December 31, 2022 the Company recorded finance lease costs of $1.5 million, comprised of ROU amortization of $1.3 million recorded within General and Administrative Expenses on the Company's consolidated statement of operations and accretion of interest expense of $0.1 million recorded within Interest Expense on the Company's consolidated statement of operations. The Company did not have finance leases at December 31, 2021.
Note 9: Film and Television Costs, Net
During the year ended December 31, 2022, Film and Television Costs increased by $4.8 million, net of amortization expense, as compared to December 31, 2021. The increase in Film and Television Costs is primarily related to assuming Wow's Film and Television Cost balance into the consolidated balance sheet of $6.4 million as of December 31, 2022. The remaining decrease, as compared to the prior year, is primarily due to the production of Shaq’s Garage.
During the years ended December 31, 2022 and December 31, 2021, the Company recorded amortization expense of $13.0 million and $19.5 million, respectively. Included in amortization expense during the year ended December 31, 2022, the Company recorded impairment charges of $6.8 million comprised of $1.0 million related to the write-off of the license rights to YFE titles and $5.8 million related to production costs. During the year ended December 31, 2021, the Company recorded impairment charge of $18.2 million related to production costs.
The production cost impairments resulted from management’s periodic assessment of the ultimate revenues expected to be recognized on each episodic series, in conjunction with historical performance and current market conditions and determined the estimated future cash flows were not sufficient to recover the entire unamortized asset.

The following table highlights the activity in Film and Television Costs as of December 31, 2022 and 2021 (in thousands):

Film and Television Costs, Net as of December 31, 2020	$11,828
Additions to Film and Television Costs	10,650
Film Amortization Expense & Impairment Losses	(19,538)
Film and Television Costs, Net as of December 31, 2021	2,940
Additions to Film and Television Costs	18,364
Disposals	(11)
Film Amortization Expense & Impairment Losses	(12,996)
Foreign Currency Translation Adjustment	(517)
Film and Television Costs, Net as of December 31, 2022	$7,780
Note 10: Intangible Assets, Net and Goodwill
Intangible Assets, Net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, Net

	Weighted Average Remaining Amortization Period
		As of December 31,
		2022	2021
Customer Relationships	10	$17,325	$6,120
Digital Networks	17	3,537	–
Trade Names	68	11,783	4,000
Technology	2	293	–
Non Compete	–	–	60
Other Intangible Assets (a)	2	325	301
Intangible Assets, Gross		33,263	10,481

Less Accumulated Amortization		(2,398)	(772)
Foreign Currency Translation Adjustment		(1,698)	24
Intangible Assets, Net		$29,167	$9,733
_______________________
(a)Represents the remaining unamortized logo and website intangible assets related to the merger with A Squared.
During the years ended December 31, 2022 and December 31, 2021, the Company recorded intangible asset amortization expense of $2.3 million and $0.5 million, respectively. As of December 31, 2022, $7.2 million of the Company's intangible assets related to the acquired trade names from the Wow acquisition have indefinite lives and are not subject to amortization. The Company did not have any indefinite-lived intangible assets as of December 31, 2021.
Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews these intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the year ended December 31, 2022, as a result of our annual impairment testing, the Company recorded a non-cash intangible impairment charge of $4.1 million for a determined decrease in value of Beacon's Customer Relationships and Non-Compete Agreements.

As of December 31, 2021, the Company decided to discontinue the use of the trade name acquired as part of the acquisition of Beacon, resulting in a write-down of the full book value of $3.4 million.

Expected future intangible asset amortization as of December 31, 2022 is as follows (in thousands):

Fiscal Year:
2023	$2,327
2024	2,321
2025	2,216
2026	2,210
2027	2,210
Thereafter	10,674
Total	$21,958
Goodwill
In 2013, the Company recognized $10.4 million in goodwill, as a result of the merger with A Squared. During the first quarter of 2021, the Company recognized $9.7 million in goodwill, as a result of the acquisition of Beacon, which was subsequently written down to $4.9 million as of December 31, 2021. As of December 31, 2022, the remaining goodwill balance from the acquisition of Beacon was fully written off due to impairment.
As a result of the Ameba Acquisition during the first quarter of 2022 and the Wow Acquisition during the second quarter of 2022, the Company recorded goodwill of $0.7 million and $21.4 million, respectively, as determined to be the amount in excess of the fair value of the assets acquired and liabilities assumed in the acquisition. The goodwill for the Ameba and Wow Acquisition was allocated to the Content Production and Distribution reportable segment. As Wow's functional currency is the CAD, goodwill will change each period due to currency exchange differences.
The Company has performed its annual review of goodwill and its indefinite lived intangible asset during the fourth quarter of 2022. Goodwill on the Company’s consolidated financial statements relates to both the Content Production & Distribution reporting unit and the Media Advisory & Advertising Services reporting unit. The Company performed a qualitative assessment of the Content Production & Distribution reporting unit and determined that an impairment was not indicated. Due to a decrease in projected cash flows, the Company elected to initially perform a quantitative assessment on its Media Advisory & Advertising Services segment.
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
The carrying value of the Media Advisory & Advertising Services reporting unit, which is comprised of the Beacon operations, exceeded its fair value, resulting in an impairment of goodwill of $4.9 million.

The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2021	$10,366	$4,861	$15,227
Acquisition of Ameba	1,422	–	1,422
Acquisition of Wow	21,398	–	21,398
Goodwill Impairment	–	(4,857)	(4,857)
Foreign Currency Translation Adjustment	(1,379)	(4)	(1,383)
Goodwill as of December 31, 2022	$31,807	$–	$31,807
Note 11: Deferred Revenue
As of December 31, 2022, and 2021, the Company had total short term and long term deferred revenue of $12.4 million and $3.9 million, respectively. The increase in deferred revenue is partially related to assuming Wow's deferred revenue balance into the consolidated balance sheet of $8.7 million as of December 31, 2022. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 12: Supplemental Financial Statement Information
Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021

Interest Expense (a)	$(2,329)	$(20)

Gain on Warrant Revaluation (b)	557	342
Loss on Foreign Exchange (c)	(2,161)	(26)
Loss on Marketable Securities Investments (d)	(413)	(70)
Gain (Loss) on Revaluation of Equity Investment in YFE (e)	1,392	(106)
Interest Income (f)	1,015	559
Finance Lease Interest Expense (g)	(116)	–
Warrant Incentive Expense (h)	–	(69,139)
Gain on Contingent Consideration Revaluation (i)	1,345	5,846
Other	6	–
Other Income (Expense)	$1,625	$(62,594)

(a)
Interest expense during the year ended December 31, 2022 primarily consisted of $1.3 million of interest incurred on the margin loan collateralized by the marketable security investments and $0.9 million of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.

(b)
The gain on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.

(c)
The loss on foreign currency exchange during the year ended December 31, 2022 primarily relates to the EURO strengthening against the USD compared to the year ended December 31, 2021. The remeasurement of the investment in YFE’s equity securities resulted in a foreign exchange loss of $1.4 million and the remeasurement of cash held in a German bank account resulted in a foreign exchange loss of $0.5 million. For the year ended December 31, 2021 the loss on foreign currency exchange is related to foreign currency denominated monetary transactions.

(d)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(e)
The fair value revaluation of the investment in YFE, accounted for using the fair value option, as of December 31, 2022, resulted in a $1.4 million gain. The gain is a result of the increase in YFE’s stock price as of December 31, 2022, as compared to December 31, 2021.

(f)
Interest Income during the year ended December 31, 2022, primarily consisted of cash interest received of $2.0 million from the investments in marketable securities, net of premium amortization expense of $1.1 million.

(g)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, the Company did not have any finance leases.
(h)	The Warrant Incentive Expense was related to the fair value of new warrants issued in 2021 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(i)
The gain on contingent consideration revaluation is related to the change in fair value of the liability recorded for the earn-out arrangement with the sellers of the ChizComm entity acquired during 2021. The favorable decrease in the liability was based on updated assumptions utilized to value the contingency as of each period presented.

Note 13: Bank Indebtedness and Production Facilities

Upon the acquisition of Wow, the Company assumed certain credit facilities (the “Facilities”). The Facilities are comprised of the following:
Revolving Demand Facility
On December 15, 2022, the Company amended the Facility. Draws of up to $8.0 million CAD (previously $5.0 million CAD) under a revolving demand facility can be made in Canadian or US dollars at the option of the Company by way of bank prime rate loans, Canadian Bankers’ Acceptances, Secured Overnight Financing Rate (“SOFR”) or letters of credit. Canadian or US dollar bank prime borrowings bear interest at a rate equal to bank prime plus 2.00% per annum. For other draws under the revolving facility, the respective loans bear interest at a rate equal to Canadian Bankers’ Acceptances or SOFR plus 3.75% per annum.
As of December 31, 2022, the Company had an outstanding balance of $2.4 million CAD ($1.7 million USD) on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s consolidated balance sheet.
Equipment Lease Line
On December 15, 2022, the Company amended the terms of the equipment lease line under the Facility. Under the equipment lease line, the Company may borrow up to $4.3 million CAD.
Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 3.94% - 4.49% with remaining lease terms of 8 - 22 months. The Company has recorded finance lease right of use assets and finance lease liabilities for the leased equipment acquired in respect of these draws.
As at December 31, 2022, the Company has drawn down a total of $3.3 million CAD ($2.4 million USD) under the equipment lease line. These outstanding balances as of December 31, 2022, net of repayments, are included within current and noncurrent Finance Lease Liabilities on the Company’s consolidated balance sheet.
Treasury Risk Management Facility
Advances under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year.
As of December 31, 2022, there were no outstanding amounts drawn under the treasury risk management facility.
As of December 31, 2022, the Company was in compliance with all covenants under the Facility.

Production Facilities
As part of the acquisition of WOW, the Company assumed production facilities for financing specific productions. The Company’s production facilities bear interest at rates ranging from bank prime plus 1.00% - 1.25% per annum. The production facilities are generally repayable on demand and are guaranteed and secured by the Company. The security reflects substantially all of the Company's tangible and intangible assets including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements.
As of December 31, 2022, the Company had an outstanding balance of $24.8 million CAD ($18.3 million USD), including $1.5 million CAD of interest ($1.1 million USD), recorded as Production Facilities, net within current liabilities on the Company’s consolidated balance sheet.

Equipment Lease Facility
During the fourth quarter ended December 31, 2022, a subsidiary of the Company entered into an equipment lease agreement with a Canadian bank, separate from the Facility's equipment lease line. This additional equipment lease facility allows the Company to finance equipment purchases of up to $1.4 million CAD in total. Each equipment lease is for a term of three years and will have specific financing terms such as, finance amount and the bank’s lease base rate. The Company has recorded finance lease right of use assets and finance lease liabilities for the leased equipment acquired in respect of these draws.

As at December 31, 2022, the Company has drawn a total of $0.7 million CAD ($0.5 million USD) under the equipment lease facility. These outstanding balances as of December 31, 2022, net of repayments, are included within current and noncurrent Finance Lease Liabilities on the Company’s consolidated balance sheet.
Note 14: Margin Loan
The Company borrowed an additional $68.8 million from its investment margin account during the year ended December 31, 2022 and repaid $15.7 million with cash received from sales and/or redemptions of its marketable securities. During the year ended December 31, 2022, the borrowed amounts were primarily used to finance the Company’s additional investments in YFE and the closing of the acquisitions of Ameba and Wow, with the remaining borrowing used for operational costs, in each case pledging certain of its marketable securities as collateral. The interest rate for these investment margin account borrowings fluctuates based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rate was 2.59% and 0.72% on an average margin loan balance of $48.2 million and $5.9 million during the years ended December 31, 2022 and December 31, 2021, respectively. The Company incurred interest expense on the loan of $1.3 million during the year ended December 31, 2022. The amount of interest incurred on the margin loan during the year ended December 31, 2021 was insignificant. The investment margin account borrowings do not mature but are payable on demand as the custodian can issue a margin call at any time, therefore the margin loan is recorded as a current liability on the Company’s consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company's margin loan balance was $60.8 million and $6.4 million, respectively.

Note 15: Stockholders’ Equity
Common Stock
On February 6, 2023, the Company's board of directors approved a 1-for-10 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into 1 share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
As of December 31, 2022, the total number of authorized shares of common stock was 40,000,000.
As of December 31, 2022 and December 31, 2021, there were 31,918,552 and 30,337,914 shares of common stock outstanding, respectively.
On February 18, 2022, the Company issued 35,000 shares of the Company’s common stock valued at $0.3 million for consulting services.
On February 24, 2022, the Company issued 3,620 shares of the Company’s common stock valued at $0.1 million which were held in escrow as part of the ChizComm acquisition.
On April 7, 2022, the Company issued 1,036,582 shares of the Company’s common stock valued at $10.8 million related to the Wow Acquisition, as part of the purchase price. Also included as part of the Wow Acquisition, the Company has issued 69,126 shares, valued at $0.7 million, which will be exchanged at a future redemption date upon tender of ExchangeCo (as defined below) shares as specified in the agreement. See additional information on the ExchangeCo shares below under “Preferred Stock.”
On May 31, 2022, the Company issued 73,667 shares of the Company’s common stock valued at $0.4 million to a nonemployee for productions services.
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
As of December 31, 2022 and December 31, 2021, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of December 31, 2022 and December 31, 2021, there was 1 share of Series B Preferred Stock outstanding.
Treasury Stock
During the year ended December 31, 2022, 699 shares of common stock were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the consolidated balance sheet.
In addition, the Company agreed to settle the lawsuit, Harold Chizick and Jennifer Chizick v. Genius Brands International, Inc., ChizComm Ltd, pursuant to a settlement agreement (the “Settlement Agreement”) dated October 6, 2022 (the “Settlement Date”). Pursuant to the Settlement Agreement, the Company agreed to purchase 41,934 shares of its common stock (the “Settlement Shares”) held by the Chizicks as of the Settlement Date. The Settlement Shares were purchased at the market price of $6.80 per share, plus a premium of $13.10 per share, for a total cost of $0.8 million. As of December 31, 2022, the shares were repurchased by the Company and the market based cost on the Settlement Date of $0.3 million was recorded within Treasury Stock on the consolidated balance sheet and the amount in excess of market of $0.5 million was recorded as a legal expense within General and Administrative expenses on the Company’s consolidated statement of operations.

Note 16: Stock Options
On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The total number of shares that can be issued under the 2015 Plan is 3,000,000 shares.
On September 1, 2020, the Company adopted the Genius Brands International, Inc. 2020 Incentive Plan (the “2020 Plan”). On August 4, 2020, the Board of Directors voted to adopt the 2020 Plan. The shares available for issuance under the 2020 Plan were approved by stockholders on August 27, 2020. The 2020 Plan as approved by the stockholders increased the maximum number of shares available for issuance up to an aggregate of 216,767 shares of common stock, which does not include shares that the Company may issue related to acquisitions.
During the year ended December 31, 2022, the Company granted options to purchase 201,029 shares of common stock to employees with a fair market value of $1.3 million. The options vest evenly over one to three years and expire five to ten years from grant date.
In addition, as part of the Wow Acquisition, the Company granted replacement options to purchase 173,310 shares of the Company’s common stock to Wow employees who would continue to provide services to the Company. 67,642 options to purchase common stock were also granted to certain departing Wow shareholders to replace their previously vested Wow options. These options were cancelled after 30 days of the grant date if not exercised. The fair market value of $1.5 million was determined utilizing assumptions as of the replacement date of April 6, 2022 and were valued using the

BSM option pricing model. The number of shares granted was determined by using an exchange ratio calculated by a third party based on the intrinsic value of the Wow common stock purchased as part of the acquisition and the value of the Company’s common stock as of the agreement date. The vesting terms of the replacement options remained the same as the Wow options for which they were exchanged. All shares that replaced previously vested Wow shares were included as part of the purchase price based on the calculated fair value on the acquisition date of $1.2 million for 196,753 shares. The remaining options to vest with a fair value of $0.3 million will be expensed over the remaining requisite period. The options expire within three years from the replacement option grant date or the original Wow option, whichever is greater.
The fair value of the options granted during the years ended December 31, 2022 and 2021 were calculated using the BSM option pricing model based on the following assumptions:

Year Ended
	December 31, 2022	December 31, 2021
Exercise Price	$ 5.10 - 9.00	$ 12.00 - 30.60
Dividend Yield	–%	–%
Volatility	100% - 123%	99% - 143%
Risk-free interest rate	0.41% - 3.75%	0.41% - 1.26%
Expected life of options	3.0- 5.0 years	5.0 years
The following table summarizes the stock option activity during the years ended December 31, 2022 and December 31, 2021:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2020	911,618	9.84	$16.90
Granted	124,614	4.38	$23.60
Exercised	–	–	$–
Forfeited/Cancelled	(16,500)	3.73	$27.90
Expired	–	–	$–
Outstanding at December 31, 2021	1,019,732	7.96	$17.50
Granted	441,981	4.49	$10.59
Exercised	–	–	$–
Forfeited/Cancelled	(110,292)	2.82	$16.48
Expired	–	–	$–
Outstanding at December 31, 2022	1,351,421	6.49	$15.09

Unvested at December 31, 2022	369,620	6.05	$13.07
Vested and exercisable December 31, 2022	981,801	6.66	$15.85
During the years ended December 31, 2022 and December 31, 2021, the Company recognized $1.7 million and $3.7 million, respectively in share-based compensation expense related to stock options. The unrecognized share-based compensation expense as of December 31, 2022 was $1.3 million and will be recognized over a weighted average remaining contractual life of 6.49 years. The outstanding shares as of December 31, 2022 have an aggregated intrinsic value of $0. The weighted average fair values per option granted for the year ended December 31, 2022 was determined to be $6.45 per share.

Note 17: Restricted Stock Units
During the year ended December 31, 2022, the Company granted 108,667 fully vested RSUs to nonemployees for consulting services with a fair market value of $0.8 million and 30,000 RSUs to a nonemployee with a fair market value of $0.3 million that vest over 1.5 years. The Company granted 50,000 RSUs to an executive employee with a fair market value of $0.4 million that vest evenly over 3 years. The RSUs expire five years from date of grant.
Per terms of the restricted stock agreements, per option of the employee, the Company may pay the employee’s related taxes associated with the employee’s vested and issued stock by issuing shares net of taxes to the employee and decreasing the freely tradable shares of the Company. The value of the shares netted for employee taxes represents treasury stock repurchased. An aggregate of 593,358 shares of common stock were issued as a result of vested RSUs, of which, 699 shares of common stock were withheld to pay employee taxes upon such vesting. The Company recorded the cost of the withheld shares of $2,553 within Treasury Stock on the consolidated balance sheet as of December 31, 2022.
The following table summarizes the Company’s RSU activity during the years ended December 31, 2022 and December 31, 2021:

	Restricted Stock Unites	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2020	907,500	4.94	$13.90
Granted	841,318	4.47	$14.20
Vested	(210,494)	4.09	$14.40
Forfeited/Cancelled	–	–	$–
Unvested at December 31, 2021	1,538,324	4.34	$14.00

Granted	188,667	4.28	$7.48
Vested	(565,047)	3.51	$12.46
Forfeited/Cancelled	–	–	$–
Unvested at December 31, 2022	1,161,944	3.41	$13.67
During the years ended December 31, 2022 and December 31, 2021, the Company recognized $9.2 million and $12.8 million, respectively in share-based compensation expense related to RSU awards. The unvested share-based compensation as of December 31, 2022 is $1.7 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the year ended December 31, 2022 was $5.5 million.
Note 18: Warrants

The following table summarizes the changes in the Company's outstanding warrants during the years ended December 31, 2022 and December 31, 2021:

	Warrants Outstanding Number of Shares	Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2021	4,551,197	$ 2.10 - 53.00	4.77	$22.66
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Expired	(67,604)	$ 33.00 - 53.00	–	$39.34
Forfeitures	(50,000)	$13.90	–	$13.90
Balance at December 31, 2022	4,433,593	$ 2.10 - 30.00	3.37	$22.50

Exercisable December 31, 2022	4,433,593	$ 2.10 - 30.00	3.37	$22.50
Exercisable December 31, 2021	4,451,197	$ 2.10 - 53.00	4.77	$22.66

The warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2022 and December 31, 2021 had a total value of $73.3 million and $73.8 million, respectively.

As of December 31, 2022, 89,286 liability classified derivative warrants to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of December 31, 2022, the warrants were revalued at $0.3 million, resulting in a decrease of $0.6 million in liability as compared to December 31, 2021. The change in value is recorded within net other income (expense) on the consolidated statements of operations.

The fair value of the outstanding derivative warrants was determined by using the Black-Scholes option pricing model ("BSM") based on the following assumptions:

Exercise Price	$2.10
Dividend Yield	–%
Volatility	95%
Risk-free interest rate	4.37%
Expected life of options	2.2 years

Of the total outstanding warrants, two shareholders were each issued 50,000 warrants, for a total of 100,000 warrants, to purchase the Company's common stock on October 15, 2020. The warrant agreement included a right for each holder to put their warrants to the Company for a fixed rate of $250,000 in cash commencing on the 2nd anniversary of the issue date. The put option was exercisable commencing on October 15, 2022 and anytime thereafter, prior to the ten years expiration term. On October 10, 2022, the Company received a notification of intent from one holder to exercise the put option for their 50,000 warrants in return for $250,000 in cash on the commencement date. The Company paid the balance on October 10, 2022. The remaining 50,000 warrants recorded as equity-classified warrants prior to the two-year commencement date of the option to exercise for cash, were reclassified as a current liability on the commencement date. At each reporting period, the Company will record the greater of the cash payable upon the exercise of the put option and the fair value of the warrants as of the reporting date. The Company revalued the remaining 50,000 warrants at $181,341 as of December 31, 2022 using the BSM model. As the cash payable for the exercise of the put option is greater than the fair value of the warrant, the Company recorded $250,000 within Warrant Liability on the Company's consolidated balance sheet as of December 31, 2022.

Note 19: Income Taxes
The significant components of income tax expense (benefit) are as follows (in thousands):

	As of December 31,
	2022	2021
Current:
Federal	$–	$–
State	–	–
Foreign	150	–
	150	–
Deferred:
Federal	–	–
State	–	–
Foreign	(45)	–
	(45)	–

Income Tax Expense:	$105	$–
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

	As of December 31,
	2022	2021
Deferred Tax Assets:
NOL Carryover	$40,870	$22,452
Lease Liability	3,140	869
Stock Compensation	2,355	2,058
Warrants	153	239
Marketable Securities	1,851	351
Other	1,924	291
Subtotal	50,293	26,260
Valuation Allowance	(41,271)	(23,931)
Deferred Tax Liabilities:
Right of Use Assets	(2,949)	(788)
Intangible Assets	(6,778)	(1,541)
Other	–	–
Net Deferred Tax Liability	$(705)	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations due to the following (in thousands):

	Year Ended December 31,
	2022	2021
Income Tax Expense Computed at the Statutory Federal Rate	$(9,553)	$(26,521)
State Income Taxes, Net of Federal Tax Effect	(1,883)	(3,057)
Stock Compensation	1,894	2,421
Contingent Earn Out	(282)	(1,228)
Goodwill Impairment	1,020	1,003
Warrants	(53)	14,519
Other	960	305
Non-U.S. operations	(94)	(106)
Valuation Allowance	8,096	12,664
Income Tax Expense	$105	$–
At December 31, 2022, the Company had Federal, state, and foreign net operating loss carry forwards of approximately $104.8 million, $102.9 million, and $43.2 million, respectively, that may be offset against future taxable income and will begin to expire in 2028, if not utilized. No tax benefit has been reported in the December 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.
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
The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Massachusetts, and New Jersey. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

Genius Brands International, Inc. is subject to U.S. income taxes on a stand-alone basis. Genius Brands International, Inc., Beacon Communications Canada, Ameba Inc., and WOW Unlimited Media Inc. file separate stand-alone tax returns in each jurisdiction in which they operate. Beacon Communications Canada, Ameba Inc., and WOW Unlimited Media Inc. are corporations operating in Canada and are subject to Canadian income taxes on their stand-alone taxable incomes.

Note 20: Commitments and Contingencies
The following is a schedule of future minimum contractual obligations as of December 31, 2022 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Operating Leases	$1,638	$1,701	$1,750	$1,768	$1,541	$4,601	$12,999
Finance Leases	1,730	676	197	–	–	–	2,603
Employment Contracts	3,592	1,088	427	–	–	–	5,107
Consulting Contracts	3,177	1,452	24	24	18	–	4,695
Debt	64,119	18,429	24	24	18	–	82,614
	$74,256	$23,346	$2,422	$1,816	$1,577	$4,601	$108,018
Leases
On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $0.4 million annually, subject to annual escalations of 3.5%.
On February 1, 2021, as part of the ChizComm Acquisition, the Company assumed an operating lease that was entered into on May 19, 2019 for 6,845 square feet of general office space located at 245 Fairview Mall Drive, Suites 202 and 301, Toronto, Ontario M2J 4T1 pursuant to an 84-month lease which commenced on October 1, 2019. The Company pays rent of $95,830 annually, subject to annual escalations of 5% to 7%. Also, as part of the ChizComm Acquisition, the Company assumed an operating lease that was entered into on April 30, 2019 for 3,379 square feet of general office space located at One International Boulevard, 11th Floor, Mahawh, New Jersey pursuant to a 24-month lease which ended on May 1, 2021. The Company pays rent of $74,338 annually.
On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company pays rent of $0.1 million annually subject to annual escalations of 2.5%.
On April 6, 2022, as part of the Wow Acquisition, the Company assumed an operating lease for 45,119 square feet of general office space located at 2025 West Broadway, Suite 200, Vancouver, B.C., V6J 1Z6. The right of use asset and lease liability were revalued on the acquisition date based on the remaining lease term of 117 months with payments of $81,769 per month, subject to escalations of 7% each of the third and fifth years. The lease liability and right of use asset were determined to be $6.6 million, utilizing a discount rate of 11.5%. As part of the assumed office lease, the Company also assumed a parking lease for 80 parking spaces. The parking lease was also revalued utilizing the 11.5% discount rate. With a remaining lease term of 117 months, paying $6,091 per month, the ROU asset and lease liability were determined to be $0.5 million as of the acquisition date and recorded within current and noncurrent Operating Lease Liabilities on the Company's consolidated balance sheet upon acquisition.
Also, as part of the Wow Acquisition, the Company assumed various equipment finance leases, the majority of which are under Master Line of Credit Agreements with certain banking institutions. As the rates were implicit in the leases, the Company determined that the carrying value of the leases as of the acquisition date equaled the fair value. With the implicit rates in the leases range from 3.7%- 14.5%, remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362 as of the Wow Acquisition date, the finance lease obligations were determined to be $3.5 million and recorded as current and noncurrent Finance Lease Liabilities on the Company’s consolidated balance sheet upon consolidation.
The present value discount of the minimum operating lease payments above was $4.1 million as of December 31, 2022.
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

Note 21: Related Party Transactions
Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the year ended December 31, 2022 and December 31, 2021, Mr. Heyward earned $775,000 and $543,750 in producer fees, respectively, and earned $220,000 in quarterly bonuses in each year ended.
On August 25, 2022, Mr. Heyward's employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the year ended December 31, 2022, Mr. Heyward earned $– in royalties from musical compositions.
Pursuant to his employment agreement dated April 7, 2022, Michael Hirsh, CEO of Wow and its Frederator and Mainframe Studio subsidiaries is entitled to an Executive Producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the year ended December 31, 2022, Mr. Hirsh earned $– in producer fees under the employment agreement.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2022 and December 31, 2021, Mr. Heyward earned $– in royalties from this agreement.
On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The Stan Lee Library (the "Library") and related intellectual property not yet owned by the Company secure repayment of the loan. Within the Loan Agreement, it is stated that the proceeds of $1,000,000 are required to be used by POW to settle the arbitration against Stan Lee Studios (aka Proxima Studios) and $250,000 shall be used to solely pay for the payment of legal costs and fees. The principal amount was transferred to POW! on October 12, 2021 and on or about November 4, 2021, POW and Proxima entered into a binding settlement agreement resolving all the claims made by Proxima. The loan has accrued interest of $0.1 million and $0.03 million as of December 31, 2022 and December 31, 2021, respectively, recorded with the principal balance within Note Receivable from Related Party on the Company’s consolidated balance sheets. In addition, pursuant to its joint venture with POW and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party, the amount owed to the Company related to the 50% non-controlling interest held by POW. On November 1, 2022, POW failed to repay the Loan as set forth in the applicable loan agreement. GBI then provided POW with a notice of default and thirty days to cure. As of December 31, 2022, the Company has not received payment on the Loan. As the Library secures repayment, the Company initiated a public sale during February 2023 of the Stan Lee Library owned by POW. The Library consists of over 250 titles, most of which were created by Stan Lee during his employment with POW from 2001 to 2018. The Library includes treatments, synopses and screenplays, as well as derivative rights in certain novels, comic books and other publications. The public auction is being conducted by auctioneer Ocean Tomo, a division of J.S. Held. The auction will be held on April 21, 2023 and Ocean Tomo will be accepting initial bids on the Library until April 7, 2023. The Company will be participating in the auction as a credit bidder.
During the year ended December 31, 2022, the Company and YFE completed an asset exchange transaction pursuant to a License and Distribution Agreement (the “Agreement”) signed on June 27, 2022. The Agreement includes multiple elements, including (i) broadcast rights and (ii) distribution rights. Dr. Stefan Piëch, a member of the Company’s Board of Directors since June 23, 2022, is the Chief Executive Officer of YFE. The Company currently has a 44.8% economic ownership interest in YFE and Mr. Piëch has a 26.1% economic ownership interest in YFE. Pursuant to the Agreement, the Company granted YFE the right to use certain of the Company’s programs to broadcast on YFE’s channels in certain territories and in exchange, the Company shall be entitled to receive a flat fee of EUR 1.0 million upon delivery of the programs. In addition, YFE granted the Company the right to use certain of YFE’s programs to broadcast on the Company’s channels in certain territories and in exchange, YFE shall be entitled to receive a flat fee of EUR 1.0 million upon YFE’s delivery of the programs. The rights between the parties were exchanged and invoices were generated and marked as paid without cash actually being exchanged between the parties as it was agreed that the physical transfer of cash was unnecessary. The EUR 1.0 million was treated as an asset exchange and was not included as part of revenue generated by the Company. Each party granted to the other distribution rights to those same titles. The distribution rights grant the Company the right to license the YFE titles to third parties within specific territories and YFE the right to license the Company’s titles to third parties worldwide. Each party will earn a commission of 30% from gross receipts of titles distributed and reimbursement of up to 5% of expenses incurred.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The entire principal sum was required to be remitted to YFE within 5 days of the effective date. The principal, plus interest must be repaid by no later than June 30, 2026. The loan has accrued interest of USD $0.03 million as of December 31, 2022 recorded with the principal balance within Note Receivable from Related Party on the Company’s consolidated balance sheet.
On December 1, 2021, the Company entered into an Independent Contractor Agreement for two years with F&M Film and Medien Beteiligungs GmbH ("F&M"), a company controlled by Dr. Stefan Piëch. Pursuant to the agreement, F&M will receive $150,000 annually, paid on a semi-monthly basis. In addition, Dr. Piëch was granted 30,000 of the Company's RSUs that vest in three six-month intervals beginning on December 1, 2021.
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. During the year ended December 31, 2022, the Company recorded $2,985 of sublease income within Other Income (Expense), Net on the Company's consolidated statement of operations.
Note 22: Segment Reporting
The Company’s CODM uses revenue and net earnings to evaluate the profitability and performance of each operating segment. All other financial information is reviewed by the CODM on a consolidated basis. The CODM does not evaluate the operating segments using asset information and it is therefore not disclosed. All expenses directly attributable to each reportable segment are included in operating results for each segment. However, the CODM does not evaluate the expenses by operating segment and, therefore, it is not separately presented.

The following table presents the revenue and net earnings within the Company's two operating segments for the year ended December 31, 2022 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Total Revenues:
Content Production & Distribution	$57,211	$2,707
Media Advisory & Advertising Services	5,088	5,166
Total Revenue	$62,299	$7,873

Net Loss:
Content Production & Distribution	$(36,862)	$(122,944)
Media Advisory & Advertising Services	(8,733)	(3,347)
Total Operating Loss	$(45,595)	$(126,291)

Geographic Information
The following table provides information about disaggregated revenue by geographic area at year ended December 31, 2022 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Total Revenues:
United States	$45,773	$5,567
Canada	13,113	2,306
United Kingdom	3,057	–
Other	356	–
Total Revenue	$62,299	$7,873
Note 23: Subsequent Events
On February 6, 2023, the Company's board of directors approved a 1-for-10 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into 1 share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
On February 16, 2023, the Company received a notification of exercise from a holder of certain warrants with a put option that became exercisable on October 25, 2022. The put option was exercised for a fixed rate of $250,000 for the 50,000 warrants held.
On February 20, 2023, the Company initiated a public sale of the Stan Lee Library owned by POW. The Library consists of over 250 titles, most of which were created by Stan Lee during his employment with POW from 2001 to 2018. The Library includes treatments, synopses and screenplays, as well as derivative rights in certain novels, comic books and other publications. The public auction is being conducted by auctioneer Ocean Tomo, a division of J.S. Held. The auction will be held on April 21, 2023 and Ocean Tomo will be accepting initial bids on the Library until April 7, 2023. The Company will be participating in the auction as a credit bidder.
On February 27, 2023, Mr. Heyward’s employment agreement was further amended with regard to his eligibility to receive Executive Producer Fees. Pursuant to a prior amendment to his employment agreement executed in 2021, Mr. Heyward was granted the right to be paid an Executive Producer Fee for up to 104 half hour episodes. The February 2023 amendment reduced the number of episodes eligible for Executive Producer fees to 52 per year and instead provided that Mr. Heyward shall receive a bonus of $100,000 per quarter for services rendered to the Company’s subsidiary Wow Unlimited Media.
On February 28, 2023, the Company received written notification from Nasdaq notifying it that since the closing bid price of its Common Stock for the previous 10 consecutive business days, from February 13, 2023, through February 28, 2023, had been at $1.00 per share or greater, the Company has regained compliance with the Minimum Bid Price Requirement during the Second Compliance Period and that this matter is now closed.