Form 10-Q
period 2023-03-31
Genius Brands International, Inc.
filed 2023-05-22
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 19, 2023, the registrant had 32,117,452 shares of common stock outstanding.

GENIUS BRANDS INTERNATIONAL, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Genius Brands International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,765	$7,432
Investments in Marketable Securities (amortized cost of $73,898)	69,650	83,706
Accounts Receivable, net	10,382	15,558
Tax Credits Receivable, net	23,523	26,255
Notes and Accounts Receivable from Related Party	2,896	2,844
Other Receivable	868	1,162
Prepaid Expenses and Other Assets	2,188	2,568
Total Current Assets	114,272	139,525

Noncurrent Assets:
Property and Equipment, net	2,175	2,400
Operating Lease Right of Use Assets, net	8,300	8,506
Finance Lease Right of Use Assets, net	3,013	2,338
Film and Television Costs, net	7,909	7,780
Investment in Your Family Entertainment AG	15,660	16,247
Intangible Assets, net	24,562	29,167
Goodwill	20,520	31,807
Other Assets	149	148
Total Assets	$196,560	$237,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,602	$11,436
Participations Payable	2,591	2,965
Accrued Expenses	1,023	895
Accrued Salaries and Wages	2,854	2,484
Deferred Revenue	6,316	9,065
Margin Loan	48,894	60,810
Production Facilities, net	16,711	18,282
Bank Indebtedness	3,865	1,741
Current Portion of Operating Lease Liability	857	802
Current Portion of Finance Lease Liability	1,726	1,623
Warrant Liability	159	548
Due To Related Party	—	2
Other Current Liabilities	161	255
Total Current Liabilities	90,759	110,908

Noncurrent Liabilities:
Deferred Revenue	3,369	3,369
Operating Lease Liability, Net Current Portion	7,844	8,095
Finance Lease Liability, Net Current Portion	1,600	1,020
Deferred Tax Liability	705	705
Other Noncurrent Liabilities	936	952
Total Liabilities	105,213	125,049

Commitments and Contingencies (Note 20)

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	–	–
Preferred Stock Series B, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.001 par value, 40,000,000 shares authorized, 32,113,784 and 31,918,552 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	320	319
Additional Paid in Capital	763,327	762,418
Treasury Stock at Cost, 46,333 and 42,633 shares of common stock as of March 31, 2023 and December 31, 2022, respectively	(299)	(290)
Accumulated Deficit	(666,205)	(641,443)
Accumulated Other Comprehensive Loss	(7,555)	(9,925)
Total Genius Brands International, Inc. Stockholders' Equity	89,588	111,079
Non-Controlling Interests in Consolidated Subsidiaries	1,759	1,790
Total Stockholders' Equity	91,347	112,869

Total Liabilities and Stockholders’ Equity	$196,560	$237,918
The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Production Services	$9,886	$–
Content Distribution	3,301	414
Licensing & Royalties	46	41
Media Advisory & Advertising Services	956	986
Total Revenues	14,189	1,441

Operating Expenses:
Marketing and Sales	245	160
Direct Operating Costs	11,285	344
General and Administrative	9,225	10,857
Impairment of Property and Equipment	120	—
Impairment of Intangible Assets	4,023	–
Impairment of Goodwill	11,287	–
Total Operating Expenses	36,185	11,361

Loss from Operations	(21,996)	(9,920)

Interest Expense	(1,085)	(55)
Other Income (Expense), Net	(1,712)	5,413
Loss Before Income Tax Expense	(24,793)	(4,562)

Income Tax Expense	–	–

Net Loss	(24,793)	(4,562)

Net Loss Attributable to Non-Controlling Interests	31	31

Net Loss Attributable to Genius Brands International, Inc.	$(24,762)	$(4,531)

Net Loss per Share (Basic)	$(0.77)	$(0.15)
Net Loss per Share (Diluted)	$(0.77)	$(0.15)

Weighted Average Shares Outstanding (Basic)	31,978,335	30,377,925
Weighted Average Shares Outstanding (Diluted)	31,978,335	30,377,925
The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Loss	$(24,793)	$(4,562)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain/(Losses) on Marketable Securities	830	(3,500)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	1,537	79
Foreign Currency Translation Adjustments	3	37
Total Change in Accumulated Other Comprehensive Loss	2,370	(3,384)
Total Comprehensive Net Loss	$(22,423)	$(7,946)
Net Loss Attributable to Non-Controlling Interests	31	31
Total Comprehensive Net Loss Attributable to Genius Brands International, Inc.	$(22,392)	$(7,915)
The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	78,088	1	–	–	(1)	3,700	(9)	–	–	–	(9)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	910	–	–	–	–	–	910
Unrealized Gain on Marketable Securities	–	–	–	–	–	–	–	–	2,367	–	2,367
Foreign Translation Adjustment	–	–	–	–	–	–	–	–	3	–	3
Net Loss	–	–	–	–	–	–	–	(24,762)	–	(31)	(24,793)

Balance, March 31, 2023	32,113,784	$320	1	$–	$763,327	46,333	$(299)	$(666,205)	$(7,555)	$1,759	$91,347

Balance, December 31, 2021	30,337,914	$303	–	$–	$739,495	–	$–	$(595,848)	$(1,221)	$1,924	$144,653

Issuance of Common Stock for Services	38,620	–	–	–	311	–	–	–	–	–	311
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	60,366	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,491	–	–	–	–	–	4,491
Unrealized Loss on Marketable Securities	–	–	–	–	–	–	–	–	(3,421)	–	(3,421)
Foreign Translation Adjustment	–	–	–	–	–	–	–	–	37	–	37
Net Loss	–	–	–	–	–	–	–	(4,531)	–	(31)	(4,562)

Balance, March 31, 2022	30,436,900	$304	–	$—	$744,296	–	$—	$(600,379)	$(4,605)	$1,893	$141,509
The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net Loss	$(24,793)	$(4,562)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	236	200
Depreciation and Amortization of Property, Equipment & Intangible Assets	705	263
Amortization of Right of Use Asset	748	97
Amortization of Premium on Marketable Securities	169	276
Share Based Compensation Expense	910	4,491
Impairment Loss of Intangible Assets	4,023	–
Impairment of Goodwill	11,287	–
Impairment of Property and Equipment	120	–
(Gain) Loss on Revaluation of Equity Investments in Your Family Entertainment AG	895	(5,395)
Unrealized (Gain) Loss on Foreign Currency Transactions	(308)	192
Gain on Warrant Revaluation	(139)	(41)
Realized Loss on Marketable Securities	1,537	79
Noncash Interest Expense	1,044	–
Stock Issued for Services	–	312
Bad Debt Expense	161	9
Other Non-Cash Items	2	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	5,107	4,399
Other Receivable	294	295
Tax Credits Earned (less capitalized)	(4,597)	–
Tax Credits Received, net	7,237	–
Film and Television Costs, net	(365)	(1,293)
Prepaid Expenses and Other Assets	379	(914)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(5,838)	(2,016)
Accrued Salaries & Wages	370	49
Accrued Expenses	129	84
Accrued Production Costs	(94)	(1,552)
Participations Payable	(373)	(114)
Deferred Revenue	(2,749)	(73)
Lease Liability	(195)	(98)
Interest Paid on Debt	(636)	–
Due To Related Party	(2)	(51)
Other Liabilities	(21)	–
Net Cash Used in Operating Activities	(4,757)	(5,363)

Cash Flows from Investing Activities:
Cash Payment for Equity Investment in Your Family Entertainment	–	(6,637)
Cash Payment for Ameba, net of Cash Acquired	–	(3,893)
Loans to Related Party	(52)	(102)
Proceeds from Principal Collections on Marketable Securities	460	1,910
Proceeds from Sales and Maturities of Marketable Securities	14,257	5,536
Purchase of Property & Equipment	(17)	(61)
Net Cash Provided by (Used in) Investing Activities	14,648	(3,247)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	3,732	59,570
Repayments of Margin Loan	(15,648)	(8,210)
(Repayments of)/Proceeds from Production Facilities, net	(1,840)	–
Proceeds from Bank Indebtedness, net	2,030	–
Repayments of Notes Payable	–	(7)
Principal Payments on Finance Lease Obligations	(535)	–
Debt Issuance Costs	(45)	–
Shares Withheld for Taxes on Vested Restricted Shares	(9)	–
Payment for Warrant Put Option Exercise	(250)	–
Net Cash Provided by (Used in) Financing Activities	(12,565)	51,353

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	7	8

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(2,667)	42,751
Beginning Cash, Cash Equivalents and Restricted Cash	7,432	10,060
Ending Cash, Cash Equivalents and Restricted Cash	$4,765	$52,811

Schedule of Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$1,216	$–
The accompanying notes are an integral part of these financial statements.

Genius Brands International, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
Note 1: Organization and Business
Organization and Nature of Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television and license properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property ("IP") holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected Wow Unlimited Media Inc. titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV ("FAST") channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other platforms. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz, and the upcoming Shaq’s Garage starring Shaquille O’Neal, scheduled to debut in the second quarter of 2023. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
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
The Company has rights to a select amount of valuable IP, included among them a controlling interest in Stan Lee Universe (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
The Company also owns Beacon Media Group ("Beacon"), the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka, Moose Toys, and JAKKS Pacific.
In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids, and has become the focal point of revenue growth for Genius Networks’ subscription offering.
The Company and its affiliates provide world class animation production studios, a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house consumer products licensing infrastructure to fully exploit the content.

Recent Developments
On February 6, 2023, the Company's board of directors approved a 1-for-10 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
Liquidity
As of March 31, 2023, the Company had cash and cash equivalents of $4.8 million, which decreased by $2.7 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $12.6 million, primarily due to the repayment of the margin loan, and $4.8 million used in operational activities. The cash used was offset by cash provided by the sales and maturities of marketable securities of $14.3 million.
As of March 31, 2023, the Company held available-for-sale marketable securities with a fair value of $69.7 million, which decreased by $14.1 million as compared to December 31, 2022. The decrease was primarily due to selling $11.4 million of securities, $2.9 million of securities maturing and additional prepayment proceeds of $0.5 million on principals for certain mortgage-backed securities during the three months ended March 31, 2023. The decrease was offset by the net decrease of $0.8 million in unrealized and realized loss activity. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
The Company borrowed an additional $3.7 million from its investment margin account during the three months ended March 31, 2023 and repaid $16.3 million with cash received from sales and maturities of marketable securities. During the three months ended March 31, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Federal Funds Rate plus 0.65%. The weighted average interest rates were 0.89% and 1.66% on average margin loan balances of $46.2 million and $27.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $0.7 million and $21,846 during the three months ended March 31, 2023 and March 31, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company's margin loan balance was $48.9 million and $60.8 million, respectively.
Historically, the Company has incurred net losses. For the three months ended March 31, 2023 and March 31, 2022, the Company reported net losses of $24.8 million and $4.5 million, respectively. The Company reported net cash used in operating activities of $4.8 million and $5.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $666.2 million and total stockholders’ equity of $91.3 million. As of March 31, 2023, the Company had current assets of $114.3 million, including cash and cash equivalents of $4.8 million and marketable securities of $69.7 million, and current liabilities of $90.8 million. The Company had working capital of $23.5 million as of March 31, 2023, compared to working capital of $28.6 million as of December 31, 2022.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).
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
Segments
The Company determines its operating segments on the same basis that it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production & Distribution Segment, which produces and distributes children’s content, and the Media Advisory & Advertising Services Segment, which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments.
The accounting policies for each segment are the same as for the Company as a whole. Refer to Note 22 for additional information.
Principles of Consolidation and Basis of Presentation
The Company’s condensed consolidated financial statements include the accounts of Genius Brands International, Inc. and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The interests in a variable interest entity which the Company does not control are recorded as non-controlling interests. Non-consolidated investments are accounted for using the equity method or the fair value option and recorded at fair value with changes recognized within Other Income (Expense), net on the condensed consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Foreign Currency
The Company considers the U.S. dollar ("USD") to be its functional currency for its United States and certain Canadian based operations. The Canadian dollar ("CAD") is the functional currency of its Wow entity. Accordingly, the financial information is translated from the Canadian dollar to the U.S. dollar for inclusion in the Company’s condensed consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss), net in stockholders’ equity.
Foreign exchange transaction gains and losses are included in Other Income (Expense), Net on the condensed consolidated statements of operations.
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
Per FASB ASC 815-10-45, Derivatives and Hedging, the Company has elected an accounting policy to offset the fair value amounts recognized for eligible forward contract derivative instruments. Therefore, the Company presents the asset or liability position of the FX forwards that are with the same counterparty net as either an asset or liability in its condensed consolidated balance sheets.
As of March 31, 2023, the gross amount of FX forwards in an asset and liability position that were subject to a master netting arrangement was $14.9 million and $15.0 million, respectively, resulting in a liability recorded within Other Current Liabilities on the Company's condensed consolidated balance sheet of $0.1 million. The change in fair value of $0.1 million for the three months ended March 31, 2023 was recorded as an unrealized gain within Production Services Revenue on the Company's condensed consolidated statement of operations. The Company did not hold FX forwards prior to the Wow Acquisition.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $4.8 million and $7.4 million, respectively, that at times could exceed FDIC or CDIC limits.

Allowance for Doubtful Accounts
Accounts receivables are presented on the condensed consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for doubtful accounts that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As of March 31, 2023 and December 31, 2022, the Company recorded an allowance for doubtful accounts of $70,977 and $65,421, respectively.
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
As of March 31, 2023 and December 31, 2022, $23.5 million and $26.3 million in current tax credit receivables related to Wow’s film and television productions was recorded, net of $0.3 million and $0.2 million recorded as an allowance for doubtful accounts, respectively.
Marketable Debt Securities
The Company purchases high quality, investment grade securities from diverse issuers. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies its investments in marketable securities as available-for-sale ("AFS") and records these investments at fair value. The securities are available to support current operations and, accordingly, the Company classifies the investments as current assets without regard to their contractual maturity.
Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses as a result of sales of securities are reclassified from previously unrealized gains and losses on AFS securities in accumulated other comprehensive income (loss) to other income (expense), net in the condensed consolidated statements of operations.

On a quarterly basis, the Company reviews its AFS securities to assess declines in fair value for credit losses. For each AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or is more-likely-than-not required to sell the debt security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, the Company recognizes the impairment as a credit loss in the condensed consolidated statements of operations by writing down the security’s amortized cost to its fair value. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss. The portion of the decline in fair value that is due to factors other than a credit loss is recognized in accumulated other comprehensive income (loss) as an unrealized loss.
The Company reports accrued interest receivable separately from the AFS securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the condensed consolidated balance sheets, approximately $0.4 million and $0.3 million in interest income was receivable as of March 31, 2023 and December 31, 2022, respectively.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the condensed consolidated statement of operations. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. The Company has performed an interim review of its long-lived assets due to decreases in the Company's market value during the three months ended March 31, 2023. Refer to Note 7 for details.
Right of Use Leased Assets
The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance under FASB ASC 842, Leases (“ASC 842”). For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as Operating Lease Right of Use (“ROU”) Assets and Operating Lease Liabilities and finance leases are reflected as Finance Lease ROU assets and Finance Lease Liabilities on the condensed consolidated balance sheets.
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
The operating lease ROU assets also include any lease payments made prior to lease commencement date and excludes lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised. Lease expense is recognized on a straight-line basis over the lease term within General and Administrative Expenses on the condensed consolidated statements of operations. Lease incentives are recognized as a reduction to the lease expense on a straight-line basis over the underlying lease term. Refer to Notes 8 and 20 for details of the Company's leases.
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
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of business, some titles are more successful or less successful than anticipated. Management reviews the ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on the condensed consolidated statements of operations.
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
The Company has performed an interim review of its intangible assets and goodwill due to decreases in the Company's market value during the three months ended March 31, 2023. Refer to Note 10 for details.
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

Production Services

Animation Production Services
For revenue from animation production services, the customer controls the output throughout the production process. Each production is made to an individual customer’s specifications and if the contract is terminated by the customer, the Company is entitled to be reimbursed for any costs incurred to date, and for any prepaid commitments made, plus the agreed contractual mark-up. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis - i.e., as the project is being produced, prior to it being delivered to the customer. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within other receivables on the Company's condensed consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
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
Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within other receivables on the Company's condensed consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
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
Debt Issuance Costs
Debt issuance costs relate to the issuance of Wow’s Production Facilities and are recorded as a reduction to the carrying amount of debt and amortized to interest expense using the effective interest method over the respective terms of the facilities. Debt issuance costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. Debt issuance costs as of March 31, 2023 and December 31, 2022 were insignificant.
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
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of March 31, 2023 and December 31, 2022, the Company had eleven and twelve bank deposit accounts with an aggregate uninsured balance of $3.2 million and $3.4 million, respectively.
The Company has a managed account and a brokerage account with a financial institution. The managed account maintains its investments in marketable securities of $69.7 million as of March 31, 2023. The brokerage account did not have a cash balance as of March 31, 2023. Assets in the managed account and brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of March 31, 2023, the Company has not had account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
During the three months ended March 31, 2023, the Company had three customers, whose total revenue exceeded 10% of total consolidated revenue. These customers accounted for 71.9% of total revenue. As of March 31, 2023, the Company had five customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 69.0% of the total accounts receivable as of March 31, 2023.
During the three months ended March 31, 2022, the Company had one customer whose total revenue exceeded 10% of the total consolidated revenue. This customer accounted for 13.3% of total revenue. As of December 31, 2022, the Company had two customers whose total accounts receivable exceeded 10% of total accounts receivable. These customers accounted for 26.1% of the total accounts receivable as of December 31, 2022.
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
The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. The Company used the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM model (Level 2) with standard valuation inputs. Refer to Note 18 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 5 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
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
The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of March 31, 2023 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$31,552	$2,387	$33,939
U.S. Treasury	19,775	–	19,775
U.S. agency and government sponsored securities	—	6,392	6,392
U.S. states and municipalities	—	9,544	9,544
Total	$51,327	$18,323	$69,650

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. Neither an impairment or an allowance for credit loss was recorded for the marketable securities as of March 31, 2023 and December 31, 2022. Refer to Note 6 for additional details.
Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s goodwill, intangible assets and film and television costs.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company has adopted the ASU as of January 1, 2023. The adoption did not have a material impact on the Company's condensed consolidated financial statements. Refer to Note 6 for additional details.
Note 3: Acquisitions
The Company has determined that the following acquisition completed by the Company constitutes a business acquisition as defined by ASC 805, Business Combinations (“ASC 805”). Accordingly, the assets acquired and the liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocations were based on an evaluation of the appropriate fair values and represent management's best estimate based on available data at the time of acquisition and during the one year period thereafter. Fair values were determined based on the requirements of ASC 820, Fair Measurements and Disclosures (“ASC 820”).
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
Transaction costs relating to the Wow Acquisition of $4.5 million, including bank, legal and accounting fees, were expensed as part of General and Administrative expenses on the Company's fiscal year ended December 31, 2022 consolidated statement of operations. The Company will also expense the unvested replacement options, with a fair value of $0.3 million, as stock-based compensation expense over the remaining requisite service period specified in the agreements.
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

The identifiable intangible assets acquired of $34.8 million is comprised of $16.1 million for Customer Relationships, with remaining economic lives of 8 years, $10.3 million for IP Content including completed productions and productions in progress, that is included as part of Film and Television Costs, net on the condensed consolidated balance sheet and will be amortized as such, Tradenames for $7.6 million, with an indefinite life and Networks and Platforms of $0.8 million, with a remaining economic life of 16 years. The goodwill of $21.4 million arising from the acquisition consists largely of the synergies expected from the combined businesses, including the Company’s ability to produce its content in-house utilizing the acquired studios and expansion of the Kartoon Channel! platform. The goodwill was recorded to the Content Production & Distribution reporting unit and is not deductible for tax purposes.
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

Supplemental Pro Forma Information

The following supplemental unaudited pro forma information summarizes the Company’s results of operations as if the acquisitions were completed at the beginning of the periods presented (in thousands, except for share and per share data):

	Three Months Ended		Three Months Ended
	Genius Brands Consolidated (including WOW Pre-Acquisition Results)		Wow Pre-Acquisition
	March 31, 2023	March 31, 2022 (1)	March 31, 2022 (1)
Total Revenues	$14,189	$19,517	$18,076

Net Income (Loss) Attributable to Genius Brands International, Inc.	$(24,762)	$(3,520)	$1,011

Net Loss per Share of Common Stock (Basic and Diluted)	$(0.77)	$(0.11)

Weighted Average Shares Outstanding (Basic and Diluted)	31,978,335	31,483,633

(1) The unaudited historical financial statements of Wow are not adjusted for conversion to U.S. GAAP from International Financial Reporting Standards, as the adjustments are immaterial to the periods presented.
Note 4: Variable Interest Entity
In July 2020, the Company entered into a binding term sheet with POW! Entertainment, LLC. (“POW”) in which we agreed to form an entity with POW to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC.” POW and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which the Company plans to develop and license multiple properties each year.
During the three months ended March 31, 2023, SLU generated $0.1 million in net income. The Company's net investment as of March 31, 2023 of $0.8 million, remained the same as compared to December 31, 2022. There were no changes in facts and circumstances that occurred during the three months ended March 31, 2023 that would result in a re-evaluation of the VIE assessment.
Note 5: Investment in Equity Interest
As of March 31, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company's 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of March 31, 2023, the fair value of the investment was determined to be $15.7 million recorded within noncurrent assets on the Company's condensed consolidated balance sheets. The fair value as of March 31, 2023 decreased $0.6 million, as compared to December 31, 2022. The decrease is comprised of the net impact of a decrease in YFE's stock price, resulting in a loss in fair value of $0.9 million and the effect of remeasuring the investment balance from the EURO to USD, resulting in a gain of $0.3 million. The total change in fair value is recorded within Other Income (Expense) on the Company's condensed consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the Company's ownership in YFE was 44.8%.
Note 6: Marketable Securities
The Company classifies and accounts for its marketable debt securities as AFS and the securities are stated at fair value. On January 1, 2023, the Company adopted ASU 2016-13 Measurement of Credit Losses on Financial Instruments (Topic 326), which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. The credit loss model applicable to AFS debt securities require the recognition of credit losses through an allowance account but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The adoption of the ASU did not have a material impact on the Company's financial statements.

The investments in marketable securities had an adjusted cost basis of $73.9 million and a market value of $69.7 million as of March 31, 2023. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$35,901	$(1,962)	$33,939
U.S. Treasury	20,816	(1,041)	19,775
U.S. agency and government sponsored securities	6,898	(506)	6,392
U.S. states and municipalities	10,283	(739)	9,544
Total	$73,898	$(4,248)	$69,650
The investments in marketable securities as of December 31, 2022 had an adjusted cost basis of $90.3 million and a market value of $83.7 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$40,823	$(2,579)	$38,244
U.S. Treasury	20,869	(1,313)	19,556
Mortgage-Backed	5,980	(606)	5,374
U.S. agency and government sponsored securities	10,781	(1,221)	9,560
U.S. states and municipalities	11,801	(895)	10,906
Asset-Backed	67	(1)	66
Total	$90,321	$(6,615)	$83,706

The Company holds sixty-eight AFS securities, all of which are in an unrealized loss position and have been in an unrealized loss position for a period greater than twelve months as of March 31, 2023. The AFS securities held by the Company as of December 31, 2022 have also been in an unrealized loss position for a period greater than twelve months. The Company reported the net unrealized losses in accumulated other comprehensive (loss) income, a component of stockholders' equity. As of March 31, 2023 and December 31, 2022, no allowance for credit loss impairment has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security's investment grade status. The fair value of these securities has fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities' amortized cost basis.
Realized losses of $1.5 million were recognized in earnings during the three months ended March 31, 2023. The realized losses were primarily due to the sale of certain mortgage and asset-backed securities prior to their maturities to prevent further losses on the securities due to market conditions during the quarter. Realized losses of $0.1 million were recognized during the three months ended March 31, 2022 due to prepayments of principal on certain mortgage-backed securities.
The contractual maturities of the Company’s marketable investments as of March 31, 2023 were as follows (in thousands):

Fair Value
Due within 1 year	$16,240
Due after 1 year through 5 years	53,410
Total	$69,650
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 7: Property and Equipment, Net
The Company has property and equipment as follows (in thousands):

	March 31, 2023	December 31, 2022
Furniture and Equipment	$180	$224
Computer Equipment	213	315
Leasehold Improvements	2,258	2,273
Software	163	263
Production Equipment	—	23
Property and Equipment, Gross	2,814	3,098

Less Accumulated Depreciation	(471)	(530)
Foreign Currency Translation Adjustment	(168)	(168)
Property and Equipment, Net	$2,175	$2,400
During the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $121,607 and $37,051, respectively.
During the three months ended March 31, 2023, due to changes in the Company's estimated undiscounted future cash flows, a reassessment of its long-lived assets was performed. As a result, the carrying value of one of the Company's asset groups property and equipment assets were written down to zero and an Impairment of Property and Equipment of $119,727 was recorded within Operating Expenses in the condensed consolidated statement of operations.
Note 8: Right of Use Leased Asset
Right of use asset consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Office Lease Assets	$10,313	$10,313
Equipment Lease Assets	5,145	3,928
Right Of Use Asset, Gross	15,458	14,241

Accumulated Amortization	(3,335)	(2,587)
Foreign Currency Translation Adjustment	(810)	(810)
Right Of Use Asset, Net	$11,313	$10,844
Refer to Note 20 for details on the Company's lease commitments.
As of March 31, 2023, the weighted-average lease term for the Company's operating leases was 90 months and the weighted-average discount rate was 10.4%. As of December 31, 2022, the weighted-average lease term for operating leases was 93 months and the weighted-average discount rate was 10.4%.
As of March 31, 2023, the weighted-average lease term for the Company's finance leases was 43 months and the weighted-average discount rate was 5.4%. As of December 31, 2022, the weighted-average lease term for the Company's finance leases was 35 months and the weighted-average discount rate was 5.3%.
Operating lease costs during the three months ended March 31, 2023 and 2022 were $0.4 million and $0.2 million, respectively, recorded within General and Administrative Expenses on the Company's condensed consolidated statement of operations.
During the three months ended March 31, 2023 the Company recorded finance lease costs of $0.6 million, comprised of ROU amortization of $0.5 million recorded within General and Administrative Expenses on the Company's condensed consolidated statement of operations and accretion of interest expense of $49,904 recorded within Interest

Expense on the Company's condensed consolidated statement of operations. The Company did not have finance leases as of March 31, 2022.
Note 9: Film and Television Costs, Net
The following table highlights the activity in Film and Television Costs as of March 31, 2023 and December 31, 2022 (in thousands):

Film and Television Costs, Net as of December 31, 2021	$2,940
Additions to Film and Television Costs	18,364
Disposals	(11)
Film Amortization Expense & Impairment Losses	(12,996)
Foreign Currency Translation Adjustment	(517)
Film and Television Costs, Net as of December 31, 2022	7,780
Additions to Film and Television Costs	365
Film Amortization Expense	(236)
Foreign Currency Translation Adjustment	—
Film and Television Costs, Net as of March 31, 2023	$7,909
Note 10: Intangible Assets, Net and Goodwill
Intangible Assets, Net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, Net

	Weighted Average Remaining Amortization Period

		March 31, 2023	December 31, 2022
Customer Relationships	6.9	$17,325	$17,325
Digital Networks	15.0	803	3,537
Trade Names	68.2	10,360	11,783
Technology	–	–	293
Other Intangible Assets (a)	–	–	325
Intangible Assets, Gross		28,488	33,263

Less Accumulated Amortization		(2,228)	(2,398)
Foreign Currency Translation Adjustment		(1,698)	(1,698)
Intangible Assets, Net		$24,562	$29,167
_______________________
(a)Represents the remaining unamortized logo and website intangible assets related to the merger with A Squared.
During the three months ended March 31, 2023 and 2022, the Company recorded intangible asset amortization expense of $0.6 million and $0.2 million, respectively. As of March 31, 2023, $7.2 million of the Company's intangible assets related to the acquired trade names from the Wow acquisition that have indefinite lives and are not subject to amortization. The Company did not have any indefinite-lived intangible assets as of March 31, 2022.
Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews its intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended March 31, 2023, due to changes in the Company's financial projections, the Company reassessed its definite and indefinite-

lived intangible asset values to determine whether impairments existed. As a result, the Company recorded a total Impairment of Intangible Assets of $4.0 million within Operating Expenses in the condensed consolidated statement of operations at March 31, 2023. The impairment charge consisted of a write-down of definite-lived intangible assets of $2.8 million due to a decrease in one of the Company's asset groups estimated undiscounted cash flows. In addition, due to a decrease in its estimated present value of cash flows, it was determined that the Frederator tradename, an indefinite-lived intangible asset, was impaired by $1.3 million.
Expected future amortization of intangible assets subject to amortization as of March 31, 2023 is as follows (in thousands):

Fiscal Year:
2023	$1,545
2024	2,058
2025	2,058
2026	2,058
2027	2,058
Thereafter	8,846
Total	$18,623
Goodwill
In 2013, the Company recognized $10.4 million in goodwill as a result of its merger with A Squared which was allocated to the Content Production and Distribution reporting unit. During the first quarter of 2021, the Company recognized $9.7 million in goodwill as a result of its acquisition of Beacon, which was allocated to its Media Advisory and Advertising Services reporting unit.
As a result of the Ameba Acquisition during the first quarter of 2022 and the Wow Acquisition during the second quarter of 2022, the Company recorded goodwill of $1.5 million, including a tax basis step-up of $0.8 million and $21.4 million, respectively. The goodwill resulting from the Ameba and Wow Acquisitions was allocated to the Content Production and Distribution reportable segment. As Wow's functional currency is the CAD, goodwill will change each period due to currency exchange differences.
As of December 31, 2022, the goodwill allocated to the Company's Media Advisory and Advertising Services reporting unit was written down to zero due to impairment.
During the three months ended March 31, 2023, the Company reassessed its remaining goodwill allocated to the Content Production and Distribution reporting unit for impairment. As a result, the Company recorded an Impairment of Goodwill of $11.3 million within Operating Expenses in its condensed consolidated statement of operations.
The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2022	$31,807	$–	$31,807
Goodwill Impairment	(11,287)	–	(11,287)
Foreign Currency Translation Adjustment	–	–	–
Goodwill as of March 31, 2023	$20,520	$–	$20,520
Note 11: Deferred Revenue
As of March 31, 2023 and December 31, 2022, the Company had total short term and long term deferred revenue of $9.7 million and $12.4 million, respectively. The decrease in deferred revenue is primarily related to productions on various shows nearing completion of the project as of March 31, 2023, compared to the progress as of December 31, 2022. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 12: Supplemental Financial Statement Information
Other Income (Expense), Net
Components of other income (expense), net, are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest Expense (a)	$(1,085)	$(55)
Gain on Warrant Revaluation (b)	139	41
Gain (Loss) on Foreign Exchange (c)	320	(192)
Loss on Marketable Securities Investments (d)	(1,537)	(79)
Gain (Loss) on Revaluation of Equity Investment in YFE (e)	(895)	5,395
Interest Income (f)	310	248
Finance Lease Interest Expense (g)	(50)	–
Other	1	–
Other Income (Expense)	$(1,712)	$5,413

(a)
Interest expense during the three months ended March 31, 2023 primarily consisted of $0.7 million of interest incurred on the margin loan collateralized by the marketable security investments and $0.4 million of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.

(b)
The gain on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.

(c)
The gain on foreign currency exchange during the three months ended March 31, 2023 primarily related to the EURO weakening against the USD compared to the previous reporting period end date of December 31, 2022. The remeasurement of the investment in YFE’s equity securities resulted in a foreign exchange gain of $0.3 million.

(d)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(e)
The fair value revaluation of the investment in YFE accounted for using the fair value option as of March 31, 2023, resulted in a $0.9 million loss, excluding the impact of foreign currency recorded separately as a Gain on Foreign Exchange. The loss is a result of the decrease in YFE’s stock price as of March 31, 2023, as compared to December 31, 2022.

(f)
Interest Income during the three months ended March 31, 2023 primarily consisted of cash interest received of $0.4 million from the investments in marketable securities, net of premium amortization expense of $0.2 million. The remaining increase is due to interest accrued on the Notes Receivable from Related Parties.

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

As of March 31, 2023, the Company had an outstanding balance of $3.9 million USD ($5.2 million CAD) on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheets.
Equipment Lease Line
On March 17 2023, the Company amended the terms of the equipment lease line under the Facility. Under the equipment lease line, the Company may borrow up to $4.0 million CAD (previously $4.3 million CAD) under a revolving demand equipment lease line.
Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 3.94% - 7.18% with remaining lease terms of 5 - 40 months. The Company has recorded finance lease right of use assets and finance lease liabilities for the leased equipment acquired in respect of these draws.
As of March 31, 2023, the Company has drawn down a total of $2.1 million USD ($2.9 million CAD) under the equipment lease line. These outstanding balances as of March 31, 2023, net of repayments, are included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Treasury Risk Management Facility
Advances of up to $500,000 CAD available under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year.
As of March 31, 2023, there were no outstanding amounts drawn under the treasury risk management facility.
As of March 31, 2023, the Company was in compliance with all covenants under the Facility.

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
As of March 31, 2023, the Company had an outstanding balance of $16.7 million USD ($22.6 million CAD), including $0.8 million USD ($1.1 million CAD of interest), recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Facility
Separate from the Facility's equipment lease line, a subsidiary of the Company entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to $1.4 million CAD in total. Each equipment lease is for a term of three years and will have specific financing terms such as finance amount and the bank’s lease base rate. The Company has recorded finance lease right of use assets and finance lease liabilities for the leased equipment acquired in respect of these draws.
The outstanding balance as of March 31, 2023, net of repayments, is $0.5 million USD ($0.7 million CAD) and is included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Note 14: Margin Loan
The Company borrowed an additional $3.7 million from its investment margin account during the three months ended March 31, 2023 and repaid $16.3 million with cash received from sales and maturities of marketable securities. During the three months ended March 31, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rates were 0.89% and 1.66% on average margin loan balances of $46.2 million and $27.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $0.7 million and $21,846 during the three months ended March 31, 2023 and March 31, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company's margin loan balance was $48.9 million and $60.8 million, respectively.

Note 15: Stockholders’ Equity
Common Stock
On February 6, 2023, the Company's board of directors approved a 1-for-10 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into 1 share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
As of March 31, 2023, the total number of authorized shares of common stock was 40,000,000.
As of March 31, 2023 and December 31, 2022, there were 32,113,784 and 31,918,552 shares of common stock outstanding, respectively.
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
As of March 31, 2023 and December 31, 2022, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of March 31, 2023 and December 31, 2022, there was 1 share of Series B Preferred Stock outstanding.
Treasury Stock
During the three months ended March 31, 2023, 3,700 shares of common stock with a cost of $9.435 were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.

Note 16: Stock Options
On September 18, 2015, the Company adopted the Genius Brands International, Inc. 2015 Incentive Plan (the “2015 Plan”). The total number of shares that can be issued under the 2015 Plan is 216,767 shares.
On September 1, 2020, the Company adopted the Genius Brands International, Inc. 2020 Incentive Plan (the “2020 Plan”). On August 4, 2020, the Board of Directors voted to adopt the 2020 Plan. The shares available for issuance under the 2020 Plan were approved by stockholders on August 27, 2020. The 2020 Plan as approved by the stockholders increased the maximum number of shares available for issuance up to an aggregate of 3,000,000 shares of common stock, which does not include shares that the Company may issue related to acquisitions.
The following table summarizes the stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2022	1,351,421	6.49	$15.09
Granted	–	–	$–
Exercised	–	–	$–
Forfeited/Cancelled	(4,100)	2.78	$30.34
Expired	–	–	$–
Outstanding at March 31, 2023	1,347,321	6.26	$15.05

Unvested at March 31, 2023	312,877	5.92	$13.23
Vested and exercisable March 31, 2023	1,034,444	6.36	$15.59
During the three months ended March 31, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employee per the original employment agreement. This resulted in 95,758 options becoming immediately vested on the separation date and $0.1 million in expense recognized by the Company.
During the three months ended March 31, 2023 and 2022, the Company recognized $0.4 million and $0.4 million, respectively, in share-based compensation expense related to stock options. The unrecognized share-based compensation expense as of March 31, 2023 was $0.9 million and will be recognized over a weighted average remaining contractual life of 6.26 years. The outstanding shares as of March 31, 2023 have an aggregated intrinsic value of $0.
Note 17: Restricted Stock Units
On March 17, 2023, the Company granted 11,070 fully vested RSUs to the Company's board members with a fair market value of $30,000. The RSUs expire five years from date of grant.
An aggregate of 593,358 shares of common stock were issued as a result of vested RSUs.
The following table summarizes the Company’s RSU activity during the three months ended March 31, 2023:

	Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2022	1,161,944	3.41	$13.67
Granted	11,070	4.96	$2.71
Vested	(37,105)	3.49	$11.76
Forfeited/Cancelled	–	–	$–
Unvested at March 31, 2023	1,135,909	3.17	$13.63
During the three months ended March 31, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested shares held by the employee per the original employment agreement. This resulted in 24,243 shares becoming immediately vested and issued on the separation date and $0.1 million in expense recognized by the Company.
During the three months ended March 31, 2023 and 2022, the Company recognized $0.5 million and $4.1 million, respectively, in share-based compensation expense related to RSU awards. The unvested share-based compensation as of March 31, 2023 is $1.2 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the three months ended March 31, 2023 was $0.4 million.
Note 18: Warrants

The following table summarizes the activity in the Company's outstanding warrants during the three months ended March 31, 2023:

	Warrants Outstanding Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	4,433,593	3.37	$22.50
Granted	–	–	$–
Exercised	–	–	$–
Expired	(4,000)	–	$30.00
Forfeitures	(50,000)	7.69	$13.90
Balance at March 31, 2023	4,379,593	3.08	$22.59

Exercisable March 31, 2023	4,379,593	3.08	$22.59
Exercisable December 31, 2022	4,433,593	3.37	$22.50

The warrants to purchase shares of the Company’s common stock outstanding as of March 31, 2023 and December 31, 2022 had a total value of $72.4 million and $73.3 million, respectively.

As of March 31, 2023, 89,286 liability classified derivative warrants to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of March 31, 2023, the warrants were revalued at $0.2 million, resulting in a decrease of $0.1 million in liability as compared to December 31, 2022. The change in value is recorded within net other income (expense) on the condensed consolidated statements of operations.

The fair value of the outstanding derivative warrants was determined by using the Black-Scholes option pricing model ("BSM") based on the following assumptions:

Exercise Price	$2.10
Dividend Yield	0%
Volatility	127%
Risk-free interest rate	4.03%
Expected life of options	2.0 years

On February 16, 2023, the Company received a notification of exercise from the holder of the remaining 50,000 warrants with a put option. The put option was exercised for a fixed rate of $250,000.
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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Massachusetts and New Jersey and will start filing in New York. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.

The Company is subject to U.S. income taxes on a stand-alone basis. The Company, the Beacon Media Group (formerly ChizComm) and Wow file separate stand-alone tax returns in each jurisdiction in which they operate. Beacon Communications, Wow and Ameba are corporations operating in Canada and are subject to Canadian income taxes on their stand-alone taxable income.
Note 20: Commitments and Contingencies
The following is a schedule of future minimum contractual obligations as of March 31, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Operating Leases	$1,229	$1,701	$1,750	$1,768	$1,541	$4,601	$12,590
Finance Leases	1,504	1,066	588	228	–	–	3,386
Employment Contracts	2,924	1,088	427	–	–	–	4,439
Consulting Contracts	2,365	1,428	–	–	–	–	3,793
Debt	52,759	16,711	–	–	–	–	69,470
	$60,781	$21,994	$2,765	$1,996	$1,541	$4,601	$93,678
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

On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company pays rent of $115,154 annually subject to annual escalations of 2.5%.
On April 6, 2022, as part of the Wow Acquisition, the Company assumed an operating lease for 45,119 square feet of general office space located at 2025 West Broadway, Suite 200, Vancouver, B.C., V6J 1Z6. The right of use asset and lease liability were revalued on the acquisition date based on the remaining lease term of 117 months with payments of $81,769 per month, subject to escalations of 7% each of the third and fifth years. The lease liability and right of use asset were determined to be $6.6 million, utilizing a discount rate of 11.5%. As part of the assumed office lease, the Company also assumed a parking lease for 80 parking spaces. The parking lease was also revalued utilizing the 11.5% discount rate. With a remaining lease term of 117 months, paying $6,091 per month, the ROU asset and lease liability were determined to be $0.5 million as of the acquisition date and recorded within current and noncurrent Operating Lease Liabilities on the Company's condensed consolidated balance sheet upon acquisition.
Also, as part of the Wow Acquisition, the Company assumed various equipment finance leases, the majority of which are under Master Line of Credit Agreements with certain banking institutions. As the rates were implicit in the leases, the Company determined that the carrying value of the leases as of the acquisition date equaled the fair value. With the implicit rates in the leases range from 3.7%- 14.5%, remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362 as of the Wow Acquisition date, the finance lease obligations were determined to be $3.5 million and recorded as current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheet upon consolidation.
The present value discount of the minimum operating lease payments above was $3.9 million as of March 31, 2023.
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

Note 21: Related Party Transactions
Pursuant to his employment agreements dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the three months ended March 31, 2023 and March 31, 2022, Mr. Heyward earned and was paid $162,500 and $612,155 in producer fees, respectively. Mr. Heyward also earned his $55,000 quarterly bonus during the three months ended March 31, 2023.
On August 25, 2022, Mr. Heyward's employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the three months ended March 31, 2023, Mr. Heyward has not earned royalties from musical compositions.
Pursuant to his employment agreement dated April 7, 2022, Michael Hirsh, CEO of Wow and its Frederator and Mainframe Studio subsidiaries is entitled to an Executive Producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the three months ended March 31, 2023, Mr. Hirsh has not earned producer fees under the employment agreement.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended March 31, 2023 and March 31, 2022, Mr. Heyward has not earned royalties from this agreement.
On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The loan has accrued interest of $0.2 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheets. In addition, pursuant to its joint venture with POW and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party, the amount owed to the Company related to the 50% non-controlling interest held by POW. On November 1, 2022, POW failed to repay the Loan as set forth in the applicable loan agreement and the Company had not received any payment as of March 31, 2023. As the Library secures repayment, the Company initiated a public sale of the Stan Lee Library owned by POW during February 2023, however, POW has since repaid the loan during April 2023 and the auction has been cancelled.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The entire principal sum was required to be remitted to YFE within 5 days of the effective date. The principal, plus interest must be repaid by no later than June 30, 2026. The loan has accrued interest of USD $44,701 as of March 31, 2023 recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheet.
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
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The sublease payment is $595 per month and recorded to Other Income in the Company's condensed consolidated statement of operations.
Note 22: Segment Reporting
The Company’s CODM uses revenue and net earnings to evaluate the profitability and performance of each operating segment. All other financial information is reviewed by the CODM on a consolidated basis. The CODM does not evaluate the operating segments using asset information and it is therefore not disclosed. All expenses directly attributable to each reportable segment are included in the operating results for each segment. However, the CODM does not evaluate the expenses by operating segment and, therefore, it is not separately presented.

The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Total Revenues:
Content Production & Distribution	$13,233	$455
Media Advisory & Advertising Services	956	986
Total Revenue	$14,189	$1,441

Net Loss:
Content Production & Distribution	$(24,208)	$(4,040)
Media Advisory & Advertising Services	(554)	(491)
Total Operating Loss	$(24,762)	$(4,531)

Geographic Information
The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Total Revenues:
United States	$8,640	$553
Canada	3,555	888
United Kingdom	1,844	–
Other	150	–
Total Revenue	$14,189	$1,441
Note 23: Subsequent Events
During April 2023, the Company received the principal, plus interest accrued, payment due of $1.4 million related to the Loan Agreement and Promissory Note with POW.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2023 and 2022. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 13, 2023 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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

Our Business

Genius Brands International, Inc. (“we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, we distribute our content primarily on streaming platforms and television and license properties for a broad range of consumer products based on our characters. We are a “work for hire” producer for many of the streaming outlets and animated content intellectual property ("IP") holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected Wow Unlimited Media Inc. titles, our programs, along with licensed programs, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, our free ad supported TV ("FAST") channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other platforms. Our in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz, and the upcoming Shaq’s Garage starring Shaquille O’Neal, scheduled to debut in the second quarter of 2023. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.

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

We have rights to a select amount of valuable IP, included among them a controlling interest in Stan Lee Universe (“SLU”), through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).

We also own Beacon Media Group ("Beacon"), the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka, Moose Toys, and JAKKS Pacific.
In addition, we own the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids, and has become the focal point of revenue growth for Genius Networks’ subscription offering.

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
We are committed to responsible, ethical and inclusionary business practices as outlined below:
Human Capital Management
As of March 31, 2023, we employed 715 full-time employees and 46 independent contractors.
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

Recent Developments
On February 6, 2023, our board of directors approved a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company's common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of our outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,001 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.

Results of Operations
Our summary results for the three months ended March 31, 2023 and 2022 are below:
Revenues

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
	(in thousands, except percentages)
Production Services	$9,886	$–	$9,886	100%
Content Distribution	3,301	414	2,887	697%
Licensing & Royalties	46	41	5	12%
Media Advisory & Advertising Services	956	986	(30)	(3)%
Total Revenue	$14,189	$1,441	$12,748	885%

Production Services revenue is generated specifically by Wow providing animation production services for the three months ended March 31, 2023.

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

Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the three months ended March 31, 2023, increased 697% as compared to the three months ended March 31, 2022 primarily due to the acquisition of Ameba, Wow and Frederator, increasing Content Distribution revenue by $3.0 million.

Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the three months ended March 31, 2023 increased 12% as compared to the three months ended March 31, 2022 primarily due to entering an agreement for the licensing of certain Stan Lee Assets.

Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group ("Beacon").
Expenses

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$245	$160	$85	53%
Direct Operating Costs	11,285	344	10,941	3181%
General and Administrative	9,225	10,857	(1,632)	(15)%
Impairment of Property and Equipment	120	–	120	100%
Impairment of Intangible Assets	4,023	–	4,023	100%
Impairment of Goodwill	11,287	–	11,287	100%
Total Expenses	$36,185	$11,361	$24,824	219%

Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The increase in marketing and sales expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to a decrease in marketing and advertising expenses incurred to promote the Kartoon Channel! as well as the launch of Superhero Kindergarten.
Direct Operating Costs during the three months ended March 31, 2023 consist primarily of salaries and related expenses for the animation production services employees of Mainframe and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that have rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs.
The increase is primarily due to the acquisition of Ameba, Wow and Frederator, which increased Direct Operating Costs for the three months ended March 31, 2023 by $11.1 million as compared to the three months ended March 31, 2022.
General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $1.6 million decrease in general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to a decrease in stock-based compensation of $3.6 million due to the absence of modification expenses that were incurred in the prior year period and a decrease in professional fees of $0.9 million offset by the increase during the three months ended March 31, 2023 of $8.2 million, due to the consolidation of Ameba, Wow and Frederator's general and administration expenses.
During the three months ended March 31, 2023, we reassessed our long-lived assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill allocated to the Content Production and Distribution reportable segment for impairment. As a result, we recorded an impairment charge to our property and equipment of $0.1 million, our definite-lived intangible assets of $2.8 million, our indefinite-lived intangible assets of $1.3 million and our goodwill recorded within the Content Production and Distribution reporting unit of $11.3 million in our condensed consolidated statement of operations.
Other Income (Expense), Net
Components of other income (expense), net are summarized as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
	(in thousands, except percentages)
Interest Expense (a)	$(1,085)	$(55)	$(1,030)	1,873%
Gain on Warrant Revaluation (b)	139	41	98	239%
Gain (Loss) on Foreign Exchange (c)	320	(192)	512	(267)%
Loss on Marketable Securities Investments (d)	(1,537)	(79)	(1,458)	1,846%
Gain (Loss) on Revaluation of Equity Investment in YFE (e)	(895)	5,395	(6,290)	(117)%
Interest Income (f)	311	248	63	25%
Finance Lease Interest Expense (g)	(50)	–	(50)	100%
Other	1	–	1	100%
Other Income (Expense)	$(1,711)	$5,413	$(7,124)	(132)%

(a)	Interest expense during the three months ended March 31, 2023 primarily consisted of $0.7 million of interest incurred on the margin loan collateralized by the marketable security investments and $0.4 million of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.
(b)	The gain on warrant revaluation is related to the change in fair value of outstanding warrants that were determined to be derivative liabilities attached to previously issued and converted convertible notes.
(c)	The gain on foreign currency exchange during the three months ended March 31, 2023 primarily related to the EURO weakening against the USD compared to the previous reporting period end date of December 31, 2022. The remeasurement of the investment in YFE’s equity securities resulted in a foreign exchange gain of $0.3 million.
(d)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(e)	The fair value revaluation of the investment in YFE accounted for using the fair value option as of March 31, 2023, resulted in a $0.9 million loss, excluding the impact of foreign currency recorded separately as a Gain on Foreign Exchange. The loss is a result of the decrease in YFE’s stock price as of March 31, 2023, as compared to December 31, 2022.
(f)	Interest Income during the three months ended March 31, 2023 primarily consisted of cash interest received of $0.4 million from the investments in marketable securities, net of premium amortization expense of $0.2 million. The remaining increase is due to interest accrued on the Notes Receivable from Related Parties.
(g)
The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, we did not have any finance leases.

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $4.8 million, which decreased by $2.7 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $12.6 million, primarily due to the repayment of the margin loan, and $4.8 million used in operational activities. The cash used was offset by cash provided by the sales and maturities of marketable securities of $14.3 million.
As of March 31, 2023, we held available-for-sale marketable securities with a fair value of $69.7 million, which decreased by $14.1 million as compared to December 31, 2022. The decrease was primarily due to selling $14.3 million of securities, $2.9 million of securities maturing and additional prepayment proceeds of $0.5 million on principals for certain mortgage-backed securities during the three months ended March 31, 2023. The decrease was offset by the net decrease of $0.8 million in unrealized and realized loss activity. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
We borrowed an additional $3.7 million from our investment margin account during the three months ended March 31, 2023 and repaid $16.3 million with cash received from sales and maturities of marketable securities. During the three months ended March 31, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Federal Funds Rate plus 0.65% with interest only payable monthly. The weighted average interest rates were 0.89% and 1.66% on average margin loan balances of $46.2 million and $27.1 million as of March 31, 2023 and December 31, 2022, respectively. We incurred interest expense on the loan of $0.7 million and $21,846 during the three months ended March 31, 2023 and March 31, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, our margin loan balance was $48.9 million and $60.8 million, respectively.
Working Capital
As of March 31, 2023, we had current assets of $114.3 million, including cash and cash equivalents of $4.8 million and marketable securities of $69.7 million, and our current liabilities were $90.8 million. We had working capital of $23.5 million as of March 31, 2023 as compared to working capital of $28.6 million as of December 31, 2022. The decrease of $5.1 million was primarily due to a decrease in our cash and cash equivalents and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of Wow and Ameba and additional short-term borrowings from our margin loan account.
During the three months ended March 31, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022
Our total cash, cash equivalents and restricted cash as of March 31, 2023 and March 31, 2022 was $4.8 million and $52.8 million, respectively.

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase (Decrease) in Net Cash
	(in thousands)
Net Cash Used in Operating Activities	$(4,757)	$(5,363)	$606
Net Cash Provided by (Used in) Investing Activities	14,648	(3,247)	17,895
Net Cash Provided by (Used in) Financing Activities	(12,565)	51,353	(63,918)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	7	8	(1)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(2,667)	$42,751	$(45,418)
Net Noncash Expenses
Items necessary to reconcile from net loss to cash flow used in operating activities included net noncash expenses of $21.4 million for the three months ended March 31, 2023 as compared to net noncash expenses of $0.5 million for the three months ended March 31, 2022. The majority of the increase of $20.9 million was due to the impairments of our long-lived assets, intangible assets and goodwill of $15.4 million incurred during the three months ended March 31, 2023, our equity investment in YFE going from a loss of $5.4 million to a gain of $0.9 million and a decrease in stock-based compensation of $3.6 million.
Change in Operating Assets and Liabilities
The increase in cash provided by operating asset activity of $5.6 million as of March 31, 2023 compared to March 31, 2022 was primarily due to the receipt of tax credits earned, net by the Wow entity of $2.6 million, a decrease in the cash used of $1.3 million in prepaid expenses and assets due to the absence of a prepayment incurred for an insurance policy, that was not incurred in the current period and a decrease in cash used for film and television costs of $0.9 million.
The increase in cash used in operating liability activities of $5.6 million as of March 31, 2023 compared to March 31, 2022 was primarily due to the increase in cash used for accounts payable of $3.8 million and deferred revenue of $2.7 million, offset by a decrease in accrued production costs of $1.5 million.
Change in Investing Activities
Cash investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, increased from cash used in investing of $3.2 million, to cash provided by investing of $14.6 million, primarily due to using cash of $10.5 million for investments and acquisitions in the prior year, that did not occur in the current period and an increase in proceeds from the sales and maturities of marketable securities of $7.3 million during the three months ended March 31, 2023.
Change in Financing Activities
Cash financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, decreased from cash provided by investing of $51.4 million, to cash used in investing of $12.6 million, primarily due to paying down the margin loan during the current quarter compared to additional borrowings in the prior year quarter resulting in a net $63.3 million decrease in cash provided by financing activities.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $89.1 million as of March 31, 2023, of which about $60.8 million could be owed within one year if the margin loan and interim production facilities are called.
We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of March 31, 2023, we have $3.4 million in commitments for capital expenditures, related to equipment leases.
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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2022 Annual Report on Form 10-K, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2022 Annual Report on Form 10-K describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).
Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2023, our internal controls over financial reporting were not effective based on those criteria.

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
•Lack of risk assessment procedures on internal controls to detect financial reporting risks; and
•Insufficient procedures and documentation related to review type controls and information technology controls.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2023, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Plan to Remediate the Material Weaknesses
Management had been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Such measures include the following:
•Continue to hire qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
•Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. This included the continuation of internal policies and procedures development and documentation on internal controls over financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
As of March 31, 2023, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.
As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its Chief Financial Officer Robert Denton were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by issuing allegedly false or misleading statements about the Company, initially over an alleged class period running from March into early July 2020, and, in their second amended complaint, over a class period alleged to extend into March 2021. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in the Company’s common stock during the alleged class period. Defendants filed motions to dismiss the different versions of lead plaintiffs’ pleading. Most recently, on July 15, 2022, the Court granted defendants’ motion directed to lead plaintiffs’ second amended complaint, ordering that the complaint and the action be dismissed in their entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing of the appeal concluded earlier this year. The Company cannot predict whether the Court will entertain oral argument of the appeal, when a hearing might be scheduled, the outcome of the appeal or the timing of a decision on the appeal. In the meantime, there is no other activity in the case.
Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several punitive stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. The Company cannot predict the impact of the securities class action’s outcome on appeal on the shareholder derivative lawsuits.
Finally, the Company is also a nominal defendant in an action filed in January 2022 in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249-VM. The action, which purports to be brought on behalf and for the benefit of the Company, seeks recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. No Company officer or director is among the defendants. The defendant investors filed a motion to dismiss, which the Court took under submission in mid-November 2022 after the completion of full briefing. By decision issued March 30, 2023, the Court granted defendants’ motion to dismiss with leave to amend. On May 1, 2023, plaintiff filed an amended complaint. The Company anticipates that defendants will renew their motions to dismiss, but no schedule for doing so has yet been set. There is otherwise no current activity in the case. The Company cannot predict the outcome of the anticipated motion to dismiss the amended complaint, the timing of court action on the requests, or the outcome of the lawsuit more generally. While the Company again notes that plaintiff seeks no relief against the Company, several defendant investors have made demands on the Company that it indemnify their costs of defending the action, invoking provisions in the agreements by which the investors acquired Company securities. The Company disagrees that it has indemnity obligations applicable to this action; however, the Company cannot predict the outcome of the indemnification issue.
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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genius Brands International, Inc.

May 22, 2023	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

May 22, 2023		/s/ Robert L. Denton
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)