Form 10-Q
period 2023-06-30
Kartoon Studios, Inc.
filed 2023-08-14
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 000-54389
KARTOON STUDIOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4118216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
190 N. Canon Drive, 4th FL
Beverly Hills, CA 90210
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: 310-273-4222
______________________________
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of Exchange where registered
Common Stock, par value $0.001 per share	TOON	The NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2023, the registrant had 35,060,546 shares of common stock outstanding.

Kartoon Studios, Inc.
FORM 10-Q
For the Quarterly Period Ended June 30, 2023

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kartoon Studios, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,839	$7,432
Investments in Marketable Securities (amortized cost of $53,113)	49,498	83,706
Accounts Receivable, net	8,328	15,558
Tax Credits Receivable, net	25,093	26,255
Notes and Accounts Receivable from Related Party	1,487	2,844
Other Receivable	420	1,162
Prepaid Expenses and Other Assets	1,946	2,568
Total Current Assets	91,611	139,525

Noncurrent Assets:
Property and Equipment, net	2,136	2,400
Operating Lease Right of Use Assets, net	8,216	8,506
Finance Lease Right of Use Assets, net	2,533	2,338
Film and Television Costs, net	8,100	7,780
Investment in Your Family Entertainment AG	19,969	16,247
Intangible Assets, net	24,416	29,167
Goodwill	20,852	31,807
Other Assets	150	148
Total Assets	$177,983	$237,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,236	$11,436
Participations Payable	2,168	2,965
Accrued Expenses	1,234	895
Accrued Salaries and Wages	2,578	2,484
Deferred Revenue	4,971	9,065
Margin Loan	27,613	60,810
Production Facilities, net	17,793	18,282
Bank Indebtedness	4,755	1,741
Current Portion of Operating Lease Liability	868	802
Current Portion of Finance Lease Liability	1,635	1,623
Warrant Liability	7,202	548
Due To Related Party	55	2
Other Current Liabilities	79	255
Total Current Liabilities	77,187	110,908

Noncurrent Liabilities:
Deferred Revenue	3,369	3,369
Operating Lease Liability, Net Current Portion	7,763	8,095
Finance Lease Liability, Net Current Portion	1,223	1,020
Deferred Tax Liability	–	705
Other Noncurrent Liabilities	928	952
Total Liabilities	90,470	125,049

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 9,999,999 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	–	–
Preferred Stock Series B, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.001 par value, 40,000,000 shares authorized, 35,054,573 and 31,918,552 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	351	319
Additional Paid-in Capital	773,377	762,418
Treasury Stock at Cost, 48,498 and 42,633 shares of common stock as of June 30, 2023 and December 31, 2022, respectively	(305)	(290)
Accumulated Deficit	(681,435)	(641,443)
Accumulated Other Comprehensive Loss	(6,218)	(9,925)
Total Kartoon Studios, Inc. Stockholders' Equity	85,770	111,079
Non-Controlling Interests in Consolidated Subsidiaries	1,743	1,790
Total Stockholders' Equity	87,513	112,869

Total Liabilities and Stockholders’ Equity	$177,983	$237,918
The accompanying notes are an integral part of these financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Production Services	$7,033	$10,018	$16,919	10,018
Content Distribution	3,012	8,529	6,313	8,942
Licensing & Royalties	103	2,495	149	2,536
Media Advisory & Advertising Services	890	1,082	1,846	2,067
Total Revenues	11,038	22,124	25,227	23,563

Operating Expenses:
Marketing and Sales	1,690	972	1,935	1,132
Direct Operating Costs	9,541	14,648	20,826	14,992
General and Administrative	8,370	15,105	17,595	25,962
Impairment of Property and Equipment	–	—	120	—
Impairment of Intangible Assets	–	–	4,023	–
Impairment of Goodwill	–	–	11,287	–
Total Operating Expenses	19,601	30,725	55,786	42,086

Loss from Operations	(8,563)	(8,601)	(30,559)	(18,523)

Interest Expense	(1,020)	(388)	(2,105)	(443)
Other Income (Expense), Net	(6,368)	(3,161)	(8,080)	2,256
Loss Before Income Tax Benefit	(15,951)	(12,150)	(40,744)	(16,710)

Income Tax Benefit	705	–	705	–

Net Loss	(15,246)	(12,150)	(40,039)	(16,710)

Net (Income) Loss Attributable to Non-Controlling Interests	16	(1,193)	47	(1,162)

Net Loss Attributable to Kartoon Studios, Inc.	$(15,230)	$(13,343)	$(39,992)	$(17,872)

Net Loss per Share (Basic)	$(0.47)	$(0.42)	$(1.24)	$(0.58)
Net Loss per Share (Diluted)	$(0.47)	$(0.42)	$(1.24)	$(0.58)

Weighted Average Shares Outstanding (Basic)	32,379,852	31,551,991	32,180,202	30,968,201
Weighted Average Shares Outstanding (Diluted)	32,379,852	31,551,991	32,180,202	30,968,201
The accompanying notes are an integral part of these financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Loss	$(15,246)	$(12,150)	$(40,039)	$(16,710)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain/(Losses) on Marketable Securities	(87)	(1,095)	743	(4,595)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	720	44	2,257	123
Foreign Currency Translation Adjustments	704	(1,477)	707	(1,440)
Total Change in Accumulated Other Comprehensive Loss	1,337	(2,528)	3,707	(5,912)
Total Comprehensive Net Loss	$(13,909)	$(14,678)	$(36,332)	$(22,622)
Net (Income) Loss Attributable to Non-Controlling Interests	16	(1,193)	47	(1,162)
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(13,893)	$(15,871)	$(36,285)	$(23,784)
The accompanying notes are an integral part of these financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2022	31,918,552	319	1	$–	$762,418	42,633	(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	78,088	1	–	–	(1)	3,700	(9)	–	–	–	(9)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	910	–	–	–	–	–	910
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,367	–	2,367
Foreign Translation Adjustment	–	–	–	–	–	–	–	–	3	–	3
Net Loss	–	–	–	–	–	–	–	(24,762)	–	(31)	(24,793)

Balance, March 31, 2023	32,113,784	$320	1	$–	$763,327	46,333	$(299)	$(666,205)	$(7,555)	$1,759	$91,347

Issuance of Common Stock for Services	404,251	–	–	–	997	–	–	–	–	–	997
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	224,988	29	–	–	(29)	2,165	(6)	–	–	–	(6)
Proceeds From Warrant Exchange, net	2,311,550	2	–	–	4,854	–	–	–	–	–	4,856
Warrant Inducement	–	–	–	–	3,511	–	–	–	–	–	3,511
Share Based Compensation	–	–	–	–	717	–	–	–	–	–	717
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	633	–	633
Foreign Translation Adjustment	–	–	–	–	–	–	–	–	704	–	704
Net Loss	–	–	–	–	–	–	–	(15,230)	–	(16)	(15,246)

Balance, June 30, 2023	35,054,573	$351	1	$—	$773,377	48,498	$(305)	$(681,435)	$(6,218)	$1,743	$87,513

Balance, December 31, 2021	30,337,914	303	–	–	739,495	–	–	(595,848)	(1,221)	1,924	144,653

Issuance of Common Stock for Services	38,620	–	–	–	311	–	–	–	–	–	311
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	60,366	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,491	–	–	–	–	–	4,491
Unrealized Loss on Marketable Securities	–	–	–	–	–	–	–	–	(3,421)	–	(3,421)
Foreign Translation Adjustment	–	–	–	–	–	–	–	–	37	–	37
Net Loss	–	–	–	–	–	–	–	(4,531)	–	(31)	(4,562)

Balance, March 31, 2022	30,436,900	$304	–	$–	$744,296	–	$–	$(600,379)	$(4,605)	$1,893	$141,509

Shares Issued for Wow Acquisition	1,105,708	11	1	–	11,543	–	–	–	–	–	11,554
Fair Value of Replacement Options Related to Wow Acquisition	–	–	–	–	1,213	–	–	–	–	–	1,213
Issuance of Common Stock for Services	73,667	1	–	–	441	–	–	–	–	–	442
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	107,241	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,245	–	–	–	–	–	4,245
Unrealized Loss on Marketable Securities	–	–	–	–	–	–	–	–	(1,051)	–	(1,051)
Foreign Translation Adjustment	–	–	–	–	–	–	–	–	(1,477)	–	(1,477)
Distributions to Non-Controlling Interests	–	–	–	–	–	–	–	–	–	(1,200)	(1,200)
Net Loss	–	–	–	–	–	–	–	(13,341)	–	1,193	(12,148)

Balance, June 30, 2022	31,723,516	$317	1	$—	$761,737	–	$—	$(613,720)	$(7,133)	$1,886	$143,087

The accompanying notes are an integral part of these financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(40,039)	$(16,710)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	474	2,253
Depreciation and Amortization of Property, Equipment & Intangible Assets	1,324	1,103
Amortization of Right of Use Asset	1,486	700
Amortization of Premium on Marketable Securities	322	545
Share Based Compensation Expense	1,627	8,736
Impairment Loss of Intangible Assets	4,023	–
Impairment of Goodwill	11,287	–
Impairment of Property and Equipment	120	–
Warrant Incentive Expense	16,174	–
Deferred Income Taxes	(705)	–
Marketing Expenses in Exchange for Stock	1,195	–
Gain on Revaluation of Equity Investments in Your Family Entertainment AG	(3,427)	(2,901)
Unrealized (Gain) Loss for Foreign Currency of Equity Investments in Your Family Entertainment AG	(295)	1,296
Gain on Warrant Revaluation	(6,202)	(269)
Realized Loss on Marketable Securities	2,257	123
Stock Issued for Services	997	312
Bad Debt Expense	246	51
Other Non-Cash Items	(3)	–

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	7,217	6,078
Other Receivable	749	384
Tax Credits Earned (less capitalized)	(8,931)	(4,247)
Tax Credits Received, net	10,419	1,702
Film and Television Costs, net	(689)	(6,015)
Prepaid Expenses and Other Assets	(563)	(469)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(5,219)	(4,439)
Accrued Salaries & Wages	54	338
Accrued Expenses	339	(2,048)
Accrued Production Costs	473	(1,438)
Participations Payable	(813)	1,283
Deferred Revenue	(4,216)	(3,455)
Lease Liability	(297)	(352)
Due To Related Party	53	(63)
Other Liabilities	(24)	(42)
Net Cash Used in Operating Activities	$(10,587)	$(17,544)

Cash Flows from Investing Activities:
Cash Payment for Wow, net of Cash Acquired	–	(37,311)
Cash Payment for Equity Investment in Your Family Entertainment	–	(9,540)
Cash Payment for Ameba, net of Cash Acquired	–	(3,893)
Repayments from/(Loans to) Related Party for Note Receivables	1,357	(128)
Proceeds from Principal Collections on Marketable Securities	460	4,420
Proceeds from Sales and Maturities of Marketable Securities	34,169	5,536
Investment in Intangible Assets, net	–	(22)
Purchase of Property & Equipment	(38)	(401)
Net Cash Provided by (Used in) Investing Activities	35,948	(41,339)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	8,582	58,980
Repayments of Margin Loan	(41,778)	(4,522)
(Repayments of)/Proceeds from Production Facilities, net	(1,494)	2,495
Proceeds from Bank Indebtedness, net	2,931	1,291
Proceeds from Warrant Exchange, net	5,299	–
Repayments of Notes Payable	–	(9)
Principal Payments on Finance Lease Obligations	(1,216)	(442)
Distributions to Non-Controlling Interest	–	(1,200)
Shares Withheld for Taxes on Vested Restricted Shares	(15)	–
Payment for Warrant Put Option Exercise	(250)	–
Net Cash (Used in) Provided by Financing Activities	(27,941)	56,593

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(13)	46

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,593)	(2,244)
Beginning Cash, Cash Equivalents and Restricted Cash	7,432	10,060
Ending Cash, Cash Equivalents and Restricted Cash	$4,839	$7,816

Schedule of Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$1,216	$–
Warrants Issued for Services	$443	$–
Shares Issued for Wow Acquisition	$–	$11,554
Fair Value of Replacement Options Granted Related to Wow Acquisition	$–	$1,213
The accompanying notes are an integral part of these financial statements.

Kartoon Studios, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
Note 1: Organization and Business
Organization and Nature of Business
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.; “we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television and licenses properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. ("Wow") titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other platforms. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
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
Through the ownership of Wow, the Company has established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels.
The Company has rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
The Company also owns Beacon Media Group (“Beacon”), the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka and Moose Toys.
In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids and has become the focal point of revenue growth for TOON Media Networks’ subscription offering.
The Company and its affiliates provide world class animation production studios a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house consumer products licensing infrastructure to fully exploit the content.

On June 23, 2023, the Company was renamed Kartoon Studios, Inc. On June 26, 2023, the Company transferred its listing to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, the Company voluntarily delisted from the Nasdaq Capital Market (“Nasdaq”). The Company’s common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.

Recent Developments
Common Stock
On February 6, 2023, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company’s common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
Exercise of 2021 Warrants and Issuance of New Warrants
On June 26, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain existing institutional and accredited investors pursuant to which such investors agreed to exercise for cash certain warrants issued by the Company in January 2021 (the “2021 Warrants”) to purchase 2,311,550 shares of common stock (the “Exercise”). To induce the Exercise by holders of the 2021 Warrants, the Company also amended the exercise price of the 2021 Warrants from $23.70 per share (as adjusted pursuant to a 1-for-10 reverse stock split of our outstanding shares of common stock effected on February 10, 2023) to $2.50 per share pursuant to the terms of the 2021 Warrants. In consideration for the Exercise, the exercising holders received warrants to purchase up to 4,623,100 shares of common stock, and The Special Equities Group, LLC, a division of Dawson James Securities, which acted as the warrant solicitation agent for the Exercise, received a warrant to purchase up to 161,809 shares of common stock (collectively, the “Warrants”). Prior to closing of the Exercise, the Company had 32,755,748 shares of common stock outstanding. Following the repricing of the 2021 Warrants, certain 2021 Warrants were exercised for an aggregate of 2,311,550 shares, resulting in 35,067,298 outstanding shares. Therefore, the issuance of 4,784,909 shares of common stock upon exercise of the Warrants would have constituted an excess of 19.99% of the outstanding shares of common stock of the Company (determined as of the date of, and without regard for, the issuance of the Warrants and the shares issued upon exercise of the repriced 2021 Warrants). The Warrants will be exercisable at any time at a price per share of $2.50 upon approval by the Company’s shareholders of (a) a proposal to approve an amendment to the articles of incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock of the Company from 50,000,000 shares to 200,000,000 shares (the “Share Increase Proposal”) and (b) approve, in accordance with 713(A) of the NYSE American Company Guide, the issuance of more than 19.99% of the Company’s outstanding common stock upon the exercise of the Warrants (the “Warrant Exercise Proposal” and together with the Share Increase Proposal, the “Proposals”). The Company is holding its annual shareholder meeting on August 25, 2023, at which the Company will seek the shareholders approval of the Proposals. The Warrants have a term of exercise of five years from the date of Shareholder Approvals. Pursuant to the Letter Agreements, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the Warrants on July 26, 2023, which registration statement is currently pending with the Securities and Exchange Commission (“SEC”).
Liquidity
As of June 30, 2023, the Company had cash and cash equivalents of $4.8 million, which decreased by $2.6 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $27.9 million, primarily due to repayment of the margin loan, net proceeds, offset by the cash received from the warrant exchange and $10.6 million used in operating activities. The cash used was offset by cash provided by sales and maturities of marketable securities of $34.2 million.
As of June 30, 2023, the Company held available-for-sale marketable securities with a fair value of $49.5 million, which decreased by $34.2 million as compared to December 31, 2022 due to sales and maturities during the six months ended June 30, 2023. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
The Company borrowed an additional $8.6 million from its investment margin account during the six months ended June 30, 2023 and repaid $41.8 million primarily with cash received from sales and maturities of marketable securities. During the six months ended June 30, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Federal Funds Rate plus 0.65%. The weighted average interest rates were 0.67% and 1.66% on average margin loan balances of $44.2 million and $27.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $0.6 million and $0.2 million during the three months ended June 30, 2023 and June 30, 2022, respectively. The Company incurred interest expense on the loan of $1.3 million and $0.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company’s margin loan balances were $27.6 million and $60.8 million, respectively.
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $6.7 million USD ($8.9 million CAD). The Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of June 30, 2023. The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at anytime by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants, however, at the time the financial statements were available for issuance, the lender has not provided the Company with a formal notification of a covenant breach.
Historically, the Company has incurred net losses. For the three months ended June 30, 2023 and June 30, 2022, the Company reported net losses of $15.2 million and $13.3 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company reported net losses of $40.0 million and $17.9 million, respectively. The Company reported net cash used in operating activities of $10.6 million and $17.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $681.4 million and total stockholders’ equity of $87.5 million. As of June 30, 2023, the Company had current assets of $91.6 million, including cash and cash equivalents of $4.8 million and marketable securities of $49.5 million, and current liabilities of $77.2 million. The Company had working capital of $14.4 million as of June 30, 2023, compared to working capital of $28.6 million as of December 31, 2022.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).
The accompanying condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, Statements of Stockholders’ Equity, and Statements of Cash Flows for all periods presented.
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
Out-of-Period Adjustment
The Company identified an error in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and balance sheet for the period ended March 31, 2023. The Company’s deferred tax liability, and net loss for the period ended March 31, 2023, are overstated by $705,000. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” The Company believes that the impact of the error was not material to the financial statements for the three months ended March 31, 2023, based on an evaluation of both quantitative and qualitative factors. As a result, the Company determined that correcting the prior period financial statements for such an immaterial error would not require the Form 10-Q for the three months ended March 31, 2023 to be amended. The Company has elected to record an out-of-period adjustment and record the amount in the condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023, the condensed consolidated statement of cash flow for the six months ended June 30, 2023 and the condensed consolidated statements of stockholders’ equity for the three months ended June 30, 2023. The Company does not believe recording the amount in the condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2023 has a material impact on the Company’s results of operations.
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
The accounting policies for each segment are the same as for the Company as a whole. Refer to Note 21 for additional information.
Principles of Consolidation and Basis of Presentation
The Company’s condensed consolidated financial statements include the accounts of Kartoon Studios, Inc. and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The interests in a variable interest entity which the Company does not control are recorded as non-controlling interests. Non-consolidated investments are accounted for using the equity method or the fair value option and recorded at fair value with changes recognized within Other Income (Expense), Net on the condensed consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated upon consolidation.
Business Combinations
The Company accounts for transactions that are classified as business combinations in accordance with the Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Once a business is acquired, the Company allocates the fair value of the purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. As required, preliminary fair values are determined upon acquisition, with the final determination of the fair values being completed within the one-year measurement period from the date of acquisition. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that the Company use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. The Company estimates the fair value based upon assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.
Variable Interest Entities
The Company holds an interest in Stan Lee University, LLC (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets and that requires additional financial support from the Company to continue operations. The Company is considered the primary beneficiary and is required to consolidate the VIE.
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
Foreign Currency
The Company considers the U.S. dollar (“USD”) to be its functional currency for its United States and certain Canadian based operations. The Canadian dollar (“CAD”) is the functional currency of Wow, a wholly-owned subsidiary of the Company. Accordingly, the financial information is translated from CAD to USD for inclusion in the Company’s condensed consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss), net in stockholders’ equity.
Foreign exchange transaction gains and losses are included in Other Income (Expense), Net on the condensed consolidated statements of operations.
Foreign Currency Forward Contracts
The Company’s wholly-owned subsidiary, Wow, is exposed to fluctuations in various foreign currencies against its functional currency, the Canadian dollar. Wow uses foreign currency derivatives, specifically foreign currency forward contracts (“FX forwards”), to manage its exposure to fluctuations in the CAD-USD exchange rates. FX forwards involve fixing the foreign currency exchange rate for delivery of a specified amount of foreign currency on a specified date. The FX forwards are typically settled in CAD for their fair value at or close to their settlement date. The Company does not currently designate any of the FX forwards under hedge accounting and therefore reflects changes in fair value as unrealized gains or losses immediately in earnings as part of the revenue generated from the transactions hedged. The Company does not hold or use these instruments for speculative or trading purposes.
Per FASB ASC 815-10-45, Derivatives and Hedging, the Company has elected an accounting policy to offset the fair value amounts recognized for eligible forward contract derivative instruments. Therefore, the Company presents the asset or liability position of the FX forwards that are with the same counterparty net as either an asset or liability in its condensed consolidated balance sheets.
As of June 30, 2023, the gross amounts of FX forwards in an asset and liability position subject to a master netting arrangement were $17.7 million and $17.7 million, respectively, resulting in an asset recorded within Prepaid Expenses and Other Assets on the condensed consolidated balance sheet. The change in fair value of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, was recorded as an unrealized gain within Production Services Revenue on the condensed consolidated statement of operations. The Company did not hold FX forwards prior to the Wow Acquisition.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $4.8 million and $7.4 million, respectively, that at times could exceed FDIC or CDIC limits.
Allowance for Doubtful Accounts
Accounts receivables are presented on the condensed consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for doubtful accounts that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As of June 30, 2023 and December 31, 2022, the Company recorded an allowance for doubtful accounts of $112,250 and $65,421, respectively.
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
Tax Credits Receivable
The Canadian federal government and certain provincial governments in Canada provide programs that are designed to assist film and television production in the form of refundable tax credits or other incentives.
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
As of June 30, 2023 and December 31, 2022, $25.1 million and $26.3 million in current tax credit receivables related to Wow’s film and television productions were recorded, net of $0.4 million and $0.2 million recorded as an allowance for doubtful accounts, respectively.
Marketable Debt Securities
The Company purchases high quality, investment grade securities from diverse issuers. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies its investments in marketable securities as available-for-sale (“AFS”) and records these investments at fair value. The securities are available to support current operations and, accordingly, the Company classifies the investments as current assets without regard to their contractual maturity.
Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in Accumulated Other Comprehensive Income (Loss), a component of stockholders’ equity. Gains and losses as a result of sales of securities are reclassified from previously unrealized gains and losses on AFS securities in Accumulated Other Comprehensive Income (Loss) to Other Income (Expense), Net, in the condensed consolidated statements of operations.
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
The Company reports accrued interest receivable separately from the AFS securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the condensed consolidated balance sheets, approximately $0.2 million and $0.3 million in interest income were receivable as of June 30, 2023 and December 31, 2022, respectively.
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
In general, the Company accounts for investments acquired at fair value. See Note 4 for further information about the Company’s investment in YFE’s equity securities accounted for under the fair value option.
Property and Equipment
Property and equipment are recorded at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the condensed consolidated statement of operations. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. During the first quarter of 2023, the Company performed an interim review of its long-lived assets due to decreases in the Company's market value. There were not any events or circumstances that required the Company to reassess its assets during the three months ended June 30, 2023. Refer to Note 6 for details.

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
The operating lease ROU assets also include any lease payments made prior to lease commencement date and excludes lease incentives. Specific lease terms used in computing the ROU assets and lease liabilities may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised. Lease expense is recognized on a straight-line basis over the lease term within General and Administrative Expenses on the condensed consolidated statements of operations. Lease incentives are recognized as a reduction to the lease expense on a straight-line basis over the underlying lease term. Refer to Notes 7 and 19 for details of the Company’s leases.
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
During the first quarter of 2023, the Company performed an interim review of its long-lived assets due to decreases in the Company’s market value. There were not any events or circumstances that required the Company to reassess its assets during the three months ended June 30, 2023. Refer to Note 9 for details.
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
The Company has identified the following material and distinct performance obligations:
•Providing animation production services.
•Licensing rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality).
•Licensing rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content).
•Providing media and advertising services to clients.
•Fixed and variable fee advertising and subscription-based revenue generated from the Kartoon Studios Kartoon Channel!, the Frederator owned and operated YouTube channels and revenues generated from the operation of its multi-channel network on YouTube.
•Options to renew or extend a contract at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).
•Options on future seasons of content at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future).
Production Services
Animation Production Services
For revenue from animation production services, the customer controls the output throughout the production process. Each production is made to an individual customer’s specifications and if the contract is terminated by the customer, the Company is entitled to be reimbursed for any costs incurred to date, and for any prepaid commitments made, plus the agreed contractual mark-up. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis - i.e., as the project is being produced, prior to it being delivered to the customer. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within other receivables on the Company’s condensed consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
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
Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within other receivables on the Company’s condensed consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
Advertising revenues
The Company sells advertising and subscriptions on its wholly-owned AVOD service, Kartoon Channel!, and its SVOD distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, revenue is recognized when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per mille impressions (“CPM”). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, revenue is recognized when a customer downloads the mobile device application and their credit card is charged.
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
Direct Operating Costs
Direct operating costs include costs of the Company’s product sales, non-capitalizable film costs, film and television cost amortization expense, impairment expenses related to film and television costs, and participation expense related to agreements with various animation studios, post-production studios, writers, directors, musicians or other creative talent with which the Company is obligated to share net profits of the properties on which they have rendered services. Upon the acquisition of Wow, the Company also includes the salaries and related service production employee costs of Wow as part of its direct operating costs.
Share-Based Compensation
The Company issues stock-based awards to employees and non-employees that are generally in the form of stock options or restricted stock units (“RSUs”). Share-based compensation cost is recorded for all options and RSUs based on the grant-date fair value of the award.
The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which requires management to make assumptions with respect to the fair value on the grant date. The assumptions are as follows: (i) the expected term assumption of the award is based on the Company’s historical exercise and post-vesting behavior (ii) the expected volatility assumption is based on historical and implied volatilities of the Company’s common stock calculated based on a period of time generally commensurate with the expected term of the award; (iii) the risk-free interest rates are based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent expected term; (iv) and the expected dividend yields of the Company’s stock are based on history and expectations of future dividends payable. In the case of RSUs, the fair value is calculated based on the Company’s underlying common stock on the date of grant.
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
Debt Issuance Costs
Debt issuance costs relate to the issuance of Wow’s Production Facilities and are recorded as a reduction to the carrying amount of debt and amortized to interest expense using the effective interest method over the respective terms of the facilities. Debt issuance costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. Debt issuance costs as of June 30, 2023 and December 31, 2022 were insignificant.
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
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of June 30, 2023 and December 31, 2022, the Company had 14 and 12 bank deposit accounts with an aggregate uninsured balance of $3.1 million and $3.4 million, respectively.
The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of $49.5 million and $83.7 million as of June 30, 2023 and December 31, 2022, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of June 30, 2023 and December 31, 2022, the Company did not have account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
During the three months ended June 30, 2023, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 81.2% of the total revenue.
During the six months ended June 30, 2023, the Company had three customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 71.4% of the total revenue. As of June 30, 2023, the Company had four customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 70.4% of the total accounts receivable as of June 30, 2023.
During the three months ended June 30, 2022, the Company had five customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 81.3% of the total revenue.
During the six months ended June 30, 2022, the Company had five customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 76.3% of the total revenue. As of June 30, 2022, the Company had four customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 65.0% of the total accounts receivable as of June 30, 2022.
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
The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. The Company used the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM model (Level 2) with standard valuation inputs. Refer to Note 16 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 4 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
The fair values of the AFS securities are generally based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level 2 securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or a variety of valuation techniques, incorporating inputs that are currently observable in the markets for similar securities.
The following table summarizes the marketable securities measured at fair value by level within the fair value hierarchy as of June 30, 2023 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$18,299	$–	$18,299
U.S. Treasury	15,367	–	15,367
U.S. agency and government sponsored securities	–	6,343	6,343
U.S. states and municipalities	–	9,489	9,489
Total	$33,666	$15,832	$49,498
Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of June 30, 2023 and December 31, 2022. Refer to Note 5 for additional details.
Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s goodwill, intangible assets and film and television costs.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company has adopted the ASU as of January 1, 2023. The adoption of this ASU resulted in updated disclosures within our financial statements, but did not impact the financial statements. Refer to Note 5 for additional details.
Note 3: Variable Interest Entity
In July 2020, the Company entered into a binding term sheet with POW! Entertainment, LLC. (“POW”) in which the Company agreed to form an entity with POW to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” (“SLU”). POW and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which the Company plans to develop and license multiple properties each year.
During the three and six months ended June 30, 2023, SLU generated an insignificant amount of net income. The Company's net investment as of June 30, 2023 of $0.8 million remained the same as compared to December 31, 2022. There were no changes in facts and circumstances that occurred during the six months ended June 30, 2023 that would result in a re-evaluation of the VIE assessment.
Note 4: Investment in Equity Interest
As of June 30, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of June 30, 2023, the fair value of the investment was determined to be $20.0 million recorded within noncurrent assets on the Company’s condensed consolidated balance sheets. The fair value as of June 30, 2023 increased by $3.7 million, as compared to December 31, 2022. The increase is comprised of the net impact of an increase in YFE’s stock price, resulting in a gain in fair value of $3.4 million, and the effect of remeasuring the investment balance from the EURO to USD, resulting in a gain of $0.3 million. The total change in fair value is recorded within Other Income (Expense), Net on the Company’s condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company’s ownership in YFE was 44.8%.
Note 5: Marketable Securities
The Company classifies and accounts for its marketable debt securities as AFS and the securities are stated at fair value. On January 1, 2023, the Company adopted ASU 2016-13 Measurement of Credit Losses on Financial Instruments (Topic 326), which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. The credit loss model applicable to AFS debt securities requires the recognition of credit losses through an allowance account but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The adoption of the ASU did not have a material impact on the Company's financial statements.
The investments in marketable securities had an adjusted cost basis of $53.1 million and a market value of $49.5 million as of June 30, 2023. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$19,594	$(1,295)	$18,299
U.S. Treasury	16,355	(988)	15,367
U.S. Agency and Government Sponsored Securities	6,899	(556)	6,343
U.S. States and Municipalities	10,265	(776)	9,489
Total	$53,113	$(3,615)	$49,498

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
The Company holds 31 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than twelve months as of June 30, 2023. The AFS securities held by the Company as of December 31, 2022 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of June 30, 2023 and December 31, 2022, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.
Realized losses of $0.7 million and $2.3 million were recognized in earnings during the three and six months ended June 30, 2023, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities. In addition, realized losses of $44,241 and $123,292 were recognized during the three and six months ended June 30, 2022, respectively, due to prepayments of principal on certain mortgage-backed securities.
The contractual maturities of the Company’s marketable investments as of June 30, 2023 were as follows (in thousands):

Fair Value
Due within 1 year	$13,821
Due after 1 year through 5 years	35,677
Total	$49,498
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, Net
The Company has property and equipment as follows (in thousands):

	June 30, 2023	December 31, 2022
Furniture and Equipment	$180	$224
Computer Equipment	212	315
Leasehold Improvements	2,259	2,273
Software	184	263
Production Equipment	—	23
Property and Equipment, Gross	2,835	3,098

Less Accumulated Depreciation	(572)	(530)
Foreign Currency Translation Adjustment	(127)	(168)
Property and Equipment, Net	$2,136	$2,400
During the three months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $0.2 million for both respective periods.
During the three months ended March 31, 2023, due to changes in the Company’s estimated undiscounted future cash flows, a reassessment of its long-lived assets was performed. As a result, the carrying value of one of the Company’s asset groups property and equipment assets was written down to zero and an Impairment of Property and Equipment of $119,727 was recorded within Operating Expenses in the condensed consolidated statement of operations.
Note 7: Right of Use Leased Asset
Right of use asset consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Office Lease Assets	$10,313	$10,313
Equipment Lease Assets	5,144	3,928
Right Of Use Asset, Gross	15,457	14,241

Accumulated Amortization	(4,091)	(2,587)
Foreign Currency Translation Adjustment	(617)	(810)
Right Of Use Asset, Net	$10,749	$10,844
Refer to Note 19 for details on the Company’s lease commitments.
As of June 30, 2023, the weighted-average lease term for the Company’s operating leases was 87 months and the weighted-average discount rate was 10.5%. As of December 31, 2022, the weighted-average lease term for operating leases was 93 months and the weighted-average discount rate was 10.4%.
Operating lease costs during the three and six months ended June 30, 2023 were $0.7 million and $0.8 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statement of operations.
During the three and six months ended June 30, 2023 the Company recorded finance lease costs of $0.6 million and $1.2 million, respectively, comprised of ROU amortization of $0.5 million and $1.1 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statement of operations and accretion of interest expense of $53,533 and $103,727, respectively, recorded within Other Income (Expense) on the Company’s condensed consolidated statement of operations.

Lease costs during the three and six months ended June 30, 2022 were $0.6 million and $0.7 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statement of operations.
Note 8: Film and Television Costs, Net
The following table highlights the activity in Film and Television Costs as of June 30, 2023 and December 31, 2022 (in thousands):

Film and Television Costs, Net as of December 31, 2021	$2,940
Additions to Film and Television Costs	18,364
Disposals	(11)
Film Amortization Expense & Impairment Losses	(12,996)
Foreign Currency Translation Adjustment	(517)
Film and Television Costs, Net as of December 31, 2022	7,780
Additions to Film and Television Costs	734
Disposals	(7)
Film Amortization Expense	(474)
Foreign Currency Translation Adjustment	67
Film and Television Costs, Net as of June 30, 2023	$8,100
Note 9: Intangible Assets, Net and Goodwill
Intangible Assets, Net
The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, Net

	Weighted Average Remaining Amortization Period

		June 30, 2023	December 31, 2022
Customer Relationships	7.0	$17,325	$17,325
Digital Networks	14.8	803	3,537
Trade Names	67.9	10,360	11,783
Technology	–	–	293
Other Intangible Assets (a)	–	–	325
Intangible Assets, Gross		28,488	33,263

Less Accumulated Amortization		(2,752)	(2,398)
Foreign Currency Translation Adjustment		(1,320)	(1,698)
Intangible Assets, Net		$24,416	$29,167
_______________________
(a)Represents the remaining unamortized logo and website intangible assets related to the merger with A Squared.
During the three months ended June 30, 2023 and 2022, the Company recorded intangible asset amortization expense of $0.5 million and $0.9 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded intangible asset amortization expense of $1.1 million and $0.7 million, respectively.
Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews its intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended March 31, 2023, due to changes in the Company’s financial projections, the Company reassessed its definite and indefinite-

lived intangible asset values to determine whether impairments existed. As a result, the Company recorded a total Impairment of Intangible Assets of $4.0 million within Operating Expenses in the condensed consolidated statement of operations. The impairment charge consisted of a write-down of definite-lived intangible assets of $2.8 million due to a decrease in an asset group’s estimated undiscounted cash flows. In addition, due to a decrease in its estimated present value of cash flows, it was determined that the Frederator tradename, an indefinite-lived intangible asset, was impaired by $1.3 million.
The Company did not incur any impairment charges during the six months ended June 30, 2022.
Expected future amortization of intangible assets subject to amortization as of June 30, 2023 is as follows (in thousands):

Fiscal Year:
2023	1,051
2024	2,098
2025	2,098
2026	2,098
2027	2,098
Thereafter	8,933
Total	$18,376
As of June 30, 2023, $6.0 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition have indefinite lives and are not subject to amortization.
Goodwill
In 2013, the Company recognized $10.4 million in goodwill as a result of its merger with A Squared, which was allocated to the Content Production and Distribution reporting unit. During the first quarter of 2021, the Company recognized $9.7 million in goodwill as a result of its acquisition of Beacon, which was allocated to its Media Advisory and Advertising Services reporting unit.
As a result of the Ameba Acquisition during the first quarter of 2022 and the Wow Acquisition during the second quarter of 2022, the Company recorded goodwill of $1.5 million, including a tax basis step-up of $0.8 million and $21.4 million, respectively. The goodwill resulting from the Ameba and Wow Acquisitions was allocated to the Content Production and Distribution reportable segment. As Wow's functional currency is the CAD, goodwill changes each period due to currency exchange differences.
As of December 31, 2022, the goodwill allocated to the Company’s Media Advisory and Advertising Services reporting unit was written down to zero due to impairment.
During the three months ended March 31, 2023, the Company reassessed its remaining goodwill allocated to the Content Production and Distribution reporting unit for impairment. As a result, the Company recorded an Impairment of Goodwill of $11.3 million within Operating Expenses in its condensed consolidated statement of operations. Included in the goodwill impairment was $0.9 million of goodwill allocated to Ameba. Due to the write-off of Ameba’s intangible assets and goodwill, the deferred income tax liability balance of $0.7 million, recorded as of December 31, 2022 as part of the estimated underlying tax basis of the acquired assets, was reversed and recorded as an income tax benefit on the condensed consolidated statement of operations during the six months ended June 30, 2023.
The Company did not incur any impairment charges during the six months ended June 30, 2022.

The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2022	$31,807	$–	$31,807
Goodwill Impairment	(11,287)	–	(11,287)
Foreign Currency Translation Adjustment	332	–	332
Goodwill as of June 30, 2023	$20,852	$–	$20,852
Note 10: Deferred Revenue
As of June 30, 2023 and December 31, 2022, the Company had total short term and long term deferred revenue of $8.3 million and $12.4 million, respectively. The decrease in deferred revenue is primarily related to productions on various shows nearing completion of the project as of June 30, 2023, compared to the progress as of December 31, 2022. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 11: Margin Loan
The Company borrowed an additional $8.6 million from its investment margin account during the six months ended June 30, 2023 and repaid $41.8 million primarily with cash received from sales and maturities of marketable securities. During the six months ended June 30, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Federal Funds Rate plus 0.65%. The weighted average interest rates were 0.67% and 1.66% on average margin loan balances of $44.2 million and $27.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $0.6 million and $0.2 million during the three months ended June 30, 2023 and June 30, 2022, respectively. The Company incurred interest expense on the loan of $1.3 million and $0.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company’s margin loan balances were $27.6 million and $60.8 million, respectively.
Note 12: Bank Indebtedness and Production Facilities
Upon the acquisition of Wow, the Company assumed certain credit facilities (together the “Facilities”). The Facilities are comprised of the following:
Revolving Demand Facility
On December 15, 2022, the Company amended the revolving demand facility. Draws of up to $8.0 million CAD (previously $5.0 million CAD) under the revolving demand facility can be made in Canadian or US dollars at the option of the Company by way of bank prime rate loans, Canadian Bankers’ Acceptances, Secured Overnight Financing Rate (“SOFR”) or letters of credit. Canadian or US dollar bank prime borrowings bear interest at a rate equal to bank prime plus 2.00% per annum.
For other draws under the revolving facility, the respective loans bear interest at a rate equal to Canadian Bankers’ Acceptances or SOFR plus 3.75% per annum.
As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $4.8 million USD ($6.3 million CAD) and $1.7 million USD ($2.4 million CAD), respectively, on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Line
On March 17, 2023, the Company amended the terms of its equipment lease line. Under the equipment lease line, the Company may borrow up to $4.0 million CAD (previously $4.3 million CAD).
Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 3.94% to 7.18% with remaining lease terms of 2 - 37 months.
As of June 30, 2023 and December 31, 2022, the Company has drawn down a total of $2.0 million USD ($2.6 million CAD) and $2.4 million USD ($3.3 million CAD), respectively, under the equipment lease line. As of June 30, 2023 and December 31, 2022, the outstanding balances, net of repayments, were included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Treasury Risk Management Facility
Advances of up to $500,000 CAD available under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year. The treasury risk management facility is payable on demand at anytime.
As of June 30, 2023 and December 31, 2022, there were no outstanding amounts drawn under the treasury risk management facility.
Production Facilities
The production facilities are used for financing specific productions. The Company’s production facilities bear interest at rates ranging from bank prime plus 1.00% - 1.25% per annum. The production facilities are generally repayable on demand and are guaranteed and secured by the Company with no limitations for maximum potential future payments. The security reflects substantially all of the Company's tangible and intangible assets including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements.
As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $17.8 million USD ($22.5 million CAD), including $0.8 million USD ($1.1 million CAD) of interest and $18.3 million USD ($24.8 million CAD), including $1.1 million USD ($1.5 million CAD) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.
Equipment Lease Facility
Separate from the equipment lease line described above, the Company entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to $1.4 million CAD in total. Each equipment lease is for a term of three years and will have specific financing terms such as finance amount and the bank’s lease base rate.
The outstanding balance as of June 30, 2023 and December 31, 2022, net of repayments, was $0.5 million USD ($0.7 million CAD) for both respective periods and is included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Loan Covenants, Violations and Waiver
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $6.7 million USD ($8.9 million CAD). The Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of June 30, 2023. The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at anytime by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants, however, at the time the financial statements were available for issuance, the lender has not provided the Company with a formal notification of a covenant breach.
As of December 31, 2022, the Company met all required financial and non-financial covenants.
Note 13: Stockholders’ Equity
Common Stock
On February 6, 2023, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company’s common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company’s then outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
As of June 30, 2023, the total number of authorized shares of common stock was 40,000,000.
As of June 30, 2023 and December 31, 2022, there were 35,054,573 and 31,918,552 shares of common stock outstanding, respectively.
During the six months ended June 30, 2023, the Company issued 404,251 shares of common stock for services. Included in the issued shares were 400,000 shares of common stock valued at $1.0 million, or $2.47 per share, issued to the Company's lawyers and recorded as a prepaid retainer fee within Prepaid Expenses and Other Assets on the condensed consolidated balance sheet. The prepaid fee is reduced as the Company incurs lawyer fees. As of June 30, 2023, the remaining prepaid expense balance was $0.7 million.
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by our shareholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.
In connection with the Company’s acquisition of Wow, certain eligible Canadian shareholders, noteholders and optionholders of Wow elected to receive the Exchangeable Shares in the capital of the Wow Exchange Co. Inc. (“ExchangeCo”) instead of shares of the Company’s common stock to which they were otherwise entitled.
The shares of ExchangeCo are exchangeable into shares of the Company’s common stock in accordance with their terms. Holders of the ExchangeCo shares are entitled to defined voting rights (the “Voting Rights”) in the Company pursuant to a voting and exchange trust agreement (the “Voting Agreement”) dated April 6, 2022 among the Company, ExchangeCo, 1329258 B.C. Ltd. and Computershare Trust Company of Canada (the “Voting Trustee”). The Voting Trustee holds a single share of Series B Preferred Stock in the capital of the Company (the “Special Voting Share”), which grants the Voting Trustee that number of votes at the meetings of the Company’s shareholders as is equal to the number of shares of the Company’s common stock that at such time have not been delivered pursuant to the tender of ExchangeCo shares. The Voting Trustee is required to exercise each vote attached to the Special Voting Share only as directed by the relevant holder of the underlying Company shares of common stock and, in the absence of any instructions, will not exercise voting rights with respect to the applicable shares.
As of June 30, 2023 and December 31, 2022, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of June 30, 2023 and December 31, 2022, there was 1 share of Series B Preferred Stock outstanding.
Treasury Stock

During the six months ended June 30, 2023, 5,865 shares of common stock with a cost of $15,930 were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.
Note 14: Stock Options
On September 18, 2015, the Company adopted the Kartoon Studios, Inc. 2015 Incentive Plan (the “2015 Plan”). The total number of shares that can be issued under the 2015 Plan is 216,767 shares.
On September 1, 2020, the Company adopted the Kartoon Studios, Inc. 2020 Incentive Plan (the “2020 Plan”). On August 4, 2020, the Board of Directors voted to adopt the 2020 Plan. The shares available for issuance under the 2020 Plan were approved by shareholders on August 27, 2020. The 2020 Plan as approved by the shareholders increased the maximum number of shares available for issuance up to an aggregate of 3,000,000 shares of common stock, which does not include shares that the Company may issue related to acquisitions.
The following table summarizes the stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2022	1,351,421	6.49	$15.09
Granted	–	–	$–
Exercised	–	–	$–
Forfeited/Cancelled	(118,964)	6.71	$15.52
Expired	(17,016)	–	$29.95
Outstanding at June 30, 2023	1,215,441	6.01	$14.84

Unvested at June 30, 2023	236,637	5.47	$9.95
Vested and exercisable June 30, 2023	978,804	6.14	$16.03
During the six months ended June 30, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employees pursuant to their employment agreements. This resulted in 55,816 options becoming immediately vested on the separation date and $0.1 million in expense recognized by the Company.
During the three months ended June 30, 2023 and 2022, the Company recognized $0.3 million and $0.4 million, respectively, in share-based compensation expense related to stock options. During the six months ended June 30, 2023 and 2022, the Company recognized $0.7 million and $0.8 million, respectively, in share-based compensation expense related to stock options. The unrecognized share-based compensation expense as of June 30, 2023 was $0.6 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of June 30, 2023 had an aggregated intrinsic value of zero.
Note 15: Restricted Stock Units
During the six months ended June 30, 2023, the Company granted 34,431 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.1 million. The RSUs expire five years from the date of grant.
An aggregate of 303,076 shares of common stock were issued during the six months ended June 30, 2023 as a result of vested RSUs.
The following table summarizes the Company’s RSU activity during the six months ended June 30, 2023:

	Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2022	1,151,944	3.41	$13.67
Granted	34,431	4.88	$2.89
Vested	(83,799)	3.83	$8.93
Forfeited/Cancelled	–	–	$–
Unvested at June 30, 2023	1,102,576	2.91	$13.74
During the six months ended June 30, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested shares held by such employees pursuant to their employment agreements. This resulted in 27,576 shares becoming immediately vested and issued on the separation dates and $0.1 million in expense recognized by the Company.
During the three months ended June 30, 2023 and 2022, the Company recognized $0.4 million and $3.9 million, respectively, in share-based compensation expense related to RSUs. During the six months ended June 30, 2023 and 2022, the Company recognized $0.9 million and $7.9 million, respectively, in share-based compensation expense related to RSU awards. The unvested share-based compensation as of June 30, 2023 was $0.9 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the six months ended June 30, 2023 was $0.8 million.
Note 16: Warrants
The following table summarizes the activity in the Company’s outstanding warrants during the six months ended June 30, 2023:

	Warrants Outstanding Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	4,433,593	3.37	$22.50
Granted	4,784,909	5.16	$2.50
Exercised	(2,311,550)	2.59	$23.70
Expired	(4,000)	–	$30.00
Forfeitures	(50,000)	7.69	$13.90
Balance at June 30, 2023	6,852,952	4.54	$8.19

Exercisable June 30, 2023	2,068,043	3.10	$21.35
Exercisable December 31, 2022	4,433,593	4.77	$22.50
The warrants to purchase shares of the Company’s common stock outstanding as of June 30, 2023 and December 31, 2022 had a total value of $39.2 million and $73.3 million, respectively.
As of June 30, 2023, 89,286 liability classified derivative warrants to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of June 30, 2023, the warrants were revalued at $0.1 million, resulting in a decrease of $0.2 million in liability as compared to December 31, 2022. The change in value was recorded within Other Income (Expense), Net on the condensed consolidated statements of operations and Gain on Warrant Revaluation within the condensed consolidated statement of cash flows.
The fair value of the outstanding derivative warrants was determined by using the Black-Scholes option pricing model (“BSM”) based on the following assumptions:

Exercise Price	$2.10
Dividend Yield	0%
Volatility	151%
Risk-free interest rate	4.71%
Expected Life of Warrants	1.7 years
On February 16, 2023, the Company received a notification of exercise from the holder of the remaining 50,000 warrants with a put option. The put option was exercised for a fixed rate of $250,000.
Warrant Exchange
On June 26, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain holders of the warrants issued by the Company in January 2021 that had an exercise price of $23.70 per share and were exercisable for an aggregate of 2,311,550 shares of the Company’s common stock (the “2021 Warrants”). Pursuant to the Letter Agreements, the exercising holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the holders would exercise all of their 2021 Warrants for shares of the Company’s common stock at a reduced exercise price of $2.50 per share of common stock in exchange for the issuance of new unregistered warrants (the “Exchange Warrants”) to purchase up to an aggregate of 4,623,100 shares of common stock, equal to 200% of the number of common stock underlying the 2021 Warrants.
The aggregate number of shares of common stock issuable pursuant to the Exchange Warrants, together with the shares of common stock issued pursuant to the repriced 2021 Warrants, exceeds 19.99% of the outstanding shares of common stock of the Company (determined as of the date of, and without regard for, the issuance of the Exchange Warrants and the shares issued upon exercise of the repriced 2021 Warrants). In addition, upon issuance of the Exchange Warrants, the Company will not have a sufficient number of underlying common stock that would be required to deliver based on its existing outstanding shares and commitments and the maximum number of shares that would be required to be delivered upon exercise of the Exchange Warrants. The Company is holding its annual shareholder meeting on August 25, 2023, during which the shareholders will be asked to (a) approve an amendment to the articles of incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock of the Company from 50,000,000 shares to 200,000,000 shares (the “Share Increase Proposal”) and (b) approve, in accordance with 713(A) of the NYSE American Company Guide, the issuance of more than 19.99% of the Company’s outstanding common stock upon the exercise of the Warrants (the “Warrant Exercise Proposal” and together with the Share Increase Proposal, the “Proposals” and the “Shareholder Approvals”). Pursuant to the Letter Agreements, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the Warrants on July 26, 2023, which registration statement is currently pending with the Securities and Exchange Commission (“SEC”).
The Exchange Warrants have an exercise price of $2.50 per share and a term of five years from the date of the Shareholder Approvals. Consequently, the exercise of the Exchange Warrants in full is subject to Shareholder Approvals. If the Company does not obtain the Shareholder Approvals during the 2023 annual meeting, the Company has agreed to call a meeting of shareholders every 90 days thereafter to seek shareholder approval until the Shareholder Approvals are obtained. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends and stock splits, subsequent equity sales, subsequent rights offerings, pro rata distributions and certain fundamental transactions affecting the shares of common stock. A holder will not have the right to exercise any portion of the Exchange Warrant if the holder would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after exercise, except that upon notice from the holder to the Company, the holder may increase or decrease the beneficial ownership limitation up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Exchange Warrants, provided that any increase in such beneficial ownership limitation shall not be effective until 61 days following notice from the holder to the Company.
The Company received approximately $5.8 million in gross proceeds recorded as an increase to Additional Paid-in Capital. The Special Equities Group, a division of Bradley Woods & Co. Ltd. (“SEG”), acted as warrant solicitation agent and received a cash fee of $0.4 million, equal to 7.0% of the total gross proceeds, and warrants with a value of $0.4 million on the issuance date to purchase up to 161,809 of the Company’s common stock at $2.50 per share (the “SEG Warrants”). In addition, through issuance of the Company’s common stock, the Company paid lawyer fees of $0.1 million for costs directly attributable to the warrant re-pricing and exchange. The total issuance costs of $0.9 million were netted against the proceeds received and recorded as a reduction to Additional Paid in Capital on the Company's condensed consolidated balance sheet.
As the 2021 Warrants were repriced prior to exercising, the Company utilized ASC 815 to account for the modification. As per ASC 815, an entity shall treat a modification of the terms or conditions or an exchange of a freestanding equity classified written call option as an exchange of the original instrument for a new instrument. The effect of a modification or an exchange shall be measured as the excess, if any, of the fair value of the modified or exchanged instrument over the fair value of that instrument immediately before it is modified or exchanged (the “incremental expense”).
The Company calculated the fair value of the 2021 Warrants exercised immediately before the repricing using the Black-Scholes option pricing model (“BSM”). The calculation used the original exercise price of $23.70 per share and the BSM assumptions as of June 26, 2023 to calculate the fair value immediately before the repricing and calculated the fair value of the 2021 Warrants exercised utilizing the modified exercise price of $2.50 per share and the same BSM assumptions as of June 26, 2023. The resulting difference of $3.5 million, was recorded as an incremental expense as a Warrant Incentive Expense within Other Income (Expense), Net on the condensed consolidated statement of operations and as an increase to Additional Paid-in Capital on the condensed consolidated balance sheet as of June 30, 2023.
The fair value of the aggregate total of 4,784,909 Exchange Warrants and the SEG Warrants (collectively, the “Warrants”) on the issuance date of June 26, 2023 was determined to be $13.1 million, or $2.74 per share, as calculated using the BSM based on the following assumptions:

June 26, 2023
Market Price	$3.30
Exercise Price	$2.50
Dividend Yield	0%
Volatility	110%
Risk-free interest rate	3.96%
Expected Life of Warrants	5.0 years
The fair value of the Exchange Warrants of $12.7 million was recorded as a Warrant Incentive Expense within Other Income (Expense), Net on the condensed consolidated statement of operations. The fair value of the SEG Warrants was recorded as a reduction to Additional Paid-in Capital on the condensed consolidated balance sheet.
Per review of ASC 815 to determine the classification of the Warrants as either assets or liabilities the Company must evaluate whether it has a sufficient number of authorized and unissued shares at the classification assessment date to control settlement by delivering shares. As noted above, when taking into consideration the Company’s existing outstanding common stock and future commitments to issue common stock prior to the issuance of the Warrants, the Company does not have a sufficient number of common stock underlying its commitments, when including the Warrants, with a calculated deficit of 4,240,784 shares as of June 26, 2023.
In addition, ASC 815 states that if an entity could be required to obtain shareholder approval to increase the entity’s authorized shares to net share or physically settle a contract, share settlement is not controlled by the entity, therefore would be liability classified.
As the Company does not have a sufficient number of authorized and unissued shares required to be delivered upon settlement of equity instruments and is required to obtain the Shareholder Approvals to increase the authorized shares, the settlement is not considered controlled by the Company. Consequently, the Warrants are required to be classified as a liability and revalued at each reporting period end date. The fair value of the Warrants as of June 30, 2023 was determined to be $7.1 million, or $1.48 per share, using the BSM based on the following assumptions:

June 30, 2023
Market Price	$1.91
Exercise Price	$2.50
Dividend Yield	0%
Volatility	110%
Risk-free interest rate	4.13%
Expected Life of Warrants	5.0 years
The value of the Warrants decreased by $6.0 million as of June 30, 2023 compared to the issuance date of June 26, 2023. The change in fair value reduced the initial warrant liability balance to $7.1 million and the change in fair value was recorded as a gain within Other Income (Expense), Net on the condensed consolidated statement of operations.

Note 17: Supplemental Financial Statement Information
Other Income (Expense), Net
Components of Other Income (Expense), Net, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Expense (a)	$(1,020)	$(388)	$(2,105)	$(443)
Warrant Incentive Expense (b)	(16,174)	–	(16,174)	–
Gain on Revaluation of Warrants (c)	6,063	227	6,202	269
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	4,322	(2,494)	3,427	2,901
Realized Loss on Marketable Securities Investments (e)	(720)	(44)	(2,257)	(123)
Gain (Loss) on Foreign Exchange (f)	35	(1,073)	355	(1,262)
Interest Income (g)	158	253	468	501
Finance Lease Interest Expense (h)	(54)	(30)	(104)	(30)
Other	2	–	3	–
Other Income (Expense)	$(6,368)	$(3,161)	$(8,080)	$2,256

(a)
Interest expense during the three and six months ended June 30, 2023 primarily consisted of $0.6 million and $1.3 million of interest incurred on the margin loan, respectively, and $0.4 million and $0.8 million, respectively, of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.

(b)
The Warrant Incentive Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants and $3.5 million recorded as the incremental expense of the 2021 Warrants immediately before and after the repricing.

(c)
The gain on warrant revaluation during the three and six months ended June 30, 2023 is primarily related to the $6.0 million change in fair value as of the end of the reporting period of the Exchange and SEG Warrants compared to the fair value at issuance date.

(d)
As accounted for using the fair value option, the gain on the YFE investment revaluation during the three and six months ended June 30, 2023, excluding the impact of foreign currency recorded separately, is a result of an increase in YFE’s stock price as of June 30, 2023 when compared to the three and six months ended prior period.

(e)
The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.

(f)
The gain on foreign currency exchange during the three and six months ended June 30, 2023 primarily related to the EURO weakening against the USD compared to the three and six months ended prior period.

(g)
Interest Income during the three and six months ended June 30, 2023 primarily consisted of cash interest received of $0.3 million and $0.7 million from the investments in marketable securities, respectively, net of premium amortization expense of $0.2 million and $0.3 million, respectively.

(h)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, finance leases did not exist.
Supplemental Pro forma information
On January 13, 2022, the Company completed the acquisition of Ameba, at which Ameba’s financial information was consolidated into the Company’s financials.
On April 6, 2022, the Company completed the acquisition of Wow. Wow’s financial information was consolidated into the Company’s financials starting April 1, 2022.

The following unaudited supplemental pro forma information summarizes the Company’s results of operations as if the Company completed the Wow and Ameba acquisitions at the beginning of the annual period 2022, when acquired (in thousands, except for share and per share data):
Supplemental pro forma information is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Total Revenues	$22,124	41,667

Net Loss Attributable to Kartoon Studios, Inc.	$(13,343)	(16,926)

Net Loss per Share (Basic and Diluted)	$(0.42)	$(0.55)

Weighted Average Shares Outstanding (Basic and Diluted)	31,551,991	30,968,201
The unaudited pro forma combined financial information is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that the Company would have reported had the acquisitions been completed as of the date and for the periods presented and should not be taken as representative of the Company’s consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future financial position or results of operations of the combined company.
The unaudited pro forma financial information was prepared using the acquisition method of accounting under existing US GAAP.
Note 18: Income Taxes
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
As part of the Ameba purchase price allocation, a $0.7 million deferred tax liability was previously recorded. Due to the impairment write-off of the related intangible assets, the deferred income tax liability was reversed and recorded as an income tax benefit during the six months ended June 30, 2023.
The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
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

Note 19: Commitments and Contingencies
The following is a schedule of future minimum contractual obligations as of June 30, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Operating Leases	$829	$1,724	$1,773	$1,791	$1,564	$4,695	$12,376
Finance Leases	946	1,089	600	232	–	–	2,867
Employment Contracts	2,536	1,094	427	–	–	–	4,057
Consulting Contracts	1,696	784	–	–	–	–	2,480
Debt	32,368	17,794	–	–	–	–	50,162
	$38,375	$22,485	$2,800	$2,023	$1,564	$4,695	$71,942
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
On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst NJ, 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company pays rent of $115,154 annually, subject to annual escalations of 2.5%.
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
Also, as part of the Wow Acquisition, the Company assumed various equipment finance leases, the majority of which are under Master Line of Credit Agreements with certain banking institutions. As the rates were implicit in the leases, the Company determined that the carrying value of the leases as of the acquisition date equaled the fair value. With the implicit rates in the leases ranging from 3.7% to 14.5%, remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362, the finance lease obligations were determined to be $3.5 million as of the Wow Acquisition date and recorded as current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheet upon consolidation.
The present value discount of the minimum operating lease payments above was $3.7 million as of June 30, 2023.
Other Funding Commitments
The Company enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations for either (i) the use of third party intellectual property, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements, or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Note 20: Related Party Transactions
Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the six months ended June 30, 2023 and June 30, 2022, Mr. Heyward earned and was paid $0.3 million and $0.6 million in executive producer fees, respectively. Mr. Heyward also earned his $55,000 quarterly bonus during each of the quarters in 2023 and 2022. An unpaid balance of $55,000 is recorded as Due to Related Party on the Company's condensed consolidated balance sheet.
On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the six months ended June 30, 2023 and June 30, 2022, Mr. Heyward has not earned royalties from musical compositions.
Pursuant to his employment agreement dated April 7, 2022, Michael Hirsh, CEO of Wow and its Frederator and Mainframe Studio subsidiaries, is entitled to an executive producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the six months ended June 30, 2023 and June 30, 2022, Mr. Hirsh has not earned executive producer fees under the employment agreement.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the six months ended June 30, 2023 and June 30, 2022, Mr. Heyward has not earned royalties from this agreement.
On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW in the amount of $1,250,000, accruing simple interest at the annualized rate of 9%. The loan accrued interest of $0.2 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively, recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheets. In addition, pursuant to its joint venture with POW and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party the amount owed to the Company related to the 50% non-controlling interest held by POW. POW has since repaid the loan during April 2023.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The entire principal sum was required to be remitted to YFE within five days of the effective date. The principal plus interest must be repaid by no later than June 30, 2026. The loan accrued interest of USD $44,701 as of June 30, 2023 recorded with the principal balance within Note Receivable from Related Party on the Company’s condensed consolidated balance sheet.
On December 1, 2021, the Company entered into an Independent Contractor Agreement for a term of two years with F&M Film and Medien Beteiligungs GmbH (“F&M”), a company controlled by Dr. Stefan Piëch. Pursuant to the agreement, F&M would receive $150,000 annually, paid on a semi-monthly basis. In addition, F&M was granted 30,000 of the Company's RSUs that would vest in three six-month intervals beginning on December 1, 2021.
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly payment is $395 and recorded to Other Income in the Company's condensed consolidated statement of operations.
Note 21: Segment Reporting
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
The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total Revenues:
Content Production & Distribution	$10,148	$21,042	$23,381	$21,496
Media Advisory & Advertising Services	890	1,082	1,846	2,067
Total Revenue	$11,038	$22,124	$25,227	$23,563

Net Loss:
Content Production & Distribution	$(14,697)	$(12,823)	$(38,905)	$(16,860)
Media Advisory & Advertising Services	(533)	(520)	(1,087)	(1,012)
Total Net Loss	$(15,230)	$(13,343)	$(39,992)	$(17,872)
Geographic Information
The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total Revenues:
United States	$7,362	$15,441	$16,001	$15,993
Canada	1,871	5,709	5,426	6,596
United Kingdom	1,747	974	3,591	974
Other	58	—	209	—
Total Revenue	$11,038	$22,124	$25,227	$23,563
Note 22: Subsequent Events
On August 2, 2023, the Company's subsidiary, Beacon Media, signed a Termination of Lease Agreement (the “Lease Termination”), effective August 1, 2023 (the “Effective Date”), related to the office space in Lyndhurst NJ. The Lease Termination requires Beacon Media to pay an aggregate of $98,185 in consideration of terminating the lease, which is to be paid in four equal installments, starting on the cease-use date of August 1, 2023. If the Company fails to pay the any installment within five days of being due, Beacon Media would be responsible for the full exposure on the lease of $0.6 million. As of June 30, 2023, the lease had a remaining ROU asset balance of $0.5 million and an operating lease liability balance of $0.6 million. Beacon Media Group has also agreed to waive reimbursement of the security deposit in the amount of $26,208 and leave the furniture and fixtures and any leasehold improvements that had a carrying value of $88,569 as of June 30, 2023. On the Effective Date, the Company will write off the ROU asset, lease liability and deposit and record the difference as a loss of $104,704 within Other Income (Expense), Net on the condensed consolidated statement of operations. In addition, the Company will dispose of the fixed assets by writing them down to zero and recording it the carrying value as a Loss on Fixed Asset Disposal on the condensed consolidated statement of operations.
During July 2023, the Company sold AFS marketable securities and received proceeds of $27.0 million, including accrued interest received on the sold securities, and incurred a realized loss of $1.5 million. The proceeds were used to pay down $27.0 million of the margin loan.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the six months ended June 30, 2023 and

2022. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 13, 2023 and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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
Our Business
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.; “we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, we distribute our content primarily on streaming platforms and television and licenses properties for a broad range of consumer products based on our characters. We are a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. ("Wow") titles, our programs, along with licensed programs, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, our free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube, among other platforms. Our in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
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

Through the ownership of WOW, we established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels.
We have rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
We also own Beacon Media Group (“Beacon”), the largest media buying service for children in North America. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka and Moose Toys.
In addition, we own the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids and has become the focal point of revenue growth for TOON Media Networks’ subscription offering.
We and our affiliates provide world class animation production studios a catalogue representing thousands of hours of premium global content for children, a broadcast system for delivering that content and an in-house consumer products licensing infrastructure to fully exploit the content.

On June 23, 2023, we were renamed Kartoon Studios, Inc. On June 26, 2023, we transferred our listing to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, we voluntarily delisted from the Nasdaq Capital Market (“Nasdaq”). Our common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.
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
We are committed to responsible, ethical and inclusionary business practices as outlined below:
Human Capital Management
As of June 30, 2023, we employed 512 full-time employees and 44 independent contractors.
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
Recent Developments
On February 6, 2023, our board of directors approved a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of our common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no shareholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
Exercise of 2021 Warrants and Issuance of New Warrants
On June 26, 2023, we entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain existing institutional and accredited investors pursuant to which such investors agreed to exercise for cash certain warrants issued by us in January 2021 (the “2021 Warrants”) to purchase 2,311,550 shares of common stock (the “Exercise”). To induce the Exercise by holders of the 2021 Warrants, we also amended the exercise price of the 2021 Warrants from $23.70 per share (as adjusted pursuant to a 1-for-10 reverse stock split of our outstanding shares of common stock effected on February 10, 2023) to $2.50 per share pursuant to the terms of the 2021 Warrants. In consideration for the Exercise, the exercising holders received warrants to purchase up to 4,623,100 shares of common stock, and The Special Equities Group, LLC, a division of Dawson James Securities, which acted as warrant solicitation agent for the Exercise, received a warrant to purchase up to 161,809 shares of common stock (collectively, the “Warrants”). The Warrants will be exercisable at any time at a price per share of $2.50 upon approval by our shareholders of (a) a proposal to approve an amendment to our articles of incorporation to increase our authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock from 50,000,000 shares to 200,000,000 shares (the “Share Increase Proposal”) and (b) approve, in accordance with 713(A) of the NYSE American Company Guide, the issuance of more than 19.99% of our outstanding common stock upon the exercise of the Warrants (the “Warrant Exercise Proposal” and together with the Share Increase Proposal, the “Proposals”). We are holding our annual shareholder meeting on August 25, 2023, at which we will seek the shareholders approval of the Proposals. The Warrants have a term of exercise of five years from the from the date of Shareholder Approvals. Pursuant to the Letter Agreements, we filed a registration statement on Form S-3 covering the resale of the shares of common stock issued or issuable upon the exercise of the Warrants on July 26, 2023, which registration statement is currently pending with the SEC.

Results of Operations
Our summary results for the three months ended June 30, 2023 and 2022 are below:
Revenue

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in thousands, except percentages)
Production Services	$7,033	$10,018	$(2,985)	(30)%
Content Distribution	3,012	8,529	(5,517)	(65)%
Licensing & Royalties	103	2,495	(2,392)	(96)%
Media Advisory & Advertising Services	890	1,082	(192)	(18)%
Total Revenue	$11,038	$22,124	$(11,086)	(50)%
Production Services revenue is generated specifically by Wow providing animation production services. Revenue for production services are recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed.
Revenue for the three months ended June 30, 2023 decreased by 30% as compared to the three months ended June 30, 2022 primarily due to completion of various productions during the three months ended June 30, 2023 as compared to the majority of productions in process during the three months ended June 30, 2022.
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
Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the three months ended June 30, 2023, decreased by 65% as compared to the three months ended June 30, 2022 primarily due to Wow’s continuous delivery of milestone episodes of an IP project during the three months ended June 30, 2022 generating $3.4 million in content revenue as compared to only a few deliveries of content generating revenue of $0.1 million during the three months ended June 30, 2023. In addition, Frederator content revenue decreased during the three months ended June 30, 2023 by $2.3 million as compared to the same prior year period primarily due to an overall decrease in viewership and revenue per mille.
Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the three months ended June 30, 2023 decreased by 96% as compared to the three months ended June 30, 2022 primarily due to our license deals related to our Stan Lee Assets generating increased revenue of $2.5 million during the prior year period.
Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group (“Beacon”). Revenue for the three months ended June 30, 2023 decreased by 18% as compared to the three months ended June 30, 2022 primarily due to a loss of commissions during the three months ended June 30, 2023, resulting in a decrease of $0.3 million.

Expenses

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$1,690	$972	$718	74%
Direct Operating Costs	9,541	14,648	(5,107)	(35)%
General and Administrative	8,370	15,105	(6,735)	(45)%
Total Expenses	$19,601	$30,725	$(11,124)	(36)%
Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The increase in marketing and sales expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to recognition of an expense for a prepaid marketing campaign related to Shaq's Garage of $1.2 million, offset by a decrease in marketing and sales expenditures incurred by all entities.
Direct Operating Costs during the three months ended June 30, 2023 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, made up the remainder of Direct Operating Costs.
The decrease was primarily due to a decrease in Wow expenses of $3.0 million primarily due to a decrease in amortization of film and TV costs of $1.8 million as less IP episodes were delivered during the three months ended June 30, 2023 as compared to the prior year period and a decrease of $0.9 million due to the decrease in tax credits earned and a general decrease in production activity. In addition, Frederator direct operating costs decreased by $2.1 million primarily due to a decrease in multi-channel network payouts as compared to the prior year period due to the decrease in viewership.
General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $6.7 million decrease in general and administrative expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to the absence of $4.5 million in acquisition fees incurred in the prior year period for the acquisition of Wow and a decrease of $3.5 million in stock-based compensation expense as incurred during the prior year period for the modification of awards granted to the CEO.
Our summary results for the six months ended June 30, 2023 and 2022 are below:
Revenue

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in thousands, except percentages)
Production Services	$16,919	$10,018	$6,901	69%
Content Distribution	6,313	8,942	(2,629)	(29)%
Licensing & Royalties	149	2,536	(2,387)	(94)%
Media Advisory & Advertising Services	1,846	2,067	(221)	(11)%
Total Revenue	$25,227	$23,563	$1,664	7%
Production Services revenue was generated specifically by Wow providing animation production services. Revenue for the six months ended June 30, 2023 increased primarily due to the recognition of six full months of revenue during the period as compared to three months of recognition during the six months ended June 30, 2022, when Wow was acquired during the second quarter of 2022.

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
Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the six months ended June 30, 2023, decreased by 29% as compared to the six months ended June 30, 2022 primarily due to Wow's continuous delivery of milestone episodes of an IP project during the three months ended June 30, 2022 generating $3.4 million in content revenue as compared to only a few deliveries of content generating revenue of $0.3 million during the six months ended June 30, 2023.
Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the six months ended June 30, 2023 decreased by 94% as compared to the six months ended June 30, 2022 primarily due to our license deals related to our Stan Lee Assets generating increased revenue of $2.5 million during the prior year period.
Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by our wholly-owned subsidiary, Beacon Media Group (“Beacon”). Revenue for the six months ended June 30, 2023 decreased by 11% as compared to the six months ended June 30, 2022 primarily due to a loss of commissions during the six months ended June 30, 2023, resulting in a decrease of $0.5 million.
Expenses

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$1,935	$1,132	$803	71%
Direct Operating Costs	20,826	14,992	5,834	39%
General and Administrative	17,595	25,962	(8,367)	(32)%
Impairment of Property and Equipment	120	–	120	100%
Impairment of Intangible Assets	4,023	–	4,023	100%
Impairment of Goodwill	11,287	–	11,287	100%
Total Expenses	$55,786	$42,086	$13,700	33%
Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The increase in marketing and sales expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to recognition of an expense for a prepaid marketing campaign related to Shaq’s Garage of $1.2 million, offset by a decrease in marketing and sales expenditures incurred by all entities.
Direct Operating Costs during the six months ended June 30, 2023 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, made up the remainder of Direct Operating Costs.
The increase was primarily due to recognition of six full months of costs incurred by Wow and Fred versus three months of costs incurred during the six months ended June 30, 2022 after the acquisition in the second quarter of 2022.
General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $8.4 million decrease in general and administrative expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to the absence of $4.5 million in acquisition fees incurred in the prior year period for the acquisition of Wow and a decrease of $3.5 million in stock-based compensation expense as incurred during the prior year period for the modification of awards granted to the CEO.
During the six months ended June 30, 2023, we reassessed our long-lived assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill allocated to the Content Production and Distribution reportable segment for impairment. As a result, we recorded an impairment charge to our property and equipment of $0.1 million, our definite-lived intangible assets of $2.8 million, our indefinite-lived intangible assets of $1.3 million and our goodwill recorded within the Content Production and Distribution reporting unit of $11.3 million in our condensed consolidated statement of operations.
Other Income (Expense), Net
Components of Other Income (Expense), net are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Expense (a)	$(1,020)	$(388)	$(2,105)	$(443)
Warrant Incentive Expense (b)	(16,174)	–	(16,174)	–
Gain on Revaluation of Warrants (c)	6,063	227	6,202	269
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	4,322	(2,494)	3,427	2,901
Realized Loss on Marketable Securities Investments (e)	(720)	(44)	(2,257)	(123)
Gain (Loss) on Foreign Exchange (f)	35	(1,073)	355	(1,262)
Interest Income (g)	158	253	468	501
Finance Lease Interest Expense (h)	(54)	(30)	(104)	(30)
Other	2	–	3	–
Other Income (Expense)	$(6,368)	$(3,161)	$(8,080)	$2,256

(a)	Interest expense during the three and six months ended June 30, 2023 primarily consisted of $0.6 million and $1.3 million of interest incurred on the margin loan, respectively, and $0.4 million and $0.8 million, respectively, of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.

(b)	The Warrant Incentive Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants and $3.5 million recorded as the incremental expense of the 2021 Warrants immediately before and after the repricing.
(c)	The gain on warrant revaluation during the three and six months ended June 30, 2023 is primarily related to the $6.0 million change in fair value as of the end of the reporting period of the Exchange and SEG Warrants compared to the fair value at issuance date.
(d)	As accounted for using the fair value option, the gain on the YFE investment revaluation during the three and six months ended June 30, 2023, excluding the impact of foreign currency recorded separately, is a result of an increase in YFE’s stock price as of June 30, 2023 when compared to the three and six months ended prior period.
(e)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(f)	The gain on foreign currency exchange during the three and six months ended June 30, 2023 primarily related to the EURO weakening against the USD compared to the three and six months ended prior period.
(g)	Interest Income during the three and six months ended June 30, 2023 primarily consisted of cash interest received of $0.3 million and $0.7 million from the investments in marketable securities, respectively, net of premium amortization expense of $0.2 million and $0.3 million, respectively.
(h)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, finance leases did not exist.

Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $4.8 million, which decreased by $2.6 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $27.9 million, primarily due to repayment of the margin loan, net proceeds, offset by the cash received from the warrant exchange and $10.6 million used in operating activities. The cash used was offset by cash provided by sales and maturities of marketable securities of $34.2 million.
As of June 30, 2023, we held available-for-sale marketable securities with a fair value of $49.5 million, which decreased by $34.2 million as compared to December 31, 2022 due to sales and maturities during the six months ended June 30, 2023. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
We borrowed an additional $8.6 million from our investment margin account during the six months ended June 30, 2023 and repaid $41.8 million primarily with cash received from sales and maturities of marketable securities. During the six months ended June 30, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Federal Funds Rate plus 0.65%. The weighted average interest rates were 0.67% and 1.66% on average margin loan balances of $44.2 million and $27.1 million as of June 30, 2023 and December 31, 2022, respectively. We incurred interest expense on the loan of $0.6 million and $0.2 million during the three months ended June 30, 2023 and June 30, 2022, respectively. We incurred interest expense on the loan of $1.3 million and $0.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, our margin loan balance was $27.6 million and $60.8 million, respectively.
We are subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $6.7 million USD ($8.9 million CAD). We were in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of as of June 30, 2023. We have continued to make our regular principal and interest payments on a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at anytime by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants, however, at the time the financial statements were available for issuance, the lender has not provided us with a formal notification of a covenant breach.
Working Capital
As of June 30, 2023, we had current assets of $91.6 million, including cash and cash equivalents of $4.8 million and marketable securities of $49.5 million, and our current liabilities were $77.2 million. We had working capital of $14.4 million as of June 30, 2023 as compared to working capital of $28.6 million as of December 31, 2022. The decrease of $14.2 million was primarily due to a decrease in our cash and cash equivalents and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of Wow and Ameba and additional short-term borrowings from our margin loan account.
During the six months ended June 30, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash and cash equivalents balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the six months ended June 30, 2023 and June 30, 2022
Our total cash, cash equivalents and restricted cash as of June 30, 2023 and June 30, 2022 was $4.8 million and $7.8 million, respectively.

	Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease) in Net Cash
	(in thousands)
Net Cash Used in Operating Activities	$(10,587)	$(17,544)	$6,957
Net Cash Provided by (Used in) Investing Activities	35,948	(41,339)	77,287
Net Cash (Used in) Provided by Financing Activities	(27,941)	56,593	(84,534)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(13)	46	(59)
Decrease in Cash, Cash Equivalents and Restricted Cash	$(2,593)	$(2,244)	$(349)
Net Noncash Expenses
Items necessary to reconcile from net loss to cash flow used in operating activities included net noncash expenses of $30.9 million for the six months ended June 30, 2023 as compared to net noncash expenses of $11.9 million for the six months ended June 30, 2022. The majority of the increase of $19.0 million was primarily due to the warrant incentive expense related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 and $3.5 million recorded as the incremental expense of the 2021 Warrants immediately before and after the repricing. In addition, the increase was due to the impairment expenses of our long-lived assets, intangible assets and goodwill of $15.4 million recorded during the six months ended June 30, 2023. The increase in our noncash expenses are offset by a decrease in our stock-based compensation of $7.1 million due to the absence of incurring a modification expense in the current year for the CEO’s restricted stock that occurred in the prior year and not the current year and the a gain of $5.9 million due to the revaluation of liability classified warrants, primarily the new warrants exchanged, as of the reporting date.
The change in cash provided by operating asset activity of $10.8 million as of June 30, 2023 compared to June 30, 2022 was primarily due to the receipt of tax credits earned, net by the Wow entity of $4.0 million and a decrease in film and television costs of $5.3 million due to a decrease of productions in progress during the current period as compared to the prior year period.
The decrease in cash used in operating liability activities of $0.6 million as of June 30, 2023 compared to June 30, 2022 was primarily due to the change in accrued expenses of $2.4 million and accrued production costs of $1.9 million due to the timing of when production projects are completed.
Change in Investing Activities
Cash investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased from cash used in investing of $41.3 million to cash provided by investing of $35.9 million, primarily due to using cash of $50.7 million for investments and acquisitions in the prior year that did not occur in the current period and an increase in proceeds from the sales and maturities of marketable securities of $24.7 million during the six months ended June 30, 2023.
Change in Financing Activities
Cash financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased from cash provided by financing of $56.6 million to cash used in financing of $27.9 million, primarily due to paying down the margin loan during the six months ended June 30, 2023 compared to additional borrowings during the six months ended June 30, 2022, resulting in a net $87.7 million decrease in cash provided by financing activities.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $67.2 million as of June 30, 2023, of which about $38.4 million could be owed within one year if the margin loan and interim production facilities are called.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.
As of June 30, 2023, we have $2.9 million in commitments for capital expenditures, related to equipment leases.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).
Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of June 30, 2023, our internal controls over financial reporting were not effective based on those criteria.

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
•Limited resources to design and implement internal control procedures to support financial reporting objectives, including the quarterly close process and non recurring transactions;
•Lack of specialized experts in certain technical accounting and income tax areas;
•Lack of risk assessment procedures on internal controls to detect financial reporting risks; and
•Insufficient procedures and documentation related to review type controls and information technology controls.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended June 30, 2023, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. This included the continuation of internal policies and procedures development and documentation on internal controls over financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
As of June 30, 2023, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than described below.

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

On September 27, 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing of the appeal has concluded, and calendar inquiries from the Court of Appeals suggest that it may entertain a hearing on the appeal in either November or December 2023. The Company cannot predict whether the Court will entertain oral argument of the appeal, when a hearing might be scheduled, the outcome of the appeal or the timing of a decision on the appeal.

Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham, Michael Hirsh and Stefan Piech), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. The Company cannot predict the impact of the securities class action’s dismissal on the shareholder derivative lawsuits.
Finally, the Company is also a nominal defendant in an action filed in January 2022 in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249-VM. The action, which purports to be brought on behalf and for the benefit of the Company, seeks recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. No Company officer or director is among the defendants. The defendant investors filed a motion to dismiss, which the Court took under submission in mid-November 2022 after the completion of full briefing. By decision issued March 30, 2023, the Court granted defendants’ motion to dismiss with leave to amend. On May 1, 2023, plaintiff filed an amended complaint. Pursuant to the court’s rules, defendants submitted a pre-motion letter seeking leave to file a motion to dismiss, which plaintiff opposed. On July 21, 2023, the court issued an order advising that it believed it could resolve the motion to dismiss based on the pre-motion letters, but giving the parties the opportunity to request further briefing on the defendants’ proposed motion. By stipulation submitted August 1, 2023, the parties requested further briefing and proposed a schedule that contemplates defendants’ filing of a joint motion by September 8, 2023, with briefing to continue into early November.

The court has ordered the parties’ stipulation. The Company anticipates that defendants will renew their motions to dismiss, but no schedule for doing so has yet been set. There is otherwise no current activity in the case. The Company cannot predict the outcome of the anticipated motion to dismiss the amended complaint, the timing of court action on the requests, or the outcome of the lawsuit more generally. While the Company again notes that plaintiff seeks no relief against the Company, several defendant investors have made demands on the Company that it indemnify their costs of defending the action, invoking provisions in the agreements by which the investors acquired Company securities. The Company disagrees that it has indemnity obligations applicable to this action; however, the Company cannot predict the outcome of the indemnification issue.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The issuance of the following shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
On May 17, 2023, we issued 450 shares of common stock valued at $2.78 per share for production services.
On May 24, 2023, we issued 490 shares of common stock valued at $2.55 per share for production services.
On June 6, 2023, we issued 400,000 shares of common stock valued at $2.47 per share for consulting services.
On June 12, 2023, we issued 1,037 shares of common stock valued at $2.41 per share for production services.
On June 27, 2023, the Company issued a total of 2,376,550 shares of common stock to existing institutional and accredited investors who exercised their outstanding common stock purchase warrants in connection with a warrant exchange. The exercising holders received new unregistered common stock purchase warrants to purchase up to 4,753,100 shares of common stock issued pursuant to the exercise of their warrants. The Special Equities Group, a division of Dawson James, acted as warrant solicitation agent and was issued unregistered common stock purchase warrants to purchase up to 166,359 shares of common stock. The New Warrants were issued in a private placement in reliance on the exemption from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and, along with shares of common stock underlying the warrants have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.
On June 30, 2023, we issued 2,274 shares of common stock valued at $1.91 per share for production services.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated June 21, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2023).
3.1	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2023).
4.1	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2023).
10.1	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2023).
10.2	Termination of Lease Agreement, dated July 26, 2023 by and between Lyndhurst Investments, LLC. and Beacon Media Group dated July 26, 2023.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

August 14, 2023	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

August 14, 2023		/s/ Robert L. Denton
Robert L. Denton
Chief Financial Officer (Principal Financial and Accounting Officer)