Form 10-Q
period 2023-09-30
Kartoon Studios, Inc.
filed 2023-11-17
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2023, the registrant had 35,189,123 shares of common stock outstanding.

Kartoon Studios, Inc.
FORM 10-Q

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kartoon Studios, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$3,887	$7,432
Investments in Marketable Securities (amortized cost of $17,706 and $90,321, respectively)	16,152	83,706
Accounts Receivable, net	12,003	15,558
Tax Credits Receivable, net	26,141	26,255
Notes and Accounts Receivable from Related Party	1,451	2,844
Other Receivable	259	1,162
Prepaid Expenses and Other Assets	1,528	2,568
Total Current Assets	61,421	139,525

Noncurrent Assets:
Property and Equipment, net	1,949	2,400
Operating Lease Right of Use Assets, net	7,383	8,506
Finance Lease Right of Use Assets, net	2,216	2,338
Film and Television Costs, net	1,784	7,780
Investment in Your Family Entertainment AG	17,144	16,247
Intangible Assets, net	23,585	29,167
Goodwill	20,569	31,807
Other Assets	123	148
Total Assets	$136,174	$237,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,606	$11,436
Participations Payable	2,025	2,965
Accrued Expenses	897	895
Accrued Salaries and Wages	2,136	2,484
Deferred Revenue	2,683	9,065
Margin Loan	2,228	60,810
Production Facilities	21,092	18,282
Bank Indebtedness	2,311	1,741
Current Portion of Operating Lease Liability	857	802
Current Portion of Finance Lease Liability	1,301	1,623
Warrant Liability	4,406	548
Due To Related Party	58	2
Other Current Liabilities	–	255
Total Current Liabilities	49,600	110,908

Noncurrent Liabilities:
Deferred Revenue	3,586	3,369
Operating Lease Liability, Net Current Portion	6,927	8,095
Finance Lease Liability, Net Current Portion	1,119	1,020
Deferred Tax Liability	–	705
Other Noncurrent Liabilities	931	952
Total Liabilities	62,163	125,049

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 9,943,999 and 9,993,999 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	–	–
Series B Preferred Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	–	–
Common Stock, $0.001 par value, 40,000,000 shares authorized, 35,094,542 and 31,875,919 shares issued and 35,145,481 and 31,918,552 outstanding as of September 30, 2023 and December 31, 2022, respectively	351	319
Additional Paid-in Capital	773,885	762,418
Treasury Stock at Cost, 50,939 and 42,633 shares of common stock as of September 30, 2023 and December 31, 2022, respectively	(314)	(290)
Accumulated Deficit	(696,911)	(641,443)
Accumulated Other Comprehensive Loss	(4,707)	(9,925)
Total Kartoon Studios, Inc. Stockholders' Equity	72,304	111,079
Non-Controlling Interests in Consolidated Subsidiaries	1,707	1,790
Total Stockholders' Equity	74,011	112,869

Total Liabilities and Stockholders’ Equity	$136,174	$237,918
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Production Services	$6,360	$9,095	$23,279	$19,113
Content Distribution	2,592	9,106	8,905	18,049
Licensing & Royalties	123	280	272	2,816
Media Advisory & Advertising Services	997	1,198	2,820	3,266
Total Revenues	10,072	19,679	35,276	43,244

Operating Expenses:
Marketing and Sales	522	880	2,457	2,012
Direct Operating Costs	13,475	13,875	34,301	28,865
General and Administrative	8,679	10,363	26,274	36,327
Impairment of Property and Equipment	–	–	120	–
Impairment of Intangible Assets	–	–	4,023	–
Impairment of Goodwill	–	–	11,287	–
Total Operating Expenses	22,676	25,118	78,462	67,204

Loss from Operations	(12,604)	(5,439)	(43,186)	(23,960)

Interest Expense	(672)	(740)	(2,777)	(1,184)
Other Expense, Net	(2,236)	(5,062)	(10,293)	(2,805)

Loss Before Income Tax Benefit	(15,512)	(11,241)	(56,256)	(27,949)

Income Tax Benefit	–	–	705	–

Net Loss	(15,512)	(11,241)	(55,551)	(27,949)

Net (Income) Loss Attributable to Non-Controlling Interests	36	23	83	(1,139)

Net Loss Attributable to Kartoon Studios, Inc.	$(15,476)	$(11,218)	$(55,468)	$(29,088)

Net Loss per Share (Basic)	$(0.44)	$(0.35)	$(1.67)	$(0.93)
Net Loss per Share (Diluted)	$(0.44)	$(0.35)	$(1.67)	$(0.93)

Weighted Average Shares Outstanding (Basic)	35,088,333	31,728,277	33,160,228	31,224,344
Weighted Average Shares Outstanding (Diluted)	35,088,333	31,728,277	33,160,228	31,224,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Loss	$(15,512)	$(11,241)	$(55,551)	$(27,949)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain/(Losses) on Marketable Securities	164	(1,967)	907	(6,562)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	1,897	37	4,154	160
Foreign Currency Translation Adjustments	(550)	(2,354)	157	(3,794)
Total Change in Accumulated Other Comprehensive Income (Loss)	1,511	(4,284)	5,218	(10,196)
Total Comprehensive Net Loss	$(14,001)	$(15,525)	$(50,333)	$(38,145)
Net (Income) Loss Attributable to Non-Controlling Interests	36	23	83	(1,139)
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(13,965)	$(15,502)	$(50,250)	$(39,284)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	78,088	1	–	–	(1)	3,700	(9)	–	–	–	(9)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	910	–	–	–	–	–	910
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,367	–	2,367
Currency Translation Adjustment	–	–	–	–	–	–	–	–	3	–	3
Net Loss	–	–	–	–	–	–	–	(24,762)	–	(31)	(24,793)

Balance, March 31, 2023	32,113,784	$320	1	$–	$763,327	46,333	$(299)	$(666,205)	$(7,555)	$1,759	$91,347

Issuance of Common Stock for Services	404,251	–	–	–	997	–	–	–	–	–	997
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	224,988	29	–	–	(29)	2,165	(6)	–	–	–	(6)
Proceeds From Warrant Exchange, net	2,311,550	2	–	–	4,854	–	–	–	–	–	4,856
Warrant Inducement	–	–	–	–	3,511	–	–	–	–	–	3,511
Share Based Compensation	–	–	–	–	717	–	–	–	–	–	717
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	633	–	633
Currency Translation Adjustment	–	–	–	–	–	–	–	–	704	–	704
Net Loss	–	–	–	–	–	–	–	(15,230)	–	(16)	(15,246)

Balance, June 30, 2023	35,054,573	$351	1	$–	$773,377	48,498	$(305)	$(681,435)	$(6,218)	$1,743	$87,513

Issuance of Common Stock for Services	26,152	–	–	–	43	–	–	–	–	–	43

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	64,756	–	–	–	–	2,441	(9)	–	–	–	(9)
Share Based Compensation	–	–	–	–	465	–	–	–	–	–	465
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,061	–	2,061
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(550)	–	(550)
Net Loss	–	–	–	–	–	–	–	(15,476)	–	(36)	(15,512)

Balance, September 30, 2023	35,145,481	$351	1	$–	$773,885	50,939	$(314)	$(696,911)	$(4,707)	$1,707	$74,011

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2021	30,337,914	$303	–	$—	$739,495	–	$—	$(595,848)	$(1,221)	$1,924	$144,653

Issuance of Common Stock for Services	38,620	–	–	–	311	–	–	–	–	–	311
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	60,366	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,491	–	–	–	–	–	4,491
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(3,421)	–	(3,421)
Currency Translation Adjustment	–	–	–	–	–	–	–	–	37	–	37
Net Loss	–	–	–	–	–	–	–	(4,531)	–	(31)	(4,562)

Balance, March 31, 2022	30,436,900	$304	–	$–	$744,296	–	$–	$(600,379)	$(4,605)	$1,893	$141,509

Shares Issued for Wow Acquisition	1,105,708	11	1	–	11,543	–	–	–	–	–	11,554
Fair Value of Replacement Options Related to Wow Acquisition	–	–	–	–	1,213	–	–	–	–	–	1,213
Issuance of Common Stock for Services	73,667	1	–	–	441	–	–	–	–	–	442
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	107,241	1	–	–	(1)	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	4,245	–	–	–	–	–	4,245
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(1,051)	–	(1,051)
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(1,477)	–	(1,477)
Distributions to Non-Controlling Interests	–	–	–	–	–	–	–	–	–	(1,200)	(1,200)
Net Loss	–	–	–	–	–	–	–	(13,341)	–	1,193	(12,148)

Balance, June 30, 2022	31,723,516	$317	1	$—	$761,737	–	$—	$(613,720)	$(7,133)	$1,886	$143,087

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	86,216	1	–	–	(1)	699	(3)	–	–	–	(3)
Purchase of Treasury Stock Not Yet Settled	–	–	–	–	(285)	–	–	–	–	–	(285)
Share Based Compensation	–	–	–	–	1,182	–	–	–	–	–	1,182
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(1,930)	–	(1,930)
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(2,354)	–	(2,354)
Net Loss	–	–	–	–	–	–	–	(11,216)	–	(23)	(11,239)

Balance, September 30, 2022	31,809,732	$318	1	$—	$762,633	699	$(3)	$(624,936)	$(11,417)	$1,863	$128,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(55,551)	$(27,949)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	6,784	5,100
Depreciation and Amortization of Property, Equipment & Intangible Assets	1,943	1,857
Amortization of Right of Use Asset	2,179	1,345
Amortization of Premium on Marketable Securities	369	807
Share Based Compensation Expense	2,091	9,918
Impairment of Intangible Assets	4,023	–
Impairment of Goodwill	11,287	–
Impairment of Property and Equipment	120	–
Loss on Early Lease Termination	232	–
Warrant Incentive Expense	16,174	–
Deferred Income Taxes	(705)	–
Marketing Expenses in Exchange for Stock	1,195	–
(Gain) Loss on Revaluation of Equity Investments in Your Family Entertainment AG	(1,102)	1,170
Unrealized Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	205	2,584
Gain on Warrant Revaluation	(8,999)	(434)
Realized Loss on Marketable Securities	4,154	160
Stock Issued for Services	1,040	312
Bad Debt Expense	351	78
Other Non-Cash Items	2	(5)

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	3,481	5,942
Other Receivable	909	272
Tax Credits Earned (less capitalized)	(12,327)	(8,166)
Tax Credits Received, net	12,247	3,874
Film and Television Costs, net	(778)	(7,388)
Prepaid Expenses and Other Assets	(178)	(326)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(1,875)	(3,828)
Accrued Salaries & Wages	(358)	215
Accrued Expenses	(71)	(1,057)
Accrued Production Costs	806	(1,654)
Participations Payable	(942)	(498)
Deferred Revenue	(6,208)	(6,472)
Lease Liability	(695)	(365)
Due To Related Party	55	(25)
Other Liabilities	(26)	506
Net Cash Used in Operating Activities	$(20,168)	$(24,027)

Cash Flows from Investing Activities:
Cash Payment for Wow, net of Cash Acquired	–	(37,311)
Cash Payment for Equity Investment in Your Family Entertainment	–	(9,540)
Cash Payment for Ameba, net of Cash Acquired	–	(3,893)
Repayments from/(Loans to) Related Party for Note Receivables	1,393	(1,419)
Proceeds from Principal Collections on Marketable Securities	460	6,445
Proceeds from Sales and Maturities of Marketable Securities	67,633	8,836
Investment in Intangible Assets, net	–	(21)
Purchase of Property & Equipment	(68)	(459)
Net Cash Provided by (Used in) Investing Activities	69,418	(37,362)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	17,619	63,165
Repayments of Margin Loan	(76,182)	(6,612)
Proceeds from Production Facilities	11,161	7,455
Repayment of Production Facilities	(9,451)	(3,984)
Proceeds from Bank Indebtedness, net	573	760
Proceeds from Warrant Exchange, net	5,299	–
Repayments of Notes Payable	–	(19)
Principal Payments on Finance Lease Obligations	(1,555)	(920)
Debt Issuance Costs	(18)	(33)
Distributions to Non-Controlling Interest	–	(1,200)
Shares Withheld for Taxes on Vested Restricted Shares	(25)	(3)
Payment for Warrant Put Option Exercise	(250)	–
Net Cash Provided by (Used in) Financing Activities	(52,829)	58,609

Effect of Exchange Rate Changes on Cash	34	(187)

Net Decrease in Cash	(3,545)	(2,967)
Beginning Cash	7,432	10,060
Ending Cash	$3,887	$7,093

Schedule of Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$1,432	$–
Warrants Issued for Services	$443	$–
Shares Issued for Wow Acquisition	$–	$11,554
Fair Value of Replacement Options Granted Related to Wow Acquisition	$–	$1,213
Liability for Treasury Stock Not Yet Settled	$–	$285
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1: Organization and Business
Organization and Nature of Business
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.; “we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television and licenses properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. ("Wow") titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube and YouTube Kids, among other platforms. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including but not limited to Netflix, HBO Max, Paramount+, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.
Through the Company’s investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), it has gained access to one of the largest animation catalogues in Europe with over 50 titles consisting of over 1,600 episodes, and a global distribution network which currently covers over 60 territories worldwide.
Through the ownership of Wow, the Company has established an affiliate relationship with Mainframe Studios Inc. (“Mainframe”), which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels.
The Company has rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
The Company also owns Beacon Media Group, LLC (“Beacon Media”) and Beacon Communications, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American marketing and media agency and its first-class media research, planning and buying division. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka and Moose Toys.
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
Recent Developments
Common Stock
On February 6, 2023, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company’s common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no stockholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
Exercise of 2021 Warrants and Issuance of New Warrants
On June 26, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain existing institutional and accredited investors pursuant to which such investors agreed to exercise for cash certain warrants issued by the Company in January 2021 (the “2021 Warrants”) to purchase 2,311,550 shares of common stock (the “Exercise”). To induce the Exercise by holders of the 2021 Warrants, the Company also amended the exercise price of the 2021 Warrants from $23.70 per share (as adjusted pursuant to a 1-for-10 reverse stock split of our outstanding shares of common stock effected on February 10, 2023) to $2.50 per share pursuant to the terms of the 2021 Warrants. In consideration for the Exercise, the exercising holders received warrants to purchase up to 4,623,100 shares of common stock, and The Special Equities Group, LLC, a division of Dawson James Securities, Inc. (“SEG”) which acted as the warrant solicitation agent for the Exercise, received a warrant to purchase up to 161,809 shares of common stock (collectively, the “Warrants”). The Warrants are exercisable at any time beginning on November 1, 2023 (i.e., the date stockholder approval was received as described therein) (the “Initial Exercise Date”) and ends on the fifth anniversary of the Initial Exercise Date at a price per share of $2.50. Pursuant to the Letter Agreements, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the Warrants on July 26, 2023, which registration is currently pending with the Securities Exchange Commission (“SEC”).
The fair value for the newly issued liability-classified Exchange Warrants of $12.7 million and the increase in fair value of $3.5 million for the repriced 2021 Warrants prior to exercise of the equity instruments was recorded as a loss to Warrant Incentive Expense within Other Income (Expense), Net on the condensed consolidated statement of operations. Refer to Note 17 for additional information.
Declaration of Series C Preferred Stock Dividend; Redemption of Series C Preferred Stock
On September 21, 2023, the Company’s board of directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), for each outstanding share of the Company’s common stock, par value $0.001 per share to stockholders of record on October 2, 2023 (the “Record Date”). Each share of Series C Preferred Stock would entitle the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series C Preferred Stock would have a ratable number of votes). Thus, each one-thousandth of a share of Series C Preferred Stock would entitle the holder thereof to 1,000 votes. The outstanding shares of Series C Preferred Stock would vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to the approval of the proposal (the “Share Increase Proposal”) to amend the Company’s Articles of Incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock of the Company from 50,000,000 shares to 200,000,000 shares (the “Share Increase Amendment”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Share Increase Amendment (the “Adjournment Proposal” and together with the Share Increase Proposal, the “Proposals”). The Series C Preferred Stock would not be entitled to vote on any other matter, except to the extent required under Chapter 78 of the Nevada Revised Statues. The Company held a special meeting of stockholders on November 1, 2023 (the “Special Meeting”), at which both Proposals were approved by the stockholders.
All shares of Series C Preferred Stock that had not been duly voted by proxy prior to the opening of the Special Meeting were automatically redeemed in whole, but not in part, by the Company as of immediately prior to the opening of such meeting. Any outstanding shares of Series C Preferred Stock that had not been redeemed prior to the opening of the Special Meeting were redeemed in whole, but not in part, automatically upon the approval of the Share Increase Proposal by the stockholders. Each share of Series C Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series C Preferred Stock that had been held as of immediately prior to the applicable redemption. However, the redemption consideration in respect of the shares of Series C Preferred Stock (or fractions thereof) would only be payable to such owners on the number of shares owned and redeemed pursuant to the redemptions rounded down to the nearest whole number that is a multiple of ten (such, that for example, an owner of 25 shares of Series C Preferred Stock redeemed pursuant to any redemption would be entitled to receive cash payment only on redemption of 20 shares of Series C Preferred Stock).
Liquidity
As of September 30, 2023, the Company had cash of $3.9 million, which decreased by $3.5 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $52.8 million, primarily due to repayment of the margin loan, net proceeds, offset by the cash received from the warrant exchange and $20.2 million used in operating activities. The cash used was offset by cash provided by sales and maturities of marketable securities of $67.6 million.
As of September 30, 2023, the Company held available-for-sale marketable securities with a fair value of $16.2 million, which decreased by $67.6 million as compared to December 31, 2022 due to sales and maturities during the nine months ended September 30, 2023. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
The Company borrowed an additional $17.6 million from its investment margin account during the nine months ended September 30, 2023 and repaid $76.2 million primarily with cash received from sales and maturities of marketable securities. During the nine months ended September 30, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 1.13% and 1.66% on average margin loan balances of $34.0 million and $27.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $0.2 million and $0.4 million during the three months ended September 30, 2023 and September 30, 2022, respectively, and $1.5 million and $0.6 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company’s margin loan balance was $2.2 million and $60.8 million, respectively.
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $3.8 million USD ($5.2 million CAD). The Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of September 30, 2023. The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at any time by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants. As of November 17, 2023, there has been no demands for repayment.
Historically, the Company has incurred net losses. For the three months ended September 30, 2023 and September 30, 2022, the Company reported net losses of $15.5 million and $11.2 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company reported net losses of $55.6 million and $29.1 million, respectively. The Company reported net cash used in operating activities of $20.2 million and $24.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $696.9 million and total stockholders’ equity of $74.0 million. As of September 30, 2023, the Company had current assets of $61.4 million, including cash of $3.9 million and marketable securities of $16.2 million, and current liabilities of $49.6 million. The Company had working capital of $11.8 million as of September 30, 2023, compared to working capital of $28.6 million as of December 31, 2022. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and noted the Company has sufficient marketable securities and investments to fund operations for the next 12 months. In addition, the Company has the ability to reduce operating costs and use equity and equity-linked instruments to pay for services and compensation.
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
Segments
The Company determines its operating segments on the same basis as it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production & Distribution Segment, which produces and distributes children’s content, and the Media Advisory & Advertising Services Segment, which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments.
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
Foreign exchange (“FX”) transaction gains and losses are included in Other Income (Expense), Net on the condensed consolidated statements of operations.
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

As of September 30, 2023, the gross amounts of FX forwards in an asset and liability position subject to a master netting arrangement resulted in a net liability of $26,539 recorded within Other Current Liabilities on the condensed consolidated balance sheet. The net change in fair value is recorded as an unrealized loss within Production Services Revenue on the condensed consolidated statement of operations. The Company did not hold FX forwards prior to the Wow Acquisition.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $3.9 million and $7.4 million, respectively, that at times could exceed Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) limits. The availability of certain short-term lines of credit is dependent on the Company maintaining compensating balances. The compensating balances are not legally restricted and may be withdrawn, therefore the Company classifies them as cash on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the total compensating balance maintained was $0.5 million. The Company did not have any cash equivalents as of the periods presented.
Allowance for Doubtful Accounts
Accounts receivables are presented on the condensed consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for doubtful accounts that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. As of September 30, 2023 and December 31, 2022, the Company recorded an allowance for doubtful accounts of $32,922 and $65,421, respectively.
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

As of September 30, 2023 and December 31, 2022, $26.1 million and $26.3 million in current tax credit receivables related to Wow’s film and television productions were recorded, net of $0.5 million and $0.2 million recorded as an allowance for doubtful accounts, respectively. It is estimated that the Company will collect the receivables balance, therefore no additional reserve was recorded.
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
The Company reports accrued interest receivable separately from the AFS securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the condensed consolidated balance sheets, approximately $0.1 million and $0.3 million in interest income were receivable as of September 30, 2023 and December 31, 2022, respectively.
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
Film and Television Costs
The Company capitalizes production costs for episodic series produced in accordance with FASB ASC 926-20, Entertainment-Films - Other Assets - Film Costs. Accordingly, production costs are capitalized at actual cost and amortized using the individual-film-forecast method, whereby these costs are amortized, and participations costs are accrued based on the ratio of the current period’s revenues to management’s estimate of ultimate revenue expected to be recognized from each production. There are usually three stages for production projects with different costs incurred at each stage:
Productions in Development
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
•Fixed and variable fee advertising and subscription-based revenue generated from the Kartoon Studios Kartoon Channel!, the Frederator owned and operated YouTube channels and revenues generated from the operation of its multi-channel network, Channel Frederator Network, on YouTube.
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
Advertising revenues
The Company sells advertising and subscriptions on its wholly-owned AVOD service, Kartoon Channel!, and its SVOD distribution outlets, Kartoon Channel! Kidaverse, and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, revenue is recognized when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per 1000 (mille) impressions (“CPM”). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, revenue is recognized when a customer downloads the mobile device application and their credit card is charged.
Upon the acquisition of Wow, the Company generates advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its multi-channel network, Channel Frederator Network, on YouTube. Revenue is recognized when services are provided in accordance with the Company’s agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables are usually collectable within 30 days.
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
Product Sales
The Company recognizes revenue related to product sales (e.g., apparel and collectibles) when the Company completes its performance obligation, which is when the goods are transferred to the buyer upon .

Media Advisory & Advertising Services
Media and Advertising Services
The Company provides media and advertising consulting services to clients. Revenue is recognized when the services are performed or as paid through the monthly retainer. When the Company purchases advertising for clients on linear and across digital and streaming platforms and receives a commission, the commissions are recognized as revenue in the month the advertising is displayed.
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
Debt Issuance Costs
Debt issuance costs relate to the issuance of Wow’s Production Facilities and are recorded as a reduction to the carrying amount of debt and amortized to interest expense using the effective interest method over the respective terms of the facilities. Debt issuance costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. Debt issuance costs as of September 30, 2023 and December 31, 2022 were insignificant.

Earnings Per Share
Basic earnings (loss) per share of common stock (“EPS”) is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. For the three and nine months ended September 30, 2023 and 2022, all shares were deemed antidilutive.
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
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to $100,000 CAD. As of September 30, 2023 and December 31, 2022, the Company had 11 and 12 bank deposit accounts with an aggregate uninsured balance of $2.2 million and $3.4 million, respectively.
The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of $16.2 million and $83.7 million as of September 30, 2023 and December 31, 2022, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of September 30, 2023 and December 31, 2022, the Company did not have account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
At the three months ended September 30, 2023, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 73.1% of the total revenue.
At the nine months ended September 30, 2023, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 79.3% of the total revenue. As of September 30, 2023, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 55.6% of the total accounts receivable as of September 30, 2023.
At the three months ended September 30, 2022, the Company had four customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 83.0% of the total revenue.
At the nine months ended September 30, 2022, the Company had four customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 74.0% of the total revenue. As of September 30, 2022, the Company had two customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 28.0% of the total accounts receivable as of September 30, 2022.
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
The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. The Company used the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM option pricing model (Level 2) with standard valuation inputs. Refer to Note 16 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 4 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
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
The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 (in thousands):

	Level 1	Level 2	Total Fair Value
Marketable investments:
Corporate Bonds	$6,042	$–	$6,042
U.S. Treasury	4,814	–	4,814
U.S. agency and government sponsored securities	–	1,798	1,798
U.S. states and municipalities	–	3,498	3,498
Total	$10,856	$5,296	$16,152
Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of September 30, 2023 and December 31, 2022. Refer to Note 5 for additional details.
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
Accounting Standards Issued but Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the financial statements and related disclosures, which is not expected to be material.
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
During the three and nine months ended September 30, 2023, SLU generated an insignificant amount of net income. The Company's net investment as of September 30, 2023 of $0.8 million remained the same as compared to December 31, 2022. There were no changes in facts and circumstances that occurred during the nine months ended September 30, 2023 that would result in a re-evaluation of the VIE assessment.
Note 4: Investment in Equity Interest
As of September 30, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of September 30, 2023, the fair value of the investment was determined to be $17.1 million recorded within noncurrent assets on the Company’s condensed consolidated balance sheets. The fair value as of September 30, 2023 increased by net $0.9 million, as compared to December 31, 2022. The net increase is comprised of the net impact of an increase in YFE’s stock price, resulting in a gain in fair value of $1.1 million, and the effect of foreign currency remeasurement from EURO to USD, resulting in a loss of $0.2 million. The total change in fair value is recorded within Other Income (Expense), Net on the Company’s condensed consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the Company’s ownership in YFE was 44.8%.
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
The investments in marketable securities had an adjusted cost basis of $17.7 million and a market value of $16.2 million as of September 30, 2023. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$6,635	$(593)	$6,042
U.S. Treasury	5,203	(389)	4,814
U.S. Agency and Government Sponsored Securities	2,000	(202)	1,798
U.S. States and Municipalities	3,868	(370)	3,498
Total	$17,706	$(1,554)	$16,152
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
The Company holds 11 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of September 30, 2023. The AFS securities held by the Company as of December 31, 2022 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of September 30, 2023 and December 31, 2022, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.
Realized losses of $1.9 million and $4.2 million were recognized in earnings during the three and nine months ended September 30, 2023, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities. Realized losses of $36,332 and $159,624 were recognized during the three and nine months ended September 30, 2022, respectively, due to prepayments of principal on certain mortgage-backed securities.
The contractual maturities of the Company’s marketable investments as of September 30, 2023 were as follows (in thousands):

Fair Value
Due within 1 year	$—
Due after 1 year through 5 years	16,152
Total	$16,152
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, Net
The Company has property and equipment as follows (in thousands):

	September 30, 2023	December 31, 2022
Furniture and Equipment	$117	$224
Computer Equipment	222	315
Leasehold Improvements	2,200	2,273
Software	204	263
Production Equipment	—	23
Property and Equipment, Gross	2,743	3,098

Less Accumulated Depreciation	(633)	(530)
Foreign Currency Translation Adjustment	(161)	(168)
Property and Equipment, Net	$1,949	$2,400
During the three months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $0.1 million for both respective periods. During the nine months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $0.3 million and $0.2 million, respectively.
Due to the lease termination effective August 1, 2023, $0.1 million of property and equipment was written down to zero and recorded in Loss on Lease Termination within Other Expense, net on the condensed consolidated statement of operations during the three and nine months ended September 30, 2023. In addition, during the first quarter of 2023, a reassessment of the Company’s long-lived assets was performed due to changes in its estimated undiscounted future cash flows. As a result, a loss of $0.1 million was recorded as an Impairment of Property and Equipment within Operating Expenses on the condensed consolidated statement of operations during the nine months ended September 30, 2023.
The Company did not incur any impairment charges or write-downs during the nine months ended September 30, 2022.
Note 7: Right of Use Leased Asset
Right of use asset consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Office Lease Assets	$9,657	$10,313
Equipment Lease Assets	5,359	3,928
Right Of Use Asset, Gross	15,016	14,241

Accumulated Amortization	(4,647)	(2,587)
Foreign Currency Translation Adjustment	(770)	(810)
Right Of Use Asset, Net	$9,599	$10,844
Refer to Note 19 for details on the Company’s lease commitments.
As of September 30, 2023, the weighted-average lease term for the Company’s operating leases was 86 months and the weighted-average discount rate was 10.6%. As of December 31, 2022, the weighted-average lease term for operating leases was 93 months and the weighted-average discount rate was 10.4%.
Operating lease costs during the three and nine months ended September 30, 2023 were $0.4 million and $1.2 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statement of operations.
On August 2, 2023, Beacon Media, signed a Termination of Lease Agreement (the “Lease Termination”), effective August 1, 2023 (the “Effective Date”), related to the office space in Lyndhurst, NJ. The Lease Termination requires Beacon Media to pay an aggregate of $0.1 million in consideration of terminating the lease, payable in four equal installments, starting on the cease-use date of August 1, 2023. If it fails to pay any installment within five days of being due, Beacon Media would be responsible for the full exposure on the lease of $0.6 million. The Lease Termination included waiver of the security deposit in the amount of $26,208 and an agreement to leave the furniture, fixtures and leasehold improvements with a carrying value of $0.1 million on the Effective Date. The Company wrote off the ROU asset, lease liability, prepaid deposit and fixed assets on the Effective Date. Including fees, the Company recorded a total loss on lease termination of $0.2 million within Other Income (Expense), net on the Company’s condensed consolidated statement of operations during the three months ended September 30, 2023.
During the three months ended September 30, 2023 the Company recorded finance lease costs of $0.5 million comprised of ROU amortization of $0.5 million and $47,871 of interest accretion. During the nine months ended September 30, 2023 the Company recorded finance lease costs of $1.7 million comprised of ROU amortization of $1.6 million and $0.2 million of interest accretion. ROU amortization is recorded within General and Administrative Expenses on the Company’s condensed consolidated statement of operations and accretion of interest expense is recorded within Other Income (Expense) on the Company’s condensed consolidated statement of operations.
Lease costs during the three and nine months ended September 30, 2022 were $0.7 million and $1.3 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statement of operations.
Note 8: Film and Television Costs, Net
The following table highlights the activity in Film and Television Costs as of September 30, 2023 and December 31, 2022 (in thousands):

Film and Television Costs, Net as of December 31, 2021	$2,940
Additions to Film and Television Costs	18,364
Disposals	(11)
Film Amortization Expense & Impairment Losses	(12,996)
Foreign Currency Translation Adjustment	(517)
Film and Television Costs, Net as of December 31, 2022	7,780
Additions to Film and Television Costs	854
Disposals	(75)
Film Amortization Expense & Impairment Losses	(6,784)
Foreign Currency Translation Adjustment	9
Film and Television Costs, Net as of September 30, 2023	$1,784
The Company recorded film and television costs write-downs of $6.2 million during the nine months ended September 30, 2023. The write-downs were as a result of inactive projects, projects not advancing to the production stage due to a lack of interest from potential partners and an overall economic downturn affecting customers in the entertainment industry. There were no write-downs recorded during the nine months ended September 30, 2022.

Note 9: Intangible Assets, Net and Goodwill
Intangible Assets, Net
The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, Net

	Weighted Average Remaining Amortization Period

		September 30, 2023	December 31, 2022
Customer Relationships	6.7	$17,325	$17,325
Digital Networks	14.5	803	3,537
Trade Names	67.7	10,360	11,783
Technology	–	–	293
Other Intangible Assets (a)	–	–	325
Intangible Assets, Gross		28,488	33,263

Less Accumulated Amortization		(3,268)	(2,398)
Foreign Currency Translation Adjustment		(1,635)	(1,698)
Intangible Assets, Net		$23,585	$29,167
_______________________
(a)Represents the logo and website intangible assets related to the merger with A Squared that has been fully amortized during the nine months ended September 30, 2023.
During the three months ended September 30, 2023 and 2022, the Company recorded intangible asset amortization expense of $0.5 million and $0.7 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded intangible asset amortization expense of $1.6 million and $1.7 million, respectively.
Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews its intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the three months ended March 31, 2023, due to changes in the Company’s financial projections, the Company reassessed its definite and indefinite-lived intangible asset values to determine whether impairments existed. As a result, the Company recorded a total Impairment of Intangible Assets of $4.0 million within Operating Expenses in the condensed consolidated statement of operations. The impairment charge consisted of a write-down of definite-lived intangible assets of $2.8 million, net of $0.6 million in accumulated depreciation, due to a decrease in an asset group’s estimated undiscounted cash flows. In addition, due to a decrease in its estimated present value of cash flows, it was determined that the Frederator tradename, an indefinite-lived intangible asset, was impaired by $1.3 million.
The Company did not incur any impairment charges during the nine months ended September 30, 2022.

Expected future amortization of intangible assets subject to amortization as of September 30, 2023 is as follows (in thousands):

Fiscal Year:
2023	516
2024	2,064
2025	2,064
2026	2,064
2027	2,064
Thereafter	8,858
Total	$17,630
As of September 30, 2023, $6.0 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Content Production & Distribution	Media Advisory & Advertising Services	Total
Goodwill as of December 31, 2022	$31,807	$–	$31,807
Goodwill Impairment	(11,287)	–	(11,287)
Foreign Currency Translation Adjustment	49	–	49
Goodwill as of September 30, 2023	$20,569	$–	$20,569
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
During the three months ended March 31, 2023, the Company reassessed its remaining goodwill allocated to the Content Production and Distribution reporting unit for impairment. As a result, the Company recorded an Impairment of Goodwill of $11.3 million within Operating Expenses in its condensed consolidated statement of operations. Included in the goodwill impairment was $0.9 million of goodwill allocated to Ameba. Due to the write-off of Ameba’s intangible assets and goodwill, the deferred income tax liability balance of $0.7 million, recorded as of December 31, 2022 as part of the estimated underlying tax basis of the acquired assets, was reversed and recorded as an income tax benefit on the condensed consolidated statement of operations during the nine months ended September 30, 2023.
The Company did not incur any impairment charges during the nine months ended September 30, 2022.
Note 10: Deferred Revenue
As of September 30, 2023 and December 31, 2022, the Company had aggregate short term and long term deferred revenue of $6.3 million and $12.4 million, respectively. The decrease in deferred revenue is primarily related to productions on various shows nearing completion of the project as of September 30, 2023, compared to the progress as of December 31, 2022. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 11: Margin Loan
The Company borrowed an additional $17.6 million from its investment margin account during the nine months ended September 30, 2023 and repaid $76.2 million primarily with cash received from sales and maturities of marketable securities. During the nine months ended September 30, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 1.13% and 1.66% on average margin loan balances of $34.0 million and $27.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $0.2 million and $0.4 million during the three months ended September 30, 2023 and September 30, 2022, respectively, and $1.5 million and $0.6 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company’s margin loan balance was $2.2 million and $60.8 million, respectively.
Note 12: Bank Indebtedness and Production Facilities
Upon the acquisition of Wow, the Company assumed certain credit facilities (together the “Facilities”). The Facilities are comprised of the following:
Revolving Demand Facility
On December 15, 2022, the Company amended the revolving demand facility. Draws of up to $8.0 million CAD under the revolving demand facility can be made in Canadian or US dollars at the option of the Company by way of bank prime rate loans, Canadian Bankers’ Acceptances, Secured Overnight Financing Rate (“SOFR”) loans or letters of credit. Canadian or US dollar bank prime borrowings bear interest at a rate equal to bank prime plus 2.00% per annum.
For other draws under the revolving facility, the respective loans bear interest at a rate equal to Canadian Bankers’ Acceptances or SOFR plus 3.75% per annum.
As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $2.3 million USD ($3.1 million CAD) and $1.7 million USD ($2.4 million CAD), respectively, on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheets.
Equipment Lease Line
On March 17, 2023, the Company amended the terms of its equipment lease line. Under the equipment lease line, the Company may borrow up to $4.0 million CAD (previously $4.3 million CAD).
Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 3.94% to 7.18% with remaining lease terms of 2 - 34 months.
As of September 30, 2023 and December 31, 2022, the Company has drawn down a total of $1.5 million USD ($2.0 million CAD) and $2.4 million USD ($3.3 million CAD), respectively, under the equipment lease line. As of September 30, 2023 and December 31, 2022, the outstanding balances, net of repayments, were included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Treasury Risk Management Facility
Advances of up to $500,000 CAD available under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year. The treasury risk management facility is payable on demand at any time.
As of September 30, 2023 and December 31, 2022, there were no outstanding amounts drawn under the treasury risk management facility.
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
As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $21.1 million USD ($28.5 million CAD), including $1.3 million USD ($1.7 million CAD) of interest and $18.3 million USD ($24.8 million CAD), including $1.1 million USD ($1.5 million CAD) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.
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
As of September 30, 2023 and December 31, 2022, the Company had drawn $0.6 million USD ($0.9 million CAD) and $0.5 million USD ($0.7 million CAD), respectively, under the equipment lease facility. As of September 30, 2023 and December 31, 2022, the outstanding balances, net of repayments, were included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Loan Covenants, Violations and Waiver
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $3.8 million USD ($5.2 million CAD). The Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of September 30, 2023. The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at any time by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants. As of November 17, 2023, there has been no demands for repayment.
As of December 31, 2022, the Company met all required financial and non-financial covenants.
Note 13: Stockholders’ Equity
Common Stock
On February 6, 2023, the Company’s board of directors approved a 1-for-10 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of the Company’s common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no stockholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company’s then outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.

As of September 30, 2023, the total number of authorized shares of common stock was 40,000,000.
As of September 30, 2023 and December 31, 2022, there were 35,145,481 and 31,918,552 shares of common stock outstanding, respectively.
During the nine months ended September 30, 2023, the Company issued 404,251 shares of common stock for services. Included in the issued shares were 400,000 shares of common stock valued at $1.0 million, or $2.47 per share, issued to the Company's lawyers and recorded as a prepaid retainer fee within Prepaid Expenses and Other Assets on the condensed consolidated balance sheet. The prepaid fee is reduced as the Company incurs lawyer fees. As of September 30, 2023, the remaining prepaid expense balance was $0.4 million.
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
In connection with the Company’s acquisition of Wow, certain eligible Canadian stockholders, noteholders and optionholders of Wow elected to receive the Exchangeable Shares in the capital of the Wow Exchange Co. Inc. (“ExchangeCo”) instead of shares of the Company’s common stock to which they were otherwise entitled.
The shares of ExchangeCo are exchangeable into shares of the Company’s common stock in accordance with their terms. Holders of the ExchangeCo shares are entitled to defined voting rights (the “Voting Rights”) in the Company pursuant to a voting and exchange trust agreement (the “Voting Agreement”) dated April 6, 2022 among the Company, ExchangeCo, 1329258 B.C. Ltd. and Computershare Trust Company of Canada (the “Voting Trustee”). The Voting Trustee holds a single share of Series B Preferred Stock in the capital of the Company (the “Special Voting Share”), which grants the Voting Trustee that number of votes at the meetings of the Company’s stockholders as is equal to the number of shares of the Company’s common stock that at such time have not been delivered pursuant to the tender of ExchangeCo shares. The Voting Trustee is required to exercise each vote attached to the Special Voting Share only as directed by the relevant holder of the underlying Company shares of common stock and, in the absence of any instructions, will not exercise voting rights with respect to the applicable shares.
On September 21, 2023, the Company’s board of directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), for each outstanding share of the Company’s common stock, par value $0.001 per share to stockholders of record on October 2, 2023 (the “Record Date”). Each share of Series C Preferred Stock would entitle the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series C Preferred Stock would have a ratable number of votes). Thus, each one-thousandth of a share of Series C Preferred Stock would entitle the holder thereof to 1,000 votes. The outstanding shares of Series C Preferred Stock would vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to the approval of the proposal (the “Share Increase Proposal”) to amend the Company’s Articles of Incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock of the Company from 50,000,000 shares to 200,000,000 shares (the “Share Increase Amendment”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Share Increase Amendment (the “Adjournment Proposal” and together with the Share Increase Proposal, the “Proposals”). The Series C Preferred Stock would not be entitled to vote on any other matter, except to the extent required under Chapter 78 of the Nevada Revised Statues. The Company held a special meeting of stockholders on November 1, 2023 (the “Special Meeting”), at which both Proposals were approved by the stockholders.
All shares of Series C Preferred Stock that had not been duly voted by proxy prior to the opening of the Special Meeting were automatically redeemed in whole, but not in part, by the Company as of immediately prior to the opening of such meeting. Any outstanding shares of Series C Preferred Stock that had not been redeemed prior to the opening of the Special Meeting were redeemed in whole, but not in part, automatically upon the approval of the Share Increase Proposal by the stockholders. Each share of Series C Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series C Preferred Stock that had been held as of immediately prior to the applicable redemption. However, the redemption consideration in respect of the shares of Series C Preferred Stock (or fractions thereof) would only be payable to such owners on the number of shares owned and redeemed pursuant to the redemptions rounded down to the nearest whole number that is a multiple of ten (such, that for example, an owner of

25 shares of Series C Preferred Stock redeemed pursuant to any redemption would be entitled to receive cash payment only on redemption of 20 shares of Series C Preferred Stock).
As of September 30, 2023 and December 31, 2022, there was 0 shares of Series A Convertible Preferred Stock outstanding. As of September 30, 2023 and December 31, 2022, there was 1 share of Series B Preferred Stock outstanding. As of September 30, 2023 and December 31, 2022, there was 0 shares of Series C Preferred Stock outstanding.
Treasury Stock
During the nine months ended September 30, 2023, 8,306 shares of common stock with a cost of $24,700 were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.
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
The following table summarizes the stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2022	1,351,421	6.49	$15.09
Granted	–	–	$–
Exercised	–	–	$–
Forfeited/Cancelled	(161,595)	6.15	$14.67
Expired	(17,016)	–	$29.95
Outstanding at September 30, 2023	1,172,810	5.78	$14.93

Unvested at September 30, 2023	236,637	5.22	$9.95
Vested and exercisable September 30, 2023	936,173	5.92	$16.18
During the nine months ended September 30, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employees pursuant to their employment agreements. This resulted in 55,816 options becoming immediately vested on the separation date and $0.1 million in expense recognized by the Company.
During the three months ended September 30, 2023 and 2022, the Company recognized $0.3 million and $0.4 million, respectively, in share-based compensation expense related to stock options. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.9 million and $0.8 million, respectively, in share-based compensation expense related to stock options. The unrecognized share-based compensation expense as of September 30, 2023 was $0.4 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of September 30, 2023 had an aggregated intrinsic value of zero.
Note 15: Restricted Stock Units
During the nine months ended September 30, 2023, the Company granted 76,508 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.2 million.

An aggregate of 352,833 shares of common stock were issued during the nine months ended September 30, 2023 as a result of vested RSUs.
The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted- Average Remaining Contractual Life	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2022	1,151,944	3.41	$13.67
Granted	76,508	4.77	$2.19
Vested	(125,876)	3.96	$6.48
Forfeited/Cancelled	–	–	$–
Unvested at September 30, 2023	1,102,576	2.65	$13.74
During the nine months ended September 30, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested shares held by such employees pursuant to their employment agreements. This resulted in 27,576 shares becoming immediately vested and issued on the separation dates and $0.1 million in expense recognized by the Company.
During the three months ended September 30, 2023 and 2022, the Company recognized $0.3 million and $0.7 million, respectively, in share-based compensation expense related to RSUs. During the nine months ended September 30, 2023 and 2022, the Company recognized $1.2 million and $8.7 million, respectively, in share-based compensation expense related to RSU awards. The unvested share-based compensation as of September 30, 2023 was $0.6 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the nine months ended September 30, 2023 was $0.8 million.
Note 16: Warrants
The following table summarizes the activity in the Company’s outstanding warrants during the nine months ended September 30, 2023:

	Warrants Outstanding Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	4,433,593	3.37	$22.50
Granted	4,784,909	4.91	$2.50
Exercised	(2,311,550)	2.59	$23.70
Expired	(4,000)	–	$30.00
Forfeitures	(50,000)	7.69	$13.90
Balance at September 30, 2023	6,852,952	4.29	$8.19

Exercisable September 30, 2023	2,068,043	2.85	$21.35
Exercisable December 31, 2022	4,433,593	4.77	$22.50
The warrants to purchase shares of the Company’s common stock outstanding as of September 30, 2023 and December 31, 2022 had a total value of $36.5 million and $73.3 million, respectively.
As of September 30, 2023, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of September 30, 2023, the warrants were revalued at $0.1 million, resulting in a decrease of $0.2 million in liability as compared to December 31, 2022. The change in value was recorded as a Gain on Warrant Revaluation within Other

Income (Expense), Net on the condensed consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the condensed consolidated statement of cash flows.
The fair value of the outstanding derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of September 30, 2023:

Market Price	$1.40
Exercise Price	$2.10
Dividend Yield	0%
Volatility	141%
Risk-free Interest Rate	5.27%
Expected Life of Warrants	1.5 years
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
Upon issuance of the Exchange Warrants, the Company did not have a sufficient number of underlying common stock that would be required to deliver based on its existing outstanding shares and commitments and the maximum number of shares that would be required to be delivered upon exercise of the Exchange Warrants. The Company held a special meeting of stockholders on November 1, 2023, at which, among other things, a proposal to amend the Company’s Articles of Incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock of the Company from 50,000,000 shares to 200,000,000 shares (the “Share Increase Amendment”) was approved by the stockholders.
Pursuant to the Letter Agreements, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the 2021 Warrants on July 26, 2023, which registration statement is currently pending with the Securities and Exchange Commission (“SEC”).
The Exchange Warrants have an exercise price of $2.50 per share and a term of exercise of five years from November 1, 2023 (i.e., the date on which the Share Increase Amendment was approved by the stockholders).
The Company received approximately $5.8 million in gross proceeds recorded as an increase to Additional Paid-in Capital. The Special Equities Group, a division of Dawson James Securities, Inc. (“SEG”), acted as warrant solicitation agent and received a cash fee of $0.4 million, equal to 7.0% of the total gross proceeds, and warrants with a value of $0.4 million on the issuance date to purchase up to 161,809 of the Company’s common stock at $2.50 per share (the “SEG Warrants”). In addition, through issuance of the Company’s common stock, the Company paid lawyer fees of $0.1 million for costs directly attributable to the warrant re-pricing and exchange. The total issuance costs of $0.9 million were netted against the proceeds received and recorded as a reduction to Additional Paid in Capital on the Company's condensed consolidated balance sheet.
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

The Company calculated the fair value of the 2021 Warrants exercised immediately before the repricing using the BSM option pricing model. The calculation used the original exercise price of $23.70 per share and the BSM assumptions as of June 26, 2023 to calculate the fair value immediately before the repricing and calculated the fair value of the 2021 Warrants exercised utilizing the modified exercise price of $2.50 per share and the same BSM assumptions as of June 26, 2023. The resulting incremental expense of $3.5 million, was recorded as a Warrant Incentive Expense within Other Income (Expense), Net on the condensed consolidated statement of operations and as an increase to Additional Paid-in Capital on the condensed consolidated balance sheet as of September 30, 2023.
The fair value of the aggregate total of 4,784,909 Exchange Warrants and the SEG Warrants (collectively, the “Warrants”) on the issuance date of June 26, 2023 was determined to be $13.1 million, or $2.74 per share, as calculated using the BSM option pricing model based on the following assumptions:

June 26, 2023
Market Price	$3.30
Exercise Price	$2.50
Dividend Yield	0%
Volatility	110%
Risk-free interest rate	3.96%
Expected Life of Warrants	5.0 years
The fair value of the Exchange Warrants of $12.7 million was recorded as a Warrant Incentive Expense within Other Income (Expense), Net on the condensed consolidated statement of operations. The fair value of the SEG Warrants of $0.4 million was recorded as a reduction to Additional Paid-in Capital on the condensed consolidated balance sheet.
Per review of ASC 815 to determine the classification of the Warrants as either assets or liabilities the Company evaluates whether it has a sufficient number of authorized and unissued shares at the classification assessment date to control settlement by delivering shares. As noted above, when taking into consideration the Company’s then existing outstanding common stock and future commitments to issue common stock prior to the issuance of the Warrants, the Company did not have a sufficient number of common stock underlying its commitments, when including the Warrants, with a calculated deficit of 4,201,142 shares as of September 30, 2023.
In addition, ASC 815 states that if an entity could be required to obtain stockholder approval to increase the entity’s authorized shares to net share or physically settle a contract, share settlement is not controlled by the entity, therefore would be liability classified.
As the Company did not have a sufficient number of authorized and unissued shares required to be delivered upon settlement of equity instruments and was required to obtain the stockholder approval to increase the authorized shares, the settlement was not considered controlled by the Company as of September 30, 2023. Consequently, the Warrants continued to be classified as a liability as of September 30, 2023 and was revalued. As noted above, the Company held a special meeting of stockholders on November 1, 2023, at which, among other things, the Share Increase Amendment was approved by the stockholders. The fair value of the Warrants as of September 30, 2023 was determined to be $4.3 million, or $0.91 per share, using the BSM option pricing model based on the following assumptions:

September 30, 2023
Market Price	$1.40
Exercise Price	$2.50
Dividend Yield	0%
Volatility	93%
Risk-free interest rate	4.60%
Expected Life of Warrants	5.0 years
The change in value was recorded as a Gain on Warrant Revaluation within Other Income (Expense), Net on the condensed consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the condensed consolidated statement of cash flows.

Note 17: Supplemental Financial Statement Information
Other Income (Expense), Net
Components of Other Income (Expense), Net, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Expense (a)	$(672)	$(740)	$(2,777)	$(1,184)
Warrant Incentive Expense (b)	–	–	(16,174)	–
Gain on Revaluation of Warrants (c)	2,797	166	8,999	434
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	(2,325)	(4,071)	1,102	(1,170)
Realized Loss on Marketable Securities Investments (e)	(1,897)	(36)	(4,154)	(160)
Loss on Foreign Exchange (f)	(637)	(1,336)	(282)	(2,596)
Interest Income (g)	95	257	563	759
Loss on Early Lease Termination (h)	(232)	–	(232)	–
Finance Lease Interest Expense (i)	(48)	(42)	(152)	(72)
Other	11	–	37	–
Other Expense, net	$(2,236)	$(5,062)	$(10,293)	$(2,805)

(a)
Interest expense during the three and nine months ended September 30, 2023 primarily consisted of $0.2 million and $1.5 million of interest incurred on the margin loan, respectively, and $0.5 million and $1.3 million, respectively, of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.

(b)
The Warrant Incentive Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants and $3.5 million recorded as the incremental expense of the 2021 Warrants immediately before and after the repricing.

(c)
The gain on warrant revaluation during the three months ended September 30, 2023 is primarily related to the $2.7 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the end of the prior reporting period due to a decrease in market price. The gain on warrant revaluation during the nine months ended September 30, 2023 is primarily related to the $8.8 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the issuance date due to a decrease in market price.

(d)
As accounted for using the fair value option, the gain or loss on the YFE investment revaluation, excluding the impact of foreign currency recorded separately, is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period.

(e)
The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.

(f)	The loss on foreign currency exchange during the three and nine months ended September 30, 2023 primarily related to the EURO weakening against the USD when compared to the prior reporting period.
(g)
Interest Income during the three and nine months ended September 30, 2023 primarily consisted of interest income of $0.1 million and $0.4 million, net of premium amortization expense, recorded for the investments in marketable securities, respectively.

(h)
The loss on early termination of lease is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.1 million and the write-down of assets and liabilities resulting in net, $0.1 million of loss.

(i)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line.
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
The following unaudited supplemental pro forma information summarizes the Company’s results of operations as if the Company completed the Wow and Ameba acquisitions at the beginning of the annual period 2022, when acquired (in thousands, except for share and per share data):
Supplemental pro forma information is as follows:

Nine Months Ended
September 30, 2022
Total Revenues	$61,346

Net Loss Attributable to Kartoon Studios, Inc.	$(28,144)

Net Loss per Share (Basic and Diluted)	$(0.89)

Weighted Average Shares Outstanding (Basic and Diluted)	31,613,164
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
As part of the Ameba purchase price allocation, a $0.7 million deferred tax liability was previously recorded. Due to the impairment write-off of the related intangible assets, the deferred income tax liability was reversed and recorded as an income tax benefit during the nine months ended September 30, 2023.
The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2023 and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Massachusetts, New York and New Jersey. The Company is currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities since inception of the Company.
The Company is subject to U.S. income taxes on a stand-alone basis. The Company, Beacon Media and Wow file separate stand-alone tax returns in each jurisdiction in which they operate. Beacon Communications, Wow and Ameba are corporations operating in Canada and are subject to Canadian income taxes on their stand-alone taxable income.

Note 19: Commitments and Contingencies
The following is a schedule of future minimum contractual obligations as of September 30, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Operating Leases	$387	$1,594	$1,641	$1,646	$1,416	$4,462	$11,146
Finance Leases	424	1,150	670	282	–	–	2,526
Employment Contracts	2,248	1,414	427	–	–	–	4,089
Consulting Contracts	469	588	–	–	–	–	1,057
Debt	6,898	17,477	–	–	–	–	24,375
	$10,426	$22,223	$2,738	$1,928	$1,416	$4,462	$43,193
Leases
On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $0.4 million annually, subject to annual escalations of 3.5%.
On February 1, 2021, as part of the acquisition of Beacon Communications, the Company assumed an operating lease that was entered into on May 19, 2019 for 6,845 square feet of general office space located at 245 Fairview Mall Drive, Suites 202 and 301, Toronto, Ontario M2J 4T1 pursuant to an 84-month lease which commenced on October 1, 2019. The Company pays rent of $95,830 annually, subject to annual escalations of 5% to 7%.
On March 2, 2021, the Company entered into an operating lease for 4,765 square feet of general office space located at 1050 Wall Street West, Suite 665, Lyndhurst, NJ 07071 pursuant to an 89-month lease which commenced on October 1, 2021. The Company paid rent of $115,154 annually, subject to annual escalations of 2.5%. Effective August 1, 2023, the Company terminated the lease.
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
Also, as part of the Wow acquisition, the Company assumed various equipment finance leases, the majority of which are under equipment lease financing arrangements with certain banking institutions. As the rates were implicit in the leases, the Company determined that the carrying value of the leases as of the acquisition date equaled the fair value. With the implicit rates in the leases ranging from 3.7% to 14.5%, remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362, the finance lease obligations were determined to be $3.5 million as of the Wow acquisition date and recorded as current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheet upon consolidation.
The present value discount of the minimum operating lease payments above was $3.4 million as of September 30, 2023.
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

Note 20: Related Party Transactions
Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the nine months ended September 30, 2023 and September 30, 2022, Mr. Heyward earned and was paid $0.3 million and $0.6 million in executive producer fees, respectively. Mr. Heyward also earned his $55,000 quarterly bonus during each of the quarters in 2023 and 2022, $55,000 of which is recorded as Due to Related Party on the Company’s condensed consolidated balance sheet as of September 30, 2023.
On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the nine months ended September 30, 2023 and September 30, 2022, Mr. Heyward has not earned royalties from musical compositions.
On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter for services rendered to Wow, prorated for the first quarter. During the nine months ended September 30, 2023, Mr. Heyward earned and was paid $0.2 million in creative producer fees.
Pursuant to his employment agreement dated April 7, 2022, Michael Hirsh, CEO of Wow and its Frederator and Mainframe subsidiaries, is entitled to an executive producer fee of $12,400 per one-half hour for each episode of any audio-visual production produced by Wow and any of its subsidiaries during the term of his employment, up to 52 episodes per year. During the nine months ended September 30, 2023 and September 30, 2022, Mr. Hirsh has not earned executive producer fees under the employment agreement.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the nine months ended September 30, 2023 and September 30, 2022, Mr. Heyward has not earned royalties from this agreement.
On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW in the amount of $1,250,000 included within Note Receivable from Related Party as of December 31, 2022, which was fully repaid by POW in April 2023. In addition, pursuant to its joint venture with POW and formation of the entity Stan Lee Universe, LLC, the Company included within Note Receivable from Related Party the amount owed to the Company related to the 50% non-controlling interest held by POW as of September 30, 2023.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. As of September 30, 2023 $1.4 million is included within Note Receivable from Related Party on the Company’s condensed consolidated balance sheet.
On December 1, 2021, the Company entered into an Independent Contractor Agreement for a term of two years with F&M Film and Medien Beteiligungs GmbH (“F&M”), a company controlled by Dr. Stefan Piëch. Pursuant to the agreement, F&M would receive $150,000 annually, paid on a semi-monthly basis. In addition, F&M was granted 30,000 RSUs which became fully vested in June 2023.
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly payment is $595 and recorded to Other Income in the Company's condensed consolidated statement of operations.
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
The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total Revenues:
Content Production & Distribution	$9,075	$18,481	$32,456	$39,978
Media Advisory & Advertising Services	997	1,198	2,820	3,266
Total Revenue	$10,072	$19,679	$35,276	$43,244

Net Loss:
Content Production & Distribution	$(14,947)	$(10,831)	$(53,852)	$(27,735)
Media Advisory & Advertising Services	(529)	(387)	(1,616)	(1,353)
Total Net Loss	$(15,476)	$(11,218)	$(55,468)	$(29,088)
Geographic Information
The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total Revenues:
United States	$5,536	$14,451	$21,537	$31,267
Canada	2,093	4,690	7,496	10,464
United Kingdom	2,381	538	5,972	1,513
Other	62	—	271	—
Total Revenue	$10,072	$19,679	$35,276	$43,244
Note 22: Subsequent Events
During October 2023, the Company sold marketable securities and received proceeds of $4.2 million and incurred a realized loss of $0.3 million. The proceeds were used to pay down the margin loan. As of the filing date, the Company has paid off the margin loan balance.
The Company held a special meeting of stockholders on November 1, 2023, at which, among other things, a proposal to amend the Company’s Articles of Incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock of the Company from 50,000,000 shares to 200,000,000 shares (the “Share Increase Amendment”) was approved by the stockholders. As the Company now has a sufficient number of authorized and unissued shares required to be delivered upon settlement of all outstanding equity instruments, the Exchange Warrants will be reclassified from a liability to stockholders’ equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the nine months ended September 30, 2023 and 2022. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 13, 2023, and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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
Our Business
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.; “we,” “us,” “our,” or the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, we distribute our content primarily on streaming platforms and television and licenses properties for a broad range of consumer products based on our characters. We are a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. ("Wow") titles, our programs, along with licensed programs, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, our free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba. These streaming services are available on Apple TV, Apple iOS, Android TV, Android mobile, Amazon Prime, Amazon Fire, Tubi, Roku, Comcast, Cox, Dish/Sling, Xumo, Pluto, Samsung Smart TVs, LG Smart TVs, as well as YouTube and YouTube Kids, among other platforms. Our in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
We also license our programs to other services worldwide, in addition to the operation of our own channels, including but not limited to Netflix, HBO Max, Paramount+, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.
Through our investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), we have gained access to one of the largest animation catalogues in

Europe with over 50 titles consisting of over 1,600 episodes, and a global distribution network which currently covers over 60 territories worldwide.
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
We also own Beacon Media Group, LLC (“Beacon Media”) and Beacon Communications, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American marketing and media agency and its first-class media research, planning and buying division. Beacon represents over 30 major toy companies, including Playmobile, Bandai Toys, Bazooka and Moose Toys.
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
We are committed to advancing and strengthening our approach to environmental, social and governance (“ESG”) topics to help serve our partners, audiences, employees and stockholders — and to enhance our success as a business.
We are committed to responsible, ethical and inclusionary business practices as outlined below:
Human Capital Management
As of September 30, 2023, we employed 368 full-time employees and 44 independent contractors.
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
•We maintain a Chief Diversity Officer who is responsible for helping us meet our hiring goals and reviewing the content we create.
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
Recent Developments
On February 6, 2023, our board of directors approved a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on February 10, 2023 at 5:00 p.m. Eastern time. At the effective time, every 10 issued and outstanding shares of our common stock were converted into one share of common stock. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole post-split share and no stockholders received cash in lieu of fractional shares. The par value of each share of common stock remained unchanged. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse stock split also applied to common stock issuable upon the exercise of the Company's outstanding warrants and stock options. The reverse stock split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect a 1-for-10 reverse stock split.
Exercise of 2021 Warrants and Issuance of New Warrants
On June 26, 2023, we entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain existing institutional and accredited investors pursuant to which such investors agreed to exercise for cash certain warrants issued by us in January 2021 (the “2021 Warrants”) to purchase 2,311,550 shares of common stock (the “Exercise”). To induce the Exercise by holders of the 2021 Warrants, we also amended the exercise price of the 2021 Warrants from $23.70 per share (as adjusted pursuant to a 1-for-10 reverse stock split of our outstanding shares of common stock effected on February 10, 2023) to $2.50 per share pursuant to the terms of the 2021 Warrants. In consideration for the Exercise, the exercising holders received warrants to purchase up to 4,623,100 shares of common stock, and The Special Equities Group, LLC, a division of Dawson James Securities, Inc. (“SEG”) which acted as the warrant solicitation agent for the Exercise, received a warrant to purchase up to 161,809 shares of common stock (collectively, the “Warrants”). The Warrants are exercisable at any time beginning on November 1, 2023 (i.e., the date stockholder approval was received as described therein) (the “Initial Exercise Date”) and ends on the fifth anniversary of the Initial Exercise Date at a price per share of $2.50. Pursuant to the Letter Agreements, we filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the Warrants on July 26, 2023, which registration is currently pending with the Securities Exchange Commission (“SEC”).

The fair value for the newly issued liability-classified Exchange Warrants of $12.7 million and the increase in fair value of $3.5 million for the repriced 2021 Warrants prior to exercise of the equity instruments was recorded as a loss to Warrant Incentive Expense within Other Income (Expense), Net on the condensed consolidated statement of operations.
Declaration of Series C Preferred Stock Dividend; Redemption of Series C Preferred Stock
On September 21, 2023, our board of directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), for each outstanding share of our common stock, par value $0.001 per share to stockholders of record on October 2, 2023 (the “Record Date”). Each share of Series C Preferred Stock would entitle the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series C Preferred Stock would have a ratable number of votes). Thus, each one-thousandth of a share of Series C Preferred Stock would entitle the holder thereof to 1,000 votes. The outstanding shares of Series C Preferred Stock would vote together with the outstanding shares of common stock as a single class exclusively with respect to the approval of the proposal (the “Share Increase Proposal”) to amend our Articles of Incorporation to increase the authorized shares of common stock from 40,000,000 shares to 190,000,000 shares with a corresponding increase in the total number of authorized shares of capital stock from 50,000,000 shares to 200,000,000 shares (the “Share Increase Amendment”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Share Increase Amendment (the “Adjournment Proposal” and together with the Share Increase Proposal, the “Proposals”). The Series C Preferred Stock would not be entitled to vote on any other matter, except to the extent required under Chapter 78 of the Nevada Revised Statues. We held a special meeting of stockholders on November 1, 2023 (the “Special Meeting”), at which both Proposals were approved by the stockholders.
All shares of Series C Preferred Stock that had not been duly voted by proxy prior to the opening of the Special Meeting were automatically redeemed in whole, but not in part, by us as of immediately prior to the opening of such meeting. Any outstanding shares of Series C Preferred Stock that had not been redeemed prior to the opening of the Special Meeting were redeemed in whole, but not in part, automatically upon the approval of the Share Increase Proposal by the stockholders. Each share of Series C Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series C Preferred Stock that had been held as of immediately prior to the applicable redemption. However, the redemption consideration in respect of the shares of Series C Preferred Stock (or fractions thereof) would only be payable to such owners on the number of shares owned and redeemed pursuant to the redemptions rounded down to the nearest whole number that is a multiple of ten (such, that for example, an owner of 25 shares of Series C Preferred Stock redeemed pursuant to any redemption would be entitled to receive cash payment only on redemption of 20 shares of Series C Preferred Stock).

Results of Operations
Our summary results for the three months ended September 30, 2023 and 2022 are below:
Revenue

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in thousands, except percentages)
Production Services	$6,360	$9,095	$(2,735)	(30)%
Content Distribution	2,592	9,106	(6,514)	(72)%
Licensing & Royalties	123	280	(157)	(56)%
Media Advisory & Advertising Services	997	1,198	(201)	(17)%
Total Revenue	$10,072	$19,679	$(9,607)	(49)%
Production Services revenue is generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed.
Revenue for the three months ended September 30, 2023 decreased by 30% as compared to the three months ended September 30, 2022 primarily due to a decrease in the percentage of projects completed during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Four out of nine productions were fully delivered in the prior year period, with two new projects commencing during the three months ended September 30, 2023.
Content Distribution revenue is generated from the distribution of our properties for broadcast on television, video-on-demand (“VOD”) or subscription video-on-demand (“SVOD”) in domestic and international markets. Content Distribution also includes our advertising sales generated on our digital network, the Kartoon Channel! in the form of either flat rate promotions or advertising impressions served, SVOD revenues generated by Ameba and revenue generated by Frederator on its multi-channel network.
Fluctuations in Content Distribution revenue are based on the achievement of revenue recognition criteria such as the start of a license period and the delivery of the content or advertisement to the customer. Revenue related to our AVOD and SVOD, including advertising sales for the three months ended September 30, 2023, decreased by 72% as compared to the three months ended September 30, 2022 primarily due to Wow’s delivery of an IP project during the three months ended September 30, 2022 generating $3.4 million in content revenue as compared to $0.1 million in revenue related to distribution during the three months ended September 30, 2023. In addition, Frederator content revenue decreased during the three months ended September 30, 2023 by $2.6 million as compared to the same prior year period primarily due to lower revenue generated from its multi-channel network on YouTube revenue as a result of less viewership and a decline in revenue per 1,000 (mille) impressions (“RPM”) advertising rates.
Licensing & Royalties revenues are generated by the items in which we license the rights to our copyrights and trademarks of our brands and those of the brands for which we act as a licensing agent. Revenue related to our licensing and royalties for the three months ended September 30, 2023 decreased by 56% as compared to the three months ended September 30, 2022 primarily due to our license deals related to our Stan Lee Assets generating increased revenue during the prior year period.
Media Advisory & Advertising Services revenue is a combination of client retainer fee-based services and media commissions generated by Beacon. Revenue for the three months ended September 30, 2023 decreased by 17% as compared to the three months ended September 30, 2022 primarily due to an increase of commissions during the three months ended September 30, 2023.

Expenses

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$522	$880	$(358)	(41)%
Direct Operating Costs	13,475	13,875	(400)	(3)%
General and Administrative	8,679	10,363	(1,684)	(16)%
Total Expenses	$22,676	$25,118	$(2,442)	(10)%
Marketing and Sales expenses consist primarily of advertising expenses and certain payments made to our marketing partners. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities. The decrease in marketing and sales expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to reduced marketing and advertising expenses incurred to promote Kartoon Channel!.
Direct Operating Costs consist primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs.
The decrease was primarily due to a reduction in Wow’s headcount, resulting in a $4.8 million decrease in costs and a decrease of $2.6 million reduction in Frederator’s costs as in line with the decrease in revenue. The decrease is offset by offset by write-downs of $6.2 million in film and television costs recorded during the three months ended September 30, 2023. The write-downs were as a result of inactive projects, projects not advancing to the production stage due to a lack of interest from potential partners and an overall economic downturn affecting customers in the entertainment industry. There were no write-downs recorded during the nine months ended September 30, 2022.
General and Administrative expenses primarily consist of payroll and related expenses, share-based compensation related to our equity compensation plan, rent, depreciation of our property and equipment and amortization of our intangible assets, as well as professional fees and other general corporate expenses. The $1.7 million decrease in general and administrative expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a $0.7 million decrease in stock based compensation expense as less shares vested during the current period, a $0.6 million reduction in professional services costs, primarily legal fees and a $0.2 million decrease in amortization expense of intangibles due to previously amortizable assets written off during the current period.
Our summary results for the nine months ended September 30, 2023 and 2022 are below:
Revenue

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in thousands, except percentages)
Production Services	$23,279	$19,113	$4,166	22%
Content Distribution	8,905	18,049	(9,144)	(51)%
Licensing & Royalties	272	2,816	(2,544)	(90)%
Media Advisory & Advertising Services	2,820	3,266	(446)	(14)%
Total Revenue	$35,276	$43,244	$(7,968)	(18)%
Production Services revenue was generated specifically by Wow providing animation production services. Revenue for the nine months ended September 30, 2023 increased primarily due to recognition of nine full months of revenue during the current period as compared to six months of recognition during the nine months ended September 30, 2022 after the acquisition of Wow in the second quarter of 2022. Adding in Wow’s first quarter revenue of 2022 to the nine months ended

September 30, 2022 results for comparison purposes, revenue generated by production services decreased by $5.7 million during the nine months ended September 30, 2023. The decrease was primarily due to a decrease in the percentage of projects completed during the current period as compared to the same prior year period.
Revenue related to content distribution on AVOD and SVOD, including advertising sales for the nine months ended September 30, 2023, decreased by 51% as compared to the nine months ended September 30, 2022 primarily due to a decrease in Wow’s IP production revenue of $6.2 million as there were no IP projects delivered during the current period as compared to the prior year period and a $2.2 million decrease in Frederator’s multi-channel network on YouTube revenue as a result of less viewership and a decline in RPM advertising rates.
Revenue related to our licensing and royalties for the nine months ended September 30, 2023 decreased by 90% as compared to the nine months ended September 30, 2022 primarily due to our license deals related to our Stan Lee Assets generating increased revenue of $2.5 million during the prior year period.
Revenue for the nine months ended September 30, 2023 decreased by 14% as compared to the nine months ended September 30, 2022 primarily due to lower commissions during the nine months ended September 30, 2023, resulting in a decrease of $0.5 million.
Expenses

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$2,457	$2,012	$445	22%
Direct Operating Costs	34,301	28,865	5,436	19%
General and Administrative	26,274	36,327	(10,053)	(28)%
Impairment of Property and Equipment	120	–	120	100%
Impairment of Intangible Assets	4,023	–	4,023	100%
Impairment of Goodwill	11,287	–	11,287	100%
Total Expenses	$78,462	$67,204	$11,258	17%
The increase in marketing and sales expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to recognition of marketing expenses related to Shaq’s Garage of $1.2 million, offset by a decrease in marketing and sales expenses during the nine months ended September 30, 2023.
Direct Operating Costs during the nine months ended September 30, 2023 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. The increase was primarily due to the recognition of nine full months of costs incurred by Wow and Fred versus six months of costs incurred during the nine months ended September 30, 2022 after the acquisition in the second quarter of 2022. In addition, we recorded write-downs of $6.2 million in film and television costs during the nine months ended September 30, 2023 due to an overall economic downturn affecting customers in the entertainment industry. There were no write-downs recorded during the nine months ended September 30, 2022.
The $10.1 million decrease in general and administrative expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a decrease of $7.8 million in stock-based compensation expense and acquisition related costs of $4.5 million incurred during the nine months ended September 30, 2022. The decrease is offset by the recognition of nine full months of costs incurred by Wow and Fred versus six months of costs incurred during the nine months ended September 30, 2022 after the acquisition in the second quarter of 2022.
During the nine months ended September 30, 2023, we reassessed our long-lived assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill allocated to the Content Production and Distribution reportable segment for impairment. As a result, we recorded an impairment charge to our property and equipment of $0.1 million, our definite-lived intangible assets of $2.8 million, our indefinite-lived intangible assets of $1.3 million and our goodwill recorded within the Content Production and Distribution reporting unit of $11.3 million in our condensed consolidated statement of operations.

Other Income (Expense), Net
Components of Other Income (Expense), net are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Expense (a)	$(672)	$(740)	$(2,777)	$(1,184)
Warrant Incentive Expense (b)	–	–	(16,174)	–
Gain on Revaluation of Warrants (c)	2,797	166	8,999	434
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	(2,325)	(4,071)	1,102	(1,170)
Realized Loss on Marketable Securities Investments (e)	(1,897)	(36)	(4,154)	(160)
Loss on Foreign Exchange (f)	(637)	(1,336)	(282)	(2,596)
Interest Income (g)	95	257	563	759
Loss on Early Lease Termination (h)	(232)	–	(152)	–
Finance Lease Interest Expense (i)	(48)	(42)	(232)	(72)
Other	11	–	37	–
Other Expense, net	$(2,236)	$(5,062)	$(10,293)	$(2,805)

(a)	Interest expense during the three and nine months ended September 30, 2023 primarily consisted of $0.2 million and $1.5 million of interest incurred on the margin loan, respectively, and $0.5 million and $1.3 million, respectively, of interest incurred on production facilities loans and bank indebtedness assumed as part of the Wow Acquisition.
(b)	The Warrant Incentive Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants and $3.5 million recorded as the incremental expense of the 2021 Warrants immediately before and after the repricing.
(c)	The gain on warrant revaluation during the three months ended September 30, 2023 is primarily related to the $2.7 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the end of the prior reporting period due to a decrease in market price. The gain on warrant revaluation during the nine months ended September 30, 2023 is primarily related to the $8.8 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the issuance date due to a decrease in market price.
(d)	As accounted for using the fair value option, the gain or loss on the YFE investment revaluation, excluding the impact of foreign currency recorded separately, is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period.
(e)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(f)	The loss on foreign currency exchange during the three and nine months ended September 30, 2023 primarily related to the EURO weakening against the USD when compared to the prior reporting period.
(g)	Interest Income during the three and nine months ended September 30, 2023 primarily consisted of interest income of $0.1 million and $0.4 million, net of premium amortization expense, recorded for the investments in marketable securities, respectively.
(h)	The loss on early termination of lease is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.1 million and the write-down of assets and liabilities resulting in net, $0.1 million of loss.
(i)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line.

Liquidity and Capital Resources
As of September 30, 2023, we had cash of $3.9 million, which decreased by $3.5 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $52.8 million, primarily due to repayment of the margin loan, net proceeds, offset by the cash received from the warrant exchange and $20.2 million used in operating activities. The cash used was offset by cash provided by sales and maturities of marketable securities of $67.6 million.
As of September 30, 2023, we held available-for-sale marketable securities with a fair value of $16.2 million, which decreased by $67.6 million as compared to December 31, 2022 due to sales and maturities during the nine months ended September 30, 2023. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
We borrowed an additional $17.6 million from our investment margin account during the nine months ended September 30, 2023 and repaid $76.2 million primarily with cash received from sales and maturities of marketable securities. During the nine months ended September 30, 2023, the borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 1.13% and 1.66% on average margin loan balances of $34.0 million and $27.1 million as of September 30, 2023 and December 31, 2022, respectively. We incurred interest expense on the loan of $0.2 million and $0.4 million during the three months ended September 30, 2023 and September 30, 2022, respectively and $1.5 million and $0.6 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, our margin loan balance was $2.2 million and $60.8 million, respectively.
We are subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $3.8 million USD ($5.2 million CAD). We were in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of as of September 30, 2023. We have continued to make our regular principal and interest payments on a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at any time by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants.
Working Capital
As of September 30, 2023, we had current assets of $61.4 million, including cash of $3.9 million and marketable securities of $16.2 million, and our current liabilities were $49.6 million. We had working capital of $11.8 million as of September 30, 2023 as compared to working capital of $28.6 million as of December 31, 2022. The decrease of $16.8 million was primarily due to a decrease in our cash and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of Wow and Ameba and additional short-term borrowings from our margin loan account.
During the nine months ended September 30, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022
Our total cash as of September 30, 2023 and September 30, 2022 was $3.9 million and $7.1 million, respectively.

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
	(in thousands)
Net Cash Used in Operating Activities	$(20,168)	$(24,027)	$3,859
Net Cash Provided by (Used in) Investing Activities	69,418	(37,362)	106,780
Net Cash Provided by (Used in) Financing Activities	(52,829)	58,609	(111,438)
Effect of Exchange Rate Changes on Cash	34	(187)	221
Decrease in Cash	$(3,545)	$(2,967)	$(578)
Net Noncash Expenses
Items necessary to reconcile from net loss to cash used in operating activities included net noncash expenses of $41.3 million for the nine months ended September 30, 2023 as compared to net noncash expenses of $22.9 million for the nine months ended September 30, 2022. The majority of the increase of $18.4 million was primarily due to the recognition of $16.2 million as the fair value of Exchange Warrants classified as liabilities issued in June 2023 and the incremental expense of the modified 2021 Warrants exchanged and impairment expenses of our long-lived assets, intangible assets and goodwill of $15.4 million recorded during the nine months ended September 30, 2023. In addition, the realized loss on marketable securities increased by $4.0 million due to the increased sales of our marketable securities prior to their maturity date. The increase is offset by a gain of $8.6 million from the revaluation of liability classified warrants, primarily the new Exchange Warrants and a decrease in our stock-based compensation of $7.8 million due to the absence of incurring a modification expense in the current year for the CEO’s restricted stock that occurred in the prior year.
Change in Operating Activities
The change in cash provided by operating asset activity of $9.1 million as of September 30, 2023 compared to September 30, 2022 was primarily due to the decrease in the change in tax credit receivables, net by the Wow entity of $4.2 million as productions decreased and a decrease in the change in film and television costs of $6.6 million due to write-downs of $6.2 million recognized during the three months ended September 30, 2023.
The decrease in cash used in operating liability activities of $3.9 million as of September 30, 2023 compared to September 30, 2022 was primarily due to the change in accrued production costs of $2.5 million, due to less production in the current period and accounts payable of $2.0 million due to timing of payments.
Change in Investing Activities
Cash investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased from cash used in investing of $37.4 million to cash provided by investing of $69.4 million, primarily due to an increase in proceeds from the sales and maturities of marketable securities of $52.8 million during the nine months ended September 30, 2023 and the decrease in cash used of $50.7 million for investments and acquisitions in the prior year that did not occur in the current period.
Change in Financing Activities
Cash financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased from cash provided by financing of $58.6 million to cash used in financing of $52.8 million, primarily due to paying down the margin loan during the nine months ended September 30, 2023 compared to additional borrowings during the nine months ended September 30, 2022, resulting in a net $115.1 million decrease in cash provided by financing activities.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $38.7 million as of September 30, 2023, of which about $10.4 million could be owed within one year if the margin loan and interim production facilities are called.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.
As of September 30, 2023, we had $2.5 million in commitments for capital expenditures, related to equipment leases.
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
Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 13, 2023 (the “2022 Annual Report”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2022 Annual Report describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of September 30, 2023, our internal controls over financial reporting were not effective based on those criteria.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended September 30, 2023, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. This included the continuation of internal policies and procedures development and documentation on internal controls over financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
As of September 30, 2023, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.
As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its former Chief Financial Officer Robert Denton were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by issuing allegedly false or misleading statements about the Company, initially over an alleged class period running from March into early July 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in the Company’s common stock during the alleged class period. Defendants moved to dismiss lead plaintiffs’ amended complaint; and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.
On September 27, 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. After full briefing of the appeal, a panel of the Court of Appeals held oral argument on the appeal on November 6, 2023 and took the matter under submission. The Company cannot predict the outcome of the appeal or the timing of a decision on the appeal.
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
The Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 VM. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors in the action requested and received court permission to file motions to dismiss the action, and motions were filed July 25, 2022, and plaintiff has opposed the motions. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants again moved to dismiss and briefing on that motion closed November 2, 2023. On November 9, 2023, Judge Subramanian (to whom the case was reassigned in August

2023) issued an order that, at the first pretrial conference, scheduled to be held on November 16, 2023, the parties are to be in a position to address the motion to dismiss. The Company cannot predict whether the court will decide the motion at that time, take the matter under submission, order additional briefing or argument, or take any other particular action, and we cannot predict the timing of any action. Aside from the motions directed to the pleading, there has been no discovery or other proceedings in the case.
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
3.1
Certificate of Designation of Series C Preferred Stock of Kartoon Studios, Inc., dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on September 25, 2023, File No. 001-37950)

3.2	First Amendment to the Bylaws of Kartoon Studios, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2023, File No. 001-37950)
10.1
Employment Agreement dated as of September 15, 2023, by and between Kartoon Studios, Inc. and Brian Parisi, effective as of September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2023, File No. 001-37950)

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

Kartoon Studios, Inc.

November 17, 2023	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

November 17, 2023		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)