Form 10-K
period 2023-12-31
Kartoon Studios, Inc.
filed 2024-04-09
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $1.91 per share as of the last business day of the registrant’s most recently completed second fiscal quarter was $62,975,242.
As of April 5, 2024, the registrant had 35,367,653 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders filed on April 5, 2024, or Proxy Statement, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Kartoon Studios, Inc.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:
•Our ability to generate revenue or achieve profitability
•Our ability to obtain additional financing on acceptable terms, if at all
•Fluctuations in the results of our operations from period to period
•General economic and financial conditions; the adverse effects of public health epidemics on our business, results of operations and financial condition
•Our ability to anticipate changes in popular culture, media and movies, fashion and technology
•Competitive pressure from other distributors of content and within the retail market
•Our reliance on and relationships with third-party production and animation studios
•Our ability to market and advertise our products
•Our reliance on third parties to promote our products
•Our ability to keep pace with technological advances
•Performance of our information technology and storage systems
•A disruption or breach of our internal computer systems
•Our ability to retain key personnel
•Our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets and successfully integrate the business of acquired companies
•The impact of federal, state or local regulations on us or our vendors and licensees
•Our ability to protect and defend against litigation, including intellectual property claims
•The volatility of our stock price
•The marketability of our stock
•Our broad discretion to invest or spend the proceeds of our financings in ways with which our stockholders may not agree and may have limited ability to influence
•Other risks and uncertainties, including those listed in Item 1A, “Risk Factors”
Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in Item 1A. below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”) and our electronic filings with the SEC (including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports

on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov.
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
PART I
Item 1.     Business
Overview
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.) (the “Company” or “we,” “us” or “our”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, we distribute our content primarily on streaming platforms and television, and licenses properties for a broad range of consumer products based on our characters. We are a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, our programs, along with licensed programs, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, our free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids and via KartoonChannel.com, as well as Samsung and LG smart TVs. Our in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
We also license our programs to other services worldwide, in addition to the operation of our own channels, including, but not limited to, Netflix, Paramount+, Max, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.
Through our investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), we have gained access to one of the largest animation catalogues in Europe with over 50 titles consisting of over 1,600 episodes, and a global distribution network which currently covers over 60 territories worldwide.
Through the ownership of WOW, we established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.
We have rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
We also own The Beacon Media Group, LLC (“Beacon Media”) and The Beacon Communications Group, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American marketing and media agency and its first-class media research, planning and buying division. Beacon represents over 30 kids and family clients, including Bandai Namco, Moose Toys, Bazooka Candy Brands and Playmobil.
In addition, we own the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids and has become a focal point of revenue for TOON Media Networks’ subscription offering.

On June 23, 2023, we were renamed Kartoon Studios, Inc. On June 26, 2023, we transferred our listing to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, we voluntarily delisted from the Nasdaq Capital Market (“Nasdaq”). Our common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.
Recent Developments
Exercise of 2021 Warrants and Issuance of New Warrants
On June 26, 2023, we entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain existing institutional and accredited investors pursuant to which such investors agreed to exercise for cash certain warrants issued by us in January 2021 (the “2021 Warrants”) to purchase 2,311,550 shares of common stock (the “Exercise”). To induce the Exercise by holders of the 2021 Warrants, we also amended the exercise price of the 2021 Warrants from $23.70 per share (as adjusted pursuant to a 1-for-10 reverse stock split of our outstanding shares of common stock effected on February 10, 2023) to $2.50 per share pursuant to the terms of the 2021 Warrants. In consideration for the Exercise, the exercising holders received warrants to purchase up to 4,623,100 shares of common stock, and The Special Equities Group, LLC, a division of Dawson James Securities, Inc. (“SEG”) which acted as the warrant solicitation agent for the Exercise, received a warrant to purchase up to 161,809 shares of common stock (collectively, the “Warrants”). The Warrants are exercisable at any time beginning on November 1, 2023 (i.e., the date stockholder approval was received as described therein) (the “Initial Exercise Date”) and ends on the fifth anniversary of the Initial Exercise Date at a price per share of $2.50. Pursuant to the Letter Agreements, we filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the Warrants on July 26, 2023.
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
All shares of Series C Preferred Stock that had not been duly voted by proxy prior to the opening of the Special Meeting were automatically redeemed in whole, but not in part, by the Company as of immediately prior to the opening of such meeting. Any outstanding shares of Series C Preferred Stock that had not been redeemed prior to the opening of the Special Meeting were redeemed in whole, but not in part, automatically upon the approval of the Share Increase Proposal by the stockholders. Each share of Series C Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series C Preferred Stock that had been held as of immediately prior to the applicable redemption. However, the redemption consideration in respect of the shares of Series C Preferred Stock (or fractions thereof) was only payable to such owners on the number of shares owned and redeemed pursuant to the redemptions rounded down to the nearest whole number that is a multiple of ten (such, that for example, an owner of 25 shares of Series C Preferred Stock redeemed was entitled to receive cash payment only on redemption of 20 shares of Series C Preferred Stock).
Our Products
During 2023, we produced numerous owned IP and for-hire projects including:

Animated Series
Shaq’s Garage: Shaq’s Garage production was completed on this animated IP series, starring and co-produced by NBA legend, Shaquille O’Neal, is a children’s animated series about the secret adventures of Shaquille’s extraordinary collection of cars, trucks, and other unique vehicles—the Shaq Pack. Shaq’s Garage was launched on the Kartoon Channel! during the second quarter of 2023.
Cocomelon: Cocomelon specializes in 3D animation videos of both traditional nursery rhymes and original children's songs. Mainframe produces content on a services basis for Moonbug Productions USA Inc. and had delivered 52 x 3-minutes of animated shorts by the end of 2023 and the final 12 x 3-minutes of animated shorts are scheduled to be delivered by the end of the first quarter of 2024.
Eggventurers: Eggventurers is a preschool animated series featuring a zany cast of egg characters who jump into grand engineering adventures, building spectacular chain reaction machines to help them overcome obstacles and achieve their goals. During the first and second quarter of 2023, Mainframe completed delivery of 13 x 7-minute episodes and in the second half of 2023, delivered an additional 21 minutes of new animated content for GoldieBlox.
Barbie Productions: throughout 2023, Mainframe produced and delivered several outstanding animated Barbie series, specials and shorts, including Barbie: A Touch of Magic and Barbie and Stacie to the Rescue on a services basis for its longstanding client, Mattel.
Octonauts: Above & Beyond: Octonauts is a children's television series based on the children's books written by Vicki Wong and Michael C. Murphy. The series is about a team of undersea explorers always ready to dive into action to explore new underwater worlds, rescue amazing sea creatures and protect the ocean. Production of Seasons 6 through 8 of this animated title for Silvergate Media on a services basis continued at Mainframe throughout 2023, with final deliveries completed during the fourth quarter of 2023.
Roblox Rumble: Kidaverse Roblox Rumble is an elimination-style competitive reality series featuring a diverse group of girls and boys across the United States, ages 8 to 12, who compete in 10 different Roblox games to win prizes and find out who is the ultimate gamer. Kartoon Studios commenced production of this series in 2022 and completed production in 2023. The series premiered on Kartoon Channel! during March of 2023.
Spin Master Productions: Mainframe produced on a services basis and completed delivery of several animated series, specials and shorts for Unicorn Academy, the fantasy-adventure children’s franchise that hit the Netflix Global Top 10 across three weeks. Unicorn Academy was delivered to Spin Master Entertainment, a global Canadian toy and entertainment company. Final deliveries were completed during the fourth quarter of 2023.
Licensed Content
In addition to the wholly owned or partially-owned properties listed above, we represent Llama Llama, Bee & PuppyCat and Castlevania in the licensing and consumer products sector of the market.
Consumer Products
A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly in licensing properties to a variety of manufacturers and occasionally to retailers. We currently have, across all brands, multiple licensees and hundreds of licensed products either in development, in market or scheduled to enter the market. Products bearing our trademarks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Wal-Mart, Target, Barnes & Noble, Kohl’s, Amazon.com, Hot Topic, Spirit, YOTTOY and many more. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. As licensed merchandise is sold at retail, these advances and/or minimum guarantees can earn out, at which point we could earn additional revenue.
Distribution
Content
Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy; ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast in key territories around the world but also across a multitude of digital platforms. We have strong relationships with and actively solicit placement for our content with major linear broadcasters, as well as on the digital side with Netflix, Comcast’s Xfinity platform, AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, Netflix, YouTube, Cox, Dish, Sling, Xumo, IOS, Android/Google Play, LG TV, Tubi, Pluto, Xbox and Connected TV. We replicate this model of ubiquity around the world defining content distribution strategies by market that blends the best of linear, video on demand (“VOD”) and digital distribution.
Kartoon Channel! Network
In June 2020, we launched the Kartoon Channel!, a digital family entertainment destination that delivers enduring childhood moments of humor, adventure, and discovery and is available across multiple AVOD, SVOD and linear streaming platforms, including Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android Mobile, Pluto TV, Xumo, Tubi and via KartoonChannel.com, as well as accessible via Samsung and LG smart TVs.
The Kartoon Channel! is available in over 100 million U.S. television households and on over 400 million devices, delivering numerous episodes of carefully curated family-friendly content. The channel features animated classics for little kids, including “Peppa Pig Shorts,” “Mother Goose Club,” “Barney and Friends,” “Om Nom Stories,” as well as content for bigger kids, such as “Angry Birds,” “Talking Tom and Friends” and “Yu-Gi-Oh!” and original programming like “Rainbow Rangers” and “Stan Lee’s Superhero Kindergarten,” starring Arnold Schwarzenegger. The Kartoon Channel! also offers STEM-based content and Spanish language programming.
Kartoon Channel! Network WW
We have expanded the distribution footprint of Kartoon Channel! to over 61 territories across Europe, the Middle East, Africa, Latin America and Asia by rolling out Kartoon Channel! WW. The channel includes the original Kartoon Channel! programming, as well as the animated content from YFE’s animation catalogue.
Channel Frederator Network
Channel Frederator Network, owned by Frederator, is a multi-channel network that makes up the largest animation network on YouTube. The multi-channel network has channels featuring over 2,000 exclusive creators and influencers, garnering billions of views annually.
Ameba TV
We own the Canadian company Ameba Inc. (“Ameba TV”), which distributes SVOD services for kids and has become a focal point of revenue for TOON Media Networks’ subscription offering. Ameba TV provides a streaming service that is full of active, engaging and intelligent programming. It is available across multiple platforms including Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android Mobile, Pluto TV, Xumo, Xbox and Tubi.
Ameba TV is available in the U.S. and Canada and provides numerous hours of educational programming for children. Ameba TV is comprised of 14,000+ episodes and 2,800+ hours of kids’ shows. The streaming service features educational shows, including “Gisele’s Big Backyard,” “Grammaropolis” and “ABC Monster”. There are hundreds of kids’ music videos, including “Alex and the Kaleidoscope Band” and “Zinghoppers,” and a catalog of classic content, such as “Babar” and “Franklin and Friends.”
Marketing
Our marketing mission is to generate awareness and consumer interest in the brands of Kartoon Studios via a 360-degree approach to reach audiences through all touchpoints. Successful marketing campaigns for our brands have not only included traditional marketing tactics but now also include utilizing social media influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers), strategic social media marketing, and cross-promotional consumer product campaigns. We also deploy digital and print advertising to support the brands, as well as work with external media relations professionals to promote our efforts to both consumer and industry. We consistently initiate strategic partnerships with brands that align and offer value to us. Our Kartoon Channel! platform, which has potential reach into over 100 million U.S. television households, nearly 100% of the U.S. market penetration, provides additional reach to promote our content and consumer products.

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
Customers and Licensees
As of December 31, 2023, we have partnered with over 40 consumer products licensees. As of the same date, we licensed our content to over 60 broadcasters in more than 90 countries worldwide, as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, Hot Topic and others both domestically and internationally.
At December 31, 2023, we had four customers whose total revenue accounted for 74.4% of our total revenue.
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
We also maintain websites which include our corporate website located at www.kartoonstudios.com and many brand websites. These websites are subject to laws and regulations directly applicable to internet communications and commerce, which is a currently developing area of the law. The United States has enacted internet laws related to children’s privacy, copyrights and taxation. However, laws governing the internet remain largely unsettled. The growth of the market for internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the internet. We cannot predict with certainty what impact such laws will have on our business in the future. In order to comply with new or existing laws regulating internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.
Because our products are manufactured by third parties and licensees, we are not significantly impacted by federal, state and local environmental laws and do not have significant costs associated with compliance with such laws and regulations.
Intellectual Property
As of December 31, 2023, we own the following properties and related trademarks such as: “Rainbow Rangers,” “SpacePop,” “Secret Millionaires Club,”“Thomas Edison’s Secret Lab,” “Baby Genius,” “Kid Genius,” “Wee Worship,”

“Kaflooey,” “Bravest Warriors,” “Bee & Puppycat” and “Castlevania,” as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have the United States trademark and various international trademarks applications pending for Kartoon Channel!, Kartoon Channel! Jr., KC! Pop Quiz, Little Genius and Little Genius Jukebox.
Through our controlling interest in Stan Lee Universe, we control the rights to the name, image, the likeness, the signature, and the consumer product licensing to the iconic Stan Lee.
As of December 31, 2023, we hold 22 registered trademarks in multiple classes in the United States associated with the Kartoon Studios brand. We also have a number of registered and pending trademarks in Europe, Australia, China, Japan and Mexico and other countries in which our products are sold. We also jointly hold 92 registered trademarks in multiple classes in multiple countries associated with our ownership interest in Stan Lee Universe, in addition to 6 pending trademarks.
As of December 31, 2023, we also hold rights in over 200 motion pictures, over 600 different shows across our partnerships with over 150 different licensors. In addition, we hold 270 sound recordings and two literary work copyrights related to our video, music and written work products.
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
We are committed to responsible, ethical and inclusionary business practices as outlined below:
Human Capital Management
As of December 31, 2023, we employed 242 full-time employees and 40 independent contractors.
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
Website Access to Our SEC Filings and Corporate Governance Documents
On the Investors page on our website www.kartoonstudios.com we post links to our filings with the SEC, our Corporate Code of Conduct and Whistleblower Policy, which applies to our Board of Directors, executives and all of our employees, our Company Bylaws, our Insider Trading Policy and the charters of the committees of our Board of Directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents by writing to us at: Kartoon Studios, Inc., at 190 N. Canon Drive, 4th Floor, Beverly Hills, California 90210, Attn: Corporate Secretary or by using the “Contact” page of our website www.kartoonstudios.com/contact-us. All of these documents and filings are available free of charge. Generally, stockholders who have questions or concerns should contact our Investor Relations department at 212-564-4700.
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
Risks Related to Tax Rules and Regulations
•Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
•Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.
Risks Relating to our Common Stock

•Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.
•Our failure to meet the continued listing requirements of New York Stock Exchange American (“NYSE American”) could result in a delisting of our common stock.
•If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.
•We have identified material weaknesses in our internal control over financial reporting which may, if not effectively remediated, result in additional material misstatements in our financial statements.
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
We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2023, we generated net revenues of $44.1 million and incurred a net loss of $77.1 million, while for the previous year, we generated net revenue of $62.3 million and incurred a net loss of $45.6 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.
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
The value of our investments is exposed to capital market risks, and our consolidated results of operations, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur a credit loss. Any such loss may have a material adverse effect on our results of operations and business.
For the year ended December 31, 2023, we incurred net realized and unrealized investment gains and losses, as described in Item 8, “Financial Statements and Supplementary Data” included herein.
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

Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Military conflicts and wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, instability in Venezuela, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
Regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, could result in disruption or non-availability of our service or particular content or increased operating costs in the applicable jurisdiction and foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights.
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
We have sought a competitive advantage by providing “content with a purpose” which are both entertaining and enriching for children and offer differentiated value that parents seek in making purchasing decisions for their children. While we do not believe that this value proposition is specifically offered by our competitors, our competitors have greater financial resources and more developed marketing channels than we do which could impact our ability, through our licensees, to secure shelf space thereby decreasing our revenues or affecting our profitability and results of operations. In addition, new technological developments, including the development and use of generative artificial intelligence (“AI”), are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted.
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
The entertainment industry in general, and the music and motion picture industries in particular, continue to undergo significant changes, primarily due to technological developments, such as AI. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming. As it is also impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, if we are not able to keep pace with these technological advances, our revenues, profitability and results from operations may be materially adversely affected.
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
In the ordinary course of business, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We and many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Further, access to, disclosure of, loss of and misuse of personal or proprietary information could result in legal claims or proceedings.
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
We have expanded into international operations, including the acquisitions of Wow and Ameba, our launch of Kartoon Channel! WW and our investment in YFE. As part of our growth strategy, we will continue to evaluate potential opportunities for further international expansion. Operating in international markets requires significant resources and management attention, and subjects us to legal, regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and further international expansion efforts may not be successful.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
•Fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk
•Currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars
•Restrictions on the transfer of funds
•Difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure, employee attrition and legal compliance costs associated with numerous international locations
•Our ability to effectively price our products in competitive international markets
•New and different sources of competition
•The need to adapt and localize our products for specific countries
•Challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions
•International trade policies, tariffs and other non-tariff barriers, such as quotas
•The continued threat of terrorism and the impact of military and other action

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
Further, each entity conducts a growing portion of their businesses in currencies other than such entity's own functional currency. Therefore, in addition to the foreign currency translation risk, we face exposure to adverse movements in currency exchange rates with each transaction made outside of the entities' functional currency, including our investment in YFE. If the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). However, if the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). As exchange rates vary, sales and other operating results, when remeasured, may differ materially from expectations. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.
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
RISKS RELATING TO OUR INDEBTEDNESS
We have incurred indebtedness that could adversely affect our operations and financial condition.
As of December 31, 2023, we and our subsidiaries have production loan facility obligations of approximately $15.3 million and advances outstanding of $2.9 million under our senior secured revolving credit facility. We also had an outstanding margin loan of $0.8 million secured by our marketable investment securities as of December 31, 2023. The facilities are guaranteed by us and the security reflects substantially all of our tangible and intangible assets including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. The facilities and the margin loan are generally repayable on demand and are subject to customary default provisions, representations and warranties and other terms and conditions.

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
RISKS RELATED TO TAX RULES AND REGULATIONS
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
Our common stock currently trades on NYSE American. There is limited public float, and trading volume historically has been low and sporadic. As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value. The price at which our common stock trades may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.
Our failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of NYSE American, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, the NYSE may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum bid price requirement, or prevent future non-compliance with NYSE’s listing requirements.
If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Bulletin Board does not meet such requirements and if the price of our common stock is less than $5.00 and our common stock is no longer listed on a national securities exchange such as the NYSE, our stock may be deemed a penny stock. The penny stock rules require a broker-dealer, at least two business days prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver to the customer a standardized risk disclosure document containing specified information and to obtain from the customer a signed and date acknowledgment of receipt of that document. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have identified material weaknesses in our internal control over financial reporting which may, if not effectively remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. The related control deficiencies resulted in material misstatements in our previously issued audited consolidated financial statements in the annual report for the year ended December 31, 2022, including the unaudited interim periods ended June 30, 2022 and September 30, 2022 and the unaudited interim periods ended March 31, 2023, June 30, 2023 and September 30, 2023.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.
We cannot assure you that any measures we may take in the near future will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. In addition, we may suffer adverse regulatory or other consequences, as well as negative market reaction, as a result of any material weaknesses, and we will incur additional costs as we seek to remediate these material weaknesses.
If not remediated, these material weaknesses could result in additional material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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

As of April 5, 2024, approximately 33,147,900 shares of common stock of the 35,367,653 shares of common stock issued are outstanding and freely trading. As of December 31, 2023, there were 6,852,952 warrants outstanding. Lastly, as of December 31, 2023, there are 1,183,908 shares of common stock underlying outstanding options granted, 1,020,067 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 87,045 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.     Cybersecurity

Our cybersecurity measure is primarily focused on ensuring the security and protection of computer systems and networks. We utilize a third-party service provider, as well as internal resources, to monitor and, as appropriate, respond to cybersecurity risks. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We also periodically scan our environment for any vulnerabilities and perform penetration testing. In addition, to promote security awareness, we provide cybersecurity risk training to all employees at least annually.
Oversight responsibility for information security matters is shared by the Board, Chief Financial Officer (“CFO”), VP of Internal Audit and our internal information technology (“IT”) resources. Our CFO and VP of Internal Audit oversee our cybersecurity risk management, including appropriate risk mitigation strategies, systems, processes, and controls, and receives quarterly updates from IT and the third-party IT service provider on cybersecurity and information security matters. The CFO communicates with the Board periodically regarding the state of our cybersecurity risk management, current and evolving threats and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Board for timely and accurate reporting of any material cybersecurity incident.
As of the date of this report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.
Item 2.     Properties
Our principal office is located in Beverly Hills, California, where we lease 5,838 square feet of general office space. We also lease 45,119 square feet of general office space located in Vancouver, Canada, and 6,845 square feet of general office space in Toronto, Canada. We believe our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices. See Note 19 in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.
Item 3.    Legal Proceedings
As of December 31, 2023, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.
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
On September 27, 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. After full briefing of the appeal, a panel of the Court of Appeals held oral argument on the appeal on November 6, 2023 and took the matter under submission. On April 5, 2024, the Court of Appeals affirmed in part and reversed in part the district court's dismissal of the second amended complaint, remanding certain claims back to district court for further proceedings. The Company cannot predict the outcome of the claims remanded for further proceedings or the timing of a decision with respect to such claims.
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
The Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 VM. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors in the action requested and received court permission to file motions to dismiss the action, and motions were filed July 25, 2022, and plaintiff has opposed the motions. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants again moved to dismiss and briefing on that motion closed November 2, 2023. At the first pretrial conference, held on November 16, 2023, the Court asked the parties to address the motion to dismiss. Following the hearing, the Court requested supplemental letter briefs on one issue, which letters were submitted by the parties simultaneously just before Thanksgiving. The motion is now under submission. The Company cannot predict when or how the court will decide the motion, and we cannot predict the timing of any action. Aside from the motions directed to the pleading, there has been no discovery or other proceedings in the case.
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
Stockholders
As of April 5, 2024, there were approximately 188 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.
Recent Sales of Unregistered Securities
On October 3, 2023, we issued 1,683 shares of common stock valued at $1.39 per share for production services.
On October 16, 2023, we issued 4,545 shares of common stock valued at $1.32 per share for production services.
On October 23, 2023, we issued 2,340 shares of common stock valued at $1.00 per share for production services.
On October 31, 2023, we issued 9,218 shares of common stock valued at $0.99 per share for production services.
On November 6, 2023, we issued 4,239 shares of common stock valued at $1.12 per share for production services.
On November 15, 2023, we issued 5,505 shares of common stock valued at $1.09 per share for production services.
On November 16, 2023, we issued 2,867 shares of common stock valued at $1.09 per share for production services.
On November 20, 2023, we issued 4,263 shares of common stock valued at $1.09 per share for production services.
On November 30, 2023, we issued 5,563 shares of common stock valued at $1.64 per share for production services.
On December 1, 2023, we issued 2,792 shares of common stock valued at $1.64 per share for production services.
On December 15, 2023, we issued 8,432 shares of common stock valued at $1.52 per share for production services.

In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Company Purchases of Equity Securities
The table below summarizes such repurchase during the quarterly period ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	–	–	–	–
November 1, 2023 – November 30, 2023	–	–	–	–
December 1, 2023 - December 31, 2023	–	–	–	–
Total	–	$–	–	–
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
This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
Our content distribution business is focused on achieving scale across our networks, including Kartoon Channel!, Frederator, Ameba, and Kartoon Channel! Worldwide. Revenue growth will be driven by the continued focus on licensed content and exploitation of our current content such as Stan Lee, Shaq's Garage, Rainbow Rangers and many more. Continued profit growth will be realized the more we can scale the business across our platforms. In addition, we are looking at artificial intelligence (“AI”) tools to reduce the cost of operating distribution expenses such as dubbing expenses, video resolution upscaling and converting between 2D and 3D.
Our production services business is focused on creating high-quality original and for hire content in the most efficient way possible. To achieve this, our Mainframe Studios division, the main driver of this business, is exploring more ways to improve operations by adopting a more flexible and efficient approach. This includes collaborating with outsource partners and utilizing AI technology to streamline processes and drive efficiencies within the organization.
Our licensing and royalties business has the most upside and potential for the Company. We are looking to take advantage of our incredible set of Stan Lee assets to drive consumer products - both digitally and physically. We will be focused on utilizing all of our IP assets further in 2024 and beyond.
Our media advisory and advertising services business is focused on driving deal flow opportunities and winning annuity business through retainers and projects. The team continues to focus on the toy business, but also expansion into tangential industries such as family and travel. The team has expanded their reach over the past 12-18 months by leveraging their relationships with influencers to promote products and provide bespoke marketing initiatives for the clients.
Results of Operations
Our summary results for the year ended December 31, 2023 and 2022 are below:
Revenue

	Year Ended December 31,
	2023	2022 (1)	Change	% Change
	(in thousands, except percentages)
Production Services	$26,799	$29,620	$(2,821)	(10)%
Content Distribution	11,872	24,747	(12,875)	(52)%
Licensing & Royalties	475	2,841	(2,366)	(83)%
Media Advisory & Advertising Services	4,939	5,091	(152)	(3)%
Total Revenue	$44,085	$62,299	$(18,214)	(29)%

(1) Wow and Frederator were acquired on April 1, 2022, resulting in the inclusion of their financials for only the nine months ended December 31, 2022 in the consolidated financials for the previous year. If the variation in results is partly attributable to the difference in time periods, we annualize 2022 financials for comparison purposes.

Production services revenue was generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the year ended December 31, 2023 was lower than the Wow production services revenue recognized during the nine months ended December 31, 2022. The decrease was primarily due to a lower volume of service production projects and a decrease in the percentage of projects completed during the current year as compared to the prior year period.
Revenue related to content distribution on AVOD and SVOD, including advertising sales for the year ended December 31, 2023, decreased by 52% as compared to the year ended December 31, 2022. This was primarily due to a decrease in Wow’s IP production revenue of $6.9 million and Frederator’s IP production revenue of $2.5 million, as there were no IP projects delivered during the current year as compared to the prior year period. In addition, content revenue from Frederator’s multi-channel network on YouTube for the year ended December 31, 2023 was $3.9 million lower as compared to the nine months ended December 31, 2022. The decrease in Frederator’s multi-channel network revenue from YouTube decreased due to less viewership and a decline in RPM advertising rates. The decrease was offset by an increase of $0.2 million in Wow’s distribution revenue.
Revenue related to our licensing and royalties for the year ended December 31, 2023 decreased by 83% as compared to the year ended December 31, 2022 primarily due to our license deals related to our Stan Lee Assets generating increased revenue of $2.5 million during the prior year period.
Revenue generated by media advisory and advertising services for the year ended December 31, 2023 decreased by 3% as compared to the year ended December 31, 2022 primarily due to lower revenue generated by Beacon Communications during the year ended December 31, 2023, resulting in a decrease of $0.8 million. The decrease is offset by an increase in revenue generated by Beacon Media of $0.7 million primarily due to new customers acquired for digital media services.
Expenses

	Year Ended December 31,
	2023	2022 (1)	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$2,651	$1,834	$817	45%
Direct Operating Costs	40,399	49,360	(8,961)	(18)%
General and Administrative	35,324	45,851	(10,527)	(23)%
Impairment of Property and Equipment	134	–	134	100%
Impairment of Intangible Assets	4,413	4,117	296	7%
Impairment of Goodwill	33,534	4,857	28,677	590%
Total Expenses	$116,455	$106,019	$10,436	10%
(1) Wow and Frederator were acquired on April 1, 2022, resulting in the inclusion of their financials for only the nine months ended December 31, 2022 in the consolidated financials for the previous year. If the variation in results is partly attributable to the difference in time periods, we annualize 2022 financials for comparison purposes.
The increase in marketing and sales expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to recognition of marketing expenses related to Shaq’s Garage of $1.2 million, offset by a decrease due to cost saving efforts during the year ended December 31, 2023.
Direct Operating Costs during the year ended December 31, 2023 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease was primarily due to a reduction in film amortization expense recognized during the year ended December 31, 2023 of $5.6 million as compared to the year ended December 31, 2022 as a result of less film and television production during the current year. In addition, Frederator channel costs of its multi-channel network for the year ended

December 31, 2023 decreased by $3.7 million compared to the prior year period. The decrease was due to a reduction in payments to our multi-channel network members and aligned with the decline in multi-channel network revenue.
The $10.5 million decrease in general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a decrease of $8.2 million in stock-based compensation expense and acquisition related costs of $4.5 million incurred during the year ended December 31, 2022. The decrease is offset by the recognition of a full year of costs incurred by Wow and Fred versus nine months of costs incurred during the year ended December 31, 2022 after the acquisition in the second quarter of 2022.
During the year ended December 31, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we recorded an impairment charge to our property and equipment of $0.1 million, our definite-lived intangible assets of $2.8 million, our indefinite-lived intangible assets of $1.7 million and our goodwill recorded within the Content Production and Distribution reporting unit of $33.5 million in our consolidated statement of operations.

Other Income (Expense), net
Components of Other Income (Expense), net are summarized as follows

	Year Ended December 31,
	2023	2022
Interest Expense (a)	$(3,126)	$(2,329)

Warrant Expense (b)	(12,664)	–
Gain on Revaluation of Warrants (c)	10,373	557
Gain on Revaluation of Equity Investment in YFE (d)	2,314	1,392
Realized Loss on Marketable Securities Investments (e)	(4,496)	(413)
Gain (Loss) on Foreign Exchange (f)	641	(2,161)
Interest Income (g)	622	1,015
Loss on Early Lease Termination (h)	(258)	–
Finance Lease Interest Expense (i)	(189)	(116)
Gain on Contingent Consideration Revaluation (j)	–	1,345
Other (k)	978	6
Other Income (Expense), net	$(2,679)	$1,625

(a)	Interest Expense during the year ended December 31, 2023 primarily consisted of $1.5 million of interest incurred on the margin loan and $1.5 million of interest incurred on production facilities loans and bank indebtedness.
(b)	The Warrant Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the year ended December 31, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(c)	The Gain on Revaluation of Warrants during the year ended December 31, 2023 is primarily related to the changes in fair value of the Exchange Warrants of $10.1 million recorded prior to the warrants being reclassified to stockholder’s equity. The decrease in fair value was due to decreases in market price.
(d)	As accounted for using the fair value option, the Gain on Revaluation of Equity Investment in YFE is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(e)	The Realized Loss on Marketable Securities Investments reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(f)	The Gain (Loss) on Foreign Exchange during the year ended December 31, 2023 primarily related to the revaluation of the YFE investment, resulting in a gain of $0.5 million due to the EURO weakening against the USD as compared to the prior reporting period when a loss of $1.4 million was recognized.
(g)	Interest Income during the year ended December 31, 2023 primarily consisted of interest income of $0.5 million, net of premium amortization expense, recorded for the investments in marketable securities, respectively.
(h)	The Loss on Early Lease Termination is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.2 million and the write-down of assets and liabilities resulting in a net $0.1 million loss.
(i)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	The Gain on Contingent Consideration Revaluation recorded during the year ended December 31, 2022 is related to the write-off of the contingent earn-out liability related to the earn-out arrangement with the sellers of the Beacon entities acquired during 2021 due to cancellation of the arrangement.
(k)	The Company wrote-off a liability in the amount of $0.9 million that had legally expired during the fourth quarter of 2023 under the statute of limitations on debt collection, resulting in an increase in other income at December 31, 2023.

Liquidity and Capital Resources
As of December 31, 2023, we had cash of $4.1 million, which decreased by $3.3 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $60.8 million and cash used in operating activities of $16.1 million, offset by cash provided by investing activities of $73.9 million. The cash used in financing activities was primarily due to repayment of the margin loan, production facilities and bank indebtedness, net proceeds of $63.6 million and payments on finance leases of $2.2 million, offset by cash received from the warrant exchange of $5.3 million. The cash provided by investing activities was due to sales and maturities of marketable securities of $72.1 million.
As of December 31, 2023, we held available-for-sale marketable securities with a fair value of $12.0 million, a decrease of $71.8 million as compared to December 31, 2022 due to sales and maturities during the year ended December 31, 2023. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
As of December 31, 2023 and December 31, 2022, our margin loan balance was $0.8 million and $60.8 million, respectively. During the year ended December 31, 2023, we borrowed an additional $21.2 million from our investment margin account and repaid $81.2 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.98% and 1.66% on average margin loan balances of $27.4 million and $27.1 million as of December 31, 2023 and December 31, 2022, respectively. We incurred interest expense on the loan of $1.5 million and $1.3 million during the years ended December 31, 2023 and December 31, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our consolidated balance sheets.
We are subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of USD 4.2 million (CAD 5.5 million). We were in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of December 31, 2023. We have continued to make regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at any time by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants.
Subsequent to December 31, 2023, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility during March 2024. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. The equipment lease line was amended to set the maximum that can be borrowed under the equipment lease line to CAD 1.6 million. As at December 31, 2023, the Company has drawn down the maximum of CAD 1.6 million under the equipment lease line. The Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of December 31, 2023 and the date of the amendment, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. The amendment did not have any impact on the Company’s existing production facilities that are separate from the revolving demand facility and are used for financing specific productions.

Working Capital
As of December 31, 2023, we had current assets of $57.1 million, including cash of $4.1 million and marketable securities of $12.0 million, and our current liabilities were $45.6 million. We had working capital of $11.5 million as of December 31, 2023 as compared to working capital of $28.6 million as of December 31, 2022. The decrease of $17.1 million was primarily due to a decrease in our cash and marketable security position, offset by the change in net current assets and liabilities as a result of the acquisition of Wow and Ameba and additional short-term borrowings from our margin loan account.
During the year ended December 31, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the Years Ended December 31, 2023 and December 31, 2022
Our total cash as of December 31, 2023 and December 31, 2022 was $4.1 million and $7.4 million, respectively.

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Net Cash Used in Operating Activities	$(16,092)	$(25,923)	$9,831
Net Cash Provided by (Used in) Investing Activities	73,858	(30,937)	104,795
Net Cash Provided by (Used in) Financing Activities	(60,802)	54,444	(115,246)
Effect of Exchange Rate Changes on Cash	(301)	(212)	(89)
Decrease in Cash	$(3,337)	$(2,628)	$(709)
Net Noncash Expenses
Items necessary to reconcile from net loss to cash used in operating activities included net noncash expenses of $59.3 million for the year ended December 31, 2023 as compared to net noncash expenses of $37.8 million for the year ended December 31, 2022. The majority of the increase of $21.5 million was primarily due to the recognition of $12.7 million as the fair value of Exchange Warrants classified as liabilities issued in June 2023 and impairment expenses of our long-lived assets, intangible assets and goodwill of $29.1 million recorded during the year ended December 31, 2023. In addition, the realized loss on marketable securities increased by $4.1 million due to the increased sales of our marketable securities prior to their maturity date. The increase is offset by a gain of $9.8 million from the revaluation of liability classified warrants, primarily the new Exchange Warrants, a decrease in our stock-based compensation of $8.2 million due to the absence of incurring a modification expense in the current year for the CEO’s restricted stock that occurred in the prior year, a decrease in the amortization of film and television costs of $5.6 million due to decreased project deliveries during the current year and a gain of $0.5 million related to the foreign currency revaluation of the equity investment in YFE versus a loss of $1.4 million in the prior year period.
Change in Operating Activities
The net change in operating asset and liability activities from cash used of $19.2 million as of December 31, 2022 to cash provided by operating activities of $1.8 million as of December 31, 2023 was primarily due to an increase in net receipts of tax credits during the current year of $10.0 million as credits were received for production completed in the prior year and the decrease in film and television costs of $7.0 million and accrued production costs of $2.6 million due to less production activity during the current year.
Change in Investing Activities
The change in cash investing activities of $104.8 million from cash used in investing of $30.9 million at December 31, 2022 to cash provided by investing of $73.9 million at December 31, 2023 was primarily due to an increase in proceeds from the sales and maturities of marketable securities of $50.6 million during the year ended December 31, 2023 and the decrease in cash used of $50.7 million for investments and acquisitions in the prior year that did not occur in the current period.

Change in Financing Activities
The change in cash financing activities of $115.2 million from cash provided by financing of $54.4 million at December 31, 2022 to cash used in financing of $60.8 million at December 31, 2023 was primarily due to paying down the margin loan during the year ended December 31, 2023 compared to additional borrowings during the year ended December 31, 2022.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $34.2 million as of December 31, 2023, of which about $26.3 million could be owed within one year if the margin loan and interim production facilities are called.
We plan to utilize our liquidity (as described above) to fund our material cash requirements.
As of December 31, 2023, we had $2.2 million in commitments for capital expenditures, related to equipment leases.
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
We have identified the following material and distinct performance obligations:
•Providing animation production services
•Licensing rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality)
•Licensing rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content)
•Providing media and advertising services to clients
•Fixed and variable fee advertising and subscription-based revenue generated from the Kartoon Studios Kartoon Channel!, the Frederator owned and operated YouTube channels and revenues generated from the operation of its multi-channel network, Channel Frederator Network, on YouTube
•Options to renew or extend a contract at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)

•Options on future seasons of content at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)
Production Services
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
Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, we recognize this difference as unbilled accounts receivable within Other Receivable on our consolidated balance sheets. Unbilled accounts receivables are transferred to accounts receivable when we have an unconditional right to consideration.
Advertising revenues
We sell advertising and subscriptions on our wholly-owned AVOD service, Kartoon Channel!, and our SVOD distribution outlets, Kartoon Channel! Kidaverse and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, revenue is recognized when all five revenue recognition criteria under ASC 606 are met. For impressions served, we deliver a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per 1000 (mille) impressions (“CPM”). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, revenue is recognized when a customer downloads the mobile device application and their credit card is charged.
Upon the acquisition of Wow, we generate advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its multi-channel network, Channel Frederator Network, on YouTube. Revenue is recognized when services are provided in accordance with our agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables are usually collectable within 30 days.
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
Product Sales
We recognize revenue related to product sales (e.g., apparel and collectibles) when the Company completes its performance obligation, which is when the goods are transferred to the buyer.
Media Advisory & Advertising Services
Media and Advertising Services
We provide media and advertising consulting services to clients. Revenue is recognized when the services are performed or as paid through the monthly retainer. When we purchase advertising for clients on linear and across digital and streaming platforms and receives a commission, the commissions are recognized as revenue in the month the advertising is displayed.
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
We recognize compensation expense over the requisite service period ratably, using the graded attribution method, which is in-substance, recognizing multiple awards based on the vesting schedule. We have elected to account for forfeitures when they occur. We issue authorized shares available for issuance under our 2020 Incentive Plan upon employees’ exercise of their stock options.
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
•Level 1 - Observable inputs such as quoted prices for identical instruments in active markets
•Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active
•Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. We use the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM option pricing model (Level 2) with standard valuation inputs. Refer to Note 16 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 4 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
(a)    Replacement of Independent Registered Public Accounting Firm
On October 23, 2023 the Audit Committee of the Board of Directors dismissed Baker Tilly US, LLP (“Baker Tilly”) as our independent registered public accounting firm and approved replacing them with Mazars USA LLP (“Mazars”) on October 23, 2023.

The reports of Baker Tilly on our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
Additionally, during the fiscal years ended December 31, 2022 and 2021 and for the subsequent interim period from January 1, 2023 to October 23, 2023, there were no disagreements between us and Baker Tilly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Baker Tilly, would have caused Baker Tilly to make reference to the subject matter of the disagreements in connection with its reports for such fiscal years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for the disclosure of material weaknesses in our internal control over financial reporting as disclosed in Part II, Item 9A of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2022, and 2021, respectively and in Part I, Item 4A of our Quarterly Reports for the quarters ended March 31, 2023 and June 30, 2023. The material weaknesses related to insufficient segregation of duties on certain controls or processes, limited resources to design and implement internal control procedures to support financial reporting objectives, failure to appropriately evaluate revenue recognition under ASC 606 for our advertisement supported video on demand and subscription video on demand revenue streams for contracts with streaming platforms, lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner, and insufficient procedures and documentation related to review type controls and information technology controls including complex transactions such as business combinations. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor did management believe that it had any effect on the accuracy of our financial statements for the reporting periods covered in such reports. Baker Tilly discussed each of these reportable events with the Audit Committee, and we have authorized Baker Tilly to respond fully to the inquiries of Mazars concerning the subject matter of each such reportable event.
Our Audit Committee of the board of directors dismissed Mazars as our independent registered public accounting firm on January 24, 2024, and approved replacing them with WithumSmith+Brown, PC (“Withum”) on January 29, 2024.
Because Mazars was appointed on October 25, 2023, after the filing of our most recent annual report on Form 10-K, Mazars has not issued any reports on our financial statements for the past two fiscal years. Accordingly, Mazars did not issue any reports during such time that contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, for the period from October 25, 2023 through January 24, 2024, there were no disagreements between ourselves and Mazars on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Mazars’s satisfaction, would have caused Mazars to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such periods.
For the period from October 25, 2023 through January 24, 2024, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.
(b)    Appointment of New Independent Registered Public Accounting Firm
On January 29, 2024, the Audit Committee appointed Withum as our independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately.
During our two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim period from January 1, 2024 to January 28, 2024, neither ourselves nor anyone on its behalf consulted Withum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that Withum concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the year ended December 31, 2023, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements
Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).
Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2023, our internal controls over financial reporting are not effective based on those criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The ineffectiveness of our internal control over financial reporting was due to the following which are observed in many small companies with a small number of accounting and financial reporting staff:
•    Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes
•Lack of specialized experts related to income tax areas
•Inappropriate application of accounting standards related to warrant modifications
Management’s Plan to Remediate the Material Weaknesses
The Company continues to be committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management has taken comprehensive actions to strengthen its internal controls and has been and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated.

Our plans for remediation include, but are not limited to, the efforts summarized below, which have been or are in the process of being implemented:
•Enhanced procedures for formal documented review and approval of journal entries
•Reorganized the accounting team members to ensure proper segregation of duties
•Implemented core financial reporting and financial close software systems
•Performed risk assessment procedures and improved the documentation of internal processes and controls
•Improved documentation over complex financial transactions
•Implemented additional procedures over assessment of cybersecurity and information technology general controls.
•Increase the extent of oversight and verification checks included in operation of user access controls and processes
•Continue to enhance review over financial reporting, financial operations, internal controls including segregation of duties; as well as improve tax analysis and fair value estimates
We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated process has operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Board of Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information about our directors and executive officers as of April 5, 2024:

Name	Age	Position
Andy Heyward	75	Chief Executive Officer and Chairman of the Board of Directors
Brian Parisi	54	Chief Financial Officer
Michael A. Jaffa	58	Chief Operating Officer and Corporate Secretary
Joseph “Gray” Davis *	81	Director
Henry Sicignano III *	56	Director
Margaret Loesch *	77	Director
Lynne Segall *	71	Director
Anthony Thomopoulos *	86	Director
Dr. Cynthia Turner-Graham *	69	Director
Dr. Stefan Piëch	53	Director
_________________
*Denotes directors who are “independent” under applicable SEC and NYSE rules.
Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified.
Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the NYSE standards: Joseph “Gray” Davis, Henry Sicignano III, Lynne Segall, Margaret Loesch, Anthony Thomopoulos and Dr. Cynthia Turner-Graham.
Andy Heyward, 75, has been the Company’s Chief Executive Officer since November 2013 and the Company’s Chairman of the Board since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc., which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P. corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities and was awarded the 2002 UCLA Alumni Association’s Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment. He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award-winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.
Brian Parisi, 54, started with the Company as Chief Financial Officer during September 2023. Mr. Parisi brings 30 years of experience across the entertainment, media, and high-tech industries, specializing in finance, accounting, M&A, corporate strategy, and business development. Before joining Kartoon Studios, he was the Chief Financial Officer at Break the Floor Productions in Hollywood, California, an entertainment production company. In this role, he notably prepared the company for sale, successfully completing two separate transactions with PE firms. He managed all finance and accounting functions and effectively reduced the company's overall risk exposure. Previously, Mr. Parisi served as the Chief Financial Officer at the NFL Hall of Fame Village (HOFV), where he oversaw a wide range of financial activities including managing construction budgets, assist the company with its IPO, financial reporting, and cash management for the nearly $1 billion investment in a newly designed entertainment complex in Canton, Ohio. In addition, he served as the Head of Finance for the Festivals Division at Live Nation Entertainment (LYV) where he was responsible for developing strategic plans for Electronic Dance Music festivals in multiple countries with more than 1.3 million fans annually. Mr. Parisi has also held leadership positions at Warner Bros. Entertainment (WBD) and NBC Universal (CMCSA).

Mr. Parisi is a CPA and holds a B.S. in Accounting from Purdue University, Daniel School of Business, and an M.B.A. in Strategic Management from the University of Southern California, Marshall School of Business.
Michael Jaffa, 58, was promoted to Chief Operating Officer and General Counsel on December 7, 2020. Previously he served as the General Counsel and Corporate Secretary of the Company since April 2018. From January 2017 through April 2018, Mike served as Thoughtful Media Group’s (TMG) General Counsel and Global Head of Business Affairs. TMG is a multichannel network focused on Asian markets. At TMG, Mr. Jaffa oversaw all of TMG’s legal matters, established the framework for TMG’s continued growth in international markets, including a franchise plan, the formation of a regional headquarters in Southeast Asia and assisted with M&A transactions. From September 2013 through December 2016, Mr. Jaffa worked as the Head of Business Affairs for DreamWorks Animation Television, and before that served in a similar role at Hasbro Studios from December 2009 through September 2013. Mr. Jaffa has over 20 years of experience handling licensing, production, merchandising, complex international transactions and employment issues for large and small entertainment companies and technology startups.
Joseph “Gray” Davis, 81, has been a Director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP. Mr. Davis has served on the Board of Directors of DIC Entertainment and was a member of the bipartisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and is Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986. Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance. On September 27, 2023, in recognition of his commitment to education and innovation, Mr. Davis received the UC President’s Medal – the University of California’s highest honor, from the UC President Michael V. Drake, M.D.
Henry Sicignano III, 56, was appointed to the Board and as Audit Committee Chairman effective May 22, 2023. Mr. Sicignano is currently the President of Charlie’s Holdings, Inc., a consumer products company with a mission of creating better alternatives to combustible cigarettes, a role which he has held since April 2021. Since July 12, 2023, he has also served as a Board Member and Audit Committee Chairman of Greenwave Technology Solutions, Inc., a leading operator of metal recycling facilities in Virginia, North Carolina and Cleveland, OH. Previously, Mr. Sicignano served as Chief Executive Officer of 22nd Century Group, Inc., a plant-based biotechnology company, from March 3, 2015 through July 26, 2019; as President from January 25, 2011 through July 26, 2019; and as a Director from January 25, 2011 through July 26, 2019. Mr. Sicignano previously served on the Board of Directors of Anandia Laboratories, Inc. and from August 2005 to April 2009, Mr. Sicignano served as a General Manager and as the Director of Corporate Marketing for NOCO Energy Corp., a petroleum products company. In addition, from March 2003 to July 2005, Mr. Sicignano served as Vice President of Kittinger Furniture Company, a fine furniture manufacturer. Mr. Sicignano holds a B.A. Degree in Government from Harvard College and an M.B.A. Degree from Harvard University. Mr. Sicignano was chosen to be a director based on his expertise in competitive strategy, his extensive contacts within the investment community and his financial expertise.
Margaret Loesch, 77, has been the Executive Chairman of the Kartoon Channel! since June 2020 and a Director of the Company since March 2015. Beginning in 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her Bachelor of Science from the University of Southern Mississippi. Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.
Lynne Segall, 71, has been a Director of the Company since December 2013. Ms. Segall has served as the Senior Vice President and Publisher of The Hollywood Reporter since June 2011. From 2010 to 2011, Ms. Segall was the Senior Vice President of Deadline Hollywood. From June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, 86, has been a Director of the Company since February 2014. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989 and formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs in 1989 and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos was the President of Amblin Television, a division of Amblin Entertainment. Mr. Thomopoulos served as the President of International Family Entertainment, Inc. from 1995 to 1997. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company. Mr. Thomopoulos served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.
Dr. Cynthia Turner-Graham, 69, has been a Director of the Company since June 2021. Dr. Turner-Graham is a board-certified psychiatrist and Distinguished Life Fellow of the American Psychiatric Association, who brings over 40 years of experience in the healthcare industry as a practicing psychiatrist, healthcare administrator and community leader. Since 1988, Dr. Turner-Graham has been a practicing psychiatrist at an outpatient psychiatry practice. Since 2004, Dr. Turner-Graham has served as President and Chief Executive Officer of ForSoundMind Enterprises, Inc., a provider of outpatient psychiatric services and developer of educational workshop experiences focused on promotion of emotional and mental health. From February 2014 until November 2019, she served as Medical Director for Inner City Family Services in Washington, DC. Among her accomplishments, Dr. Turner-Graham is the immediate past president of the Suburban Maryland Psychiatric Society, served as a Director of the Washington Psychiatric Society and has taken the helm of Black Psychiatrists of America, Inc. She has previously served as Clinical Assistant Professor of Psychiatry at both Vanderbilt University and Howard University Schools of Medicine. Dr. Turner-Graham was chosen as a director of the Company based on her career as a distinguished psychiatrist and her expertise with children.
Dr. Stefan Piëch, 53, has been a Director of the Company since June 23 2022. Since October 2006, Dr. Stefan Piëch has served as Chief Executive Officer of Your Family Entertainment AG (“YFE”) and Managing Partner of the Austrian company F&M Film und Medien Beteiligungs GmbH (“F&M”) since 2005. Mr. Piëch was a founding member and the CEO of Openpictures AG from 2000 to 2005. Mr. Piëch also serves on the board of several companies, including on the supervisory board of SEAT S.A. since 2015, on the supervisory board of Porsche Automobil Holding SE since 2018, on the supervisory board of Siemens Aktiengesellschaft Österreich since 2020 and is Member of the board of the German Chamber of Commerce in Austria since 2020. Mr. Piëch obtained his Bachelor of Arts degree in Film & Media from the University of Stirling and his Ph.D. in Media from the University of Klagenfurt. Mr. Piëch was chosen to be a director based on his experience with YFE and his deep expertise in creating children’s content.
Family Relationships
There are no family relationships between any of our directors and our executive officers.
General
We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.
Board Leadership Structure and Role in Risk Oversight
The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our shareholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.
Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interest of the Company and its shareholders to combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officers positions combined.

The Company currently has eight directors, including Mr. Heyward, its Chairman, who also serves as the Company’s Chief Executive Officer.
Cybersecurity Governance
Oversight responsibility for information security matters is shared by the Board, Chief Financial Officer (“CFO”), VP of Internal Audit and our internal information technology (“IT”) resources. Our CFO and VP of Internal Audit oversee our cybersecurity risk management, including appropriate risk mitigation strategies, systems, processes, and controls, and receives quarterly updates from IT and the third-party IT service provider on cybersecurity and information security matters. The CFO communicates quarterly with the Board on the state of our cybersecurity risk management, current and evolving threats, and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Board for timely and accurate reporting of any material cybersecurity incident.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% of our common stock, we found that during 2023, all Section 16(a) filings were made with the SEC on a timely basis, except that one Form 3 was filed late by Mr. Sicignano and one Form 4 covering three transactions was filed late for each of Mr. Davis, Mr. Hallren, Mr. Hirsh, Ms. Loesch, Ms. Segall, Mr. Sicignano III, Mr. Thomopoulos and Dr. Turner-Graham.
Code of Conduct and Ethics
We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of our officers, directors and employees. A copy of the Code of Conduct and Ethics and Whistleblower Policy can be obtained, free of charge by submitting a written request to the Company or on our website at www.kartoonstudios.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investor Relations-Corporate Governance” section of our website at www.kartoonstudios.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.
Board Committees
During 2023, our Board of Directors held four meetings.
The following table sets forth the four standing committees of our Board and the members of each committee and the number of meetings held by our Board of Directors and the committees during 2023:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee	Investment Committee
Andy Heyward	Chair
Joseph “Gray” Davis	X	X		X	X
Henry Sicignano III (2)	X	Chair			X
Margaret Loesch	X		X
Lynne Segall (3)	X	X	Chair	Chair
Anthony Thomopoulos (3)	Vice Chair
Dr. Cynthia Turner-Graham	X
Michael Hirsh (1)	X
Dr. Stefan Piëch	X
Meetings in 2023:	4	4	1	1	1
__________________
(1)Effective December 14, 2023, Michael Hirsh resigned from the Board of Directors.

(2)Effective May 22, 2023, Henry Sicignano III was elected as a member of our Board of Directors, replacing Clark Hallren.
(3)Effective July 11, 2023, Lynne Segall replaced Anthony Thomopoulos as Chair of the Compensation Committee.
The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort, but is not required, to attend each annual meeting of our shareholders.
To assist in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee, a Nominating Committee and an Investment Committee as the functions of each are described below.
Audit Committee
Messrs. Davis and Sicignano III and Ms. Segall serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:
•Selecting, hiring, and compensating our independent auditors
•Evaluating the qualifications, independence and performance of our independent auditors
•Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters
•Approving the audit and non-audit services to be performed by our independent auditor
•Reviewing with the independent auditor the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies
•Preparing the report that the SEC requires in our annual proxy statement
The Board of Directors has adopted an Audit Committee Charter and the Audit Committee reviews and reassesses the adequacy of the Charter on an annual basis. The Audit Committee members meet NYSE’s financial literacy requirements and are independent under applicable SEC and NYSE rules, and the board has further determined that Mr. Sicignano is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.
A copy of the Audit Committee’s written charter is publicly available on our website at www.kartoonstudios.com.
Compensation Committee
Mses. Segall and Loesch serve on the Compensation Committee and are independent under the applicable SEC and NYSE rules. Our Compensation Committee’s main functions are assisting our Board of Directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans, we may adopt. The Compensation Committee’s responsibilities include the following:
•Reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors
•Conducting a performance review of our Chief Executive Officer
•Reviewing our compensation policies
•If required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement
The Board of Directors has adopted a Compensation Committee Charter and the Compensation Committee reviews and reassesses the adequacy of the Charter on an annual basis.

The Compensation Committee’s policy is to offer our executive officers competitive compensation packages that will permit us to attract and retain highly qualified individuals and to motivate and reward these individuals in an appropriate fashion aligned with the long-term interests of our Company and our shareholders.
Compensation Committee Risk Assessment
We have assessed our compensation programs and concluded that our compensation practices do not create risks that are reasonably likely to have a material adverse effect on us.
A copy of the Compensation Committee’s written charter is publicly available on our website at www.kartoonstudios.com.
Nominating Committee
Gov. Davis and Ms. Segall serve on our Nominating Committee. The Nominating Committee’s responsibilities include:
•Identifying qualified individuals to serve as members of our Board of Directors
•Review the qualifications and performance of incumbent directors
•Review and consider candidates who may be suggested by any director or executive officer or by a stockholder of the Company
•Review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership of the board
The Board of Directors has adopted a Nominating Committee charter and the Nominating Committee reviews and reassesses the adequacy of the Charter on an annual basis. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of our shareholders.
The Nominating Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the Board of Directors and its committees.
A copy of the Nominating Committee’s written charter is publicly available on our website at www.kartoonstudios.com.
Investment Committee
Messrs. Davis and Sicignano III serve on our Investment Committee. The primary purpose of the Investment Committee is to assist the Board in reviewing our Investment Policy and strategies and in overseeing our capital and financial resources. A material investment on behalf of the Company may not be made without the Committee’s approval or the approval of a delegate of the Committee pursuant to an appropriate delegation of the Committee’s authority. In order to carry out its mission and function, and subject to the terms of the Company’s Articles of Incorporation, the Committee has the authority to:
•Review the investment policy, strategies, transactions and programs of the Company and its subsidiaries to ensure they are consistent with the goals and objectives of the Company
•Evaluate and approve or disapprove each proposed material investment on behalf of the Company
•Determine whether the investment policy is consistently followed and that procedures are in place to ensure that the Company’s investment portfolio is managed in compliance with its policies
•Review the performance of the investment portfolios of the Company and its subsidiaries
•Approve and revise as appropriate, the Company’s investment policies and guidelines

Stockholder Communications to the Board
Generally, shareholders who have questions or concerns should contact our Investor Relations department at 844-589-8760. However, any stockholders who wish to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to Kartoon Studios, Inc., at 190 N. Canon Drive, 4th Floor, Beverly Hills, California 90210, Attn: Corporate Secretary or by using the “Contact” page of our website www.kartoonstudios.com/contacts. Communications will be distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board of Directors may be excluded, such as:
•Junk mail and mass mailings
•Resumes and other forms of job inquiries
•Surveys
•Solicitations or advertisements
In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.
ITEM 11.     EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Information required by this item is incorporated by reference from information contained under the section “Executive Officer and Director Compensation” in our Proxy Statement for the Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows the beneficial ownership of shares of our common stock as of April 5, 2024, known by us through transfer agent and other records held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.
The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage ownership is based on 35,367,653 shares of common stock outstanding as of April 5, 2024. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 190 N. Canon Drive, Floor 4, Beverly Hills, CA 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward	2,470,133	(2)	6.98%
Michael Jaffa	150,000	(3)	*
Michael Hirsh	81,507	(4)	*
Anthony Thomopoulos	20,908	(5)	*
Henry Sicignano	16,891	(7)	*
Joseph (Gray) Davis	22,812	(5)	*
Margaret Loesch	19,215	(5)	*
Lynne Segall	26,409	(5)	*
Dr. Cynthia Turner-Graham	14,731	(6)	*
Stefan Piëch	348,127	(8)	*
All current executive officers and directors as a group (consisting of 10 persons)	3,170,733		8.97%

____________________
*Indicates ownership less than 1%
(1)Applicable percentage ownership is based on 35,367,653 shares of common stock outstanding as of April 5, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of April 5, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 5, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)Consists of (i) 99,073 shares of common stock held by A Squared Holdings LLC over which Andy Heyward holds sole voting and dispositive power; (ii) 1,519,375 shares of common stock held by Andy Heyward or issuable upon vested RSUs; (iii) 351,562 shares of common stock held by AH Gadget IDF LLC an entity controlled by Mr. Heyward (iv) 123 shares held by Heyward Living Trust; (v) 500,000 options to acquire shares of common stock issuable upon the exercise of stock options. that will become exercisable within 60 days of April 5, 2024.
(3)Consists of 50,000 shares of common stock held by Mr. Jaffa or issuable upon vested RSUs; and 100,000 shares of common stock issuable upon exercise of stock options granted to Mr. Jaffa, that will become exercisable within 60 days of April 5, 2024.
(4)Consists of 23,237 shares of common stock and 58,270 shares of Exchangeable shares, exchangeable into shares of common stock granted to Mr. Hirsh that are exercisable within 60 days of April 5, 2024.
(5)Consists of 15,416 shares of common stock held and 2,000 shares of common stock issuable upon exercise of stock options granted to each that are exercisable within 60 days of April 5, 2024. In addition, Mr. Davis held 5,396 shares of common stock, Ms. Loesch held 1,799 shares of common stock, Ms. Segall held 8,993 shares of common stock and Mr. Thomopoulos held 3,480 shares of common stock.

(6)Consists of 8,527 shares of common stock held and 2,000 shares of common stock issuable upon exercise of stock options granted to Dr. Turner-Graham that will become exercisable within 60 days of April 5, 2024.
(7)Consists of 16,891 shares of common stock held by Mr. Sicignano.
(8)Consists of 348,127 shares of common stock held by Mr. Piëch.
Equity Compensation Plan Information
The Company adopted the 2020 Incentive Plan (the "2020 Plan") on September 1, 2020, following the approval of the Board of Directors. The Board of Directors authorized up to an aggregate of 3,000,000 shares of common stock as the maximum number of shares available for issuance, which does not include shares related to acquisitions. The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”) which had a total number of authorized shares of 216,767. However, the remaining shares outstanding under the 2015 Plan are still to be governed by that plan. As of December 31, 2023, 57,800 stock options granted under the 2015 Plan remain outstanding. Any expired or terminated shares from the 2015 Plan that have not been vested or exercised become available for issuance under the 2020 Plan, resulting in total authorized shares of 3,216,767. As of December 31, 2023, 3,071,922 are outstanding under the 2020 Plan, which excludes remaining shares outstanding granted as replacement options as part of the Wow acquisition.
The following table reflects compensation plans pursuant to which we are authorized to issue options and restricted stock units, including the number of shares issuable under outstanding options and rights issued under the plans and the number of shares remaining available for issuance under the plans as of December 31, 2023.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock units and other rights	Weighted-average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2015 Plan
Equity compensation plans approved by shareholders	57,800	$52.40	–
Equity compensation plans not approved by shareholders	–	–	–

2020 Plan
Equity compensation plans approved by shareholders	2,146,175	$13.04	87,045
Equity compensation plans not approved by shareholders	–	–	–
Total	2,203,975	$14.07	87,045
(1)    The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
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
Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an Executive Producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the years ended December 31, 2023 and December 31, 2022, Mr. Heyward earned $343,750 and $775,000 in producer fees, respectively, and earned $220,000 in quarterly bonuses in each year ended.
On August 25, 2022, Mr. Heyward's employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the year ended December 31, 2023, Mr. Heyward earned $0 in royalties from musical compositions.
On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter for services rendered to Wow, prorated for the first quarter. During the year ended December 31, 2023, Mr. Heyward earned $325,556 in creative development fees.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the year ended December 31, 2023, Mr. Heyward earned $0 in royalties from this agreement.
On December 1, 2021, the Company entered into an Independent Contractor Agreement for two years with F&M Film und Medien Beteiligungs GmbH (“F&M”), an Austrian company controlled by Dr. Stefan Piëch. Pursuant to the agreement, F&M received $150,000 annually, paid on a semi-monthly basis. In addition, Dr. Piëch was granted 30,000 of the Company's RSUs that vest in three six-month intervals beginning on December 1, 2021.
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
Independence of the Board of Directors
Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the NYSE American Capital Market. On the basis of information solicited from each director, the board has determined that each of Messrs. Davis, Thomopoulous and Sicignano and Mses. Loesch, Segall and Turner-Graham are independent directors within the meaning of such rules.

Item 14.     Principal Accounting Fees and Services
Current Principal Accountant Fees and Services
WithumSmith+Brown, PC (“Withum”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2023 and has served as our independent registered public accounting firm since January 29, 2024. There were no fees paid by us to Withum in 2022 or 2023 for audit and other services rendered.
Former Principal Accountants Fees and Services
On October 23, 2023 the Audit Committee of the Board of Directors dismissed Baker Tilly US, LLP (“Baker Tilly”) as our independent registered public accounting firm and approved replacing them with Mazars USA LLP (“Mazars”) on October 23, 2023.
The following table sets forth fees billed to us by our independent registered public accounting firm Baker Tilly for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2023	2022
Audit Fees	$581,839	$510,019
Audit-Related Fees	75,095	15,000
Tax Fees	205,474	38,336
Other Fees	–	–
Total Fees	$862,408	$563,355
On January 24, 2024, our Audit Committee of the Board of Directors dismissed Mazars as our independent registered public accounting firm and approved replacing them with Withum on January 29, 2024. There were no fees paid by us to Withum in 2023 for audit and other services rendered.
The following table sets forth fees billed to us by our independent registered public accounting firm Mazars for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2023	2022
Audit Fees	$70,720	$–
Audit-Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$70,720	$–
We obtain an engagement letter for all audit and tax services. The Board pre-approves the services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services, as follows:
•Audit services include professional services rendered by the principal accountant for the audit of the annual and review of the quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
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
•Other Fees are those associated with services provided by the principal accountant not captured in the other categories.

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

2.2	Agreement and Plan of Merger dated June 21, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023)
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2
Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Form S-3, filed with the SEC on July 26, 2023)
3.4
Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)

3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7
Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)

3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9
Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.2	Form of Waiver Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.3	Description of Capital Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020)
4.4	Form of Investor Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)
4.5	Form of Reload Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
4.6	Form of New Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
4.7	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023)
4.8	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3, filed with the SEC on December 22, 2023)

4.9	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3, filed with the SEC on December 22, 2023)
10.1†	Form of Stock Option Grant Notice Pursuant to the Company's 2020 Incentive Plan (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.2†	Form of Restricted Stock Unit Agreement Pursuant to the Company's 2020 Incentive Plan (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.3†	2015 Incentive Plan of the Company, as amended (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.4	Subscription Agreement dated January 17, 2017 between the Company and Sony DADC USA, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.5	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.6†	2020 Incentive Plan of the Company (Incorporated by reference to the Company’s Form S-8 filed with the SEC on November 16, 2020)
10.7†
Amended and Restated Employment Agreement between the Company and Michael Jaffa, dated November 7, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)

10.8†
Amended and Restated Employment Agreement between the Company and Andrew Heyward, dated December 7, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)

10.9†*
Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated February 22, 2021 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.10†*
Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated June 23, 2021 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.11†*
Amendment No. 3 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated November 22, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.12
Share Purchase Agreement, dated of December 1, 2021, by and the Company and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)

10.13
Shareholder Agreement, dated as of December 1, 2021 among the Company and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)

10.14†
Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated December 16, 2021 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.15†
Employment Agreement between Wow Unlimited Media Inc. and Michael Hirsh dated April 7, 2022 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.16†
Amendment No. 4 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated August 25, 2022 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.17†
Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated January 8, 2023 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.18†
Amendment No. 5 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated February 27, 2023 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.19	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).

10.20
Termination of Lease Agreement, dated July 26, 2023 by and between Lyndhurst Investments, LLC. and Beacon Media Group (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on August 14, 2023)

10.21†
Employment Agreement dated as of September 15, 2023, by and between the Company and Brian Parisi, effective as of September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2023)

10.22†*	Amendment No. 3 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated November 13, 2023
16.1	Letter from Baker Tilly US, LLP, dated October 27, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 27, 2023)
16.2	Letter from Mazars USA LLP, dated January 30, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 30, 2024)
21.1*	List of Subsidiaries of the Company
23.1*	Consent of WithumSmith+Brown, PC
23.2*	Consent of Baker Tilly US LLP
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
97.1*	Kartoon Studios, Inc. Clawback Policy, effective December 1, 2023
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).
__________
*Filed herewith.
**    Furnished herewith.
† Management contract or compensatory plan or arrangement.
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

April 5, 2024	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

April 5, 2024		/s/ Brian Parisi
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

/s/ Andy Heyward	April 5, 2024
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/ Brian Parisi	April 5, 2024
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Henry Sicignano III	April 5, 2024
Henry Sicignano III
Director

/s/ Joseph “Gray” Davis	April 5, 2024
Joseph “Gray” Davis
Director

/s/ Lynne Segall	April 5, 2024
Lynne Segall
Director

/s/ Anthony Thomopoulos	April 5, 2024
Anthony Thomopoulos
Director

/s/ Margaret Loesch	April 5, 2024
Margaret Loesch
Director

/s/ Dr. Cynthia Turner-Graham	April 5, 2024
Dr. Cynthia Turner-Graham
Director

/s/ Stefan Piëch	April 5, 2024
Stefan Piëch
Director

KARTOON STUDIOS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kartoon Studios, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Kartoon Studios, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the December 31, 2022 consolidated balance sheet has been restated to correct a misstatement related to the recording of a deferred tax liability within purchase accounting.
We also have audited the adjustments described in Note 2 that were applied to restate the December 31, 2022 consolidated balance sheet to correct the error. In our opinion, such adjustment is appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company, other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Emphasis of the Matter – Restatement of Unaudited Interim Financial Statements
As discussed in Note 2 to the consolidated financial statements, the unaudited condensed consolidated balance sheets as of June 30, 2022 and September 30, 2022 and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023 and as of and for the nine months ended September 30, 2023 has been restated to correct misstatements related to deferred tax liabilities and a warrant modification.
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
Accounting for Complex Equity Transactions
Description:
As discussed in Note 16, on June 26, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain holders of the warrants issued by the Company in January 2021 that had an exercise price of $23.70 per share and were exercisable for an aggregate of 2,311,550 shares of the Company’s common stock (the “2021 Warrants”). Pursuant to the Letter Agreements, the exercising holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the holders would exercise all of their 2021 Warrants for shares of the Company’s common stock at a reduced exercise price of $2.50 per share of common stock in exchange for the issuance of new unregistered warrants (the “Exchange Warrants”) to purchase up to an aggregate of 4,623,100 shares of common stock, equal to 200% of the number of common stock underlying the 2021 Warrants. The Company calculated the fair value of the 2021 Warrants exercised immediately before the repricing and after the repricing using the Black Scholes option pricing model. The resulting increase in fair value of $3.5 million, was considered a deemed dividend and reflected within Additional Paid-in Capital on the consolidated balance sheet as of December 31, 2023. The accounting for the transactions required an assessment of the particular features of the warrants, and the impact of those features on the accounting and classifications of the warrants. The complexities and significant estimates required a high degree of auditor judgement and an increased extent of audit effort, including the involvement of professionals in our firm with expertise in the accounting for financial instruments.
Response:
Our audit procedures related to management’s judgements of the accounting treatment for the warrants and classification, as well as the determination of fair value of the transactions. Our audit procedures included, among others, inspecting the agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting authoritative guidance. Our audit procedures also included utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by evaluating the underlying terms of the agreements and assessing the appropriateness of management’s application of the authoritative accounting guidance. In addition, we evaluated the methodologies and assumptions used to estimate the fair value of the warrants. We recalculated the value of the warrants before and after the modification date and recalculated the amount of the deemed dividend.
Impairment of Goodwill and Intangible Assets
Description:
During the year ended December 31, 2023, the Company recorded an impairment charge of $4.4 million to Intangible Assets and an impairment charge of $33.5 million to Goodwill, resulting in a balance of Intangible assets, net of approximately $23 million and a balance of Goodwill of $0 as of December 31, 2023, respectively. As discussed in Note 2 to the consolidated financial statements, the Company completes the annual goodwill and indefinite-lived intangible asset impairment tests at the end of each fiscal year. To test for goodwill impairment, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit, of which the Company has two, is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. Subjective auditor judgment was required to evaluate certain key assumptions used to determine the fair value of the reporting units and the intangible assets. For the reporting units, the key assumptions included the discount rates used in the present value calculations and forecasted revenue growth rates and operational cost trends. For the intangible assets, the key assumptions included the discount rates used in the present value calculations and the forecasted revenue growth rate and operational cost trends. Changes to these key assumptions could have had a substantial impact on the fair value of the reporting units and indefinite-lived intangible asset and the amount of the impairment charges. Additionally, the audit effort associated with the estimates required specialized valuation skills and knowledge.

Response:
The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s third-party specialist and their valuation report and checked it for mathematical accuracy. We reviewed key valuation inputs and reviewed the comparable company guidelines for reasonableness. We evaluated the forecasted revenue growth and operational costs for reasonableness by utilizing historical rates to benchmark and also used peer company data. We evaluated the Company’s discount rates by comparing the assumptions and data used by management to develop the discount rates to publicly available market data and historical experience. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the appropriateness of the valuation method utilized.

/s/ WithumSmith+Brown, PC
We have served as the Company's auditor since 2024.
Whippany, New Jersey
April 5, 2024
PCAOB ID Number: 100

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Genius Brands International, Inc. (n/k/a Kartoon Studios, Inc.):
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to restate the previously issued financial statements described in Note 2, the accompanying consolidated balance sheet of Genius Brands International, Inc. and subsidiaries (n/k/a Kartoon Studios, Inc.) (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements before the effects of the adjustments to restate the previously issued financial statements described in Note 2 present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to restate the previously issued financial statements described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
We served as the Company's auditor from 2016 to 2023.
Los Angeles, California
April 12, 2023

Kartoon Studios, Inc.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of December 31,
	2023	2022 As Restated

ASSETS
Current Assets:
Cash	$4,095	$7,432
Investments in Marketable Securities (amortized cost of $12,838 and $90,321, respectively)	11,950	83,706
Accounts Receivable, net	18,072	15,558
Tax Credits Receivable, net	20,714	26,255
Notes and Accounts Receivable from Related Party	1,435	2,844
Other Receivable	103	1,162
Prepaid Expenses and Other Assets	740	2,568
Total Current Assets	57,109	139,525

Noncurrent Assets:
Property and Equipment, net	1,877	2,400
Operating Lease Right-of-Use Assets, net	7,076	8,506
Finance Lease Right-of-Use Assets, net	1,867	2,338
Film and Television Costs, net	1,295	7,780
Investment in Your Family Entertainment AG	19,094	16,247
Intangible Assets, net	22,993	29,167
Goodwill	–	33,474
Other Assets	125	148
Total Assets	$111,436	$239,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$16,864	$11,436
Participations Payable	1,915	2,965
Accrued Expenses	691	895
Accrued Salaries and Wages	1,926	2,484
Deferred Revenue	3,127	9,065
Margin Loan	782	60,810
Production Facilities	15,336	18,282
Bank Indebtedness	2,905	1,741
Current Portion of Operating Lease Liabilities	908	802
Current Portion of Finance Lease Liabilities	1,120	1,623
Warrant Liability	63	548
Due to Related Party	3	2
Other Current Liabilities	–	255
Total Current Liabilities	45,640	110,908

Noncurrent Liabilities:
Deferred Revenue	3,458	3,369
Operating Lease Liabilities, Net Current Portion	6,736	8,095
Finance Lease Liabilities, Net Current Portion	928	1,020
Deferred Tax Liability, net	1,399	2,372
Other Noncurrent Liabilities	14	952
Total Liabilities	58,175	126,716

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 9,943,999 and 9,993,999 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	–	–
Series B Preferred Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of December 31, 2023 and December 31, 2022	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	–	–
Common Stock, $0.001 par value, 190,000,000 and 40,000,000 shares authorized, 35,323,217 and 31,961,185 shares issued and 35,247,744 and 31,918,552 outstanding as of December 31, 2023 and December 31, 2022, respectively	352	319
Additional Paid-in Capital	773,986	762,418
Treasury Stock at Cost, 75,473 and 42,633 shares of common stock as of December 31, 2023 and December 31, 2022, respectively	(339)	(290)
Accumulated Deficit	(718,546)	(641,443)
Accumulated Other Comprehensive Loss	(3,883)	(9,925)
Total Kartoon Studios, Inc. Stockholders' Equity	51,570	111,079
Non-Controlling Interests in Consolidated Subsidiaries	1,691	1,790
Total Stockholders' Equity	53,261	112,869

Total Liabilities and Stockholders’ Equity	$111,436	$239,585
The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Production Services	$26,799	$29,620
Content Distribution	11,872	24,747
Licensing & Royalties	475	2,841
Media Advisory & Advertising Services	4,939	5,091
Total Revenues	44,085	62,299

Operating Expenses:
Marketing and Sales	2,651	1,834
Direct Operating Costs	40,399	49,360
General and Administrative	35,324	45,851
Impairment of Property and Equipment	134	–
Impairment of Intangible Assets	4,413	4,117
Impairment of Goodwill	33,534	4,857
Total Operating Expenses	116,455	106,019

Loss from Operations	(72,370)	(43,720)

Interest Expense	(3,126)	(2,329)
Other Income (Expense), net	(2,679)	1,625

Loss Before Income Tax Benefit (Expense)	(78,175)	(44,424)

Income Tax Benefit (Expense)	973	(105)

Net Loss	(77,202)	(44,529)

Net (Income) Loss Attributable to Non-Controlling Interests	99	(1,066)

Net Loss Attributable to Kartoon Studios, Inc.	$(77,103)	$(45,595)

Net Loss per Share (Basic)	$(2.29)	$(1.45)
Net Loss per Share (Diluted)	$(2.29)	$(1.45)

Weighted Average Shares Outstanding (Basic)	33,672,305	31,388,277
Weighted Average Shares Outstanding (Diluted)	33,672,305	31,388,277

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022
Net Loss	$(77,202)	$(44,529)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain/(Losses) on Marketable Securities	1,231	(5,774)
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	4,496	413
Foreign Currency Translation Adjustments	315	(3,343)
Total Change in Accumulated Other Comprehensive Income (Loss)	6,042	(8,704)
Total Comprehensive Net Loss	$(71,160)	$(53,233)
Net (Income) Loss Attributable to Non-Controlling Interests	99	(1,066)
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(71,061)	$(54,299)
The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2021	30,337,914	$303	—	$–	$739,495	—	$—	$(595,848)	$(1,221)	$1,924	$144,653

Shares Issued for Wow Acquisition	1,105,708	11	1	–	11,543	–	–	–	–	–	11,554
Fair Value of Replacement Options Related to Wow Acquisition	–	–	–	–	1,213	–	–	–	–	–	1,213
Issuance of Common Stock for Services	112,287	1	–	–	752	–	–	–	–	–	753
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	404,577	4	–	–	(4)	699	(5)	–	–	–	(5)
Repurchased Shares Upon Legal Settlement	(41,934)	–	–	–	–	41,934	(285)	–	–	–	(285)
Reclassification of Stock Warrant to a Derivative Liability	–	–	–	–	(1,476)	–	–	–	–	–	(1,476)
Share Based Compensation	–	–	–	–	10,895	–	–	–	–	–	10,895
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(5,361)	–	(5,361)
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(3,343)	–	(3,343)
Distributions to Non-Controlling Interest	–	–	–	–	–	–	–	–	–	(1,200)	(1,200)
Net Income (Loss)	–	–	–	–	–	–	–	(45,595)	–	1,066	(44,529)

Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Services	481,850	–	–	–	1,105	–	–	–	–	–	1,105
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	418,648	31	–	–	(32)	32,840	(49)	–	–	–	(50)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Proceeds From Warrant Exchange, Net	2,311,550	2	–	–	4,854	–	–	–	–	–	4,856
Reclassification of Warrant Liability to Equity	–	–	–	–	2,969	–	–	–	–	–	2,969
Share Based Compensation	–	–	–	–	2,671	–	–	–	–	–	2,671
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	1	–	–	–	5,727	–	5,728
Currency Translation Adjustment	–	–	–	–	–	–	–	–	315	–	315
Net Loss	–	–	–	–	–	–	–	(77,103)	–	(99)	(77,202)

Balance, December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261
The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(77,202)	$(44,529)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	625	6,180
Depreciation and Amortization of Property, Equipment & Intangible Assets	2,549	2,711
Amortization of Right-of-Use Asset	2,782	2,024
Amortization of Premium on Marketable Securities	391	1,055
Share Based Compensation Expense	2,671	10,895
Impairment of Film and Television Costs	6,911	6,816
Impairment of Intangible Assets	4,413	4,117
Impairment of Goodwill	33,534	4,857
Unrealized Loss on Foreign Currency for Goodwill	287	–
Impairment of Property and Equipment	134	–
Loss on Early Lease Termination	258	–
Warrant Expense	12,664	–
Deferred Income Taxes	(973)	(45)
Marketing Expenses in Exchange for Stock	1,195	–
Gain on Revaluation of Equity Investments in Your Family Entertainment AG	(2,314)	(1,392)
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	(533)	1,380
Gain on Warrant Revaluation	(10,373)	(557)
Realized Loss on Marketable Securities	4,496	413
Write-Off of Contingent Consideration Liability	–	(1,340)
Write-off of Disputed Trade Payable	(925)	–
Stock Issued for Services	1,105	312
Credit Loss Expense	401	337
Other Non-Cash Items	(2)	18

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	(2,572)	1,681
Other Receivable	1,066	347
Tax Credits Earned (less capitalized)	(14,806)	(13,663)
Tax Credits Received, net	20,621	9,513
Film and Television Costs, net	(1,037)	(8,044)
Prepaid Expenses and Other Assets	622	1,283

Increase (Decrease) in Operating Liabilities:
Accounts Payable	5,346	2,751
Accrued Salaries & Wages	(592)	191
Accrued Expenses	(277)	(1,958)
Accrued Production Costs	1,092	(1,478)
Participations Payable	(1,067)	(784)
Deferred Revenue	(5,937)	(8,315)
Lease Liability	(622)	(613)
Due to Related Party	(4)	(61)
Other Liabilities	(19)	(25)
Net Cash Used in Operating Activities	$(16,092)	$(25,923)

Cash Flows from Investing Activities:
Cash Payment for Wow, net of Cash Acquired	–	(37,311)
Cash Payment for Equity Investment in Your Family Entertainment	–	(9,540)
Cash Payment for Ameba, net of Cash Acquired	–	(3,893)
Repayments from/(Loans to) Related Party for Note Receivables	1,333	(1,567)
Proceeds from Principal Collections on Marketable Securities	460	7,876
Proceeds from Sales and Maturities of Marketable Securities	72,137	14,112
Investment in Intangible Assets, net	–	(22)
Purchase of Property & Equipment	(72)	(592)
Net Cash Provided by (Used in) Investing Activities	$73,858	(30,937)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	21,160	68,826
Repayments of Margin Loan	(81,169)	(13,479)
Proceeds from Production Facilities	12,932	11,359
Repayment of Production Facilities	(17,667)	(9,383)
Proceeds from Bank Indebtedness, net	1,122	225
Proceeds from Warrant Exchange, net	5,299	–
Principal Payments on Finance Lease Obligations	(2,162)	(1,310)
Debt Issuance Costs	(18)	(54)
Distributions to Non-Controlling Interest	–	(1,200)
Repurchase of Common Stock	–	(285)
Shares Withheld for Taxes on Vested Restricted Shares	(49)	(5)
Payment for Warrant Put Option Exercise	(250)	(250)
Net Cash Provided by (Used in) Financing Activities	$(60,802)	54,444

Effect of Exchange Rate Changes on Cash	(301)	(212)

Net Decrease in Cash	(3,337)	(2,628)
Beginning Cash	7,432	10,060
Ending Cash	$4,095	$7,432

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$1,822	$252
Cash Paid for Taxes	$64	$19

Non-Cash Operating Activities
Reduction in Leased Asset Due to Modified Lease Liability	$219	$–

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$1,432	$582
Warrants Issued for Services	$443	$–
Shares Issued for Wow Acquisition	$–	$11,554
Fair Value of Replacement Options Granted Related to Wow Acquisition	$–	$1,213
Warrant Modification	$3,510	$–
The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Note 1: Organization and Business
Organization and Nature of Business
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.) (the “Company” or “we,” “us” or “our”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television, and licenses properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids and via KartoonChannel.com, as well as Samsung and LG smart TVs. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including, but not limited to, Netflix, Paramount+, Max, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.
Through the Company’s investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), it has gained access to one of the largest animation catalogues in Europe with over 50 titles consisting of over 1,600 episodes, and a global distribution network which currently covers over 60 territories worldwide.
Through the ownership of Wow, the Company established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused multi-channel network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.
The Company has rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).
The Company also owns The Beacon Media Group, LLC (“Beacon Media”) and The Beacon Communications Group, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American marketing and media agency and its first-class media research, planning and buying division. Beacon represents over 30 kids and family clients, including Bandai Namco, Moose Toys, Bazooka Candy Brands and Playmobil.
In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids and has become a focal point of revenue for TOON Media Networks’ subscription offering.

On June 23, 2023, the Company was renamed Kartoon Studios, Inc. On June 26, 2023, the Company transferred its listing to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, the Company voluntarily delisted from the Nasdaq Capital Market (“Nasdaq”). The Company’s common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.

Recent Transactions
Exercise of 2021 Warrants and Issuance of New Warrants
On June 26, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain existing institutional and accredited investors pursuant to which such investors agreed to exercise for cash certain warrants issued by the Company in January 2021 (the “2021 Warrants”) to purchase 2,311,550 shares of common stock (the “Exercise”). To induce the Exercise by holders of the 2021 Warrants, the Company also amended the exercise price of the 2021 Warrants from $23.70 per share (as adjusted pursuant to a 1-for-10 reverse stock split of our outstanding shares of common stock effected on February 10, 2023) to $2.50 per share pursuant to the terms of the 2021 Warrants. In consideration for the Exercise, the exercising holders received warrants to purchase up to 4,623,100 shares of common stock, and The Special Equities Group, LLC, a division of Dawson James Securities, Inc. (“SEG”) which acted as the warrant solicitation agent for the Exercise, received a warrant to purchase up to 161,809 shares of common stock (collectively, the “Warrants”). The Warrants are exercisable at any time beginning on November 1, 2023 (i.e., the date stockholder approval was received as described therein) (the “Initial Exercise Date”) and ends on the fifth anniversary of the Initial Exercise Date at a price per share of $2.50. Pursuant to the Letter Agreements, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the Warrants on July 26, 2023.
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
All shares of Series C Preferred Stock that had not been duly voted by proxy prior to the opening of the Special Meeting were automatically redeemed in whole, but not in part, by the Company as of immediately prior to the opening of such meeting. Any outstanding shares of Series C Preferred Stock that had not been redeemed prior to the opening of the Special Meeting were redeemed in whole, but not in part, automatically upon the approval of the Share Increase Proposal by the stockholders. Each share of Series C Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series C Preferred Stock that had been held as of immediately prior to the applicable redemption. However, the redemption consideration in respect of the shares of Series C Preferred Stock (or fractions thereof) was only payable to such owners on the number of shares owned and redeemed pursuant to the redemptions rounded down to the nearest whole number that is a multiple of ten (such, that for example, an owner of 25 shares of Series C Preferred Stock redeemed was entitled to receive cash payment only on redemption of 20 shares of Series C Preferred Stock).
Liquidity
As of December 31, 2023, the Company had cash of $4.1 million, which decreased by $3.3 million as compared to December 31, 2022. The decrease was primarily due to cash used in financing activities of $60.8 million and cash used in operating activities of $16.1 million, offset by cash provided by investing activities of $73.9 million. The cash used in financing activities was primarily due to repayment of the margin loan, production facilities and bank indebtedness, net proceeds of $63.6 million and payments on finance leases of $2.2 million, offset by cash received from the warrant exchange of $5.3 million. The cash provided by investing activities was due to sales and maturities of marketable securities of $72.1 million.
As of December 31, 2023, the Company held available-for-sale marketable securities with a fair value of $12.0 million, a decrease of $71.8 million as compared to December 31, 2022 due to sales and maturities during the year ended December 31, 2023. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
As of December 31, 2023 and December 31, 2022, the Company’s margin loan balance was $0.8 million and $60.8 million, respectively. During the year ended December 31, 2023, the Company borrowed an additional $21.2 million from its investment margin account and repaid $81.2 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.98% and 1.66%, respectively, on average margin loan balances of $27.4 million and $27.1 million as of December 31, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $1.5 million and $1.3 million during the years ended December 31, 2023 and December 31, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s consolidated balance sheets.
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of $4.2 million U.S. dollars (“USD”) or $5.5 million Canadian dollars (“CAD”). The Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio as of December 31, 2023. The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at any time by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants.
Subsequent to December 31, 2023, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility during March 2024. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. The equipment lease line was amended to set the maximum that can be borrowed under the equipment lease line to CAD 1.6 million. As at December 31, 2023, the Company has drawn down the maximum of CAD 1.6 million under the equipment lease line. The Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of December 31, 2023 and the date of the amendment, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. The amendment did not have any impact on the Company’s existing production facilities that are separate from the revolving demand facility and are used for financing specific productions.
Historically, the Company has incurred net losses. For the years ended December 31, 2023 and 2022, the Company reported net losses of $77.2 million and $44.5 million, respectively. The Company reported net cash used in operating activities of $16.1 million and $25.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $718.5 million and total stockholders’ equity of $53.3 million. As of December 31, 2023, the Company had current assets of $57.1 million, including cash of $4.1 million and marketable securities of $11.9 million, and current liabilities of $45.6 million. The Company had working capital of $11.5 million as of December 31, 2023, compared to working capital of $28.6 million as of December 31, 2022. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and noted the Company has sufficient marketable securities and investments to fund operations for the next 12 months. In addition, the Company has the ability to reduce operating costs and use equity and equity-linked instruments to pay for services and compensation.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).
Reclassifications
Certain prior period amounts included within the statement of cash flows have been reclassified or presented to conform with the current period presentation. The reclassifications and changes in presentation had no impact on the Company's net loss or balance sheet.

Restatement of Previously Issued 2022 Financial Statements and Unaudited Interim 2023 Financial Statements
During the course of our financial reporting close for the 2023 financial statements, the Company identified various errors associated with its 2022 annual and 2023 previously reported consolidated financial statements as noted below.
The consolidated balance sheet as of December 31, 2022 includes a correction of an error identified during the fourth quarter of fiscal year December 31, 2023. The error is related to an understatement of Deferred Tax Liability, net of $1.7 million with a corresponding increase to goodwill that were omitted from the Company’s business combination accounting associated with the acquisition of Wow and Frederator in April of 2022. Refer to Note 9 for details related to the goodwill and intangible asset balances and Note 18 related to income taxes.
During the first quarter of 2023, the Frederator indefinite-lived intangible asset was determined to be impaired as previously reported. In correction of the error in 2022 which established the deferred tax liability balance associated with the tradename, as noted above, the Company would have decreased the deferred tax liability by $0.2 million and record a corresponding increase to Income Tax Benefit on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023.
During the second quarter of 2023, the Company identified an error in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and the unaudited condensed consolidated balance sheet as of March 31, 2023. The Company’s Deferred Tax Liability, net and Net Loss for the period ended March 31, 2023 were overstated by $0.7 million.
The consolidated statement of operations for the year ended 2023 and the consolidated balance sheet as of December 31, 2023 include the correction of an error identified during the fourth quarter of fiscal year 2023. The error is related to an overstatement of Warrant Incentive Expense recorded within Other Income (Expense), net and Additional Paid-in-Capital of $3.5 million associated with the warrant modification in June 2023.
In accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), codified in Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections (“ASC 250”), the Company evaluated the materiality of the above errors from a quantitative and qualitative perspective and concluded that the errors were material to the Company’s 2022 consolidated financial statements and the 2022 and 2023 condensed interim consolidated financial statements and the financial statements should be restated to present the identified adjustments. The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2022 and 2023 and September 30, 2022 and 2023 or Annual Report on Form 10-K for 2022, but instead is restating the consolidated financial statements in this Annual Report on Form 10-K.
The following tables show the Company’s 2022 unaudited condensed consolidated balance sheets as of June 30, 2022 and September 30, 2022 and the audited consolidated balance sheet as of December 31, 2022 and the Company’s 2023 unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2023, as of and for the three and six months period ended June 30, 2023 and as of and for the nine months period ended September 30, 2023 as previously reported, adjustments and as restated for the periods presented:

	As of June 30, 2022
	As Previously Reported	Adjustments	As Restated
Total Assets	(in thousands)
Goodwill	$36,720	1,667	$38,387
Total Assets	$272,342	1,667	$274,009

Total Liabilities
Deferred Tax Liability	$–	1,667	$1,667
Total Liabilities	$129,255	1,667	$130,922

	As of September 30, 2022
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Total Assets
Goodwill	$35,748	1,667	$37,415
Total Assets	$253,991	1,667	$255,658

Total Liabilities
Deferred Tax Liability	$–	1,667	$1,667
Total Liabilities	$125,533	1,667	$127,200

	As of December 31, 2022
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Total Assets
Goodwill	$31,807	1,667	$33,474
Total Assets	$237,918	1,667	$239,585

Total Liabilities
Deferred Tax Liability	$705	1,667	$2,372
Total Liabilities	$125,049	1,667	$126,716

	As of March 31, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Total Assets
Goodwill	$20,520	1,667	$22,187
Total Assets	$196,560	1,667	$198,227

Total Liabilities
Deferred Tax Liability	$705	733	$1,438
Total Liabilities	$105,213	733	$105,946

Stockholders' Equity
Accumulated Deficit	$(666,205)	934	$(665,271)
Total Stockholders' Equity	$91,347	934	$92,281

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands, except share and per share data)
Net Loss Attributable to Kartoon Studios, Inc.
Income Tax Benefit (Expense)	$–	934	$934
Net Loss	$(24,793)	934	$(23,859)
Net Loss Attributable to Kartoon Studios, Inc.	$(24,762)	934	$(23,828)
Net Loss per Share (Basic)	$(0.77)	0.03	$(0.74)
Net Loss per Share (Diluted)	$(0.77)	0.03	$(0.74)
Weighted Average Shares Outstanding (Basic)	31,978,335		31,978,335
Weighted Average Shares Outstanding (Diluted)	31,978,335		31,978,335

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Total Assets
Goodwill	$20,852	1,667	$22,519
Total Assets	$177,983	1,667	$179,650

Total Liabilities
Deferred Tax Liability	$–	1,438	$1,438
Total Liabilities	$90,470	1,438	$91,908

Stockholders' Equity
Additional Paid-in-Capital	$773,377	(3,510)	$769,867
Accumulated Deficit	$(681,435)	3,739	$(677,696)
Total Stockholders' Equity	$87,513	229	$87,742

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands, except share and per share data)
Net Loss Attributable to Kartoon Studios, Inc.
Other Income (Expense)	$(6,368)	3,510	$(2,858)
Income Tax Benefit (Expense)	$705	(705)	$–
Net Loss	$(15,246)	2,805	$(12,441)
Net Loss Attributable to Kartoon Studios, Inc.	$(15,230)	2,805	$(12,425)
Net Loss per Share (Basic)	$(0.47)	0.09	$(0.38)
Net Loss per Share (Diluted)	$(0.47)	0.09	$(0.38)

Weighted Average Shares Outstanding (Basic)	32,379,852		32,379,852
Weighted Average Shares Outstanding (Diluted)	32,379,852		32,379,852

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands, except share and per share data)
Net Loss Attributable to Kartoon Studios, Inc.
Other Income (Expense)	$(8,080)	3,510	$(4,570)
Income Tax Benefit (Expense)	$705	229	$934
Net Loss	$(40,039)	3,739	$(36,300)
Net Loss Attributable to Kartoon Studios, Inc.	$(39,992)	3,739	$(36,253)
Net Loss per Share (Basic)	$(1.24)	0.12	$(1.12)
Net Loss per Share (Diluted)	$(1.24)	0.12	$(1.12)
Weighted Average Shares Outstanding (Basic)	32,180,202		32,180,202
Weighted Average Shares Outstanding (Diluted)	32,180,202		32,180,202

	As of September 30, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Total Assets
Goodwill	$20,569	1,667	$22,236
Total Assets	$136,174	1,667	$137,841

Total Liabilities
Deferred Tax Liability	$–	1,438	$1,438
Total Liabilities	$62,163	1,438	$63,601

Stockholders' Equity
Additional Paid-in-Capital	$773,885	(3,510)	$770,375
Accumulated Deficit	$(696,911)	3,739	$(693,172)
Total Stockholders' Equity	$74,011	229	$74,240

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
	(in thousands, except share and per share data)
Net Loss Attributable to Kartoon Studios, Inc.
Other Income (Expense)	$(10,293)	3,510	$(6,783)
Income Tax Benefit (Expense)	$705	229	$934
Net Loss	$(55,551)	3,739	$(51,812)
Net Loss Attributable to Kartoon Studios, Inc.	$(55,468)	3,739	$(51,729)
Net Loss per Share (Basic)	$(1.67)	0.11	$(1.56)
Net Loss per Share (Diluted)	$(1.67)	0.11	$(1.56)

Weighted Average Shares Outstanding (Basic)	33,160,228	33,160,228
Weighted Average Shares Outstanding (Diluted)	33,160,228	33,160,228
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
Principles of Consolidation and Basis of Presentation
The Company’s consolidated financial statements include the accounts of Kartoon Studios, Inc. and its wholly-owned subsidiaries. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The interests in a variable interest entity which the Company does not control are recorded as non-controlling interests. Non-consolidated investments are accounted for using the equity method or the fair value option and recorded at fair value with changes recognized within Other Income (Expense), net on the consolidated statements of operations and comprehensive income (loss). All significant intercompany accounts and transactions have been eliminated upon consolidation.
Business Combinations
The Company accounts for transactions that are classified as business combinations in accordance with FASB ASC 805, Business Combinations (“ASC 805”). Once a business is acquired, the Company allocates the fair value of the purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. As required, preliminary fair values are determined upon acquisition, with the final determination of the fair values being completed within the one-year measurement period from the date of acquisition. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets requires that the Company use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. The Company estimates the fair value based upon assumptions that management believes to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Foreign Currency
The Company considers the USD to be its functional currency for its United States and certain Canadian based operations. The CAD is the functional currency of Wow, a wholly-owned subsidiary of the Company. Accordingly, the financial information is translated from CAD to USD for inclusion in the Company’s consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of Accumulated Other Comprehensive Income (Loss), net in stockholders’ equity.
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
As of December 31, 2023, the FX forward contracts were fully settled and netted to zero on the Company’s consolidated balance sheets. The Company recorded a realized gain of $0.1 million within Production Services Revenue on the consolidated statement of operations.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had cash of $4.1 million and $7.4 million, respectively, that at times could exceed Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. The availability of certain short-term lines of credit is dependent on the Company maintaining compensating balances. The compensating balances are not legally restricted and may be withdrawn, therefore the Company classifies them as cash on the consolidated balance sheets. As of

December 31, 2023 and December 31, 2022, the total compensating balance maintained was $1.1 million. The Company did not have any cash equivalents as of the periods presented.
Trade Accounts Receivable and Allowance for Credit Loss
Accounts receivables are presented on the consolidated balance sheets, net of estimated uncollectible amounts. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts does not appear probable. As of December 31, 2023 and December 31, 2022, the Company recorded an allowance for credit loss of $189,245 and $65,421, respectively.
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
As of December 31, 2023 and December 31, 2022, $20.7 million and $26.3 million in current tax credit receivables related to Wow’s film and television productions were recorded, net of $0.5 million and $0.2 million, respectively, recorded as an allowance for credit loss. It is estimated that the Company will collect the receivables balance, therefore no additional reserve was recorded.
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
Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in Accumulated Other Comprehensive Income (Loss), a component of stockholders’

equity. Gains and losses as a result of sales of securities are reclassified from previously unrealized gains and losses on AFS securities in Accumulated Other Comprehensive Income (Loss) to Other Income (Expense), net, in the consolidated statements of operations.
On a quarterly basis, the Company reviews its AFS securities to assess declines in fair value for credit losses. For each AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or is more-likely-than-not required to sell the debt security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, the Company recognizes the impairment as a credit loss in the consolidated statements of operations by writing down the security’s amortized cost to its fair value. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss. The portion of the decline in fair value that is due to factors other than a credit loss is recognized in Accumulated Other Comprehensive Income (Loss) as an unrealized loss.
The Company reports accrued interest receivable separately from the AFS securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the consolidated balance sheets, approximately $54,642 and $0.3 million in interest income were receivable as of December 31, 2023 and December 31, 2022, respectively.
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
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the consolidated statements of operations. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. Refer to Note 6 for details on the Company’s assessments of fair value during the years ended December 31, 2023 and December 31, 2022.
Right-of-Use Leased Assets
The Company determines at contract inception whether the arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance under FASB ASC 842, Leases (“ASC 842”). For all leases, the Company combines all components of the lease including related nonlease components as a single component. Operating leases are reflected as Operating Lease Right-of-Use (“ROU”) Assets and Operating Lease Liabilities and finance leases are reflected as Finance Lease ROU assets and Finance Lease Liabilities on the consolidated balance sheets.

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
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of business, some titles are more successful or less successful than anticipated. Management reviews the ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Costs on the consolidated statements of operations.
All capitalized costs that exceed the initial market firm commitment revenue are expensed in the period of delivery of the episodes. Additionally, for episodic series, from time to time, the Company develops additional content, improved animation and bonus songs/features for its existing content. After the initial release of the episodic series, the costs of significant improvement to existing products are capitalized while routine and periodic alterations to existing products are expensed as incurred. Refer to Note 8 for details.

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
Refer to Note 9 for details on the Company’s assessments of fair value during the years ended December 31, 2023 and December 31, 2022.
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

Revenue Recognition
The Company accounts for revenue according to FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”).
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
The Company has identified the following material and distinct performance obligations:
•Providing animation production services
•Licensing rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality)
•Licensing rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content)
•Providing media advisory and advertising services to clients
•Fixed and variable fee advertising and subscription-based revenue generated from the Kartoon Studios Kartoon Channel!, Ameba TV, the Frederator owned and operated YouTube channels and revenues generated from the operation of its multi-channel network, Channel Frederator Network, on YouTube
•Options to renew or extend a contract at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)
•Options on future seasons of content at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)
Production Services
Animation Production Services
For revenue from animation production services, the customer controls the output throughout the production process. Each production is made to an individual customer’s specifications and if the contract is terminated by the customer, the Company is entitled to be reimbursed for any costs incurred to date, and for any prepaid commitments made, plus the agreed contractual mark-up. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis - i.e., as the project is being produced, prior to it being delivered to the customer. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within Other Receivable on the Company’s consolidated balance sheets. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
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
Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, the Company recognizes this difference as unbilled accounts receivable within Other Receivable on the Company’s consolidated balance sheets. Unbilled accounts receivables are transferred to accounts receivable when the Company has an unconditional right to consideration.
Advertising Revenues
The Company sells advertising and subscriptions on its wholly-owned AVOD service, Kartoon Channel!, and its SVOD distribution outlets, Kartoon Channel! Kidaverse and Ameba TV. Advertising sales are generated in the form of either flat rate promotions or advertising impressions served. For flat rate promotions with a fixed term, revenue is recognized when all five revenue recognition criteria under ASC 606 are met. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per 1000 (mille) impressions (“CPM”). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served. For subscription-based revenue, revenue is recognized when a customer downloads the mobile device application and their credit card is charged.
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
Media Advisory & Advertising Services
The Company provides media advisory and advertising consulting services to clients. Revenue is recognized when the services are performed or as paid through the monthly retainer. When the Company purchases advertising for clients on linear and across digital and streaming platforms and receives a commission, the commissions are recognized as revenue in the month the advertising is displayed.
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
The Company recognizes compensation expense over the requisite service period ratably, using the graded attribution method, which is in-substance, recognizing multiple awards based on the vesting schedule. The Company has elected to account for forfeitures when they occur. The Company issues authorized shares available for issuance under the Company’s 2020 Incentive Plan upon employees’ exercise of their stock options.
Debt Issuance Costs
Debt issuance costs relate to the issuance of Wow’s Production Facilities and are recorded as a reduction to the carrying amount of debt and amortized to interest expense using the effective interest method over the respective terms of the facilities. Debt issuance costs directly attributable to the acquisition or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time the assets are substantially ready for their intended use or sale. Debt issuance costs as of December 31, 2023 and December 31, 2022 were insignificant.
Earnings Per Share
Basic earnings (loss) per share of common stock (“EPS”) is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. For the years ended December 31, 2023 and 2022, all shares were deemed antidilutive.
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
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 0.1 million. As of December 31, 2023 and December 31, 2022, the Company had ten and twelve bank deposit accounts with an aggregate uninsured balance of $2.5 million and $3.4 million, respectively.
The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $12.0 million and $83.7 million as of December 31, 2023 and December 31, 2022, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of December 31, 2023 and December 31, 2022, the Company did not have account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
At December 31, 2023, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 74.4% of the total revenue. As of December 31, 2023, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 63.3% of the total accounts receivable as of December 31, 2023.
At December 31, 2022, the Company had four customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 71.9% of the total revenue. As of December 31, 2022, the Company had two customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 26.1% of the total accounts receivable as of December 31, 2022.
There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:
•Level 1 - Observable inputs such as quoted prices for identical instruments in active markets
•Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active
•Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. The Company used the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM option pricing model (Level 2) with standard valuation inputs. Refer to Note 16 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 1). Refer to Note 4 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).
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
The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
Corporate Bonds	$5,908	$–	$5,908
U.S. Treasury	609	–	609
U.S. agency and government sponsored securities	–	1,852	1,852
U.S. states and municipalities	–	3,581	3,581
Total	$6,517	$5,433	$11,950
Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of December 31, 2023 and December 31, 2022. Refer to Note 5 for additional details.
Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s goodwill, intangible assets and film and television costs.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Early adoption is permitted for interim and annual reporting periods. The Company has adopted the ASU as of January 1, 2023. The adoption of this ASU resulted in updated disclosures within our financial statements, but did not impact the consolidated financial statements. Refer to Note 5 for additional details.

New Accounting Standards Issued but Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is not expected to be material.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.
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
During the year ended December 31, 2023, SLU generated an insignificant amount of net income. There were no contributions or distributions during the year ended December 31, 2023 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.
Note 4: Investment in Equity Interest
As of December 31, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of December 31, 2023, the fair value of the investment was determined to be $19.1 million recorded within noncurrent assets on the Company’s consolidated balance sheets. The fair value as of December 31, 2023 increased by net $2.8 million, as compared to December 31, 2022. The net increase is comprised of the net impact of an increase in YFE’s stock price, resulting in a gain in fair value of $2.3 million, and the effect of foreign currency remeasurement from EURO to USD, resulting in a gain of $0.5 million. The total change in fair value is recorded within Other Income (Expense), net on the Company’s consolidated statement of operations. As of December 31, 2023 and December 31, 2022, the Company’s ownership in YFE was 44.8%.
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
The investments in marketable securities had an adjusted cost basis of $12.8 million and a market value of $12.0 million as of December 31, 2023. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$6,333	$(425)	$5,908
U.S. Treasury	646	(37)	609
U.S. Agency and Government Sponsored Securities	2,000	(148)	1,852
U.S. States and Municipalities	3,859	(278)	3,581
Total	$12,838	$(888)	$11,950
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
The Company holds 10 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of December 31, 2023. The AFS securities held by the Company as of December 31, 2022 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of December 31, 2023 and December 31, 2022, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.
Realized losses of $4.5 million and $0.4 million were recognized in earnings during the years ended December 31, 2023 and 2022, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities.
The contractual maturities of the Company’s marketable investments as of December 31, 2023 were as follows (in thousands):

Fair Value
Due within 1 year	$–
Due after 1 year through 5 years	11,950
Total	$11,950
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net
The Company has property and equipment as follows (in thousands):

	As of December 31,
	2023	2022
Furniture and Equipment	$117	$224
Computer Equipment	219	315
Leasehold Improvements	2,200	2,273
Software	192	263
Production Equipment	–	23
Property and Equipment, Gross	2,728	3,098

Less Accumulated Depreciation	(724)	(530)
Foreign Currency Translation Adjustment	(127)	(168)
Property and Equipment, net	$1,877	$2,400
During the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $0.4 million for both respective periods.
The Company terminated its New Jersey office lease effective August 1, 2023. The property and equipment that would no longer be utilized was written down to zero, resulting in a $0.1 million loss, recorded as Loss on Lease Termination within Other Income (Expense), net on the consolidated statement of operations in the year ended December 31, 2023.
In addition, during the first quarter of 2023, a reassessment of the Company’s long-lived assets was performed due to changes in its estimated undiscounted future cash flows. As a result, a loss of $0.1 million was recorded as an Impairment of Property and Equipment within Operating Expenses on the consolidated statement of operations in the year ended December 31, 2023.
The Company did not incur any impairment charges or write-downs during the year ended December 31, 2022.
Note 7: Leased Right-of-Use Assets, net
Leased right-of-use assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Office Lease Assets	$9,437	$10,313
Equipment Lease Assets	5,360	3,928
Right-of-Use Assets, Gross	14,797	14,241

Accumulated Amortization	(5,237)	(2,587)
Foreign Currency Translation Adjustment	(617)	(810)
Leased Right-of-Use Assets, net	$8,943	$10,844
Refer to Note 19 for details on the Company’s lease commitments.
As of December 31, 2023, the weighted-average lease term for the Company’s operating leases was 83 months and the weighted-average discount rate was 11.1%. As of December 31, 2022, the weighted-average lease term for operating leases was 93 months and the weighted-average discount rate was 10.4%.

Operating lease costs during the years ended December 31, 2023 and 2022 were $1.6 million and $1.4 million, respectively, recorded within General and Administrative Expenses on the Company’s consolidated statements of operations.
On August 2, 2023, Beacon Media, signed a Termination of Lease Agreement (the “Lease Termination”), effective August 1, 2023 (the “Effective Date”), related to the office space in Lyndhurst, NJ. The Lease Termination requires Beacon Media to pay an aggregate of $0.1 million in consideration of terminating the lease, payable in four equal installments, starting on the cease-use date of August 1, 2023. If it fails to pay any installment within five days of being due, Beacon Media would be responsible for the full exposure on the lease of $0.6 million. The Lease Termination included a waiver of the security deposit in the amount of $26,208 and an agreement to leave the furniture, fixtures and leasehold improvements with a carrying value of $0.1 million on the Effective Date. The Company wrote off the ROU asset, lease liability, prepaid deposit and fixed assets on the Effective Date. Including fees, the Company recorded a total loss on lease termination of $0.3 million within Other Income (Expense), net on the Company’s consolidated statement of operations during the year ended December 31, 2023.
Starting from November 1, 2023, the Company's lease for their Vancouver office underwent modifications, which included rent concessions and deferrals for rent payments. However, these changes do not cover common area maintenance (“CAM”) costs. The landlord abated November 1, 2023 and December 1, 2023 rent payments in the amount of CAD 0.2 million and granted deferral of January-April 1, 2024 rent payments in the amount of CAD 0.4 million. The deferral balance is required to be repaid in 8 equal payments of CAD 0.1 million by way of adding the payment to the originally scheduled payments starting on May 1, 2024. In addition, the lease was amended to give the landlord the right to terminate the lease at any time with no less than twelve months’ notice. The Company accounted for the changes as a modification under ASC 842. Per ASC 842, the Company remeasured the lease liability using a discount rate as of the effective date of modification on the basis of the remaining lease term and payments. Based on the modified lease payment terms, the discount rate was determined to be 11.7%. The remeasured lease liability as of November 1, 2023 was USD 5.4 million (CAD 7.1 million). The difference of USD 0.2 million (CAD 0.3 million) compared to the lease liability balance pre-modification was recorded as a reduction to the corresponding right-of-use asset. The remaining lease costs of USD 8.3 million (CAD 11.0 million) will be recognized on a straight-line basis over the remaining lease term.
During the year ended December 31, 2023 the Company recorded finance lease costs of $2.1 million comprised of ROU amortization of $1.9 million and $0.2 million of interest accretion. During the year ended December 31, 2022 the Company recorded finance lease costs of $1.5 million comprised of ROU amortization of $1.3 million and $0.1 million of interest accretion. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s consolidated statements of operations.
Note 8: Film and Television Costs, net
The following table highlights the activity in Film and Television Costs as of December 31, 2023 and December 31, 2022 (in thousands):

Film and Television Costs, net as of December 31, 2021	$2,940
Additions to Film and Television Costs	18,364
Disposals	(11)
Film Amortization Expense & Impairment Losses	(12,996)
Foreign Currency Translation Adjustment	(517)
Film and Television Costs, net as of December 31, 2022	7,780
Additions to Film and Television Costs	1,078
Disposals	(41)
Film Amortization Expense & Impairment Losses	(7,536)
Foreign Currency Translation Adjustment	14
Film and Television Costs, net as of December 31, 2023	$1,295
During the year ended December 31, 2023, the Company recorded amortization expense of $7.5 million, which includes impairment charges of $6.9 million. The impairments were a result of inactive projects, projects not advancing to the production stage due to a lack of interest from potential partners and an overall economic downturn affecting customers in the entertainment industry. During the year ended December 31, 2022, the Company recorded amortization expense of

$13.0 million, which includes impairment charges of $6.8 million comprised of $1.0 million related to the write-off of the license rights to YFE titles and $5.8 million related to production costs.
Note 9: Intangible Assets, net and Goodwill
Intangible Assets, net
The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, net

	Weighted Average Remaining Amortization Period	As of December 31,
		2023	2022
Customer Relationships	6.5	$17,325	$17,325
Digital Networks	14.3	803	3,537
Trade Names	67.4	9,970	11,783
Technology	–	–	293
Other Intangible Assets (a)	–	–	325
Intangible Assets, gross		28,098	33,263

Less Accumulated Amortization		(3,794)	(2,398)
Foreign Currency Translation Adjustment		(1,311)	(1,698)
Intangible Assets, net		$22,993	$29,167
_______________________
(a)Represents the logo and website intangible assets related to the merger with A Squared that has been fully amortized during the year ended December 31, 2023.
During the years ended December 31, 2023 and 2022, the Company recorded intangible asset amortization expense of $2.1 million and $2.3 million, respectively.
Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company reviews its intangible assets periodically to determine if the value should be retired or impaired due to recent events. During the year ended December 31, 2023, due to changes in the Company’s financial projections, the Company reassessed its definite and indefinite-lived intangible asset values to determine whether impairments existed. As a result, the Company recorded a total impairment of $4.4 million as Impairment of Intangible Assets within Operating Expenses in the consolidated statement of operations. The impairment charge consisted of a write-down of definite-lived intangible assets of $2.8 million, due to a decrease in an asset group’s estimated undiscounted cash flows and an impairment of the Frederator Tradename, an indefinite-lived intangible asset, of $1.7 million due to a decrease in its estimated present value of cash flows.
During the year ended December 31, 2022, as a result of the Company’s annual impairment testing, the Company recorded an impairment charge of $4.1 million related to Beacon’s Non-Compete Agreements and Customer Relationships.

Expected future amortization of intangible assets subject to amortization as of December 31, 2023 is as follows (in thousands):

Fiscal Year:
2024	$2,100
2025	2,100
2026	2,100
2027	2,100
2028	2,100
Thereafter	6,836
Total	$17,336
As of December 31, 2023, $5.7 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill remaining in one of its reporting units (in thousands):

Content Production & Distribution
Goodwill as of December 31, 2022 (1)	$33,474
Goodwill Impairment	(33,534)
Foreign Currency Translation Adjustment	60
Goodwill as of December 31, 2023	$–
(1) The December 31, 2022 balance is adjusted to include the correction of error as noted in Note 2 within the Restatement of Previously Issued 2022 Financial Statements and Unaudited Interim 2023 Financial Statements section.
As Wow's functional currency is the CAD, goodwill changes each period due to currency exchange differences.
During the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $4.9 million that resulted in a remaining balance of $0 related to the goodwill allocated to its Media Advisory & Advertising Services reporting unit.
During the year ended December 31, 2023, the Company reassessed its remaining goodwill allocated to the Content Production and Distribution reporting unit for impairment. As a result, the Company wrote the total goodwill balance to $0 and recorded an Impairment of Goodwill of $33.5 million within Operating Expenses in its consolidated statement of operations.
Note 10: Deferred Revenue
As of December 31, 2023 and December 31, 2022, the Company had aggregate short term and long term deferred revenue of $6.6 million and $12.4 million, respectively. The decrease in deferred revenue is primarily related to productions on various shows nearing completion of the project as of December 31, 2023, compared to the progress as of December 31, 2022. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 11: Margin Loan
As of December 31, 2023 and December 31, 2022, the Company’s margin loan balance was $0.8 million and $60.8 million, respectively. During the year ended December 31, 2023, the Company borrowed an additional $21.2 million from its investment margin account and repaid $81.2 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.98% and 1.66%, respectively, on average margin loan balances of $27.4 million and $27.1 million as of December 31, 2023 and December 31, 2022, respectively. The Company incurred interest expense on the loan of $1.5 million and $1.3 million during the years ended December 31, 2023 and December 31, 2022, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s consolidated balance sheets.
Note 12: Bank Indebtedness and Production Facilities
Upon the acquisition of Wow, the Company assumed certain credit facilities (together, the “Facilities”). The Facilities are comprised of the following:
Revolving Demand Facility

As of December 31, 2023 and December 31, 2022, the Company had an outstanding balance of USD 2.9 million USD (CAD 3.8 million) and USD 1.7 million (CAD 2.4 million), respectively, on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s consolidated balance sheets.
Subsequent to December 31, 2023, the Company amended the revolving demand facility during March 2024. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum.
Equipment Lease Line
On March 17, 2023, the Company amended the terms of its equipment lease line. Under the equipment lease line, the Company may borrow up to CAD 4.0 million. Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 3.94% to 7.18% with remaining lease terms of 2 - 34 months.
As of December 31, 2023 and December 31, 2022, the Company had drawn down a total of USD 1.2 million (CAD 1.6 million) and USD 2.4 million (CAD 3.3 million), respectively, under the equipment lease line. As of December 31, 2023 and December 31, 2022, the outstanding balances, net of repayments, were included within current and noncurrent Finance Lease Liabilities on the Company’s consolidated balance sheets.
Subsequent to December 31, 2023, the Company amended the equipment lease line during March 2024. The equipment lease line was amended to set the maximum that can be borrowed under the equipment lease line to CAD 1.6 million. As of December 31, 2023, the Company has drawn down the maximum of CAD 1.6 million under the equipment lease line.
Treasury Risk Management Facility
Advances of up to CAD 0.5 million available under the treasury risk management facility are subject to market rates as determined by the lender’s treasury department or derivatives group at the time of the drawdown request. The maximum term for foreign exchange forward contracts and interest rate swaps is one year. The treasury risk management facility is payable on demand at any time.
As of December 31, 2023 and December 31, 2022, there were no outstanding amounts drawn under the treasury risk management facility.
Subsequent to December 31, 2023, an amendment was entered into that removed the treasury risk management facility.
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
As of December 31, 2023 and December 31, 2022, the Company had an outstanding balance of USD 15.3 million (CAD 20.3 million), including USD 1.4 million (CAD 1.9 million) of interest and USD 18.3 million (CAD 24.8 million), including USD 1.1 million (CAD 1.5 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s consolidated balance sheets.
Equipment Lease Facility
Separate from the equipment lease line described above, the Company entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to CAD 1.4 million in total. Each equipment lease is for a term of three years and will have specific financing terms such as finance amount and the bank’s lease base rate.
As of December 31, 2023 and December 31, 2022, the Company had drawn USD 0.8 million (CAD 1.1 million) and USD 0.5 million (CAD 0.7 million), respectively, under the equipment lease facility. As of December 31, 2023 and December 31, 2022, the outstanding balances, net of repayments, were included within current and noncurrent Finance Lease Liabilities, net on the Company’s consolidated balance sheets.
Loan Covenants, Violations and Waiver
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility, revolving equipment lease line and treasury risk management facility that have an aggregate total outstanding balance of USD 4.2 million (CAD 5.5 million). The Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as of December 31, 2023. The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.
The revolving demand facility and the treasury risk management facility can be called at any time by the lender as per the original terms of the facilities. The risk of the lender demanding repayment can be deemed greater due to the breach of covenants.

Subsequent to December 31, 2023, an amendment was entered into that introduced revised financial covenants that are effective as of March 15, 2024.

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
As of December 31, 2023, the total number of authorized shares of common stock was 190,000,000.
As of December 31, 2023 and December 31, 2022, there were 35,247,744 and 31,918,552 shares of common stock outstanding, respectively.

During the year ended December 31, 2023, the Company issued 481,850 shares of common stock for services. Included in the issued shares were 400,000 shares of common stock valued at $1.0 million, or $2.47 per share, issued to the Company's lawyers and recorded as a prepaid retainer fee within Prepaid Expenses and Other Assets on the consolidated balance sheet. The prepaid fee is reduced as the Company incurs lawyer fees. As of December 31, 2023, the balance in the prepaid retainer fee account has been depleted.
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
All shares of Series C Preferred Stock that had not been duly voted by proxy prior to the opening of the Special Meeting were automatically redeemed in whole, but not in part, by the Company as of immediately prior to the opening of such meeting. Any outstanding shares of Series C Preferred Stock that had not been redeemed prior to the opening of the Special Meeting were redeemed in whole, but not in part, automatically upon the approval of the Share Increase Proposal by the stockholders. Each share of Series C Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series C Preferred Stock that had been held as of immediately prior to the applicable redemption. However, the redemption consideration in respect of the shares of Series C Preferred Stock (or fractions thereof) was only payable to such owners on the number of shares owned and redeemed pursuant to the redemptions rounded down to the nearest whole number that is a multiple of ten (such, that for example, an owner of 25 shares of Series C Preferred Stock redeemed was entitled to receive cash payment only on redemption of 20 shares of Series C Preferred Stock).

As of December 31, 2023 and December 31, 2022, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of December 31, 2023 and December 31, 2022, there was 1 share of Series B Preferred Stock outstanding. As of December 31, 2023 and December 31, 2022, there were 0 shares of Series C Preferred Stock outstanding.
Treasury Stock
During the years ended December 31, 2023 and December 31, 2022, 32,840 and 699 shares of common stock with a cost of $48,845 and $4,807, respectively, were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the consolidated balance sheets.
In addition, during 2022, the Company settled a lawsuit by agreeing to purchase 41,934 shares of its common stock held by the other party. The shares were purchased at the market price of $6.80 per share, plus a premium of $13.10 per share, for a total cost of $0.8 million. The market based cost of $0.3 million was recorded within Treasury Stock on the consolidated balance sheet as of December 31, 2022 and the cost in excess of market of $0.5 million was recorded as a legal expense within General and Administrative expenses on the Company’s consolidated statement of operations.
Note 14: Stock Options
On September 1, 2020, the Company adopted the Kartoon Studios, Inc. 2020 Incentive Plan (the “2020 Plan”) as voted by the Board of Directors. The Board of Directors approved the maximum number of shares available for issuance up to an aggregate of 3,000,000 shares of common stock, which does not include shares that the Company may issue related to acquisitions. The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”) that had a total number of authorized shares of 216,767, however any remaining outstanding shares granted under the 2015 Plan remain to be governed under such plan. As of December 31, 2023, 57,800 stock options granted under the 2015 Plan remain outstanding. All expired or terminated shares granted under the 2015 Plan, that have not been vested or exercised, reverts to and again becomes available for issuance under the 2020 Plan.
During the years ended December 31, 2023 and December 31, 2022, the Company granted options to purchase 25,000 and 441,981 shares of common stock with weighted-average grant-date fair market values of $9,007 and $259,235, respectively.
The fair value of the options granted during the years ended December 31, 2023 and December 31, 2022 were calculated using the BSM option pricing model based on the following assumptions:

	Year Ended December 31,
	2023	2022
Exercise Price	$1.43	$5.10 - $9.00
Dividend Yield	–%	–%
Volatility	98.78%	100% - 123%
Risk-free interest rate	3.90%	0.41% - 3.75%
Expected life of options	5.0 years	3.0 - 5.0 years

The following table summarizes the stock option activity during the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2021	1,019,732	7.96	$17.50
Granted	441,981	4.49	$10.59
Exercised	–	–	$–
Forfeited/Cancelled	(110,292)	–	$–
Expired	–	–	$–
Outstanding at December 31, 2022	1,351,421	6.49	$15.09
Granted	25,000	4.96	$1.43
Exercised	–	–	$–
Forfeited/Cancelled	(175,497)	–	$–
Expired	(17,016)	–	$–
Outstanding at December 31, 2023	1,183,908	5.56	$14.96

Unvested at December 31, 2023	167,527	3.96	$6.83
Vested and exercisable December 31, 2023	1,016,381	5.83	$16.30
During the year ended December 31, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employees pursuant to their employment agreements. This resulted in 98,850 options becoming immediately vested on the separation date and $0.2 million in expense recognized by the Company.
During the years ended December 31, 2023 and 2022, the Company recognized $1.2 million and $1.7 million, respectively, in share-based compensation expense related to stock options included in General & Administrative Expense on the Company’s consolidated statements of operations. The unrecognized share-based compensation expense as of December 31, 2023 was $0.2 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of December 31, 2023 had an aggregated intrinsic value of zero.
Note 15: Restricted Stock Units
RSUs are granted under the Company’s 2020 Plan. During the year ended December 31, 2023, the Company granted 148,937 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.3 million and 40,000 shares of RSUs to employees with a fair value of $57,200 that vest evenly over three years.
An aggregate of 418,648 shares of common stock were issued during the year ended December 31, 2023 as a result of vested RSUs held by employees.
The following table summarizes the Company’s RSU activity during the years ended December 31, 2023 and 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2021	1,538,324	$14.00
Granted	158,667	$7.21
Vested	(545,047)	$12.59
Forfeited/Cancelled	–	$–
Unvested at December 31, 2022	1,151,944	$13.72
Granted	188,937	$1.69
Vested	(358,256)	$8.18
Forfeited/Cancelled	–	$–
Unvested at December 31, 2023	982,625	$13.42
During the year ended December 31, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested shares held by such employees pursuant to their employment agreements. This resulted in 60,910 shares becoming immediately vested and issued on the separation dates and $0.2 million in expense recognized by the Company.
During the years ended December 31, 2023 and 2022, the Company recognized $1.5 million and $9.2 million, respectively, in share-based compensation expense related to RSU awards included in General & Administrative Expense on the Company’s consolidated statements of operations. The unvested share-based compensation as of December 31, 2023 was $0.4 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the year ended December 31, 2023 was $2.9 million.
Note 16: Warrants
The following table summarizes the activity in the Company’s outstanding warrants during the years ended December 31, 2023 and 2022:

	Warrants Outstanding Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2021	4,551,197	4.77	$22.66
Granted	–	–	$–
Exercised	–	–	$–
Expired	(67,604)	–	$–
Forfeitures	(50,000)	–	$–
Balance at December 31, 2022	4,433,593	3.37	$22.50
Granted	4,784,909	4.84	$2.50
Exercised	(2,311,550)	2.59	$23.70
Expired	(4,000)	–	$–
Forfeitures	(50,000)	–	$–
Balance at December 31, 2023	6,852,952	4.16	$8.19

Exercisable December 31, 2023	6,852,952	4.16	$8.19
Exercisable December 31, 2022	4,433,593	4.77	$22.50
As of December 31, 2023, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of December 31, 2023, the warrants were revalued at approximately $0.1 million, resulting in a decrease of $0.2 million in liability as compared to December 31, 2022. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the consolidated statements of cash flows.
The fair value of the outstanding derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2023:

December 31, 2023
Market Price	$1.39
Exercise Price	$2.10
Dividend Yield	–%
Volatility	149%
Risk-free Interest Rate	4.68%
Expected Life of Warrants	1.2 years
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
Pursuant to the Letter Agreements, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon the exercise of the 2021 Warrants on July 26, 2023. The Exchange Warrants have an exercise price of $2.50 per share and a term of exercise of five years from November 1, 2023 (i.e., the date on which the Share Increase Amendment was approved by the stockholders).
The Company received approximately $5.8 million in gross proceeds recorded as an increase to Additional Paid-in Capital. The Special Equities Group, a division of Dawson James Securities, Inc. (“SEG”), acted as warrant solicitation agent and received a cash fee of $0.4 million, equal to 7.0% of the total gross proceeds, and warrants with a value of $0.4 million on the issuance date to purchase up to 161,809 of the Company’s common stock at $2.50 per share (the “SEG Warrants”). In addition, through issuance of the Company’s common stock, the Company paid lawyer fees of $0.1 million for costs directly attributable to the warrant re-pricing and exchange. The total issuance costs of $0.5 million were netted against the proceeds received and recorded as a reduction to Additional Paid-in Capital on the Company's consolidated balance sheet.
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
The Company calculated the fair value of the 2021 Warrants exercised immediately before the repricing using the BSM option pricing model. The calculation used the original exercise price of $23.70 per share and the BSM assumptions as of June 26, 2023 to calculate the fair value immediately before the repricing and calculated the fair value of the 2021 Warrants exercised utilizing the modified exercise price of $2.50 per share and the same BSM assumptions as of June 26, 2023. The resulting increase in fair value of $3.5 million, was considered a deemed dividend and reflected within Additional Paid-in Capital on the consolidated balance sheet as of December 31, 2023.
The fair value of the aggregate total of 4,784,909 Exchange Warrants and the SEG Warrants (collectively, the “Warrants”) on the issuance date of June 26, 2023 was determined to be $13.1 million, or $2.74 per share, as calculated using the BSM option pricing model based on the following assumptions:

June 26, 2023
Market Price	$3.30
Exercise Price	$2.50
Dividend Yield	–%
Volatility	110%
Risk-free interest rate	3.96%
Expected Life of Warrants	5.0 years
The fair value of the Exchange Warrants of $12.7 million was recorded as a Warrant Expense within Other Income (Expense), net on the consolidated statement of operations. The fair value of the SEG Warrants of $0.4 million was recorded as a reduction to Additional Paid-in Capital on the consolidated balance sheet.
At the time of grant, when taking into consideration the Company’s then existing outstanding common stock and future commitments to issue common stock, including the newly granted Warrants, the Company did not have a sufficient number of authorized and unissued shares required to net share or physically settle the equity instruments without stockholder approval to increase the authorized shares. Therefore, per ASC 815, the Company classified the Warrants as a liability and revalued the warrants at each reporting period with the change in fair value recorded as a Gain on Warrant Revaluation within Other Income (Expense), net.
As noted above, the Company held a special meeting of stockholders on November 1, 2023, at which, among other things, the Share Increase Amendment was approved by the stockholders. Consequently, the Company had a sufficient number of authorized and unissued shares required to settle all outstanding equity instruments, including the Warrants. Per ASC 815, as a result of events during the period, the classification of an instrument shall be reclassified as of the date of the event that caused the reclassification by revaluing the instrument immediately prior to reclassification and any gains or losses should be recognized. The fair value of the Warrants was determined to be $3.0 million, using the BSM option pricing model based on the following assumptions on October 31, 2023:

October 31, 2023
Market Price	$0.99
Exercise Price	$2.50
Dividend Yield	–%
Volatility	98%
Risk-free interest rate	4.82%
Expected Life of Warrants	5.0 years
The decrease in value of $1.4 million was recorded as a Gain on Revaluation of Warrant within Other Income (Expense), net on the consolidated statement of operations and a decrease in liability. The remaining liability of $3.0 million was then reclassed from Warrant Liability to Additional Paid-in-Capital within stockholders’ equity on the consolidated balance sheet.
Note 17: Supplemental Financial Statement Information

Other Income (Expense), net
Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Interest Expense (a)	$(3,126)	$(2,329)

Warrant Expense (b)	(12,664)	–
Gain on Revaluation of Warrants (c)	10,373	557
Gain on Revaluation of Equity Investment in YFE (d)	2,314	1,392
Realized Loss on Marketable Securities Investments (e)	(4,496)	(413)
Gain (Loss) on Foreign Exchange (f)	641	(2,161)
Interest Income (g)	622	1,015
Loss on Early Lease Termination (h)	(258)	–
Finance Lease Interest Expense (i)	(189)	(116)
Gain on Contingent Consideration Revaluation (j)	–	1,345
Other (k)	978	6
Other Income (Expense), net	$(2,679)	$1,625

(a)
Interest Expense during the year ended December 31, 2023 primarily consisted of $1.5 million of interest incurred on the margin loan and $1.5 million of interest incurred on production facilities loans and bank indebtedness.

(b)
The Warrant Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the year ended December 31, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants.

(c)
The Gain on Revaluation of Warrants during the year ended December 31, 2023 is primarily related to the changes in fair value of the Exchange Warrants of $10.1 million recorded prior to the warrants being reclassified to stockholder’s equity. The decrease in fair value was due to decreases in market price.

(d)
As accounted for using the fair value option, the Gain on Revaluation of Equity Investment in YFE is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.

(e)
The Realized Loss on Marketable Securities Investments reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.

(f)
The Gain (Loss) on Foreign Exchange during the year ended December 31, 2023 primarily related to the revaluation of the YFE investment, resulting in a gain of $0.5 million due to the EURO weakening against the USD as compared to the prior reporting period when a loss of $1.4 million was recognized.

(g)
Interest Income during the year ended December 31, 2023 primarily consisted of interest income of $0.5 million, net of premium amortization expense, recorded for the investments in marketable securities, respectively.

(h)
The Loss on Early Lease Termination is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.2 million and the write-down of assets and liabilities resulting in a net $0.1 million loss.

(i)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	The Gain on Contingent Consideration Revaluation recorded during the year ended December 31, 2022 is related to the write-off of the contingent earn-out liability related to the earn-out arrangement with the sellers of the Beacon entities acquired during 2021 due to cancellation of the arrangement.
(k)
The Company wrote-off a liability in the amount of $0.9 million that had legally expired during the fourth quarter of 2023 under the statute of limitations on debt collection, resulting in an increase in other income at December 31, 2023.

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
The following unaudited supplemental pro forma information summarizes the Company’s results of operations as if the Company completed the Wow and Ameba acquisitions at the beginning of the annual period 2022, when acquired (in thousands, except for share and per share data):
Supplemental pro forma information is as follows:

Year Ended December 31,
2022
Total Revenues	$80,404

Net Loss Attributable to Kartoon Studios, Inc.	$(44,617)

Net Loss per Share (Basic and Diluted)	$(1.42)

Weighted Average Shares Outstanding (Basic and Diluted)	31,388,277
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
Note 18: Income Taxes
For financial reporting purposes, Loss Before Income Tax Benefit (Expense) includes the following components (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(45,517)	$(42,254)
Foreign	(32,658)	(2,170)
Loss Before Income Tax Benefit (Expense)	$(78,175)	$(44,424)

The significant components of Income Tax Benefit (Expense) are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$–	$–
State	–	–
Foreign	–	(150)
	–	(150)
Deferred:
Federal	152	–
State	116	–
Foreign	705	45
	973	45

Income Tax Benefit (Expense)	$973	$(105)
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred Tax Liability, net consists of the following components (in thousands):

	As of December 31,
	2023	2022
Deferred Tax Assets:
Net Operating Loss Carryover	$48,857	$40,870
Lease Liability	2,632	3,140
Stock Compensation	1,884	2,355
Warrants	18	153
Marketable Securities	249	1,851
Other	2,519	1,924
Total Gross Deferred Tax Assets	56,159	50,293
Less: Valuation Allowance	(49,963)	(42,938)
Deferred Tax Assets, net	$6,196	$7,355
Deferred Tax Liabilities:
Right-of-Use Assets	(2,427)	(2,949)
Intangible Assets (1)	(5,168)	(6,778)
Total Gross Deferred Tax Liabilities	$(7,595)	$(9,727)
Deferred Tax Liability, net	$(1,399)	$(2,372)
(1) The December 31, 2022 balance is adjusted to include the correction of error as noted in Note 2 within the Restatement of Previously Issued 2022 Financial Statements and Unaudited Interim 2023 Financial Statements section.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations due to the following (in thousands):

	Year Ended December 31,
	2023	2022
Income Tax Benefit Computed at the Statutory Federal Rate	$16,396	$9,553
State Income Taxes, Net of Federal Tax Effect	1,630	1,883
Stock Compensation	(828)	(1,894)
Contingent Earn Out	–	282
Goodwill Impairment	(7,042)	(1,020)
Warrants	(583)	53
Other	(729)	(960)
Non-U.S. operations	858	94
Valuation Allowance	(8,729)	(8,096)
Income Tax Benefit (Expense)	$973	$(105)

At December 31, 2023, the Company had Federal, state, and foreign net operating loss carry forwards of approximately $125.8 million, $126.2 million, and $50.5 million, respectively, that may be offset against future taxable income and will begin to expire in 2027, if not utilized. No tax benefit has been reported in the December 31, 2023 financial statements since the potential tax benefit from net operating loss carryforward is offset by a valuation allowance of the same amount. At December 31, 2023, the Company had gross realized capital loss carryforwards of $5.1 million, which expire beginning in 2027 if not utilized. A full valuation allowance has been recorded against this amount.

For the years ending December 31, 2023 and 2022, the Company reflects a deferred tax liability in the amount of $1.4 million and $2.4 million (after the correction of the error identified as described in Note 2), respectively, due to the future tax liability from assets with indefinite lives known as a “naked credit.” The future tax liability created by this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.
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
ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.
The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Florida, Massachusetts, New Jersey, New York, as well as Canada. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward to make adjustments up to the amount of the net operating losses. The Company is currently subject to U.S. federal, state and local and foreign tax examinations by tax authorities. The Company is no longer subject to audits by U.S. federal, state, local or foreign authorities for years prior to 2019.

Kartoon Studios, Inc. and its wholly-owned U.S. subsidiaries are subject to U.S. income taxes and file a consolidated tax return in the U.S. The Beacon Communications Group, Ltd., Ameba Inc. and WOW Unlimited Media Inc. are subject to Canadian income taxes on a stand-alone basis and file separate tax returns in Canada.
Note 19: Commitments and Contingencies
The following is a schedule of future minimum cash contractual obligations as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating Leases	$1,614	$1,661	$1,667	$1,437	$1,093	$3,455	$10,927
Finance Leases	1,214	683	287	–	–	–	2,184
Employment Contracts	3,585	1,134	–	–	–	–	4,719
Consulting Contracts	828	–	–	–	–	–	828
Debt	19,023	–	–	–	–	–	19,023
	$26,264	$3,478	$1,954	$1,437	$1,093	$3,455	$37,681
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
On April 6, 2022, as part of the Wow acquisition, the Company assumed an operating lease for 45,119 square feet of general office space located at 2025 West Broadway, Suite 200, Vancouver, B.C., V6J 1Z6 which had a remaining lease term of 117 months and payments of $81,769 per month, subject to escalations of 7% each of the third and fifth years. In addition, the Company also assumed a parking lease for 80 parking spaces which had a remaining lease term of 117 months and payments of $6,091 per month. Effective November 1, 2023, the Vancouver office lease was modified to include rent concessions and rent payment deferrals. The landlord granted an abatement of CAD 0.2 million for the rent payments on November 1, 2023, and December 1, 2023. Additionally, rent payments from January to April 1, 2024, totaling CAD 0.4 million, will be deferred. The Company will repay the deferred amount through 8 equal payments of CAD 0.1 million, starting on May 1, 2024.
Also, as part of the Wow acquisition, the Company assumed various equipment finance leases, the majority of which are under equipment lease financing arrangements with certain banking institutions and had remaining lease terms of 10-33 months and monthly payments of $1,346-$57,362.
The present value discount of the minimum operating lease payments above was $3.3 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $7.6 million recorded as of December 31, 2023 on the Company’s consolidated balance sheet.
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
Litigation
The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims except for those cases described in Part I Item 3 Legal Proceedings within this Annual Form 10-K. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Note 20: Related Party Transactions
Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the years ended December 31, 2023 and December 31, 2022, Mr. Heyward earned and was paid $0.3 million and $0.8 million in executive producer fees, respectively. Mr. Heyward also earned his $55,000 quarterly bonus during each of the quarters in 2023 and 2022.
On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the years ended December 31, 2023 and December 31, 2022, Mr. Heyward has not earned royalties from musical compositions.
On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter for services rendered to Wow, prorated for the first quarter. During the year ended December 31, 2023, Mr. Heyward earned and was paid $0.3 million in creative producer fees.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the years ended December 31, 2023 and December 31, 2022, Mr. Heyward has not earned royalties from this agreement.
On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW, its joint venture partner in SLU, in the amount of $1,250,000 included within Note and Accounts Receivable from Related Party as of December 31, 2022, which was fully repaid by POW in April 2023.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. As of December 31, 2023, $1.4 million is included within Notes and Accounts Receivable from Related Party on the Company’s consolidated balance sheets.
On December 1, 2021, the Company entered into an Independent Contractor Agreement for a term of two years with F&M Film and Medien Beteiligungs GmbH (“F&M”), an Austrian company controlled by Dr. Stefan Piëch. Pursuant to the agreement, F&M received $150,000 annually, paid on a semi-monthly basis. In addition, F&M was granted 30,000 shares of common stock.
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly payment is $595 and recorded within Other Income (Expense), net in the Company's consolidated statements of operations.

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
The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Year Ended December 31,
	2023	2022
Total Revenues:
Content Production & Distribution	$39,146	$57,211
Media Advisory & Advertising Services	4,939	5,088
Total Revenues	$44,085	$62,299

Net Loss:
Content Production & Distribution	$(76,004)	$(36,862)
Media Advisory & Advertising Services	(1,099)	(8,733)
Total Net Loss	$(77,103)	$(45,595)
Geographic Information
The following table provides information about disaggregated revenue by geographic area (in thousands):

	Year Ended December 31,
	2023	2022
Total Revenues:
United States	$26,833	$45,773
Canada	7,957	13,113
United Kingdom	8,650	3,057
Other	645	356
Total Revenues	$44,085	$62,299
Note 22: Subsequent Events
Subsequent to December 31, 2023, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility during March 2024. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. The equipment lease line was amended to set the maximum that can be borrowed under the equipment lease line to CAD 1.6 million. As at December 31, 2023, the Company has drawn down the maximum of CAD 1.6 million under the equipment lease line. The Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of December 31, 2023 and the date of the amendment, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. The amendment did not have any impact on the Company’s existing production facilities that are separate from the revolving demand facility and are used for financing specific productions.
Subsequent to December 31, 2023, the Company sold marketable securities and received proceeds of $2.6 million and incurred a realized loss of $0.1 million. The proceeds were used to pay down the margin loan. The Company borrowed additional funds from its margin loan in the amount of $4.7 million.

As of April 5, 2024, there were no additional subsequent events to report.