Form 10-Q
period 2024-03-31
Kartoon Studios, Inc.
filed 2024-05-15
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2024, the registrant had 39,387,500 shares of common stock outstanding.

Kartoon Studios, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
Kartoon Studios, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,763	$4,095
Investments in Marketable Securities (amortized cost of $10,109 and $12,838, respectively)	9,382	11,950
Accounts Receivable (net of allowance of $226 and $189, respectively)	13,389	18,072
Tax Credits Receivable, net	11,955	20,714
Notes and Accounts Receivable from Related Party	1,403	1,435
Other Receivable	539	103
Prepaid Expenses and Other Assets	1,580	740
Total Current Assets	41,011	57,109

Noncurrent Assets:
Property and Equipment, net	1,780	1,877
Operating Lease Right-of-Use Assets, net	6,758	7,076
Finance Lease Right-of-Use Assets, net	1,473	1,867
Film and Television Costs, net	1,389	1,295
Investment in Your Family Entertainment AG	18,681	19,094
Intangible Assets, net	22,115	22,993
Other Assets	123	125
Total Assets	$93,330	$111,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,000	$16,864
Participations Payable	1,674	1,915
Accrued Expenses	1,812	691
Accrued Salaries and Wages	2,114	1,926
Deferred Revenue	3,762	3,127
Margin Loan	2,940	782
Production Facilities	8,292	15,336
Bank Indebtedness	–	2,905
Current Portion of Operating Lease Liabilities	1,156	908
Current Portion of Finance Lease Liabilities	877	1,120
Warrant Liability	26	63
Due to Related Party	1	3
Other Current Liabilities	231	–
Total Current Liabilities	34,885	45,640

Noncurrent Liabilities:
Deferred Revenue	3,416	3,458
Operating Lease Liabilities, Net Current Portion	6,400	6,736
Finance Lease Liabilities, Net Current Portion	751	928
Deferred Tax Liability, net	1,399	1,399
Other Noncurrent Liabilities	5	14
Total Liabilities	46,856	58,175

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 9,943,999 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
Series B Preferred Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
Common Stock, $0.001 par value, 190,000,000 and 190,000,000 shares authorized, 35,426,663 and 35,323,217 shares issued and 35,351,190 and 35,247,744 outstanding as of March 31, 2024 and December 31, 2023, respectively	352	352
Additional Paid-in Capital	774,286	773,986
Treasury Stock at Cost, 75,473 shares of common stock as of March 31, 2024 and December 31, 2023	(339)	(339)
Accumulated Deficit	(725,591)	(718,546)
Accumulated Other Comprehensive Loss	(3,906)	(3,883)
Total Kartoon Studios, Inc. Stockholders' Equity	44,802	51,570
Non-Controlling Interests in Consolidated Subsidiaries	1,672	1,691
Total Stockholders' Equity	46,474	53,261

Total Liabilities and Stockholders’ Equity	$93,330	$111,436
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Production Services	$2,763	$9,886
Content Distribution	2,329	3,301
Licensing & Royalties	100	46
Media Advisory & Advertising Services	886	956
Total Revenues	6,078	14,189

Operating Expenses:
Marketing and Sales	444	245
Direct Operating Costs	4,325	11,285
General and Administrative	7,603	9,225
Impairment of Property and Equipment	–	120
Impairment of Intangible Assets	–	4,023
Impairment of Goodwill	–	11,287
Total Operating Expenses	12,372	36,185

Loss from Operations	(6,294)	(21,996)

Interest Expense	(203)	(1,085)
Other Expense, net	(567)	(1,712)

Loss Before Income Tax Benefit (Expense)	(7,064)	(24,793)

Income Tax Benefit	–	934

Net Loss	(7,064)	(23,859)

Net Loss Attributable to Non-Controlling Interests	19	31

Net Loss Attributable to Kartoon Studios, Inc.	$(7,045)	$(23,828)

Net Loss per Share (Basic)	$(0.20)	$(0.74)
Net Loss per Share (Diluted)	$(0.20)	$(0.74)

Weighted Average Shares Outstanding (Basic)	35,297,746	31,978,335
Weighted Average Shares Outstanding (Diluted)	35,297,746	31,978,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net Loss	$(7,064)	$(23,859)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain on Marketable Securities	20	830
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	141	1,537
Foreign Currency Translation Adjustments	(184)	3
Total Change in Accumulated Other Comprehensive Income (Loss)	(23)	2,370
Total Comprehensive Net Loss	$(7,087)	$(21,489)
Net Loss Attributable to Non-Controlling Interests	19	31
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(7,068)	$(21,458)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	53,497	–	–	–	74	–	–	–	–	–	74
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	49,949	–	–	–	–	–	–	–	–	–	–
Share-Based Compensation	–	–	–	–	226	–	–	–	–	–	226
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	161	–	161
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(184)	–	(184)
Net Loss	–	–	–	–	–	–	–	(7,045)	–	(19)	(7,064)

Balance, March 31, 2024	35,351,190	$352	1	$–	$774,286	75,473	$(339)	$(725,591)	$(3,906)	$1,672	$46,474

December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	78,088	1	–	–	(1)	3,700	(9)	–	–	–	(9)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Share-Based Compensation	–	–	–	–	910	–	–	–	–	–	910
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,367	–	2,367
Currency Translation Adjustment	–	–	–	–	–	–	–	–	3	–	3
Net Loss	–	–	–	–	–	–	–	(23,828)	–	(31)	(23,859)

Balance, March 31, 2023	32,113,784	$320	1	$–	$763,327	46,333	$(299)	$(665,271)	$(7,555)	$1,759	$92,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(7,064)	$(23,859)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization of Film and Television Costs	62	236
Depreciation and Amortization of Property, Equipment & Intangible Assets	610	705
Amortization of Right-of-Use Asset	561	748
Amortization of Premium on Marketable Securities	26	169
Share-Based Compensation Expense	226	910
Impairment of Intangible Assets	–	4,023
Impairment of Goodwill	–	11,287
Impairment of Property and Equipment	–	120
Deferred Income Taxes	–	(934)
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	–	895
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	413	(308)
Gain on Warrant Revaluation	(37)	(139)
Realized Loss on Marketable Securities	141	1,537
Stock Issued for Services	74	–
Credit Loss Expense	65	161
Other Non-Cash Items	5	2

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	4,620	5,107
Other Receivable	(436)	294
Tax Credits Earned (less capitalized)	(1,970)	(4,597)
Tax Credits Received, net	10,251	7,237
Film and Television Costs, net	(162)	(365)
Prepaid Expenses and Other Assets	(849)	379

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(4,860)	(5,838)
Accrued Salaries & Wages	219	370
Accrued Expenses	1,121	129
Accrued Production Costs	366	(94)
Participations Payable	(224)	(373)
Deferred Revenue	652	(2,749)
Lease Liability	41	(195)
Due to Related Party	(1)	(2)
Other Liabilities	(5)	(21)
Net Cash Provided by (Used in) Operating Activities	$3,845	$(5,165)

Cash Flows from Investing Activities:
Repayments from/(Loans to) Related Party for Note Receivables	32	(52)
Proceeds from Principal Collections on Marketable Securities	–	460
Proceeds from Sales and Maturities of Marketable Securities	2,562	14,257
Purchase of Property & Equipment	(34)	(17)
Net Cash Provided by Investing Activities	$2,560	$14,648

Cash Flows from Financing Activities:
Proceeds from Margin Loan	3,081	4,408
Repayments of Margin Loan	(923)	(15,648)
Proceeds from Production Facilities	2,828	3,771
Repayment of Production Facilities	(9,654)	(5,966)
(Repayments of )/Proceeds from Bank Indebtedness, net	(2,841)	2,117
Principal Payments on Finance Lease Obligations	(362)	(535)
Debt Issuance Costs	(20)	(45)
Shares Withheld for Taxes on Vested Restricted Shares	–	(9)
Payment for Warrant Put Option Exercise	–	(250)
Net Cash Used in Financing Activities	$(7,891)	$(12,157)

Effect of Exchange Rate Changes on Cash	154	7

Net Decrease in Cash	(1,332)	(2,667)
Beginning Cash	4,095	7,432
Ending Cash	$2,763	$4,765

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$–	$1,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
Note 1: Organization and Business
Organization and Nature of Business
Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.) (the “Company” or “we,” “us” or “our”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television, and licenses properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids and via KartoonChannel.com, as well as Samsung and LG smart TVs. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, and Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.
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

Recent Transactions
Subsequent to March 31, 2024, the Company announced the initial closing of its registered direct offering of up to $7,000,000 (the “Offering”) on April 23, 2024. In the initial closing, the Company sold 3,900,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the "Investor"), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses, pursuant to a securities purchase agreement, dated April 18, 2024 (the “SPA”). Pursuant to the terms of the SPA, the Investor has the sole option to purchase up to an additional 3,000,000 shares of Common Stock and/or Pre-funded Warrants as part of the Offering, at $1.00 per share of Common Stock and $0.99 per Pre-Funded Warrant, in up to three subsequent closings during the 180-day period following the date of the SPA in which each subsequent closing is equal to no less than $1,000,000, whereby the Company would receive additional aggregate gross proceeds of up to $3,000,000 (together with the gross proceeds from the initial closing, up to a total of $7,000,000), prior to deducting placement agent fees and other offering expenses. Additionally, the Company has 4,784,909 warrants with a reprice option that was triggered by the registered direct offering which reduced the exercise price from $2.50 per share to $1.00 per share.
Liquidity
As of March 31, 2024, the Company had cash of $2.8 million, which decreased by $1.3 million as compared to December 31, 2023. The decrease was primarily due to cash used in financing activities of $7.9 million, offset by cash provided by operating activities of $3.8 million and investing activities of $2.6 million. The cash used in financing activities was primarily due to the net repayment of the production facilities and bank indebtedness, partially offset by the net proceeds from the margin loan, resulting in cash used of $7.5 million, and payments on finance leases of $0.4 million. The cash provided by investing activities was due to sales of marketable securities of $2.6 million. The cash provided by operating activities of $3.8 million is driven primarily by the collection of production tax credits of $8.3 million and depreciation and amortization of $1.2 million, offset by the $7.1 million net loss in the period.
As of March 31, 2024, the Company held available-for-sale marketable securities with a fair value of $9.4 million, a decrease of $2.6 million as compared to December 31, 2023 due to sales and maturities during the three months ended March 31, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
As of March 31, 2024 and December 31, 2023, the Company’s margin loan balance was $2.9 million and $0.8 million, respectively. During the three months ended March 31, 2024, the Company borrowed an additional $3.1 million from its investment margin account and repaid $0.9 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.95% and 0.98%, respectively, on average margin loan balances of $14.2 million and $27.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company incurred interest expense on the loan of $18,632 and $0.7 million during the three months ended March 31, 2024 and 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.
The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and the revolving equipment lease line that have an aggregate total outstanding balance of $1.0 million U.S. dollars (“USD”) or $1.4 million Canadian dollars (“CAD”).
During March 2024, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. In addition, the equipment lease line was terminated, however, the Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of March 31, 2024 and the date of the amendment, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. The Company was in compliance with its covenants as of March 31, 2024. The amendment did not have any impact on the Company’s existing production facilities that are separate from the revolving demand facility and are used for financing specific productions.
Historically, the Company has incurred net losses. For the three months ended March 31, 2024 and 2023, the Company reported net losses of $7.1 million and $23.9 million, respectively. The Company reported net cash provided by operating activities of $3.8 million and cash used in operating activities of $5.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $725.6 million and total stockholders’ equity of $46.5 million. As of March 31, 2024, the Company had total current assets of $41.0 million, including cash of $2.8 million and marketable securities of $9.4 million, and total current liabilities of $34.9 million. The Company had working capital of $6.1 million as of March 31, 2024, compared to working capital of $11.5 million as of December 31, 2023. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and noted the Company has sufficient marketable securities and investments to fund operations for the next 12 months from the issuance date of this 10-Q. In addition, the Company has the ability to reduce operating costs and use equity and equity-linked instruments to pay for services and compensation.
Note 2: Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2024. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s 2023 Annual Report.
The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Foreign Currency Forward Contracts
As of March 31, 2024, the gross amounts of FX forwards in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.2 million recorded within Other Current Liabilities on the condensed consolidated balance sheet. The total net change in fair value of $0.2 million and an insignificant realized loss for the three months ended March 31, 2024 is recorded as an unrealized loss within Production Services Revenue on the condensed consolidated statement of operations.
Trade Accounts Receivable and Allowance for Credit Loss
As of March 31, 2024 and December 31, 2023, the Company recorded an allowance for credit loss of $0.2 million and $0.2 million, respectively.
Tax Credits Receivable
As of March 31, 2024 and December 31, 2023, $12.0 million and $20.7 million, respectively, in current tax credit receivables related to Wow’s film and television productions were recorded, net of $0.5 million and $0.5 million, respectively, recorded as an allowance for credit loss. It is estimated that the Company will collect the receivables balance; therefore, no additional reserve was recorded.
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of March 31, 2024 and December 31, 2023, the

Company had eleven and ten bank deposit accounts with an aggregate uninsured balance of $1.6 million and $2.5 million, respectively.
The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $9.4 million and $12.0 million as of March 31, 2024 and December 31, 2023, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of March 31, 2024 and December 31, 2023, the Company did not have account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
During the three months ended March 31, 2024, the Company had two customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 61.7% of the total revenue. As of March 31, 2024, the Company had two customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 52.8% of the total accounts receivable as of March 31, 2024.
During the three months ended March 31, 2023, the Company had three customers whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 71.9% of the total revenue.
There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.
Fair Value of Financial Instruments
The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
Corporate Bonds	$4,898	$–	$4,898
U.S. agency and government sponsored securities	–	1,851	1,851
U.S. states and municipalities	–	2,633	2,633
Total	$4,898	$4,484	$9,382
Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of March 31, 2024 and December 31, 2023. Refer to Note 5 for additional details.
New Accounting Standards Issued but Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the condensed consolidated financial statements and related disclosures, which is not expected to be material.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the condensed consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the condensed consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.
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
During the three months ended March 31, 2024 and 2023, SLU generated an insignificant amount of net income. There were no contributions or distributions during the three months ended March 31, 2024 and 2023 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.
Note 4: Investment in Equity Interest
As of March 31, 2024 and December 31, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of March 31, 2024, the fair value of the investment was determined to be $18.7 million recorded within noncurrent assets on the Company’s consolidated balance sheets. The fair value as of March 31, 2024 decreased by net $0.4 million, as compared to December 31, 2023. The decrease is the effect of foreign currency remeasurement from EURO to USD, resulting in a loss of $0.4 million. The total change in fair value is recorded within Other Expense, net on the Company’s condensed consolidated statement of operations. As of March 31, 2024 and December 31, 2023, the Company’s ownership in YFE was 44.8%.
Note 5: Marketable Securities
The Company classifies and accounts for its marketable debt securities as available-for-sale securities (“AFS”) and the securities are stated at fair value. On January 1, 2023, the Company adopted ASU 2016-13 Measurement of Credit Losses on Financial Instruments (Topic 326), which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. The credit loss model applicable to AFS debt securities requires the recognition of credit losses through an allowance account but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
The investments in marketable securities had an adjusted cost basis of $10.1 million and a market value of $9.4 million as of March 31, 2024. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Loss	Fair Value
Corporate Bonds	$5,263	$(365)	$4,898
U.S. Agency and Government Sponsored Securities	1,999	(148)	1,851
U.S. States and Municipalities	2,847	(214)	2,633
Total	$10,109	$(727)	$9,382

The investments in marketable securities as of December 31, 2023 had an adjusted cost basis of $12.8 million and a market value of $12.0 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Loss	Fair Value
Corporate Bonds	$6,333	$(425)	$5,908
U.S. Treasury	646	(37)	609
U.S. Agency and Government Sponsored Securities	2,000	(148)	1,852
U.S. States and Municipalities	3,859	(278)	3,581
Total	$12,838	$(888)	$11,950
The Company holds 9 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of March 31, 2024. The AFS securities held by the Company as of December 31, 2023 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of March 31, 2024 and December 31, 2023, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.
Realized losses of $0.1 million and $1.5 million were recognized in earnings during the three months ended March 31, 2024 and 2023, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities.
The contractual maturities of the Company’s marketable investments as of March 31, 2024 were as follows (in thousands):

Fair Value
Due within 1 year	$184
Due after 1 year through 5 years	9,198
Total	$9,382
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
Note 6: Property and Equipment, net
The Company has property and equipment as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Furniture and Equipment	$117	$117
Computer Equipment	224	219
Leasehold Improvements	2,209	2,200
Software	218	192
Property and Equipment, gross	2,768	2,728

Less Accumulated Depreciation	(823)	(724)
Foreign Currency Translation Adjustment	(165)	(127)
Property and Equipment, net	$1,780	$1,877
During the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $0.1 million for both respective periods.
The Company did not incur any impairment charges on its property and equipment during the three months ended March 31, 2024.

During the three months ended March 31, 2023, due to changes in the Company's estimated undiscounted future cash flows, a reassessment of its long-lived assets was performed. As a result, the carrying value of one of the Company's asset group’s property and equipment assets were written down to zero and an Impairment of Property and Equipment of $0.1 million was recorded within Operating Expenses in the condensed consolidated statement of operations.
Note 7: Leased Right-of-Use Assets, net
Leased right-of-use assets consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Office Lease Assets	$9,437	$9,437
Equipment Lease Assets	5,360	5,360
Right-of-Use Assets, Gross	14,797	14,797

Accumulated Amortization	(5,787)	(5,237)
Foreign Currency Translation Adjustment	(779)	(617)
Leased Right-of-Use Assets, net	$8,231	$8,943
As of March 31, 2024, the weighted-average lease term for the Company’s operating leases was 81 months and the weighted-average discount rate was 11.1%. As of December 31, 2023, the weighted-average lease term for operating leases was 83 months and the weighted-average discount rate was 11.1%.
Operating lease costs during the three months ended March 31, 2024 and 2023 were $0.4 million and $0.4 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2024, the Company recorded finance lease costs of $0.4 million primarily comprised of ROU amortization of $0.4 million. During the three months ended March 31, 2023, the Company recorded finance lease costs of $0.6 million primarily comprised of ROU amortization of $0.5 million. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Expense, net on the Company’s condensed consolidated statements of operations.
Note 8: Film and Television Costs, net
The following table highlights the activity in Film and Television Costs as of March 31, 2024 and December 31, 2023 (in thousands):

Film and Television Costs, net as of December 31, 2022	$7,780
Additions to Film and Television Costs	1,078
Disposals	(41)
Film Amortization Expense & Impairment Losses	(7,536)
Foreign Currency Translation Adjustment	14
Film and Television Costs, net as of December 31, 2023	1,295
Additions to Film and Television Costs	162
Film Amortization Expense & Impairment Losses	(62)
Foreign Currency Translation Adjustment	(6)
Film and Television Costs, net as of March 31, 2024	$1,389
During the three months ended March 31, 2024 and 2023,, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively. The Company did not write-down or record any significant impairment charges on film costs during the three months ended March 31, 2024 and 2023.

Note 9: Intangible Assets, net
Intangible Assets, net
The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, net

	Weighted Average Remaining Amortization Period	As of
		March 31, 2024	December 31, 2023
Customer Relationships	6.2	$17,396	$17,325
Digital Networks	14.0	803	803
Trade Names	67.2	9,971	9,970
Intangible Assets, gross		28,170	28,098

Less Accumulated Amortization		(4,381)	(3,794)
Foreign Currency Translation Adjustment		(1,674)	(1,311)
Intangible Assets, net		$22,115	$22,993
_______________________
During the three months ended March 31, 2024 and 2023, the Company recorded intangible asset amortization expense of $0.5 million and $0.6 million, respectively.
During the three months ended March 31, 2023, due to changes in the Company's financial projections, the Company reassessed its definite and indefinite-lived intangible asset values to determine whether impairments existed. As a result, the Company recorded a total Impairment of Intangible Assets of $4.0 million within Operating Expenses in the condensed consolidated statement of operations for the three months ended March 31, 2023.
Expected future amortization of intangible assets subject to amortization as of March 31, 2024 is as follows (in thousands):

Fiscal Year:
2024	$1,544
2025	2,059
2026	2,059
2027	2,059
2028	2,059
Thereafter	6,787
Total	$16,567
As of March 31, 2024, $5.5 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue
As of March 31, 2024 and December 31, 2023, the Company had aggregate short term and long term deferred revenue of $7.2 million and $6.6 million, respectively. The increase in deferred revenue is primarily related to productions on various shows nearing completion of the project as of March 31, 2024, compared to the progress as of December 31, 2023. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 11: Margin Loan
As of March 31, 2024 and December 31, 2023, the Company’s margin loan balance was $2.9 million and $0.8 million, respectively. During the three months ended March 31, 2024, the Company borrowed an additional $3.1 million from its investment margin account and repaid $0.9 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.95% and 0.98%, respectively, on average margin loan balances of $14.2 million and $27.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company incurred interest expense on the loan of $18,632 and $0.7 million during the three months ended March 31, 2024 and 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.
Note 12: Bank Indebtedness and Production Facilities
The Company has certain credit facilities (together, the “Facilities”) that are comprised of the following:
Revolving Demand Facility

As of December 31, 2023, the Company had an outstanding balance of $2.9 million (CAD 3.8 million) on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company paid the outstanding balance.
During March 2024, the Company amended the revolving demand facility. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum.
Treasury Risk Management Facility
During March 2024, an amendment was entered into that removed the treasury risk management facility.
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
As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance of USD 8.3 million (CAD 11.2 million), including USD 1.1 million (CAD 1.5 million) of interest, and USD 15.3 million (CAD 20.3 million), including USD 1.4 million (CAD 1.9 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Line
During March 2024, the equipment lease line was terminated, however, the Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. Each existing transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 4.19% to 7.18% with remaining lease terms of 4 - 28 months as of March 31, 2024.
As of March 31, 2024, the outstanding balance of $1.0 million (CAD 1.4 million) was included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.
Equipment Lease Facility
The Company also entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to CAD 1.4 million in total. Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. As of March 31, 2024, the Company has leases remaining under this facility with finance rates of 7.52% to 8.20% and remaining lease terms of 20 - 29 months.
As of March 31, 2024, the outstanding balance of $0.5 million (CAD 0.7 million) was included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

As of March 31, 2024, the Company met all required financial and non-financial covenants.
Note 13: Stockholders’ Equity
Common Stock
As of March 31, 2024 and December 31, 2023 the total number of authorized shares of common stock was 190,000,000.
As of March 31, 2024 and December 31, 2023, there were 35,351,190 and 35,247,744 shares of common stock outstanding, respectively.
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
As of March 31, 2024 and December 31, 2023, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of March 31, 2024 and December 31, 2023, there was 1 share of Series B Preferred Stock outstanding. As of March 31, 2024 and December 31, 2023, there were 0 shares of Series C Preferred Stock outstanding.

Note 14: Stock Options
On September 1, 2020, the Company adopted the Kartoon Studios, Inc. 2020 Incentive Plan (the “2020 Plan”) as voted by the Board of Directors. The Board of Directors approved the maximum number of shares available for issuance up to an aggregate of 3,000,000 shares of common stock, which does not include shares that the Company may issue related to acquisitions. The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”) that had a total number of authorized shares of 216,767, however the remaining 57,800 outstanding shares granted under the 2015 Plan, as of March 31, 2024, remain to be governed under such plan. All expired or terminated shares granted under the 2015 Plan, that have not been vested or exercised, reverts to and again becomes available for issuance under the 2020 Plan.
During the three months ended March 31, 2024 and 2023, the Company did not grant any stock options.
The following table summarizes the Company’s option activity:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2023	1,183,908	5.56	$14.96
Granted	–	–	$–
Exercised	–	–	$–
Forfeited/Cancelled	(117,969)	–	$11.81
Expired	(5,800)	–	$19.90
Outstanding at March 31, 2024	1,060,139	5.47	$15.28

Unvested at March 31, 2024	90,348	4.93	$7.04
Vested and exercisable at March 31, 2024	969,791	5.52	$16.05
During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.4 million, respectively, in share-based compensation expense related to stock options included in General & Administrative Expense on the Company’s condensed consolidated statements of operations. The unrecognized share-based compensation expense at March 31, 2024 was $0.1 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of March 31, 2024 had an aggregated intrinsic value of zero.
Note 15: Restricted Stock Units
Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan. During the three months ended March 31, 2024 and 2023, the Company granted 95,229 and 11,070 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $131,379 and $30,000, respectively.
An aggregate of 103,446 shares of common stock were issued during the three months ended March 31, 2024 as a result of RSUs vested during the current and prior periods.
The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2023	982,625	$13.42
Granted	95,229	$1.38
Vested	(97,021)	$1.61
Forfeited	–	$–
Unvested at March 31, 2024	980,833	$13.42
During the three months ended March 31, 2024 and 2023, the Company recognized $0.2 million and $0.5 million, respectively, in share-based compensation expense related to RSU awards included in General & Administrative Expense on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of March 31, 2024 was $0.3 million which will be recognized through the fourth quarter of 2026 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the three months ended March 31, 2024 was $0.2 million.
Note 16: Warrants
The following table summarizes the Company’s warrant activity:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2023	6,852,952	4.16	$8.19
Granted	–	–	$–
Exercised	–	–	$–
Expired	(26,000)	–	$26.88
Forfeitures	–	–	$–
Outstanding at March 31, 2024	6,826,952	3.93	$8.12

Exercisable at March 31, 2024	6,826,952	3.93	$8.12
Exercisable at December 31, 2023	6,852,952	4.16	$8.19
As of March 31, 2024, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of March 31, 2024, the warrants were revalued at approximately $25,741, resulting in a decrease of $37,334 in liability as compared to December 31, 2023. The change in value was recorded as a Gain on Revaluation of Warrants within Other Expense, net on the condensed consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities on the condensed consolidated statements of cash flows.
The fair value of the outstanding derivative warrants was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of March 31, 2024:

Market Price	$1.37
Exercise Price	$2.10
Dividend Yield	–%
Volatility	87%
Risk-free Interest Rate	5.03%
Expected Life of Warrants	0.95 years
Note 17: Supplemental Financial Statement Information
Other Expense, net
Components of Other Expense, net, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest Expense (a)	$(203)	$(1,085)

Gain on Revaluation of Warrants (b)	$37	$139
Loss on Revaluation of Equity Investment in YFE (c)	–	(895)
Realized Loss on Marketable Securities Investments (d)	(141)	(1,537)
Gain (Loss) on Foreign Exchange (e)	(650)	320
Interest Income (f)	53	310
Finance Lease Interest Expense (g)	(30)	(50)
Other (h)	164	1
Other Expense, net	$(567)	$(1,712)

(a)
Interest Expense during the three months ended March 31, 2024 primarily consisted of $0.1 million of interest incurred on the production facilities and $0.1 million of interest incurred on bank indebtedness.

(b)
The Gain on Revaluation of Warrants during the three months ended March 31, 2024 is primarily related to the changes in fair value of the remaining outstanding warrant classified as a liability due to decreases in market price.

(c)
As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately. The stock price of YFE as of March 31, 2024 did not change from the prior period.

(d)	The Realized Loss on Marketable Securities Investments reflects the loss that will not be recovered from the investments due to selling securities prior to maturity.
(e)
The Gain (Loss) on Foreign Exchange during the three months ended March 31, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $0.4 million due to the EURO fluctuation to USD as compared to the prior reporting period. The remaining balance is related to remeasurements of transactions made in foreign currencies that are outstanding as of the balance sheet date.

(f)	Interest Income during the three months ended March 31, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(g)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(h)	Other Income is primarily related to late fees from select clients on a payment plan.
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

During the first quarter of 2023, the Frederator indefinite-lived intangible asset was determined to be impaired as previously reported. The Deferred Tax Liability, net balance associated with the tradename decreased by $0.2 million on the unaudited condensed consolidated balance sheet, with a corresponding increase to Income Tax Benefit on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. In addition, as part of the Ameba purchase price allocation, a $0.7 million deferred tax liability was previously recorded on the intangible assets. Due to the impairment write-off of the intangible assets, the Company reversed the Deferred Tax Liability, net balance associated with the related intangible assets by $0.7 million and recorded a corresponding increase to Income Tax Benefit on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. During the first quarter of 2024, there was no activity that effected the Deferred Tax Liability balance.

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
Note 19: Commitments and Contingencies
The following is a schedule of future minimum cash contractual obligations as of March 31, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating Leases	$1,438	$1,638	$1,643	$1,413	$1,069	$3,379	$10,580
Finance Leases	782	668	281	–	–	–	1,731
Employment Contracts	2,519	1,127	–	–	–	–	3,646
Consulting Contracts	825	–	–	–	–	–	825
Debt	2,940	8,292	–	–	–	–	11,232
	$8,504	$11,725	$1,924	$1,413	$1,069	$3,379	$28,014
The present value discount of the minimum operating lease payments above was $3.0 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $7.6 million recorded as of March 31, 2024 on the Company’s condensed consolidated balance sheet.
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
Note 20: Related Party Transactions
Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the three months ended March 31, 2024, Mr. Heyward did not earn any executive producer fees. During the three months ended March 31, 2023 Mr. Heyward earned and was paid $162,500 in executive producer fees. Mr. Heyward also earned his $55,000 quarterly bonus during the three months ended March 31, 2024 and 2023.
On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the

Company paid to acquire the additional royalties. During the three months ended March 31, 2024 and 2023, Mr. Heyward has not earned royalties from musical compositions.
On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter, prorated for the three months ended March 31, 2023, for services rendered to Wow. During the three months ended March 31, 2024 and 2023, Mr. Heyward earned $100,000 and $25,556 in creative producer fees.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm’s-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended March 31, 2024 and 2023, Mr. Heyward has not earned royalties from this agreement.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. As of March 31, 2024 and December 31, $1.4 million is included within Notes and Accounts Receivable from Related Party on the Company’s condensed consolidated balance sheets.
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly payments were $595 for the three months ended March 31, 2024 and 2023 and recorded within Other Expense, net in the Company's condensed consolidated statements of operations.
Note 21: Segment Reporting
The Company’s Chief Operating Decision Maker (“CODM”) uses revenue and net earnings to evaluate the profitability and performance of each operating segment. All other financial information is reviewed by the CODM on a condensed consolidated basis. The CODM does not evaluate the operating segments using asset information and it is therefore not disclosed. All expenses directly attributable to each reportable segment are included in the operating results for each segment. However, the CODM does not evaluate the expenses by operating segment and, therefore, it is not separately presented.
The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Total Revenues:
Content Production & Distribution	$5,192	$13,233
Media Advisory & Advertising Services	886	956
Total Revenues	$6,078	$14,189

Net Loss:
Content Production & Distribution	$(6,739)	$(23,274)
Media Advisory & Advertising Services	(306)	(554)
Total Net Loss	$(7,045)	$(23,828)

Geographic Information
The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
Total Revenues:
United States	$3,181	$8,624
Canada	140	3,616
United Kingdom	2,559	1,799
Other	198	150
Total Revenues	$6,078	$14,189
The amounts in the table above as of March 31, 2023 have been updated to modify the disclosure classification between segments related to forward currency contracts such that the revenue for Canada was understated and the revenue for the United States and the United Kingdom were overstated. The Company determined the update was not material to its previously issued statements as it did not affect the Company’s consolidated results from operations during the three months ended March 31, 2023.
Note 22: Subsequent Events
Subsequent to March 31, 2024, the Company announced the initial closing of its registered direct offering of up to $7,000,000 (the “Offering”) on April 23, 2024. In the initial closing, the Company sold 3,900,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the "Investor"), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses, pursuant to a securities purchase agreement, dated April 18, 2024 (the “SPA”). Pursuant to the terms of the SPA, the Investor has the sole option to purchase up to an additional 3,000,000 shares of Common Stock and/or Pre-funded Warrants as part of the Offering, at $1.00 per share of Common Stock and $0.99 per Pre-Funded Warrant, in up to three subsequent closings during the 180-day period following the date of the SPA in which each subsequent closing is equal to no less than $1,000,000, whereby the Company would receive additional aggregate gross proceeds of up to $3,000,000 (together with the gross proceeds from the initial closing, up to a total of $7,000,000), prior to deducting placement agent fees and other offering expenses. Additionally, the Company has 4,784,909 warrants with a reprice option that was triggered by the registered direct offering which reduced the exercise price from $2.50 per share to $1.00 per share.
Subsequent to March 31, 2024, the Company sold marketable securities and received proceeds of $2.5 million and incurred a realized loss of $0.2 million. The Company paid down the margin loan and invested $0.8 million in a money market fund.
Refer to Part II Item. 1 Legal Proceedings of this Form 10Q for recent developments in legal matters subsequent to March 31, 2024.
As of May 14, 2024, there were no additional subsequent events to report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2024 and 2023. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 9, 2024, and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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
Our Licensing & Royalties business has the most upside and potential for the Company. We are looking to take advantage of our incredible set of Stan Lee assets to drive consumer products - both digitally and physically. We will be focused on utilizing all of our IP assets further in 2024 and beyond.
Our Media Advisory & Advertising Services business is focused on driving deal flow opportunities and winning annuity business through retainers and projects. The team continues to focus on the toy business, but also expansion into tangential industries such as family and travel. The team has expanded their reach over the past 12-18 months by leveraging their relationships with influencers to promote products and provide bespoke marketing initiatives for the clients.

Results of Operations
Our summary results for the three months ended March 31, 2024 and 2023 are below:
Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production Services	$2,763	$9,886	$(7,123)	(72)%
Content Distribution	2,329	3,301	(972)	(29)%
Licensing & Royalties	100	46	54	117%
Media Advisory & Advertising Services	886	956	(70)	(7)%
Total Revenue	$6,078	$14,189	$(8,111)	(57)%

Production Services revenue was generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the three months ended March 31, 2024 was lower than the Wow production services revenue recognized during three months ended March 31, 2023 primarily due to a lower volume of active service production projects in the current period versus the prior year period.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the three months ended March 31, 2024, decreased by 29% as compared to the three months ended March 31, 2023. This was primarily due to a decrease in Frederator’s multi-channel network revenue of $0.8 million from YouTube due to less viewership and a decline in RPM advertising rates.
Revenue related to Licensing & Royalties for the three months ended March 31, 2024 increased by 117% as compared to the three months ended March 31, 2023 primarily due to the acquisition of new customers during the current period.
Revenue generated by Media Advisory & Advertising services for the three months ended March 31, 2024 decreased by 7% as compared to the three months ended March 31, 2023 primarily due to lower net renewal activity and media purchases from clients.
Expenses

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$444	$245	$199	81%
Direct Operating Costs	4,325	11,285	(6,960)	(62)%
General and Administrative	7,603	9,225	(1,622)	(18)%
Impairment of Property and Equipment	–	120	(120)	(100)%
Impairment of Intangible Assets	–	4,023	(4,023)	(100)%
Impairment of Goodwill	–	11,287	(11,287)	(100)%
Total Expenses	$12,372	$36,185	$(23,813)	(66)%
The increase in Marketing and Sales expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to an increase in advertising efforts aimed at promoting the Kartoon Studios branding.
Direct Operating Costs during the three months ended March 31, 2024 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease was primarily due to a reduction in salary costs and headcount due to a lower volume of service production projects for the three months ended March 31, 2024, compared to the same period of the prior year.
The decrease in General and Administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a decrease of $0.7 million in share-based compensation expense, a decrease in depreciation related to equipment leases that had ended prior to the current period, and a decrease in general expenses as part of the Company’s cost saving initiatives.
During the three months ended March 31, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we concluded that impairment charges to those assets were required. The Company concluded that there were no indications or triggering events that would further impair the assets during the three months ended March 31, 2024.
Other Expense, net
Components of Other Expense, net are summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest Expense (a)	$(203)	$(1,085)

Gain on Revaluation of Warrants (b)	37	139
Loss on Revaluation of Equity Investment in YFE (c)	–	(895)
Realized Loss on Marketable Securities Investments (d)	(141)	(1,537)
Gain (Loss) on Foreign Exchange (e)	(650)	320
Interest Income (f)	53	310
Finance Lease Interest Expense (g)	(30)	(50)
Other (h)	164	1
Other Expense, net	$(567)	$(1,712)

(a)	Interest Expense during the three months ended March 31, 2024 primarily consisted of $0.1 million of interest incurred on the production facilities and $0.1 million of interest incurred on bank indebtedness.
(b)	The Gain on Revaluation of Warrants during the three months ended March 31, 2024 is primarily related to the changes in fair value of the remaining outstanding warrant classified as a liability due to decreases in market price.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately. The stock price of YFE as of March 31, 2024 did not change from the prior period.
(d)	The Realized Loss on Marketable Securities Investments reflects the loss that will not be recovered from the investments due to selling securities prior to maturity.
(e)	The Gain (Loss) on Foreign Exchange during the three months ended March 31, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $0.4 million due to the EURO fluctuation to USD as compared to the prior reporting period. The remaining balance is related to remeasurements of transactions made in foreign currencies that are outstanding as of the balance sheet date.
(f)	Interest Income during the three months ended March 31, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(g)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(h)	Other Income is primarily related to late fees from select clients on a payment plan.

Liquidity and Capital Resources
As of March 31, 2024, we had cash of $2.8 million, which decreased by $1.3 million as compared to December 31, 2023. The decrease was primarily due to cash used in financing activities of $7.9 million, offset by cash provided by operating activities of $3.8 million and investing activities of $2.6 million. The cash used in financing activities was primarily due to the net repayment of the production facilities and bank indebtedness, partially offset by the net proceeds from the margin loan, resulting in cash used of $7.5 million, and payments on finance leases of $0.4 million. The cash provided by investing activities was due to sales of marketable securities of $2.6 million.
As of March 31, 2024, we held available-for-sale marketable securities with a fair value of $9.4 million, a decrease of $2.6 million as compared to December 31, 2023 due to sales and maturities during the three months ended March 31, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
As of March 31, 2024 and December 31, 2023, our margin loan balance was $2.9 million and $0.8 million, respectively. During the three months ended March 31, 2024, we borrowed an additional $3.1 million from our investment margin account and repaid $0.9 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.95% and 0.98% on average margin loan balances of $14.2 million and $27.4 million as of March 31, 2024 and December 31, 2023, respectively. We incurred interest expense on the loan of $18,632 and $0.7 million during the three months ended March 31, 2024 and 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our condensed consolidated balance sheets.
We are subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease line that have an aggregate total outstanding balance of USD 1.0 million (CAD 1.4 million).
During March 2024, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. In addition, the equipment lease line was terminated, however, the Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of March 31, 2024 and the date of the amendment, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. The amendment did not have any impact on the Company’s existing production facilities that are separate from the revolving demand facility and are used for financing specific productions.

Working Capital
As of March 31, 2024, we had total current assets of $41.0 million, including cash of $2.8 million and marketable securities of $9.4 million, and our total current liabilities were $34.9 million. We had working capital of $6.1 million as of March 31, 2024 as compared to working capital of $11.5 million as of December 31, 2023. The decrease of $5.4 million was primarily due to a decrease in our cash and marketable security position.
During the three months ended March 31, 2024, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2023
Our total cash as of March 31, 2024 and March 31, 2023 was $2.8 million and $4.1 million, respectively.

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$3,845	$(5,165)	$9,010
Net Cash Provided by Investing Activities	2,560	14,648	(12,088)
Net Cash Used in Financing Activities	(7,891)	(12,157)	4,266
Effect of Exchange Rate Changes on Cash	154	7	147
Decrease in Cash	$(1,332)	$(2,667)	$1,335
Net Non-cash Expenses
Items necessary to reconcile from net loss to cash provided by operating activities included net non-cash expenses of $2.1 million for the three months ended March 31, 2024 as compared to net non-cash expenses of $19.4 million for the three months ended March 31, 2023. The majority of the decrease of $17.3 million was primarily due to the absence of the recognition of $15.4 million in impairment expenses of long-lived assets, intangible assets and goodwill and a loss of $0.9 million on the revaluation of our equity investment in YFE securities that was recorded during the three months ended March 31, 2023. In addition, the realized loss on marketable securities decreased by $1.4 million due to the decreased sales of our marketable securities prior to their maturity date and stock based compensation expense decreased by $0.7 million. The decrease is offset by the absence of recording deferred income taxes of $0.9 million.
Change in Operating Activities
The net change in operating asset and liability activities from cash used of $0.7 million as of March 31, 2023 to the net change in operating asset and liability activities provided by cash of $8.8 million as of March 31, 2024 was primarily due to an increase in net receipts of tax credits during the current year of $5.6 million as credits were received for production completed in the prior year, a decrease in deferred revenue of $3.4 million and a $2.0 million decrease in accounts payable and accrued expenses due to timing.
Change in Investing Activities
The decrease in cash provided by investing activities of $12.1 million was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $12.2 million during the three months ended March 31, 2024 due to less sales of our marketable securities during the current period.
Change in Financing Activities
The decrease in cash used in financing activities of $4.3 million was primarily due to a decrease in borrowings from our margin loan and production facilities, offset by an increase in pay down of the production facilities resulting in a net decrease of cash used in financing of $3.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $24.6 million as of March 31, 2024, of which about $8.5 million could be owed within one year if the margin loan is called.
We plan to utilize our liquidity (as described above) to fund our material cash requirements.
As of March 31, 2024, we had $1.7 million in commitments for capital expenditures, related to equipment leases.
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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 9, 2024 (the “2023 Annual Report”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2023 Annual Report describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2024, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).
Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of March 31, 2024, our internal controls over financial reporting were not effective based on those criteria.
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
The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are observed in many small companies with a small number of accounting and financial reporting staff:
•    Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes;
•Lack of specialized experts related to income tax areas; and
•Inappropriate application of accounting standards related to warrant modifications.
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
Our plans for remediation include, but are not limited to, the efforts summarized below, which have been or are in the process of being implemented:
•Enhanced procedures for formal documented review and approval of journal entries;
•Reorganized the accounting team members to ensure proper segregation of duties;
•Implemented core financial reporting and financial close software systems;
•Performed risk assessment procedures and improved the documentation of internal processes and controls;
•Improved documentation over complex financial transactions;
•Implemented additional procedures over assessment of cybersecurity and information technology general controls;
•Increase the extent of oversight and verification checks included in operation of user access controls and processes; and
•Continue to enhance review over financial reporting, financial operations, internal controls including segregation of duties; as well as improve tax analysis and fair value estimates.
We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated process has operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As of March 31, 2024, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.
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
On September 27, 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. After full briefing of the appeal, a panel of the Court of Appeals held oral argument on the appeal on November 6, 2023, and took the matter under submission.
On April 5, 2024, the Appellate Court issued its opinion, affirming in part and reversing in part the decision of the District Court. The Appellate Court affirmed the dismissal of certain claims pertaining to Company statements where it found the Plaintiffs failed to adequately plead loss causation, but reversed the lower court’s dismissal of claims related to other Company statements, finding that, in those other instances, the Plaintiffs adequately pleaded loss causation. The matter is now remanded to the U.S. District Court for the Central District of California for further proceedings on the Plaintiffs remaining claims. The Company cannot predict the outcome of the further proceedings upon remand to the District Court.
Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham, Stefan Piech and former director Michael Hirsh), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. The Company cannot predict the impact of the forthcoming decision on the appeal of the dismissal of the securities class action on the shareholder derivative lawsuits.

As previously reported, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered January 24, 2024. Discovery is now open, and Plaintiff has propounded initial document requests to the Defendants, the Company, and multiple third parties including Mr. Heyward. Following formal responses to the discovery requests, meet-and-confer discussions are currently underway concerning the scope of anticipated document productions. On February 23, 2024, the Court entered a case scheduling order that contemplates completion of discovery by September 30, 2024, followed by dispositive motions before year-end. The Court has not set a trial date. As noted, Plaintiff seeks no relief from the Company; indeed, the Plaintiff seeks monetary relief for the Company. In any event, the Company cannot predict the outcome of the case.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.     Exhibits
EXHIBIT INDEX

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

Kartoon Studios, Inc.

May 15, 2024	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

May 15, 2024		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)