Form 10-Q
period 2024-06-30
Kartoon Studios, Inc.
filed 2024-08-14
CIK 1355848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2024, the registrant had 39,480,182 shares of common stock outstanding.

Kartoon Studios, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
Kartoon Studios, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,741	$4,095
Investments in Marketable Securities (amortized cost of $6,924 and $12,838, respectively)	6,455	11,950
Accounts Receivable (net of allowance of $244 and $189, respectively)	12,663	18,072
Tax Credits Receivable (net of allowance of $570 and $527, respectively)	13,961	20,714
Notes and Accounts Receivable from Related Party	1,389	1,435
Other Receivable	367	103
Prepaid Expenses and Other Assets	1,246	740
Total Current Assets	38,822	57,109

Noncurrent Assets:
Property and Equipment, net	1,680	1,877
Operating Lease Right-of-Use Assets, net	6,507	7,076
Finance Lease Right-of-Use Assets, net	1,236	1,867
Film and Television Costs, net	1,566	1,295
Investment in Your Family Entertainment AG	17,617	19,094
Intangible Assets, net	21,453	22,993
Other Assets	123	125
Total Assets	$89,004	$111,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,265	$16,864
Participations Payable	1,526	1,915
Accrued Expenses	1,075	691
Accrued Salaries and Wages	1,935	1,926
Deferred Revenue	4,793	3,127
Margin Loan	1,056	782
Production Facilities	9,847	15,336
Bank Indebtedness	423	2,905
Current Portion of Operating Lease Liabilities	1,194	908
Current Portion of Finance Lease Liabilities	1,168	1,120
Warrant Liability	3	63
Due to Related Party	7	3
Other Current Liabilities	297	–
Total Current Liabilities	33,589	45,640

Noncurrent Liabilities:
Deferred Revenue	3,382	3,458
Operating Lease Liabilities, Net Current Portion	6,104	6,736
Finance Lease Liabilities, Net Current Portion	176	928
Deferred Tax Liability, net	1,386	1,399
Other Noncurrent Liabilities	8	14
Total Liabilities	44,645	58,175

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 9,943,999 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	–	–
Series B Preferred Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of June 30, 2024 and December 31, 2023	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	–	–
Common Stock, $0.001 par value, 190,000,000 shares authorized, 39,539,207 and 35,323,217 shares issued and 39,463,517 and 35,247,744 outstanding as of June 30, 2024 and December 31, 2023, respectively	356	352
Additional Paid-in Capital	777,883	773,986
Treasury Stock at Cost, 75,690 and 75,473, respectively, shares of common stock as of June 30, 2024 and December 31, 2023	(339)	(339)
Accumulated Deficit	(731,464)	(718,546)
Accumulated Other Comprehensive Loss	(3,699)	(3,883)
Total Kartoon Studios, Inc. Stockholders' Equity	42,737	51,570
Non-Controlling Interests in Consolidated Subsidiaries	1,622	1,691
Total Stockholders' Equity	44,359	53,261

Total Liabilities and Stockholders’ Equity	$89,004	$111,436
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Production Services	$5,095	$7,033	$7,858	$16,919
Content Distribution	2,396	3,012	4,725	6,313
Licensing & Royalties	27	103	127	149
Media Advisory & Advertising Services	866	890	1,752	1,846
Total Revenues	8,384	11,038	14,462	25,227

Operating Expenses:
Marketing and Sales	292	1,690	736	1,935
Direct Operating Costs	5,845	9,541	10,170	20,826
General and Administrative	6,908	8,370	14,511	17,595
Impairment of Property and Equipment	–	–	–	120
Impairment of Intangible Assets	–	–	–	4,023
Impairment of Goodwill	–	–	–	11,287
Total Operating Expenses	13,045	19,601	25,417	55,786

Loss from Operations	(4,661)	(8,563)	(10,955)	(30,559)

Interest Expense	(246)	(1,020)	(449)	(2,105)
Other Expense, net	(1,016)	(2,858)	(1,583)	(4,570)

Loss Before Income Tax Benefit (Expense)	(5,923)	(12,441)	(12,987)	(37,234)

Income Tax Benefit	–	–	–	934

Net Loss	(5,923)	(12,441)	(12,987)	(36,300)

Net Loss Attributable to Non-Controlling Interests	50	16	69	47

Net Loss Attributable to Kartoon Studios, Inc.	$(5,873)	$(12,425)	$(12,918)	$(36,253)

Net Loss per Share (Basic)	$(0.15)	$(0.38)	$(0.35)	$(1.12)
Net Loss per Share (Diluted)	$(0.15)	$(0.38)	$(0.35)	$(1.12)

Weighted Average Shares Outstanding (Basic)	38,386,420	32,379,852	36,842,083	32,180,202
Weighted Average Shares Outstanding (Diluted)	38,386,420	32,379,852	36,842,083	32,180,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(5,923)	$(12,441)	$(12,987)	$(36,300)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain (Loss) on Marketable Securities	43	(87)	63	743
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	216	720	357	2,257
Foreign Currency Translation Adjustments	(52)	704	(236)	707
Total Change in Accumulated Other Comprehensive Loss	207	1,337	184	3,707
Total Comprehensive Net Loss	(5,716)	(11,104)	(12,803)	(32,593)
Net Loss Attributable to Non-Controlling Interests	50	16	69	47
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(5,666)	$(11,088)	$(12,734)	$(32,546)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	53,497	–	–	–	74	–	–	–	–	–	74
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	49,949	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	226	–	–	–	–	–	226
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	161	–	161
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(184)	–	(184)
Net Loss	–	–	–	–	–	–	–	(7,045)	–	(19)	(7,064)

Balance, March 31, 2024	35,351,190	$352	1	$–	$774,286	75,473	$(339)	$(725,591)	$(3,906)	$1,672	$46,474

Issuance of Common Stock for Services	73,745	—	—	–	83	—	—	—	—	–	83
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	38,582	–	–	–	25	217	–	–	–	–	25
Proceeds from Securities Purchase Agreement, Net	4,000,000	4	–	–	3,325	–	–	–	–	–	3,329
Share Based Compensation	–	–	–	–	164	–	–	–	–	–	164
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	259	–	259
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(52)	–	(52)
Net Loss	–	–	–	–	–	–	–	(5,873)	–	(50)	(5,923)

Balance, June 30, 2024	39,463,517	$356	1	$–	$777,883	75,690	$(339)	$(731,464)	$(3,699)	$1,622	$44,359

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	78,088	1	–	–	(1)	3,700	(9)	–	–	–	(9)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	910	–	–	–	–	–	910
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,367	–	2,367
Currency Translation Adjustment	–	–	–	–	–	–	–	–	3	–	3
Net Loss	–	–	–	–	–	–	–	(23,828)	–	(31)	(23,859)

Balance, March 31. 2023	32,113,784	$320	1	$–	$763,327	46,333	$(299)	$(665,271)	$(7,555)	$1,759	$92,281

Issuance of Common Stock for Services	404,251	–	–	–	997	–	–	–	–	–	997
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	224,988	29	–	–	(29)	2,165	(6)	–	–	–	(6)
Proceeds From Warrant Exchange, net	2,311,550	2	–	–	4,855	–	–	–	–	–	4,857
Share Based Compensation	–	–	–	–	717	–	–	–	–	–	717
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	633	–	633
Currency Translation Adjustment	–	–	–	–	–	–	–	–	704	–	704
Net Loss	–	–	–	–	–	–	–	(12,425)	–	(16)	(12,441)

Balance, June 30, 2023	35,054,573	$351	1	$—	$769,867	48,498	$(305)	$(677,696)	$(6,218)	$1,743	$87,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(12,987)	$(36,300)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	144	474
Depreciation and Amortization of Property, Equipment & Intangible Assets	1,201	1,324
Amortization of Right-of-Use Asset	971	1,486
Amortization of Premium on Marketable Securities	44	322
Share-Based Compensation Expense	390	1,627
Impairment of Film and Television Costs	17	–
Impairment of Intangible Assets	–	4,023
Impairment of Goodwill	–	11,287
Impairment of Property and Equipment	–	120
Deferred Income Taxes	–	(934)
Marketing Expenses in Exchange for Stock	–	1,195
(Gain) Loss on Revaluation of Equity Investments in Your Family Entertainment AG	881	(3,427)
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	596	(295)
Gain on Warrant Revaluation	(60)	(6,202)
Realized Loss on Marketable Securities	357	2,257
Warrant Incentive Expense	–	12,664
Stock Issued for Services	158	997
Credit Loss Expense	114	246
Other Non-Cash Items	3	(3)

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	5,322	7,217
Other Receivable	(270)	749
Tax Credits Earned (less capitalized)	(4,128)	(8,931)
Tax Credits Received, net	10,251	10,419
Film and Television Costs, net	(440)	(689)
Prepaid Expenses and Other Assets	(513)	(563)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(6,592)	(5,219)
Accrued Salaries & Wages	52	54
Accrued Expenses	384	339
Accrued Production Costs	643	473
Participations Payable	(441)	(813)
Deferred Revenue	1,682	(4,216)
Lease Liability	(413)	(297)
Due to Related Party	(1)	53
Other Liabilities	(19)	(24)
Net Cash Used in Operating Activities	$(2,654)	$(10,587)

Cash Flows from Investing Activities:
Repayments from/(Loans to) Related Party for Note Receivables	45	1,357
Proceeds from Principal Collections on Marketable Securities	–	460
Proceeds from Sales and Maturities of Marketable Securities	5,514	34,169
Investment in Intangible Assets, net	(7)	–
Purchase of Property & Equipment	(34)	(38)
Net Cash Provided by Investing Activities	$5,518	$35,948

Cash Flows from Financing Activities:
Proceeds from Margin Loan	6,297	8,582
Repayments of Margin Loan	(6,022)	(41,778)
Proceeds from Production Facilities	4,285	6,866
Repayment of Production Facilities	(9,653)	(8,315)
(Repayments of )/Proceeds from Bank Indebtedness, net	(2,628)	2,931
Proceeds from Securities Purchase Agreement	3,329	–
Principal Payments on Finance Lease Obligations	(389)	(1,216)
Debt Issuance Costs	(48)	(45)
Proceeds from Warrant Exchange, net	–	5,299
Shares Withheld for Taxes on Vested Restricted Shares	25	(15)
Payment for Warrant Put Option Exercise	–	(250)
Net Cash Used in Financing Activities	$(4,804)	$(27,941)

Effect of Exchange Rate Changes on Cash	586	(13)

Net Decrease in Cash	(1,354)	(2,593)
Beginning Cash	4,095	7,432
Ending Cash	$2,741	$4,839

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$75	$285

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$–	$1,216
Warrants Issued for Services	$–	$443
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

The Company has rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”). Known by his signature phrase “Excelsior!”, Stan Lee is one of the most prolific and legendary creators of all time. As Marvel's editor-in-chief, Stan "The Man" Lee helped build a universe of interlocking continuity, one where fans felt as if they could turn a street corner and run into a superhero from Spider-Man to the Fantastic Four, Thor, Iron Man, the Hulk, the X-Men, and more. Stan went on to become Marvel’s editorial director and publisher in 1972 and was eventually named chairman emeritus. He was the co-creator of characters appearing in 4 of the top 10 box office movies of all time, which featured Spider-Man, Iron Man, the Hulk, Thor, Guardians of the Galaxy, Black Panther, and of course the Avengers, accounting for billions of dollars of revenue for Marvel and the Walt Disney Company.

The Company also owns The Beacon Media Group, LLC (“Beacon Media”) and The Beacon Communications Group, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American marketing and media agency specializing in creating impactful connections between consumers and brands across various industries. With a focus on in-depth research and analysis the agency equips brands with a deep understanding of media landscapes, trends, and platform patterns across generations along with developing highly effective media strategies that deliver results for clients. Beacon represents over 30 kids and family clients including Bandai Namco, Moose Toys, Bazooka Candy Brands, Goliath Games, Playmates Toys, Cra-Z-Art, and Zebra Pens.
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
On June 21, 2024, the Company announced the launch of “Winnie-the-Pooh” on the Kartoon Channel through a $30.0 million joint venture with Catalyst Venture Partners. The JV partnership stipulates after Catalyst Venture Partners recoup their investment, the ownership and profit split between the partners is 60% to Kartoon Studios and 40% to Catalyst Venture Partners. “Winnie-the-Pooh” is based on the designs and stories of one of the most successful brands of all time, A.A. Milne’s “Winnie-the-Pooh,” a property that has generated over $80 billion in sales over the last four decades and is estimated to currently generate $3-$6 billion per year for The Walt Disney Company. Catalyst Venture Partners will provide the full amount of the production finance with the plan to include an animated holiday movie, five holiday specials and 4 year episode series.
Liquidity
As of June 30, 2024, the Company had cash of $2.7 million, which decreased by $1.4 million as compared to December 31, 2023. The decrease was primarily due to cash used in financing activities of $4.8 million and cash used for operating activities of $2.7 million, offset by cash provided by investing activities of $5.5 million. The cash used in financing activities was primarily due to repayments of the production facilities, margin loan and bank indebtedness, net of proceeds from each, resulting in net cash used of $7.7 million, offset by proceeds from the Offering of $3.3 million. The cash provided by investing activities was due to sales of marketable securities of $5.5 million.
As of June 30, 2024, the Company held available-for-sale marketable securities with a fair value of $6.5 million, a decrease of $5.5 million as compared to December 31, 2023 due to sales and maturities during the six months ended June 30, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
As of June 30, 2024 and December 31, 2023, the Company’s margin loan balance was $1.1 million and $0.8 million, respectively. During the six months ended June 30, 2024, the Company borrowed an additional $6.3 million from its investment margin account and repaid $6.0 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.82% and 0.98%, respectively, on average margin loan balances of $9.8 million and $27.4 million as of June 30, 2024 and December 31, 2023, respectively.
For the three months ended June 30, 2024 and June 30, 2023, the Company incurred interest expense on the loan of $12,429 and $0.6 million, respectively. The Company incurred interest expense on the loan of $31,061 and $1.3 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that have an aggregate total outstanding balance of $1.3 million U.S. dollars (“USD”) or $1.7 million of Canadian dollars (“CAD”).

During March 2024, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. In addition, the equipment lease line was terminated, however, the Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of the date of the amendment and June 30, 2024 there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. As of June 30, 2024, the Company was not in compliance with two financial covenants. The financial covenants required the Company to maintain a minimum liquidity threshold and to complete a minimum equity raise by June 30, 2024. As a result of the covenant violations, the Company’s remaining equipment lease agreements with the lender of CAD 1.2 million are subject to repayment. As of August 14, 2024, the lender and the Company have agreed to a repayment plan for the equipment leases to be completed within the fourth quarter of 2024. The amendment and covenant violation did not have any impact on the Company’s production facilities that are separate from the revolving demand facility and are used for financing specific productions.

Historically, the Company has incurred net losses. For the three months ended June 30, 2024 and June 30, 2023, the Company reported net losses of $5.9 million and $12.4 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company reported net losses of $13.0 million and $36.3 million, respectively. The Company reported net cash used in operating activities of $2.7 million and cash used in operating activities of $10.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $731.5 million and total stockholders’ equity of $44.4 million. As of June 30, 2024, the Company had total current assets of $38.8 million, including cash of $2.7 million and marketable securities of $6.5 million, and total current liabilities of $33.6 million. The Company had working capital of $5.2 million as of June 30, 2024, compared to working capital of $11.5 million as of December 31, 2023. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and noted the Company has sufficient marketable securities and investments to fund operations for the next 12 months from the issuance date of this Quarterly Report on Form 10-Q (“the Form 10-Q”). In addition, the Company has the ability to reduce operating costs and use equity and equity-linked instruments to pay for services and compensation.
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
Prior Periods and Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net loss, current assets, total assets, current liabilities, total liabilities, stockholders’ equity, non-controlling interests or cash flows. No reclassifications of prior period balances were material to the unaudited condensed consolidated financial statements.
Interim results are not necessarily indicative of financial results for a full year or any other period. The information included in this Form 10-Q should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.

The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Foreign Currency Forward Contracts

As of June 30, 2024, the gross amounts of FX forwards in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.3 million recorded within Other Current Liabilities on the condensed consolidated balance sheets. As of December 31, 2023, the FX contracts were fully settled and netted to zero on the Company’s condensed consolidated balance sheets.

For the three and six months ended June 30, 2024, the Company recorded a a realized loss of $0.1 million and $0.3 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations. The change in fair value of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, was recorded as an unrealized gain within Production Services Revenue on the condensed consolidated statement of operations.
Trade Accounts Receivable and Allowance for Credit Loss
As of June 30, 2024 and December 31, 2023, the Company recorded an allowance for credit loss of $0.2 million and $0.2 million, respectively.
Tax Credits Receivable
As of June 30, 2024 and December 31, 2023, $14.0 million and $20.7 million, respectively, in current tax credit receivables related to Wow’s film and television productions were recorded, net of $0.6 million and $0.5 million, respectively, recorded as an allowance for credit loss. It is estimated that the Company will collect the receivables balance; therefore, no additional reserve was recorded.
Concentration of Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to Canadian Dollar (“CAD”) 100,000. As of June 30, 2024 and December 31, 2023, the Company had nine and ten bank deposit accounts with an aggregate uninsured balance of $1.5 million and $2.5 million, respectively.
The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $6.5 million and $12.0 million as of June 30, 2024 and December 31, 2023, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of June 30, 2024 and December 31, 2023, the Company did not have account balances held at this financial institution that exceed the insured balances.
The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.
During the three months ended June 30, 2024, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 80.9% of the total revenue.
During the six months ended June 30, 2024, the Company had three customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 66.7% of the total revenue. As of June 30, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 66.0% of the total accounts receivable as of June 30, 2024.
During the three months ended June 30, 2023, the Company had four customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 81.2% of the total revenue.
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
Fair Value of Financial Instruments
The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
Corporate Bonds	$3,142	$–	$3,142
U.S. agency and government sponsored securities	–	1,863	1,863
U.S. states and municipalities	–	1,450	1,450
Total	$3,142	$3,313	$6,455
Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of June 30, 2024 and December 31, 2023. Refer to Note 5 for additional details.
New Accounting Standards Issued but Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements. The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the condensed consolidated financial statements and related disclosures, which is not expected to be material.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the condensed consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures and is not expected to be material.
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
During the three months ended June 30, 2024 and June 30, 2023, SLU generated net loss of $49,895 and net income of $15,911, respectively. During the six months ended June 30, 2024 and June 30, 2023, SLU generated net loss of $69,199 and net income $47,334, respectively. There were no contributions or distributions during the three and six months ended June 30, 2024 and June 30, 2023, and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.
Note 4: Investment in Equity Interest
As of June 30, 2024 and December 31, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of June 30, 2024, the fair value of the investment was determined to be $17.6 million recorded within noncurrent assets on the Company’s condensed consolidated balance sheets. The fair value as of June 30, 2024 decreased by net $1.5 million, as compared to December 31, 2023. The decrease is the effect of foreign currency remeasurement from EURO to USD resulting in a loss of $0.6 million and share price fluctuations resulting in a loss of $0.9 million. The total change in fair value is recorded within Other Expense, net on the Company’s condensed consolidated statement of operations. As of June 30, 2024 and December 31, 2023, the Company’s ownership in YFE was 44.8%.
Note 5: Marketable Securities
The Company classifies and accounts for its marketable debt securities as available-for-sale securities (“AFS”) and the securities are stated at fair value. Per ASC 326, the Company is required to recognize an allowance for credit losses on its AFS debt securities and recognize a credit loss expense once securities become impaired.
The investments in marketable securities had an adjusted cost basis of $6.9 million and a market value of $6.5 million as of June 30, 2024. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Loss	Fair Value
Corporate Bonds	$3,362	$(220)	$3,142
U.S. Agency and Government Sponsored Securities	2,000	(137)	1,863
U.S. States and Municipalities	1,562	(112)	1,450
Total	$6,924	$(469)	$6,455
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
The Company holds 5 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of June 30, 2024. The AFS securities held by the Company as of December 31, 2023 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of June 30, 2024 and December 31, 2023, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.
Realized losses of $0.2 million and $0.7 million were recognized in earnings during the three months ended June 30, 2024 and June 30, 2023, respectively. Realized losses of $0.4 million and $2.3 million were recognized in earnings during the six months ended June 30, 2024 and June 30, 2023, respectively. The losses were due to selling securities prior to maturity to prevent further market condition losses on the securities.
The contractual maturities of the Company’s marketable investments as of June 30, 2024 were as follows (in thousands):

Fair Value
Due within 1 year	$186
Due after 1 year through 5 years	6,269
Total	$6,455
The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
Note 6: Property and Equipment, net
The Company has property and equipment as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Furniture and Equipment	$118	$117
Computer Equipment	225	219
Leasehold Improvements	2,212	2,200
Software	219	192
Property and Equipment, gross	2,774	2,728

Less Accumulated Depreciation	(913)	(724)
Foreign Currency Translation Adjustment	(181)	(127)
Property and Equipment, net	$1,680	$1,877
During the three months ended June 30, 2024 and June 30, 2023, the Company recorded depreciation expense of $0.1 million for both respective periods. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded depreciation expense of $0.2 million for both respective periods.
The Company did not incur any impairment charges on its property and equipment during the three and six months ended June 30, 2024.
During the six months ended June 30, 2023, due to changes in the Company's estimated undiscounted future cash flows, a reassessment of its long-lived assets was performed. As a result, the carrying value of one of the Company's asset group’s property and equipment assets were written down to zero and an Impairment of Property and Equipment of $0.1 million was recorded within Operating Expenses in the condensed consolidated statement of operations.

Note 7: Leased Right-of-Use Assets, net
Leased right-of-use assets consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Office Lease Assets	$9,437	$9,437
Equipment Lease Assets	5,360	5,360
Right-of-Use Assets, Gross	14,797	14,797

Accumulated Amortization	(6,207)	(5,237)
Foreign Currency Translation Adjustment	(847)	(617)
Leased Right-of-Use Assets, net	$7,743	$8,943
As of June 30, 2024, the weighted-average lease term for the Company’s operating leases was 78 months and the weighted-average discount rate was 11.1%. As of December 31, 2023, the weighted-average lease term for operating leases was 83 months and the weighted-average discount rate was 11.1%.
Operating lease costs during the three months ended June 30, 2024 and June 30, 2023 were $0.7 million and $0.7 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations. Operating lease costs during the six months ended June 30, 2024 and June 30, 2023 were $0.8 million and $0.8 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2024, the Company recorded finance lease costs of $0.3 million and $0.7 million, respectively, primarily comprised of ROU amortization of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2023, the Company recorded finance lease costs of $0.6 million and $1.2 million, respectively, primarily comprised of ROU amortization of $0.5 million and $1.1 million, respectively. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Expense, net on the Company’s condensed consolidated statements of operations.
Note 8: Film and Television Costs, net
The following table highlights the activity in Film and Television Costs as of June 30, 2024 and December 31, 2023 (in thousands):

Film and Television Costs, net as of December 31, 2022	$7,780
Additions to Film and Television Costs	1,078
Disposals	(41)
Film Amortization Expense & Impairment Losses	(7,536)
Foreign Currency Translation Adjustment	14
Film and Television Costs, net as of December 31, 2023	1,295
Additions to Film and Television Costs	441
Disposals	(10)
Film Amortization Expense & Impairment Losses	(152)
Foreign Currency Translation Adjustment	(8)
Film and Television Costs, net as of June 30, 2024	$1,566
The Company had a write-down of $7,832 and a disposal of $9,509 for the three months ended June 30, 2024, and did not record any significant impairment charges on film costs during the three months ended June 30, 2023. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively. There were no additional write downs or disposals within the six months ended June 30, 2024 and June 30, 2023.

Note 9: Intangible Assets, net
Intangible Assets, net
The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):
Intangible Assets, net

	Weighted Average Remaining Amortization Period	As of
		June 30, 2024	December 31, 2023
Customer Relationships	6.0	$17,429	$17,325
Digital Networks	13.8	803	803
Trade Names	66.9	9,957	9,970
Logo	0.5	7	–
Intangible Assets, gross		28,196	28,098

Less Accumulated Amortization		(4,909)	(3,794)
Foreign Currency Translation Adjustment		(1,834)	(1,311)
Intangible Assets, net		$21,453	$22,993
_______________________
During the three months ended June 30, 2024 and June 30, 2023 the Company recorded intangible asset amortization expense of $0.5 million for each reporting period. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded intangible asset amortization expense of $1.0 million and $1.1 million, respectively.
The Company did not incur any impairment charges on its definite and indefinite-lived intangible assets during the three and six months ended June 30, 2024.
During the six months ended June 30, 2023, the Company recorded a total Impairment of Intangible Assets of $4.0 million within Operating Expenses in the condensed consolidated statement of operations. The impairment charge consisted of a write-down of definite-lived intangible assets of $2.8 million due to a decrease in an asset group’s estimated undiscounted cash flows. Furthermore, it was determined that the Frederator tradename, an indefinite-lived intangible asset, was impaired by $1.3 million.
Expected future amortization of intangible assets subject to amortization as of June 30, 2024 is as follows (in thousands):

Fiscal Year:
2024	$1,027
2025	2,040
2026	2,040
2027	2,040
2028	2,040
Thereafter	6,764
Total	$15,951
As of June 30, 2024, $5.5 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue
As of June 30, 2024 and December 31, 2023, the Company had aggregate short term and long term deferred revenue of $8.2 million and $6.6 million, respectively. The increase in deferred revenue is primarily related to the stage of progress of various productions as of June 30, 2024, compared to the progress as of December 31, 2023. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.
Note 11: Margin Loan
As of June 30, 2024 and December 31, 2023, the Company’s margin loan balance was $1.1 million and $0.8 million, respectively. During the six months ended June 30, 2024, the Company borrowed an additional $6.3 million from its investment margin account and repaid $6.0 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.82% and 0.98%, respectively, on average margin loan balances of $9.8 million and $27.4 million as of June 30, 2024 and December 31, 2023, respectively.
For the three months ended June 30, 2024 and June 30, 2023, the Company incurred interest expense on the loan of $12,429 and $0.6 million, respectively. The Company incurred interest expense on the loan of $31,061 and $1.3 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.
Note 12: Bank Indebtedness and Production Facilities

The Company has certain credit facilities (together, the “Facilities”) that are comprised of the following:

Revolving Demand Facility

As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance of $0.4 million (CAD 0.6 million) and $2.9 million (CAD 3.8 million), respectively, on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheets.

During March 2024, the Company amended the revolving demand facility. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $0.2 million in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum.

Treasury Risk Management Facility

During March 2024, an amendment was entered into that removed the treasury risk management facility. As of the date of the amendment and December 31, 2023, there were no outstanding amounts drawn under the treasury risk management facility.

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

As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance of $9.8 million (CAD 13.5 million), including $1.3 million (CAD 1.8 million) of interest, and $15.3 million (CAD 20.3 million), including

$1.4 million (CAD 1.9 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Line

During March 2024, the equipment lease line was terminated, however, the Company continued to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. Each existing transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 4.19% to 7.18% with remaining lease terms of 1 - 25 months as of June 30, 2024.

As of June 30, 2024, the outstanding balance of $0.9 million (CAD 1.2 million) was included within current Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Facility

The Company also entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to CAD 1.4 million in total. Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. As of June 30, 2024, the Company has leases remaining under this facility with finance rates of 7.52% to 8.20% and remaining lease terms of 17 - 25 months.

As of June 30, 2024, the outstanding balance of $0.4 million (CAD 0.6 million) was included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

Loan Covenants, Violations and Waiver

The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that have an aggregate total outstanding balance of $1.3 million (CAD 1.7 million).

The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.

The revolving demand facility and the equipment lease line can be called at any time by the lender as per the original and amended terms of the facilities. The Company was not in compliance with two financial covenants as of June 30, 2024. The financial covenants required the Company to maintain a minimum liquidity threshold and to complete a minimum equity raise by June 30, 2024. As a result of the covenant violations, the Company’s remaining equipment lease agreements with the lender of CAD 1.2 million are subject to repayment. As of August 14, 2024, the lender and the Company have agreed to a repayment plan for the equipment leases to be completed within the fourth quarter of 2024.

Note 13: Stockholders’ Equity
Common Stock
As of June 30, 2024 and December 31, 2023 the total number of authorized shares of common stock was 190,000,000.
As of June 30, 2024 and December 31, 2023, there were 39,463,517 and 35,247,744 shares of common stock outstanding, respectively.
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
As of June 30, 2024 and December 31, 2023, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of June 30, 2024 and December 31, 2023, there was 1 share of Series B Preferred Stock outstanding. As of June 30, 2024 and December 31, 2023, there were 0 shares of Series C Preferred Stock outstanding.
Note 14: Stock Options
On September 1, 2020, the Company adopted the Kartoon Studios, Inc. 2020 Incentive Plan (the “2020 Plan”) as voted by the Board of Directors. The Board of Directors approved the maximum number of shares available for issuance up to an aggregate of 3,000,000 shares of common stock, which does not include shares that the Company may issue related to acquisitions. On May 23, 2024, the Board of Directors approved the maximum number of shares available for issuance up to an aggregate of 5,000,000 shares from 3,000,000 shares of common stock in the initial 2020 Plan. The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”) that had a total number of authorized shares of 216,767, however the remaining 12,000 outstanding shares granted under the 2015 Plan, as of June 30, 2024, remain to be governed under such plan. All expired or terminated shares granted under the 2015 Plan, that have not been vested or exercised, reverts to and again becomes available for issuance under the 2020 Plan.
During the six months ended June 30, 2024 and June 30, 2023, the Company granted options to purchase 35,000 and no options, respectively. The 35,000 options to purchase common stock had a weighted-average grant date fair market value of $24,210. During the six months ended June 30, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employees pursuant to their employment agreements. This resulted in 55,816 options becoming immediately vested on the separation date and $0.1 million in expense recognized by the Company.
The fair value of the options granted during the six months ended June 30, 2024 were calculated using the Black-Scholes Merton (“BSM”) option pricing model based on the following assumptions:

Exercise Price	$0.95
Dividend Yield	–%
Volatility	92.1%
Risk-free interest rate	4.3%
Expected life of options	5.0 years

The following table summarizes the Company’s option activity:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2023	1,183,908	5.56	$14.96
Granted	35,000	4.97	$0.95
Exercised	–	–	$–
Forfeited/Cancelled	(254,302)	–	$21.00
Expired	(5,800)	–	$19.90
Outstanding at June 30, 2024	958,806	5.27	$12.81

Unvested at June 30, 2024	107,349	4.48	$4.40
Vested and exercisable at June 30, 2024	851,457	5.37	$13.87
During the three months ended June 30, 2024 and June 30, 2023, the Company recognized $40,317 and $0.3 million, respectively, in share-based compensation expense related to stock options. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized $0.1 million and $0.7 million, respectively, in share-based compensation expense related to stock options.. Share-based compensation expense is included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. The unrecognized share-based compensation expense at June 30, 2024 was $0.1 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of June 30, 2024 had an aggregated intrinsic value of zero.
Note 15: Restricted Stock Units
Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan. During the six months ended June 30, 2024 and June 30, 2023, the Company granted 194,680 and 34,431 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.2 million and $0.1 million, respectively.
An aggregate of 215,773 shares of common stock were issued during the six months ended June 30, 2024 as a result of RSUs vested during the current and prior periods.
The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2023	982,625	$13.42
Granted	194,680	$1.23
Vested	(199,805)	$1.65
Forfeited	–	$–
Unvested at June 30, 2024	977,500	$13.35
During the three months ended June 30, 2024 and June 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, in share-based compensation expense related to RSUs. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized $0.3 million and $0.9 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of June 30, 2024 was $0.2 million which will be recognized through the fourth quarter of 2026 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the six months ended June 30, 2024 was $0.3 million.
Note 16: Warrants
The following table summarizes the Company’s warrant activity:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2023	6,852,952	4.16	$7.14
Granted	100,000	–	$1.00
Exercised	–	–	$–
Expired	(26,000)	–	$26.88
Forfeitures	–	–	$–
Outstanding at June 30, 2024	6,926,952	3.70	$6.98

Exercisable at June 30, 2024	6,926,952	3.70	$6.98
Exercisable at December 31, 2023	6,852,952	4.16	$7.14
As of June 30, 2024, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of June 30, 2024, the warrants were revalued at approximately $2,606, resulting in a $0.1 million decrease in the liability as compared to December 31, 2023. The change in value was recorded as a Gain on Revaluation of Warrants within Other Expense, net on the condensed consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the condensed consolidated statements of cash flows.
The Company has 4,784,909 warrants as of December 31, 2023 with a reprice option that was triggered by the registered direct offering which reduced the exercise price from $2.50 per share to $1.00 per share. The reduction in exercise price reduced the Weighted-Average Exercise Price per Share from $8.19 before the reprice to $7.14 after the reprice.
The fair value of the outstanding derivative warrants was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of June 30, 2024:

Market Price	$1.03
Exercise Price	$2.10
Dividend Yield	–%
Volatility	60%
Risk-free Interest Rate	5.09%
Expected Life of Warrants	0.71 years
Note 17: Supplemental Financial Statement Information
Other Expense, net
Components of Other Expense, net, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Expense (a)	$(246)	$(1,020)	$(449)	$(2,105)

Warrant Incentive Expense (b)	–	(12,664)	–	(12,664)
Gain on Revaluation of Warrants (c)	23	6,063	60	6,202
Loss on Revaluation of Equity Investment in YFE (d)	(881)	4,322	(881)	3,427
Realized Loss on Marketable Securities Investments (e)	(216)	(720)	(357)	(2,257)
Gain (Loss) on Foreign Exchange (f)	(330)	35	(980)	355
Interest Income (g)	42	158	95	468
Finance Lease Interest Expense (h)	(24)	(54)	(54)	(104)
Other (i)	370	2	534	3
Other Expense, net	$(1,016)	$(2,858)	$(1,583)	$(4,570)
Three Months and Six Months Ended June 30, 2024

(a)	Interest Expense during the three and six months ended June 30, 2024 primarily consisted of $0.2 million and $0.1 million, respectively, primarily due to interest incurred on bank indebtedness.
(b)	There was no warrant incentive expense in 2024.
(c)
The Gain on Revaluation of Warrants during the three and six months ended June 30, 2024 is primarily related to the changes in fair value of the remaining outstanding warrant classified as a liability due to decreases in market price.

(d)
As accounted for using the fair value option, the loss on the YFE investment revaluation during the three and six months ended June 30, 2024, excluding the impact of foreign currency recorded separately, is a result of a decrease in YFE’s stock price as of June 30, 2024.

(e)
The Realized Loss on Marketable Securities Investments during the three and six months ended June 30, 2024 reflects the loss that will not be recovered from the investments due to selling securities prior to maturity.

(f)
The Gain (Loss) on Foreign Exchange during the three and six months ended June 30, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $0.2 million and $0.6 million, respectively due to the EURO fluctuation to USD as compared to the prior reporting period. The remaining balance is related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.

(g)	Interest Income during the three and six months ended June 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)
The Finance Lease Interest Expense during the three and six months ended June 30, 2024 represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.

(i)	Other during the three and six months ended June 30, 2024 is primarily related to late fees from select clients on a payment plan.

Three Months and Six Months Ended June 30, 2023

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

(d)
As accounted for using the fair value option, the gain on the YFE investment revaluation during the three and six months ended June 30, 2023, excluding the impact of foreign currency recorded separately, is a result of an increase in YFE’s stock price as of June 30, 2023.

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

(h)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, finance leases did not exist.
(i)	Other during the three and six months ended June 30, 2023 is primarily related to late fees from select clients on a payment plan.
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
ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s condensed consolidated financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the condensed consolidated financial statements.

Income tax benefit was $0.9 million for the six months ended June 30, 2023, which related to impairments of certain intangible assets during the first quarter of 2023 resulting in a decrease to the Deferred Tax Liability, net, balance. There were no activities during the three and six months ended June 30, 2024 that affected the Deferred Tax Liability, net, balance.

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
Note 19: Commitments and Contingencies
The following is a schedule of future minimum cash contractual obligations as of June 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating Leases	$1,038	$1,627	$1,632	$1,403	$1,058	$3,346	$10,104
Finance Leases	1,094	275	53	–	–	–	1,422
Employment Contracts	1,882	1,224	146	–	–	–	3,252
Consulting Contracts	1,850	2,838	796	–	–	–	5,484
Debt	422	9,847	–	–	–	–	10,269
	$6,286	$15,811	$2,627	$1,403	$1,058	$3,346	$30,531
The present value discount of the minimum operating lease payments above was $2.8 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $7.3 million recorded as of June 30, 2024 on the Company’s condensed consolidated balance sheet.
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
Note 20: Related Party Transactions
Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the six months ended June 30, 2024, Mr. Heyward did not earn any executive producer fees. During the six months ended June 30, 2023 Mr. Heyward earned and was paid $0.3 million in executive producer fees. Mr. Heyward also earned his $55,000 quarterly bonus during each of the quarters in 2024 and 2023.
On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the six months ended June 30, 2024 and June 30, 2023, Mr. Heyward has not earned royalties from musical compositions.
On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter, prorated for the three months ended March 31, 2023 and earned the full $100,000 in three months ended June 30, 2023, for services rendered to Wow. During the six months ended June 30, 2024, Mr. Heyward earned $100,000 during each of the quarters.
On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm’s-length industry standard royalty on all sales made by

AHAA utilizing the licensed content. During the six months ended June 30, 2024 and June 30, 2023, Mr. Heyward has not earned royalties from this agreement.
On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. As of June 30, 2024 and December 31, 2023 $1.4 million is included within Notes and Accounts Receivable from Related Party on the Company’s condensed consolidated balance sheets.
During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly payments were $595 for the three and six months ended June 30, 2024 and June 30, 2023 and recorded within Other Expense, net in the Company's condensed consolidated statements of operations.
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
The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues:
Content Production & Distribution	$7,518	$10,148	$12,710	$23,381
Media Advisory & Advertising Services	866	890	1,752	1,846
Total Revenues	$8,384	$11,038	$14,462	$25,227

Net Loss:
Content Production & Distribution	$(5,696)	$(11,892)	$(12,435)	$(35,166)
Media Advisory & Advertising Services	(177)	(533)	(483)	(1,087)
Total Net Loss Attributable to Kartoon Studio, Inc.	$(5,873)	$(12,425)	$(12,918)	$(36,253)
Geographic Information
The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues:
United States	$4,304	$7,362	$7,485	$16,001
Canada	1,808	1,871	1,948	5,426
United Kingdom	2,240	1,747	4,799	3,591
Other	32	58	230	209
Total Revenues	$8,384	$11,038	$14,462	$25,227
Note 22: Subsequent Events

Subsequent to June 30, 2024, the Company sold marketable securities and received proceeds of $1.6 million and incurred a realized loss of $0.1 million.

As of August 14, 2024, there were no additional subsequent events to report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2024 and June 30, 2023. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” below in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 9, 2024 (the “2023 Annual Report”), and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.
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

Results of Operations
Our summary results for the three months ended June 30, 2024 and 2023 are below:
Revenue

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production Services	$5,095	$7,033	$(1,938)	(28)%
Content Distribution	2,396	3,012	(616)	(20)%
Licensing & Royalties	27	103	(76)	(74)%
Media Advisory & Advertising Services	866	890	(24)	(3)%
Total Revenue	$8,384	$11,038	$(2,654)	(24)%

Production Services revenue was generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the three months ended June 30, 2024 was 28% lower than the Wow production services revenue recognized during three months ended June 30, 2023 primarily due to a lower volume of active service production projects in the current period versus the prior year period.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the three months ended June 30, 2024, decreased by 20% as compared to the three months ended June 30, 2023. This was primarily due to a decrease in Frederator’s multi-channel network revenue of $0.6 million from YouTube due to reduced ad spending and a decline in RPM advertising rates.
Revenue related to Licensing & Royalties for the three months ended June 30, 2024 decreased by 74% as compared to the three months ended June 30, 2023 primarily due to higher royalties earned for owned IP for the period ended June 30, 2023.
Revenue generated by Media Advisory & Advertising services for the three months ended June 30, 2024 decreased by 3% as compared to the three months ended June 30, 2023 primarily due to lower net renewal activity and media purchases from clients.
Expenses

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$292	$1,690	$(1,398)	(83)%
Direct Operating Costs	5,845	9,541	(3,696)	(39)%
General and Administrative	6,908	8,370	(1,462)	(17)%
Total Expenses	$13,045	$19,601	$(6,556)	(33)%
The decrease in Marketing and Sales expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to expenses incurred for stock issued for services of $1.2 million related to the Company’s Shaq’s Garage series that was not incurred during the current three months ended June 30, 2024 and decrease of $0.2 million in media expenses.
Direct Operating Costs during the three months ended June 30, 2024 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease was primarily due to a $6.1 million reduction in salary costs from a decline in headcount as a result of lower volumes of service production projects for the three months ended June 30, 2024, compared to the same period of the prior year, offset by a $2.1 million reduction in tax credits earned as correlated to the decrease in labor costs, and an increase of $0.5 million of production costs as new project contracts were signed during the current period.
The decrease in General and Administrative expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to a decrease of $1.0 million as a result of decreased use in equipment rentals and software licenses, a decrease of $0.6 million in share-based compensation expense, a decrease of $0.4 million in depreciation related to equipment leases that had ended prior to the current period, and a decrease in general administrative expenses related to our cost saving initiatives, offset by an increase of $0.7 million in litigation fees and an increase of $0.3 million in annual shareholder meeting expenses of holding the annual shareholder meeting during the quarter ended June 30, 2024 as opposed to later in the prior year.
During the three months ended June 30, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we concluded that impairment charges to those assets were required. We concluded that there were no indications or triggering events that would further impair the assets during the three months ended June 30, 2024.
Our summary results for the six months ended June 30, 2024 and 2023 are below:
Revenue

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production Services	$7,858	$16,919	$(9,061)	(54)%
Content Distribution	4,725	6,313	(1,588)	(25)%
Licensing & Royalties	127	149	(22)	(15)%
Media Advisory & Advertising Services	1,752	1,846	(94)	(5)%
Total Revenue	$14,462	$25,227	$(10,765)	(43)%

Production Services revenue was generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the six months ended June 30, 2024 was 54% lower than the Wow production services revenue recognized during six months ended June 30, 2023 primarily due to a lower volume of active service production projects in the current period versus the prior year period.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the six months ended June 30, 2024, decreased by 25% as compared to the six months ended June 30, 2023. This was primarily due to a decrease in Frederator’s multi-channel network revenue of $1.5 million from YouTube due to reduced ad spending and a decline in RPM advertising rates.
Revenue related to Licensing & Royalties for the six months ended June 30, 2024 decreased by 15% as compared to the six months ended June 30, 2023 primarily due to higher royalties earned for owned IP for the period ended June 30, 2023.
Revenue generated by Media Advisory & Advertising services for the six months ended June 30, 2024 decreased by 5% as compared to the six months ended June 30, 2023 primarily due to lower net renewal activity and media purchases from clients.

Expenses

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$736	$1,935	$(1,199)	(62)%
Direct Operating Costs	10,170	20,826	(10,656)	(51)%
General and Administrative	14,511	17,595	(3,084)	(18)%
Impairment of Property and Equipment	–	120	(120)	—%
Impairment of Intangible Assets	–	4,023	(4,023)	—%
Impairment of Goodwill	–	11,287	(11,287)	—%
Total Expenses	$25,417	$55,786	$(30,369)	(54)%
The decrease in Marketing and Sales expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to expenses incurred for stock issued for services of $1.3 million related to the Company’s Shaq’s Garage series that was not incurred during the current three months ended June 30, 2024.
Direct Operating Costs during the six months ended June 30, 2024 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease was primarily due to a $14.2 million reduction in salary costs as a result in a reduction in headcount due to a lower volume of service production projects for the six months ended June 30, 2024, compared to the same period of the prior year, partially offset by a $4.3 million reduction in tax credits earned as correlated to the decrease in labor costs.
The decrease in General and Administrative expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a decrease of $1.5 million as a result of decreased use in equipment rentals and software licenses, a decrease of $1.2 million in share-based compensation expense, a decrease of $0.7 million in payroll related expenses, a decrease of $0.6 million in depreciation related to equipment leases that had ended prior to the current period, and a decrease in general administrative expenses related to our cost saving initiatives, partially offset by an increase of $1.0 million in litigation and legal fees and an increase of $0.3 million in annual shareholder meeting expenses due to holding the annual shareholder meeting earlier in the year versus the prior year.
During the six months ended June 30, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we concluded that impairment charges to those assets were required. The Company concluded that there were no indications or triggering events that would further impair the assets during the six months ended June 30, 2024.

Other Expense, net
Components of Other Expense, net are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Expense (a)	$(246)	$(1,020)	$(449)	$(2,105)

Warrant Incentive Expense (b)	–	(12,664)	–	(12,664)
Gain on Revaluation of Warrants (c)	23	6,063	60	6,202
Loss on Revaluation of Equity Investment in YFE (d)	(881)	4,322	(881)	3,427
Realized Loss on Marketable Securities Investments (e)	(216)	(720)	(357)	(2,257)
Gain (Loss) on Foreign Exchange (f)	(330)	35	(980)	355
Interest Income (g)	42	158	95	468
Finance Lease Interest Expense (h)	(24)	(54)	(54)	(104)
Other (i)	370	2	534	3
Other Expense, net	$(1,016)	$(2,858)	$(1,583)	$(4,570)
Three Months and Six Months Ended June 30, 2024

(a)	Interest Expense during the three and six months ended June 30, 2024 primarily consisted of $0.2 million and $0.1 million, respectively, primarily due to interest incurred on bank indebtedness.
(b)	There was no warrant incentive expense in 2024.
(c)
The Gain on Revaluation of Warrants during the three and six months ended June 30, 2024 is primarily related to the changes in fair value of the remaining outstanding warrant classified as a liability due to decreases in market price.

(d)
As accounted for using the fair value option, the loss on the YFE investment revaluation during the three and six months ended June 30, 2024, excluding the impact of foreign currency recorded separately, is a result of a decrease in YFE’s stock price as of June 30, 2024.

(e)
The Realized Loss on Marketable Securities Investments during the three and six months ended June 30, 2024 reflects the loss that will not be recovered from the investments due to selling securities prior to maturity.

(f)
The Gain (Loss) on Foreign Exchange during the three and six months ended June 30, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $0.2 million and $0.6 million, respectively due to the EURO fluctuation to USD as compared to the prior reporting period. The remaining balance is related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.

(g)	Interest Income during the three and six months ended June 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)
The Finance Lease Interest Expense during the three and six months ended June 30, 2024 represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.

(i)	Other during the three and six months ended June 30, 2024 is primarily related to late fees from select clients on a payment plan.
Three Months and Six Months Ended June 30, 2023

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

(d)
As accounted for using the fair value option, the gain on the YFE investment revaluation during the three and six months ended June 30, 2023, excluding the impact of foreign currency recorded separately, is a result of an increase in YFE’s stock price as of June 30, 2023.

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

(h)	The finance lease interest expense represents the interest portion of the finance lease obligations assumed as part of the Wow Acquisition for equipment purchased under an equipment lease line. Prior to the acquisition of Wow, finance leases did not exist.
(i)	Other during the three and six months ended June 30, 2023 is primarily related to late fees from select clients on a payment plan.
Liquidity and Capital Resources
As of June 30, 2024, the Company had cash of $2.7 million, which decreased by $1.4 million as compared to December 31, 2023. The decrease was primarily due to cash used in financing activities of $4.8 million and cash used for operating activities of $2.7 million, offset by cash provided by investing activities of $5.5 million. The cash used in financing activities was primarily due to repayments of the production facilities, margin loan and bank indebtedness, net of proceeds from each, resulting in net cash used of $7.7 million, offset by proceeds from the Offering of $3.3 million. The cash provided by investing activities was due to sales of marketable securities of $5.5 million.
As of June 30, 2024, the Company held available-for-sale marketable securities with a fair value of $6.5 million, a decrease of $5.5 million as compared to December 31, 2023 due to sales and maturities during the six months ended June 30, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.
As of June 30, 2024 and December 31, 2023, the Company’s margin loan balance was $1.1 million and $0.8 million, respectively. During the six months ended June 30, 2024, the Company borrowed an additional $6.3 million from its investment margin account and repaid $6.0 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.82% and 0.98%, respectively, on average margin loan balances of $9.8 million and $27.4 million as of June 30, 2024 and December 31, 2023, respectively.
For three months ended June 30, 2024 and June 30, 2023, the Company incurred interest expense on the loan of $12,429 and $0.6 million, respectively. The Company incurred interest expense on the loan of $31,061 and $1.3 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that have an aggregate total outstanding balance of $1.3 million $1.7 million.

During March 2024, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility. As a result of the amendment, the revolving demand facility allows for draws of up to CAD 1.0 million to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. In addition, the equipment lease line was terminated, however, the Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to CAD 0.5 million. As of June 30, 2024 and the date of the amendment, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. As of June 30, 2024, the Company was not in compliance with two financial covenants. The financial covenants required the Company to maintain a minimum liquidity threshold and to complete a minimum equity raise by June 30, 2024. As a result of the covenant violations, the Company’s remaining equipment lease agreements with the lender of CAD 1.2 million (USD $0.9 million) are subject to repayment in the fourth quarter of 2024. As of August 14, 2024, the lender and the Company have agreed to a repayment plan for the equipment leases to be completed within the fourth quarter of 2024. The amendment and covenant violation did not have any impact on the Company’s production facilities that are separate from the revolving demand facility and are used for financing specific productions.

Working Capital
As of June 30, 2024, we had total current assets of $38.8 million, including cash of $2.7 million and marketable securities of $6.5 million, and our total current liabilities were $33.6 million. We had working capital of $5.2 million as of June 30, 2024 as compared to working capital of $11.5 million as of December 31, 2023. The decrease of $6.3 million was primarily due to a decrease in our cash and marketable securities position.
During the six months ended June 30, 2024, we met our immediate cash requirements through existing cash balances and through the sale of marketable securities. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.
Comparison of Cash Flows for the Six Months Ended June 30, 2024 and June 30, 2023
Our total cash as of June 30, 2024 and June 30, 2023 was $2.7 million and $4.8 million, respectively.

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Net Cash Used in Operating Activities	$(2,654)	$(10,587)	$7,933
Net Cash Provided by Investing Activities	5,518	35,948	(30,430)
Net Cash Used in Financing Activities	(4,804)	(27,941)	23,137
Effect of Exchange Rate Changes on Cash	586	(13)	599
Decrease in Cash	$(1,354)	$(2,593)	$1,239
Net Non-cash Expenses
Items necessary to reconcile from net loss to cash used in operating activities included net non-cash expenses of $4.8 million for the six months ended June 30, 2024 as compared to net non-cash expenses of $27.2 million for the six months ended June 30, 2023. The majority of the decrease of $22.4 million in non-cash expenses was primarily due to the absence of the recognition of $15.4 million in impairment expenses of long-lived assets, intangible assets and goodwill and warrant incentive expense of $12.7 million, a decrease of realized losses from marketable securities of $1.9 million and a decrease in share-based compensation of $1.2 million. The decreases were partially offset by the six months ended June 30, 2023 reconciling non-cash items of $10.5 million related to gains from revaluations of our investment in YFE and warrants.
Change in Operating Activities
The net change in operating asset and liability activities provided by operating activities of $5.5 million as of June 30, 2024 compared to the net change in operating asset and liability activities used by operating activities of $1.4 million as of June 30, 2023 was primarily due to an increase in net receipts of tax credits during the current year of $4.6 million as credits were received for production completed in the prior year, a decrease in deferred revenue of $5.9 million, a decrease in accounts receivable, net of $1.9 million and a $1.4 million increase in accounts payable due to timing.
Change in Investing Activities
The decrease in cash provided by investing activities of $30.4 million was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $29.1 million during the six months ended June 30, 2024 as a result of selling less marketable securities during the current period.
Change in Financing Activities
The decrease in cash used in financing activities of $23.1 million was primarily due to a decrease in repayments of our margin loan of $35.8 million, offset by repayments during the current period, compared to proceeds from bank indebtedness during the prior year period, resulting in a net increase of cash used in financing of $5.6 million. In addition, we did not receive proceeds from a warrant exchange in the current period compared to the prior year period of $5.3 million.
Material Cash Requirements
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $27.2 million as of June 30, 2024, of which about $6.3 million could be owed within one year if the margin loan is called.
We plan to utilize our liquidity (as described above) to fund our material cash requirements.
As of June 30, 2024, we had $1.4 million in commitments for capital expenditures, related to equipment leases.
Critical Accounting Estimates
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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2023 Annual Report, and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2023 Annual Report describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) Exchange Act.Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our management, including our Chief Executive Officer and Chief Financial Officer, has also concluded that as of December 31, 20243 and March 31, 2024 our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Material Weakness in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, our management identified the following material weaknesses in our internal control over financial reporting:
•Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes;
•Lack of specialized experts related to income tax areas; and
•Inappropriate application of accounting standards related to warrant modifications

Notwithstanding the identified material weaknesses, our management believes the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Management’s Plan to Remediate the Material Weakness
We continue to be committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management has taken comprehensive actions to strengthen its internal controls and has been and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As of June 30, 2024, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation. As previously reported, the U.S. Court of Appeals for the Ninth Circuit issued an opinion earlier this year affirming in part and reversing in part the District Court’s prior dismissal of the Securities Litigation. The case has now been remanded to the District Court for further proceedings. In early June, the District Court directed Defendants to file a renewed motion to dismiss focused on the matters that remain in the case. Consistent with that order, Defendants filed their renewed motion on July 29, 2024.

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

In September 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous – depending on how one counted, more than two dozen -- false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021; they again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, the defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice. On August 12, 2022, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. After a full briefing of the appeal, a panel of the Court of Appeals held oral argument on the appeal on November 6, 2023, and took the matter under submission.

On April 5, 2024, the Appellate Court issued its opinion, affirming in part and reversing in part the decision of the District Court. The Appellate Court affirmed the dismissal of certain claims pertaining to Company statements where it found that Plaintiffs failed to adequately plead a 10(b) cause of action but reversed the lower court’s dismissal of claims related to four of the Company’s alleged misstatements, finding that, in three of those instances, the Plaintiffs adequately pleaded loss causation, and in one instance adequately alleged a misleading statement. The Court of Appeals did not address other elements of any claims based on these four complained-of statements, noting that the District Court should address those issues on remand. The matter was remanded to the District Court in May 2024. By order entered June 4, 2024, the Court directed the defendants to file a renewed motion to dismiss on a schedule to be proposed by the parties. Defendants filed that motion on July 29, 2024. Under an agreed, and court-ordered, briefing schedule, briefing of the motion is expected to extend into October 2024, with a hearing scheduled for early November. The Company cannot predict the outcome of the renewed motion to dismiss Plaintiffs’ remaining claims based on the four remaining alleged misstatements, or the outcome of the case more generally.

Shareholder Derivative Actions. Since my last report, there have been no developments in the shareholder derivative actions involving the Company. Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham, Michael Hirsh, and Stefan Piech), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities class action. As the Company cannot predict the outcome of the securities class action, it is likewise unable to predict the outcome of the shareholder derivative lawsuits.

Section 16(b) Litigation. As previously reported, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After a full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered on January 24, 2024. Discovery is now open, and Plaintiff has propounded document requests to the Defendants, the Company, and multiple third parties including Mr. Heyward and an entity that Mr. Heyward controls. Following formal responses to the discovery requests and meet-and-confer discussions concerning the scope of anticipated document productions, certain discovery matters have been resolved by the Court. The parties anticipate that there will be additional discovery disputes presented to the Court. On February 23, 2024, the Court entered a case scheduling order that contemplates completion of discovery by September 30, 2024, followed by dispositive motions before year-end. The Court has not set a trial date. As noted, Plaintiff seeks no relief from the Company; indeed, he seeks monetary relief for the Company. In any event, the Company cannot predict the outcome of the case.

In connection with the Augenbaum lawsuit, two of the investor groups named as defendants (the “demanding defendants”) have made a demand on the Company for indemnification pursuant to terms of an indemnity provision of the securities purchase agreements under which they invested in the Company. The Company believes the indemnity provision to be inapplicable and has rejected the demands. The Company and the demanding defendants have entered into standstill agreements and the parties have agreed to defer resolution of the indemnification matter until after certain milestone events in the underlying litigation. In addition, the Company’s placement agent for the offerings at issue, Special Equities Group (“SEG”), has been subpoenaed by Mr. Augenbaum. Pursuant to its placement-agent agreement with the Company, which covers a relationship broader than the offerings at issue, SEG has demanded indemnification from the Company for its legal fees to comply with that subpoena. While reserving its rights, the Company believes that SEG has an indemnity claim under the governing placement agent agreement that likely has more merit than the demanding defendants’ demands. The Company cannot predict whether other parties may issue indemnification demands, or the outcome of any future proceedings that might arise concerning the such demands.

Demand Letter. The Company received a demand letter from Dawson James Securities (“Dawson”) on or about April 22, 2024, alleging it was owed commissions and fees arising from the Company’s offering of securities announced on April 18, 2024. The Company disputes Dawson’s asserted entitlement to commissions and fees.

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

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. Six Months Ended June 30, 2024, we generated total revenues of $14.5 million and incurred a net loss of $12.9 million, while for the previous year, we generated total revenue of $25.2 million and incurred a net loss of $36.3 million, respectively. For the year ended December 31, 2023, we generated total revenues of $44.1 million and incurred a net loss of $77.1 million, while for the previous year, we generated net revenue of $62.3 million and incurred a net loss of $45.6 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

As of June 30, 2024, we and our subsidiaries have production loan facility obligations of approximately $9.8 million and advances outstanding of $0.4 million under our senior secured revolving credit facility. As of December 31, 2023, we and our subsidiaries have production loan facility obligations of approximately $15.3 million and advances outstanding of $2.9 million under our senior secured revolving credit facility. We also had an outstanding margin loan of $0.8 million secured by our marketable investment securities as of December 31, 2023. The facilities are guaranteed by us and the security reflects substantially all of our tangible and intangible assets including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. The facilities and the margin loan are generally repayable on demand and are subject to customary default provisions, representations and warranties and other terms and conditions.

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

We are currently in default under financial covenants under our revolving demand facility.

We were not in compliance with financial covenants under its revolving demand facility as of June 30, 2024. As a result of the covenant violations, our remaining equipment lease agreements with the lender of CAD million are subject to repayment. As of August 14, 2024, the lender and the Company have agreed to a repayment plan for the equipment leases to be completed within the fourth quarter of 2024. The amendment and covenant violations did not have any impact on the Company’s production facilities that are separate from the revolving demand facility and are used for financing specific productions.

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

As of June 30, 2024, approximately 38,373,500 shares of common stock of the 39,463,517 shares of common stock issued are outstanding and freely trading. As of June 30, 2024, there were 6,926,952 warrants outstanding. Lastly, as of June 30, 2024, there are 958,806 shares of common stock underlying outstanding options granted, 2,293,603 shares, including vested and unvested, of common stock underlying outstanding restricted stock units (“RSUs”) and 216,767 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

To date, our revenues have come from a limited number of customers, making us dependent on those few customers.

During the three and six months ended June 30, 2024, we had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 80.9% of the total revenue.

During the six months ended June 30, 2024, we had three customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 66.7% of the total revenue. As of June 30, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 66.0% of the total accounts receivable as of June 30, 2024.

The loss of, or a significant reduction of business from, any of our primary customers will have a material adverse effect on our business, financial condition, and results of operation unless we are able to replace such customers with other primary customers.

We have identified material weaknesses in our internal control over financial reporting. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies. If we do not effectively remediate the material weaknesses identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business, the market value of our common stock and our access to capital markets.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
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

Kartoon Studios, Inc.

August 14, 2024	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

August 14, 2024		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)