Form 10-Q
period 2024-09-30
Kartoon Studios, Inc.
filed 2024-11-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 39,568,887 shares of common stock outstanding.

Kartoon Studios, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Kartoon Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,581	$4,095
Investments in Marketable Securities (amortized cost of $4,266 and $12,838, respectively)	4,079	11,950
Accounts Receivable (net of allowance of $241 and $189, respectively)	11,893	18,072
Tax Credits Receivable (net of allowance of $610 and $527, respectively)	12,929	20,714
Notes and Accounts Receivable from Related Party	1,471	1,435
Other Receivable	1,327	103
Prepaid Expenses and Other Assets	900	740
Total Current Assets	37,180	57,109

Noncurrent Assets:
Property and Equipment, net	1,655	1,877
Operating Lease Right-of-Use Assets, net	6,365	7,076
Finance Lease Right-of-Use Assets, net	1,026	1,867
Film and Television Costs, net	1,858	1,295
Investment in Your Family Entertainment AG	17,965	19,094
Intangible Assets, net	21,126	22,993
Other Assets	124	125
Total Assets	$87,299	$111,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,043	$16,864
Participations Payable	1,188	1,915
Accrued Expenses	1,132	691
Accrued Salaries and Wages	1,707	1,926
Deferred Revenue	5,015	3,127
Margin Loan	1,069	782
Production Facilities	8,739	15,336
Bank Indebtedness	592	2,905
Current Portion of Operating Lease Liabilities	1,120	908
Current Portion of Finance Lease Liabilities	923	1,120
Warrant Liability	–	63
Due to Related Party	4	3
Other Current Liabilities	168	–
Total Current Liabilities	33,700	45,640

Noncurrent Liabilities:
Deferred Revenue	3,371	3,458
Operating Lease Liabilities, Net Current Portion	5,912	6,736
Finance Lease Liabilities, Net Current Portion	107	928
Deferred Tax Liability, net	1,402	1,399
Other Noncurrent Liabilities	7	14
Total Liabilities	44,499	58,175

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, as of September 30, 2024 and December 31, 2023	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	–	–
Series B Preferred Stock, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2024 and December 31, 2023	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	–	–
Common Stock, $0.001 par value, 190,000,000 shares authorized, 39,630,851 and 35,323,217 shares issued and 39,555,161 and 35,247,744 outstanding as of September 30, 2024 and December 31, 2023, respectively	40	352
Additional Paid-in Capital	778,438	773,986
Treasury Stock at Cost, 75,690 and 75,473, shares of common stock as of September 30, 2024 and December 31, 2023, respectively	(339)	(339)
Accumulated Deficit	(733,521)	(718,546)
Accumulated Other Comprehensive Loss	(3,376)	(3,883)
Total Kartoon Studios, Inc. Stockholders' Equity	41,242	51,570
Non-Controlling Interests in Consolidated Subsidiaries	1,558	1,691
Total Stockholders' Equity	42,800	53,261

Total Liabilities and Stockholders’ Equity	$87,299	$111,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Production Services	$4,898	$6,360	$12,756	$23,279
Content Distribution	2,348	2,562	7,002	8,815
Licensing & Royalties	37	153	235	362
Media Advisory & Advertising Services	1,425	997	3,177	2,820
Total Revenues	8,708	10,072	23,170	35,276

Operating Expenses:
Marketing and Sales	290	522	1,026	2,457
Direct Operating Costs	5,766	13,475	15,936	34,301
General and Administrative	5,199	8,679	19,710	26,274
Impairment of Property and Equipment	–	–	–	120
Impairment of Intangible Assets	–	–	–	4,023
Impairment of Goodwill	–	–	–	11,287
Total Operating Expenses	11,255	22,676	36,672	78,462

Loss from Operations	(2,547)	(12,604)	(13,502)	(43,186)

Interest Expense	(176)	(672)	(625)	(2,777)
Other Income (Expense), net	602	(2,236)	(981)	(6,783)

Loss Before Income Tax Benefit	(2,121)	(15,512)	(15,108)	(52,746)

Income Tax Benefit	–	–	–	934

Net Loss	(2,121)	(15,512)	(15,108)	(51,812)

Net Loss Attributable to Non-Controlling Interests	64	36	133	83

Net Loss Attributable to Kartoon Studios, Inc.	$(2,057)	$(15,476)	$(14,975)	$(51,729)

Net Loss per Share (Basic)	$(0.05)	$(0.44)	$(0.40)	$(1.56)
Net Loss per Share (Diluted)	$(0.05)	$(0.44)	$(0.40)	$(1.56)

Weighted Average Shares Outstanding (Basic)	39,499,680	35,088,333	37,734,415	33,160,228
Weighted Average Shares Outstanding (Diluted)	39,499,680	35,088,333	37,734,415	33,160,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(2,121)	$(15,512)	$(15,108)	$(51,812)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain on Marketable Securities	134	164	197	907
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	148	1,897	505	4,154
Foreign Currency Translation Adjustments	41	(550)	(195)	157
Total Change in Accumulated Other Comprehensive Loss	323	1,511	507	5,218
Total Comprehensive Net Loss	(1,798)	(14,001)	(14,601)	(46,594)
Net Loss Attributable to Non-Controlling Interests	64	36	133	83
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(1,734)	$(13,965)	$(14,468)	$(46,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
Balance, December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	53,497	–	–	–	74	–	–	–	–	–	74
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	49,949	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	226	–	–	–	–	–	226
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	161	–	161
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(184)	–	(184)
Net Loss	–	–	–	–	–	–	–	(7,045)	–	(19)	(7,064)

Balance, March 31, 2024	35,351,190	$352	1	$–	$774,286	75,473	$(339)	$(725,591)	$(3,906)	$1,672	$46,474

Issuance of Common Stock for Services	73,745	–	–	–	83	–	–	–	–	–	83
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	38,582	–	–	–	25	217	–	–	–	–	25
Proceeds from Securities Purchase Agreement, Net	4,000,000	4	–	–	3,325	–	–	–	–	–	3,329
Share Based Compensation	–	–	–	–	164	–	–	–	–	–	164
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	259	–	259
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(52)	–	(52)
Net Loss	–	–	–	–	–	–	–	(5,873)	–	(50)	(5,923)

Balance, June 30, 2024	39,463,517	$356	1	$–	$777,883	75,690	$(339)	$(731,464)	$(3,699)	$1,622	$44,359

Issuance of Common Stock for Services	91,644	–	–	–	84	–	–	–	–	–	84
Reclassification Related to Reverse Stock Split	–	(316)	–	–	316	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	155	–	–	–	–	–	155
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	282	–	282
Currency Translation Adjustment	–	–	–	–	–	–	–	–	41	–	41
Net Loss	–	–	–	–	–	–	–	(2,057)	–	(64)	(2,121)

Balance, September 30, 2024	39,555,161	$40	1	$–	$778,438	75,690	$(339)	$(733,521)	$(3,376)	$1,558	$42,800

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Continued)

(Unaudited)

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	78,088	1	–	–	(1)	3,700	(9)	–	–	–	(9)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	910	–	–	–	–	–	910
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,367	–	2,367
Currency Translation Adjustment	–	–	–	–	–	–	–	–	3	–	3
Net Loss	–	–	–	–	–	–	–	(23,828)	–	(31)	(23,859)

Balance, March 31. 2023	32,113,784	$320	1	$–	$763,327	46,333	$(299)	$(665,271)	$(7,555)	$1,759	$92,281

Issuance of Common Stock for Services	404,251	–	–	–	997	–	–	–	–	–	997
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	224,988	29	–	–	(29)	2,165	(6)	–	–	–	(6)
Proceeds From Warrant Exchange, net	2,311,550	2	–	–	4,855	–	–	–	–	–	4,857
Share Based Compensation	–	–	–	–	717	–	–	–	–	–	717
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	633	–	633
Currency Translation Adjustment	–	–	–	–	–	–	–	–	704	–	704
Net Loss	–	–	–	–	–	–	–	(12,425)	–	(16)	(12,441)

Balance, June 30, 2023	35,054,573	$351	1	$–	$769,867	48,498	$(305)	$(677,696)	$(6,218)	$1,743	$87,742

Issuance of Common Stock for Services	26,152	–	–	–	43	–	–	–	–	–	43
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	64,756	–	–	–	–	2,441	(9)	–	–	–	(9)
Share Based Compensation	–	–	–	–	465	–	–	–	–	–	465
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	2,061	–	2,061
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(550)	–	(550)
Net Loss	–	–	–	–	–	–	–	(15,476)	–	(36)	(15,512)

Balance, September 30, 2023	35,145,481	$351	1	$–	$770,375	50,939	$(314)	$(693,172)	$(4,707)	$1,707	$74,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(15,108)	$(51,812)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	176	612
Depreciation and Amortization of Property, Equipment & Intangible Assets	1,791	1,943
Amortization of Right-of-Use Asset	1,400	2,179
Amortization of Premium on Marketable Securities	59	369
Share-Based Compensation Expense	545	2,091
Impairment of Film and Television Costs	–	6,172
Impairment of Intangible Assets	–	4,023
Impairment of Goodwill	–	11,287
Impairment of Property and Equipment	–	120
Deferred Income Taxes	–	(934)
Loss on Early Lease Termination	–	232
Marketing Expenses in Exchange for Stock	–	1,195
(Gain) Loss on Revaluation of Equity Investments in Your Family Entertainment AG	1,342	(1,102)
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	(212)	205
Gain on Revaluation of Warrants	(63)	(8,999)
Realized Loss on Marketable Securities	505	4,154
Warrant Incentive Expense	–	12,664
Stock Issued for Services	242	1,040
Credit Loss Expense	144	351
Other Non-Cash Items	(10)	2

Decrease (Increase) in Operating Assets:
Accounts Receivable	6,127	3,481
Other Receivable	(1,229)	909
Tax Credits Earned (less capitalized)	(6,468)	(12,327)
Tax Credits Received	13,760	12,247
Film and Television Costs, net	(744)	(778)
Prepaid Expenses and Other Assets	(169)	(178)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(4,816)	(1,875)
Accrued Salaries & Wages	(190)	(358)
Accrued Expenses	439	(71)
Accrued Production Costs	491	806
Participations Payable	(709)	(942)
Deferred Revenue	1,840	(6,208)
Lease Liability	(429)	(695)
Due to Related Party	(3)	55
Other Liabilities	162	(26)
Net Cash Used in Operating Activities	(1,127)	(20,168)

Cash Flows from Investing Activities:
Repayments from/(Loans to) Related Party for Note Receivables	(37)	1,393
Proceeds from Principal Collections on Marketable Securities	–	460
Proceeds from Sales and Maturities of Marketable Securities	8,009	67,633
Purchase of Property & Equipment	(70)	(68)
Net Cash Provided by Investing Activities	7,902	69,418

Cash Flows from Financing Activities:
Proceeds from Margin Loan	9,054	17,619
Repayments of Margin Loan	(8,767)	(76,182)
Proceeds from Production Facilities	6,492	11,161
Repayment of Production Facilities	(13,168)	(9,451)
(Repayments of )/Proceeds from Bank Indebtedness, net	(2,253)	573
Proceeds from Securities Purchase Agreement	3,329	5,299
Principal Payments on Finance Lease Obligations	(1,040)	(1,555)
Debt Issuance Costs	(116)	(18)
Shares Withheld for Taxes on Vested Restricted Shares	25	(25)
Payment for Warrant Put Option Exercise	–	(250)
Net Cash Used in Financing Activities	(6,444)	(52,829)

Effect of Exchange Rate Changes on Cash	155	34

Net Increase (Decrease) in Cash	486	(3,545)
Beginning Cash	4,095	7,432
Ending Cash	$4,581	$3,887

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$145	$285

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$–	$1,432
Warrants Issued for Services	$–	$443
Warrant Modification	$–	$3,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

Note 1: Organization and Business

Organization and Nature of Business

Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.; the “Company”) is a global content and brand management company that creates, produces, licenses, and broadcasts timeless and educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television, and licenses properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids and KartoonChannel.com, as well as Samsung and LG smart TVs. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, and Rainbow Rangers, KC Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.

The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including, but not limited to, Netflix, Paramount+, Max, Samsung TV Plus, LG Smart TVs, Amazon, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.

Through the Company’s investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), it has gained access to a leading producer and distributor of high-quality children’s and family programming. YFE owns and operates one of Europe’s largest channel-independent libraries of around 150 titles and 3,500 half-hour episodes.

Through the ownership of Wow, the Company established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”), the largest animation focused creator network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.

The Company has rights to a select amount of valuable IP, including among them a controlling interest in Stan Lee Universe, LLC (“SLU”), through which it controls the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”). Known by his signature phrase “Excelsior!”, Stan Lee is one of the most prolific and legendary creators of all time. As Marvel's editor-in-chief, Stan "The Man" Lee helped build a universe of interlocking continuity, one where fans felt as if they could turn a street corner and run into a superhero from Spider-Man to the Fantastic Four, Thor, Iron Man, the Hulk, the X-Men, and more. Stan went on to become Marvel’s editorial director and publisher in 1972 and was eventually named chairman emeritus. He was the co-creator of characters appearing in 3 of the top 10 box office movies of all time, which featured Spider-Man, Iron Man, the Hulk, Thor, Guardians of the Galaxy, Black Panther, and of course the Avengers, accounting for billions of dollars of revenue for Marvel and the Walt Disney Company.

The Company also owns The Beacon Media Group, LLC (“Beacon Media”) and The Beacon Communications Group, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a North American marketing and media agency specializing in creating impactful connections between consumers and brands across various industries. With a focus on in-depth research and analysis the agency equips brands with a deep understanding of media landscapes, trends, and platform patterns across generations along with developing highly effective media strategies that deliver results for clients. Beacon represents over 20 kids and family clients including Bandai Namco, Moose Toys, Bazooka Candy Brands, Goliath Games, Playmates Toys, Cepia LLC, Cra-Z-Art, and Zebra Pens.

In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which distributes SVOD service for kids and has become a focal point of revenue for TOON Media Networks’ subscription offering.

Recent Transactions

The Company announced the initial closing of its registered direct offering of up to $7,000,000 (the “Offering”) on April 23, 2024. In the initial closing, the Company sold 3,900,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the "Investor"), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses, pursuant to a securities purchase agreement, dated April 18, 2024 (the “SPA”). Pursuant to the terms of the SPA, the Investor had the sole option to purchase up to an additional 3,000,000 shares of Common Stock and/or Pre-funded Warrants as part of the Offering, at $1.00 per share of Common Stock and $0.99 per Pre-Funded Warrant, which has since expired. Additionally, the Company has 4,784,909 warrants with a reprice option that was triggered by the registered direct offering which reduced the exercise price from $2.50 per share to $1.00 per share.

On June 21, 2024, the Company announced the launch of “Winnie-the-Pooh” on the Kartoon Channel through a $30.0 million joint venture with Catalyst Venture Partners (the “JV”). The JV stipulates after Catalyst Venture Partners recoup their investment, the ownership and profit split between the partners is 60% to Kartoon Studios and 40% to Catalyst Venture Partners. “Winnie-the-Pooh” is based on the designs and stories of one of the most successful brands of all time, A.A. Milne’s “Winnie-the-Pooh,” a property that has generated over $80 billion in sales over the last four decades and is estimated to currently generate $3-$6 billion per year. Catalyst Venture Partners will provide the full amount of the production finance with the plan to include an animated holiday movie, five holiday specials and 4 seasons of episodic series.

Liquidity, Going Concern, and Capital Resources

As of September 30, 2024, the Company had cash of $4.6 million, which increased by $0.5 million as compared to December 31, 2023. The increase was primarily due to cash provided by investing activities of $7.9 million, offset by cash used in financing activities of $6.4 million and cash used for operating activities of $1.1 million. The cash provided by investing activities was primarily due to sales of marketable securities of $8.0 million. The cash used in financing activities was primarily due to repayments of the production facilities, finance lease obligations, and bank indebtedness, net of proceeds from each, resulting in net cash used of $10.0 million, offset by net proceeds from the Offering of $3.3 million and margin loan of $0.3 million.

As of September 30, 2024, the Company held available-for-sale marketable securities with a fair value of $4.1 million, a decrease of $7.9 million as compared to December 31, 2023 due to sales and maturities during the nine months ended September 30, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

As of September 30, 2024 and December 31, 2023, the Company’s margin loan balance was $1.1 million and $0.8 million, respectively. During the nine months ended September 30, 2024, the Company borrowed an additional $9.1 million from its investment margin account and repaid $8.8 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.46% and 0.98%, respectively, on average margin loan balances of $1.0 million and $27.4 million as of September 30, 2024 and December 31, 2023, respectively.

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense on the margin loan of $11,070 and $0.2 million, respectively. The Company incurred interest expense on the margin loan of $42,131 and $1.5 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that have an aggregate total outstanding balance of $1.2 million U.S. dollars (“USD”) or $1.6 million of Canadian dollars (“CAD”).

During March 2024, the Company amended the revolving demand facility, equipment lease line, and treasury risk management facility. As a result of the amendment, the revolving demand facility allows for draws of up to $0.7 million (CAD 1.0 million) to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. In addition, the equipment lease line was terminated, however, the Company has and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to $0.4 million (CAD 0.5 million). As of the date of the amendment and December 31, 2023, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. As of September 30, 2024, the Company was not in compliance with a financial covenant to maintain a minimum liquidity threshold. Due to financial covenant violations in the second quarter of 2024, the Company’s remaining equipment lease agreements with the lender of $0.6 million (CAD 0.8 million) as of September 30, 2024, are subject to early repayment. During the three months ended September 30, 2024, the lender and the Company agreed to a repayment plan for the equipment leases under the equipment lease line to be completed prior to the end of the fourth quarter of 2024. On August 30, 2024, the Company paid $0.1 million (CAD 0.1 million) to the lender as part of its early repayment plan for the existing equipment lease line agreements. Subsequent to September 30, 2024, the Company paid $0.3 million (CAD 0.4 million) to the lender as part of its repayment plan for the equipment lease line. The amendment and covenant violation did not have any impact on the Company’s production facilities that are separate from the revolving demand facility and are used for financing specific productions.

In accordance with Accounting Standards Codification (“ASC”), Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

Historically, the Company has incurred net losses. For the three months ended September 30, 2024 and September 30, 2023, the Company reported net losses of $2.1 million and $15.5 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company reported net losses of $15.1 million and $51.8 million, respectively. The Company reported net cash used in operating activities of $1.1 million and net cash used in operating activities of $20.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $733.5 million primarily due to approximately $450 million of expenses related to non-operational warrant and stock option expense recorded in 2020 and 2021, and total stockholders’ equity of $42.8 million. As of September 30, 2024, the Company had total current assets of $37.2 million, including cash of $4.6 million and marketable securities of $4.1 million, and total current liabilities of $33.7 million. The Company had working capital of $3.5 million as of September 30, 2024, compared to working capital of $11.5 million as of December 31, 2023. Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2024, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, the Company has financed its operations primarily through revenue generated from operations, loans and sales of its securities, and the Company expects to continue to seek and obtain additional capital in a similar manner. The Company has filed a registration statement on Form S-3 on December 22, 2023, as amended, registering the sale of up to $75 million of the Company’s securities pursuant to a shelf registration statement, and a registration statement on Form S-1 on September 27, 2024, as amended, in connection with a best efforts public offering of up to $8 million of the Company’s securities. However, the Company does not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when it needs it on terms that will be acceptable to it, or at all. The Company’s ability to sell securities registered on its registration statement on From S-3 is limited until such time that the market value of its voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of common stock and securities convertible or exercisable for common stock that the Company can sell, under certain circumstances, will be limited by NYSE American rules and regulations. There can be no assurance that the Company will be able to raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of its existing shareholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to the Company, the Company will seek to reduce overhead costs and reduce its weekly cash obligations in the short term as needed. In addition, the Company can look to divest or bring in equity partners for our various divisions and bring in near term capital.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2024. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

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

Foreign Currency Forward Contracts

As of September 30, 2024, the gross amounts of foreign currency (“FX”) forward contracts in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.2 million recorded within Other Current Liabilities on the condensed consolidated balance sheets. As of December 31, 2023, the FX contracts were fully settled and netted to zero on the Company’s condensed consolidated balance sheets.

For the three and nine months ended September 30, 2024, the Company recorded a realized gain of $35,601 and $86,355, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recorded a realized loss of $14,890 and $40,294, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations.

Trade Accounts Receivable and Allowance for Credit Loss

As of September 30, 2024 and December 31, 2023, the Company recorded an allowance for credit loss of $0.2 million and $0.2 million, respectively.

Tax Credits Receivable

As of September 30, 2024 and December 31, 2023, $12.9 million and $20.7 million, respectively, in current tax credit receivables related to Wow’s film and television productions were recorded, net of $0.6 million and $0.5 million, respectively, recorded as an allowance for credit loss. It is estimated that the Company will collect the receivables balance; therefore, no additional reserve was recorded.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of September 30, 2024 and December 31, 2023, the Company had twelve and ten bank deposit accounts with an aggregate uninsured balance of $3.0 million and $2.5 million, respectively.

The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $4.1 million and $12.0 million as of September 30, 2024 and December 31, 2023, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of September 30, 2024 and December 31, 2023, the Company did not have account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

During the three months ended September 30, 2024, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 77.2% of the total revenue.

During the nine months ended September 30, 2024, the Company had three customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 60.2% of the total revenue. As of September 30, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 59.4% of the total accounts receivable as of September 30, 2024.

During the three months ended September 30, 2023, the Company had four customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 73.1% of the total revenue.

During the nine months ended September 30, 2023, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 79.3% of the total revenue. As of September 30, 2023, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 55.6% of the total accounts receivable as of September 30, 2023.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.

Fair Value of Financial Instruments

The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
Corporate Bonds	$1,035	$–	$1,035
U.S. agency and government sponsored securities	–	1,913	1,913
U.S. states and municipalities	–	1,131	1,131
Total	$1,035	$3,044	$4,079

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under the Financial Accounting Standards Board (“FASB”) ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of September 30, 2024 and December 31, 2023. Refer to Note 5 for additional details.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the condensed consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures and is not expected to be material.

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

During the three months ended September 30, 2024 and September 30, 2023, SLU generated a net loss of $63,552 and $35,846, respectively. During the nine months ended September 30, 2024 and September 30, 2023, SLU generated a net loss of $132,750 and $83,179, respectively. There were no contributions or distributions during the three and nine months ended September 30, 2024 and September 30, 2023, and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Investment in Equity Interest

As of September 30, 2024 and December 31, 2023, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.69% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of September 30, 2024, the fair value of the investment was determined to be $18.0 million recorded within noncurrent assets on the Company’s condensed consolidated balance sheets. YFE shows a considerably lower trading volume compared to industry standards, especially within the broader media and entertainment sector. Under ASC 820, for an asset or liability to qualify as Level 1, it must have quoted prices in an active market. However, the standard also addresses situations where trading volume is low. ASC 820-10-35-41 states that an active market is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. When trading volume is low, determining whether the market is still active requires judgment. When considering the use of share price to value an investment in YFE the company had to weigh the arguments for and against the application of Level 1 inputs under ASC 820. An asset could remain in Level 1 if there are enough considerations to support that the market is accessible and reflects current pricing information, despite low volume. While the low trading volume raises concerns regarding the reliability of using share price as a Level 1 input under ASC 820, the company will closely monitor the trading volume and financial performance of the investee. This ongoing oversight will help ensure that any updates to the investment's fair value reflect true market conditions as they evolve over time, considering both the potential growth of the company and fluctuations in trading activity.

The fair value as of September 30, 2024 decreased by net $1.1 million, as compared to December 31, 2023. The decrease is the effect of foreign currency remeasurement from EURO to USD resulting in a gain of $0.2 million and share price fluctuations resulting in a loss of $1.3 million. The total change in fair value is recorded within Other Income (Expense), net on the Company’s condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company’s ownership in YFE was 44.8%.

Note 5: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale securities (“AFS”) and the securities are stated at fair value. Per ASC 326, the Company is required to recognize an allowance for credit losses on its AFS debt securities and recognize a credit loss expense once securities become impaired.

The investments in marketable securities had an adjusted cost basis of $4.3 million and a market value of $4.1 million as of September 30, 2024. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Loss	Fair Value
Corporate Bonds	$1,080	$(45)	$1,035
U.S. Agency and Government Sponsored Securities	2,000	(87)	1,913
U.S. States and Municipalities	1,186	(55)	1,131
Total	$4,266	$(187)	$4,079

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

The Company holds 5 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of September 30, 2024. The AFS securities held by the Company as of December 31, 2023 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of September 30, 2024 and December 31, 2023, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

Realized losses of $0.1 million and $1.9 million were recognized in earnings during the three months ended September 30, 2024 and September 30, 2023, respectively. Realized losses of $0.5 million and $4.2 million were recognized in earnings during the nine months ended September 30, 2024 and September 30, 2023, respectively. The losses were due to selling securities prior to maturity to prevent further market condition losses on the securities.

The contractual maturities of the Company’s marketable investments as of September 30, 2024 were as follows (in thousands):

Fair Value
Due within 1 year	$–
Due after 1 year through 5 years	4,079
Total	$4,079

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Furniture and Equipment	$117	$117
Computer Equipment	226	219
Leasehold Improvements	2,208	2,200
Software	250	192
Property and Equipment, gross	2,801	2,728

Less Accumulated Depreciation	(985)	(724)
Foreign Currency Translation Adjustment	(161)	(127)
Property and Equipment, net	$1,655	$1,877

During the three months ended September 30, 2024 and September 30, 2023, the Company recorded depreciation expense of $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded depreciation expense of $0.3 million and $0.3 million, respectively.

The Company did not incur any impairment charges on its property and equipment during the three and nine months ended September 30, 2024.

Due to a lease termination effective August 1, 2023, $0.1 million of property and equipment was written down to zero and recorded in loss on lease termination within Other Income (Expense), net on the condensed consolidated statement of operations during the three and nine months ended September 30, 2023. In addition, during the first quarter of 2023, due to changes in the Company's estimated undiscounted future cash flows, a reassessment of its long-lived assets was performed. As a result, the carrying value of one of the Company's asset group’s property and equipment assets were written down to zero and an Impairment of Property and Equipment of $0.1 million was recorded within Operating Expenses in the condensed consolidated statement of operations.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Office Lease Assets	$9,437	$9,437
Equipment Lease Assets	5,360	5,360
Right-of-Use Assets, Gross	14,797	14,797

Accumulated Amortization	(6,637)	(5,237)
Foreign Currency Translation Adjustment	(769)	(617)
Leased Right-of-Use Assets, net	$7,391	$8,943

As of September 30, 2024, the weighted-average lease term for the Company’s operating leases was 76 months and the weighted-average discount rate was 11.1%. As of December 31, 2023, the weighted-average lease term for operating leases was 83 months and the weighted-average discount rate was 11.1%.

Operating lease costs during the three months ended September 30, 2024 and September 30, 2023 were $0.9 million and $0.4 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations. Operating lease costs during the nine months ended September 30, 2024 and September 30, 2023 were $1.2 million and $1.2 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

During the three and nine months ended September 30, 2024, the Company recorded right-of-use (“ROU”) amortization of $0.2 million and $1.0 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded ROU amortization of $0.5 million and $1.6 million, respectively. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s condensed consolidated statements of operations.

On August 2, 2023, Beacon Media, signed a Termination of Lease Agreement (the “Lease Termination”), effective August 1, 2023 (the “Effective Date”), related to the office space in Lyndhurst, NJ. The Lease Termination requires Beacon Media to pay an aggregate of $0.1 million in consideration for terminating the lease. The Company wrote off the ROU asset, lease liability, prepaid deposit and fixed assets on the Effective Date. Including fees, the Company recorded a total loss on lease termination of $0.2 million within Other Income (Expense), net on the Company’s condensed consolidated statement of operations during the three months ended September 30, 2023.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of September 30, 2024 and December 31, 2023 (in thousands):

Film and Television Costs, net as of December 31, 2023	$1,295
Additions to Film and Television Costs	818
Disposals	(73)
Film Amortization Expense	(176)
Foreign Currency Translation Adjustment	(6)
Film and Television Costs, net as of September 30, 2024	$1,858

During the three months ended September 30, 2024 and September 30, 2023, the Company recorded film amortization expense of $61,672 and $0.1 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively.

For the three and nine months ended September 30, 2023, the Company recorded film and television impairment write-downs of $6.2 million. The Company did not incur any film and television impairment write-downs during the three and nine months ended September 30, 2024.

Note 9: Intangible Assets, net

Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, net

	Weighted Average Remaining Amortization	As of
	Period	September 30, 2024	December 31, 2023
Customer Relationships	5.7	$17,390	$17,325
Digital Networks	13.5	803	803
Trade Names	66.7	10,100	9,970
Intangible Assets, gross		28,293	28,098

Less: Accumulated Amortization		(5,528)	(3,794)
Foreign Currency Translation Adjustment		(1,639)	(1,311)
Intangible Assets, net		$21,126	$22,993

During the three months ended September 30, 2024 and September 30, 2023, the Company recorded intangible asset amortization expense of $0.5 million for each reporting period. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded intangible asset amortization expense of $1.5 million and $1.6 million, respectively.

The Company did not incur any impairment charges on its definite and indefinite-lived intangible assets during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2023, the Company recorded a total Impairment of Intangible Assets of $4.0 million within Operating Expenses in the condensed consolidated statement of operations. The impairment charge consisted of a write-down of definite-lived intangible assets of $2.8 million, net of $0.6 million in accumulated depreciation, due to a decrease in an asset group’s estimated undiscounted cash flows. Furthermore, it was determined that the Frederator tradename, an indefinite-lived intangible asset, was impaired by $1.3 million.

Expected future amortization of intangible assets subject to amortization as of September 30, 2024 is as follows (in thousands):

Fiscal Year:
2024 (remainder of year)	$516
2025	2,072
2026	2,062
2027	2,062
2028	2,062
Thereafter	6,792
Total	$15,566

As of September 30, 2024, $5.6 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of September 30, 2024 and December 31, 2023, the Company had aggregate short term and long term deferred revenue of $8.4 million and $6.6 million, respectively. The increase in deferred revenue is primarily related to the stage of progress of various productions as of September 30, 2024, compared to the progress as of December 31, 2023. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of September 30, 2024 and December 31, 2023, the Company’s margin loan balance was $1.1 million and $0.8 million, respectively. During the nine months ended September 30, 2024, the Company borrowed an additional $9.1 million from its investment margin account and repaid $8.8 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.46% and 0.98%, respectively, on average margin loan balances of $1.0 million and $27.4 million as of September 30, 2024 and December 31, 2023, respectively.

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense on the margin loan of $11,070 and $0.2 million, respectively. The Company incurred interest expense on the margin loan of $42,131 and $1.5 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

Note 12: Bank Indebtedness and Production Facilities

The Company has certain credit facilities (together, the “Facilities”) that are comprised of the following:

Revolving Demand Facility

As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance of $0.6 million (CAD 0.8 million) and $2.9 million (CAD 3.8 million), respectively, on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s condensed consolidated balance sheets.

During March 2024, the Company amended the revolving demand facility. As a result of the amendment, the revolving demand facility allows for draws of up to $0.7 million (CAD 1.0 million) to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $0.2 million in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum.

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

As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance of $8.7 million (CAD 11.8 million), including $1.3 million (CAD 1.7 million) of interest, and $15.3 million (CAD 20.3 million), including $1.4 million (CAD 1.9 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Line

During March 2024, the equipment lease line was terminated, however, the Company continued to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. Each existing transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. The finance rates for these equipment leases range from 4.49% to 7.18% with remaining lease terms of 1 - 2 months as of September 30, 2024.

As of September 30, 2024, the outstanding balance of $0.6 million (CAD 0.8 million) was included within current Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

Equipment Lease Facility

The Company also entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to $1.0 million (CAD 1.4 million) in total. Each transaction under the equipment lease facility has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. As of September 30, 2024, the Company has leases remaining under this facility with finance rates of 7.52% to 8.20% and remaining lease terms of 14 - 23 months.

As of September 30, 2024, the outstanding balance of $0.4 million (CAD 0.5 million) was included within current and noncurrent Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

Loan Covenants, Violations and Waiver

The Company is subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that have an aggregate total outstanding balance of $1.2 million (CAD 1.6 million).

The Company has continued to make its regular principal and interest payments in a timely basis since the effective borrowing date.

The revolving demand facility and the equipment lease line can be called at any time by the lender as per the original and amended terms of the facilities. As of September 30, 2024, the Company was not in compliance with a financial covenant to maintain a minimum liquidity threshold. Due to financial covenant violations in the second quarter of 2024, the Company’s remaining equipment lease agreements with the lender of $0.6 million (CAD 0.8 million) as of September 30, 2024, are subject to early repayment. During the three months ended September 30, 2024, the lender and the Company reached an agreement in principle for a repayment plan for the equipment leases under the equipment lease line. On August 30, 2024, the Company paid $0.1 million (CAD 0.1 million) to the lender as part of its early repayment plan for the existing equipment lease line agreements. Subsequent to September 30, 2024, the Company paid $0.3 million (CAD 0.4 million) to the lender as part of its repayment plan for the equipment lease line. The Company expects to enter into a written agreement with the lender prior to the end of the fourth quarter of 2024 to amend the revolving demand facility and equipment lease line.

Note 13: Stockholders’ Equity

Common Stock

As of September 30, 2024 and December 31, 2023, the total number of authorized shares of common stock was 190,000,000.

As of September 30, 2024 and December 31, 2023, there were 39,555,161 and 35,247,744 shares of common stock outstanding, respectively.

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

The shares of ExchangeCo were exchangeable into shares of the Company’s common stock in accordance with their terms. Holders of the ExchangeCo shares were entitled to defined voting rights (the “Voting Rights”) in the Company pursuant to a voting and exchange trust agreement (the “Voting Agreement”) dated April 6, 2022 among the Company, ExchangeCo, 1329258 B.C. Ltd. (“CallCo”) and Computershare Trust Company of Canada (the “Voting Trustee”). The Voting Trustee holds a single share of Series B Preferred Stock in the capital of the Company (the “Special Voting Share”), which granted the Voting Trustee that number of votes at the meetings of the Company’s stockholders as is equal to the number of shares of the Company’s common stock that at such time have not been delivered pursuant to the tender of ExchangeCo shares. The Voting Trustee was required to exercise each vote attached to the Special Voting Share only as directed by the relevant holder of the underlying Company shares of common stock and, in the absence of any instructions, would not exercise voting rights with respect to the applicable shares. On August 16, 2024, CallCo acquired the balance of the remaining exchangeable shares of ExchangeCo in consideration for shares in the Company’s common stock. Accordingly, the shares of ExchangeCo are no longer held by the public and therefore, (i) the Voting Agreement automatically terminated, and (ii) there are no longer Voting Rights in respect of the shares of ExchangeCo or the Special Voting Share.

As of September 30, 2024 and December 31, 2023, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of September 30, 2024 and December 31, 2023, there was 1 share of Series B Preferred Stock outstanding. As of September 30, 2024 and December 31, 2023, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

During the nine months ended September 30, 2024 and September 30, 2023, 217 and 8,306 shares of common stock with a cost of $252 and $24,700, respectively, were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.

Note 14: Stock Options

On September 1, 2020, the Company adopted the Kartoon Studios, Inc. 2020 Incentive Plan (the “2020 Plan”) as voted by the Board of Directors. The Board of Directors approved the maximum number of shares available for issuance up to an aggregate of 3,000,000 shares of common stock, which does not include shares that the Company may issue related to acquisitions. On May 23, 2024, the Board of Directors approved the maximum number of shares available for issuance up to an aggregate of 5,000,000 shares from 3,000,000 shares of common stock in the initial 2020 Plan. The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”) that had a total number of authorized shares of 216,767, however the remaining 12,000 outstanding shares granted under the 2015 Plan, as of September 30, 2024, remain to be governed under such plan. All expired or terminated shares granted under the 2015 Plan, that have not been vested or exercised, reverts to and again becomes available for issuance under the 2020 Plan.

During the nine months ended September 30, 2024 and September 30, 2023, the Company granted options to purchase 35,000 and no options, respectively. The 35,000 options to purchase common stock had a weighted-average grant date fair market value of $24,210.

The fair value of the options granted during the nine months ended September 30, 2024 were calculated using the Black-Scholes Merton (“BSM”) option pricing model based on the following assumptions:

Exercise Price	$0.95
Dividend Yield	– %
Volatility	92.1%
Risk-free interest rate	4.3%
Expected life of options	5.0 years

The following table summarizes the Company’s option activity:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2023	1,183,908	5.56	$14.96
Granted	35,000	4.72	$0.95
Exercised	–	–	$–
Forfeited/Cancelled	(259,468)	–	$21.08
Expired	(5,800)	–	$19.90
Outstanding at September 30, 2024	953,640	5.04	$12.75

Unvested at September 30, 2024	102,499	4.35	$4.23
Vested and exercisable at September 30, 2024	851,141	5.12	$13.77

During the nine months ended September 30, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employees pursuant to their employment agreements. This resulted in 55,816 options becoming immediately vested on the separation date and $0.1 million in expense recognized by the Company.

During the three months ended September 30, 2024 and September 30, 2023, the Company recognized $23,804 and $0.2 million, respectively, in share-based compensation expense related to stock options. During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $0.1 million and $0.9 million, respectively, in share-based compensation expense related to stock options. Share-based compensation expense is included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. The unrecognized share-based compensation expense at September 30, 2024 was $48,503 which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of September 30, 2024 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan. During the nine months ended September 30, 2024 and September 30, 2023, the Company granted 286,324 and 76,508 fully vested RSUs to the Company’s board members, employees, and consultants, with a fair market value of $0.3 million and $0.2 million, respectively.

An aggregate of 307,417 shares of common stock were issued during the nine months ended September 30, 2024 as a result of RSUs vested during the current and prior periods.

The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2023	982,625	$13.42
Granted	286,324	$1.12
Vested	(291,449)	$1.42
Forfeited	–	$–
Unvested at September 30, 2024	977,500	$13.40

During the three months ended September 30, 2024 and September 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively, in share-based compensation expense related to RSUs. During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $0.4 million and $1.2 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of September 30, 2024 was $0.1 million which will be recognized through the fourth quarter of 2026 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the nine months ended September 30, 2024 was $0.4 million.

Note 16: Warrants

The following table summarizes the Company’s warrant activity:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2023	6,852,952	4.16	$7.14
Granted	100,000	4.56	$1.00
Exercised	–	–	$–
Expired	(26,000)	–	$26.88
Forfeitures	–	–	$–
Outstanding at September 30, 2024	6,926,952	3.45	$6.98

Exercisable at September 30, 2024	6,926,952	3.45	$6.98
Exercisable at December 31, 2023	6,852,952	4.16	$7.14

As of September 30, 2024, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of September 30, 2024, the warrants were revalued at approximately $291, resulting in a $0.1 million decrease in the liability as compared to December 31, 2023. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the condensed consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the condensed consolidated statements of cash flows.

The Company has 4,784,909 warrants as of December 31, 2023 with a reprice option that was triggered by the registered direct offering which reduced the exercise price from $2.50 per share to $1.00 per share. The reduction in exercise price reduced the Weighted-Average Exercise Price per Share from $8.19 before the reprice to $7.14 after the reprice.

The fair value of the outstanding derivative warrants was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of September 30, 2024:

Market Price	$0.87
Exercise Price	$2.10
Dividend Yield	– %
Volatility	61%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	0.45 years

Note 17: Supplemental Financial Statement Information

Other Income (Expense), net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Expense (a)	$(176)	$(672)	$(625)	$(2,777)

Warrant Incentive Expense (b)	–	–	–	(12,664)
Gain on Revaluation of Warrants (c)	3	2,797	63	8,999
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	(461)	(2,325)	(1,342)	1,102
Realized Loss on Marketable Securities Investments (e)	(148)	(1,897)	(505)	(4,154)
Gain (Loss) on Foreign Exchange (f)	999	(637)	19	(282)
Interest Income (g)	40	95	135	563
Loss on Early Lease Termination (h)	–	(232)	–	(232)
Finance Lease Interest Expense (i)	(20)	(48)	(74)	(152)
Other (j)	189	11	723	37
Other Income (Expense), net	$602	$(2,236)	$(981)	$(6,783)

Three Months and Nine Months Ended September 30, 2024

(a)	Interest Expense during the three and nine months ended September 30, 2024 primarily consisted of $0.2 million and $0.6 million, respectively, primarily due to interest incurred on production facilities and bank indebtedness.
(b)	There was no warrant incentive expense in 2024.

(c)	The Gain on Revaluation of Warrants during the three and nine months ended September 30, 2024 is primarily related to the changes in fair value of the remaining outstanding warrant classified as a liability due to decreases in market price.
(d)	As accounted for using the fair value option, the loss on the YFE investment revaluation during the three and nine months ended September 30, 2024, excluding the impact of foreign currency recorded separately, is a result of a decrease in YFE’s stock price as of September 30, 2024.
(e)	The Realized Loss on Marketable Securities Investments during the three and nine months ended September 30, 2024 reflects the loss that will not be recovered from the investments due to selling securities prior to maturity.
(f)	The Gain on Foreign Exchange during the three and nine months ended September 30, 2024 primarily related to the revaluation of the YFE investment, resulting in a gain of $0.8 million and $0.2 million, respectively due to the EURO fluctuation to USD as compared to the prior reporting period. The remaining balance is related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.
(g)	Interest Income during the three and nine months ended September 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)	There was no gain or loss on lease termination in 2024.
(i)	The Finance Lease Interest Expense during the three and nine months ended September 30, 2024 represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	Other during the three and nine months ended September 30, 2024 is primarily related to late fees from select clients on a payment plan.

Three Months and Nine Months Ended September 30, 2023

(a)	Interest expense during the three and nine months ended September 30, 2023 primarily consisted of $0.2 million and $1.5 million of interest incurred on the margin loan, respectively, and $0.5 million and $1.3 million, respectively, of interest incurred on production facilities loans and bank indebtedness.
(b)	The Warrant Incentive Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(c)	The gain on warrant revaluation during the three months ended September 30, 2023 is primarily related to the $2.7 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the end of the prior reporting period due to a decrease in market price. The gain on warrant revaluation during the nine months ended September 30, 2023 is primarily related to the $8.8 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the issuance date due to a decrease in market price.
(d)	As accounted for using the fair value option, the gain or loss on the YFE investment revaluation, excluding the impact of foreign currency recorded separately, is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period.
(e)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(f)	The loss on foreign currency exchange during the three and nine months ended September 30, 2023 primarily related to the EURO weakening against the USD when compared to the prior reporting period.
(g)	Interest Income during the three and nine months ended September 30, 2023 primarily consisted of interest income of $0.1 million and $0.4 million, net of premium amortization expense, recorded for the investments in marketable securities, respectively.
(h)	The loss on early termination of lease is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.1 million and the write-down of assets and liabilities resulting in net, $0.1 million of loss.
(i)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	Other during the three and nine months ended September 30, 2023 is primarily related to late fees from select clients on a payment plan.

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

Income tax benefit was $0.9 million for the nine months ended September 30, 2023, which related to impairments of certain intangible assets during the first quarter of 2023 resulting in a decrease to the Deferred Tax Liability, net, balance. There were no activities during the three and nine months ended September 30, 2024 that affected the Deferred Tax Liability, net, balance.

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

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of September 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating Leases	$525	$1,640	$1,645	$1,415	$1,071	$3,386	$9,682
Finance Leases	756	278	54	–	–	–	1,088
Employment Contracts	1,014	1,646	222	–	–	–	2,882
Consulting Contracts	1,019	2,840	769	–	–	–	4,628
Debt	1,662	8,739	–	–	–	–	10,401
	$4,976	$15,143	$2,690	$1,415	$1,071	$3,386	$28,681

The present value discount of the minimum operating lease payments above was $2.7 million which when deducted from the cash commitments for the leases included in the table above, equates to the operating lease liabilities of $7.0 million recorded as of September 30, 2024 on the Company’s condensed consolidated balance sheet.

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

Note 20: Related Party Transactions

Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the nine months ended September 30, 2024, Mr. Heyward did not earn any executive producer fees. During the nine months ended September 30, 2023, Mr. Heyward earned and was paid $0.3 million in executive producer fees. Mr. Heyward also earned his $55,000 quarterly bonus during each of the quarters in 2024 and 2023.

On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the nine months ended September 30, 2024 and September 30, 2023, Mr. Heyward has not earned royalties from musical compositions.

On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter, prorated for the first quarter of 2023. During the nine months ended September 30, 2023, Mr. Heyward earned and was paid $0.2 million in creative producer fees. During the nine months ended September 30, 2024, Mr. Heyward earned and was paid $0.1 million during each of the quarters.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an arm’s-length industry standard royalty on all sales made by AHAA utilizing the licensed content. During the nine months ended September 30, 2024 and September 30, 2023, Mr. Heyward has not earned royalties from this agreement.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of $1.5 million (EURO 1.3 million), accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. As of September 30, 2024 and December 31, 2023, $1.5 million and $1.4 million, respectively, is included within Notes and Accounts Receivable from Related Party on the Company’s condensed consolidated balance sheets.

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly sublease payments were $595 for the three and nine months ended September 30, 2024 and September 30, 2023 and recorded within Other Income (Expense), net in the Company's condensed consolidated statements of operations.

During the quarter ended September 30, 2024, the Company entered into a one year consulting agreement with a related party for office space interior design services. The agreement is subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The interior design service fees are recorded within General and Administrative expenses in the Company's condensed consolidated statements of operations.

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

The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues:
Content Production & Distribution	$7,283	$9,075	$19,993	$32,456
Media Advisory & Advertising Services	1,425	997	3,177	2,820
Total Revenues	$8,708	$10,072	$23,170	$35,276

Net Loss:
Content Production & Distribution	$(2,395)	$(14,947)	$(14,830)	$(50,113)
Media Advisory & Advertising Services	338	(529)	(145)	(1,616)
Total Net Loss Attributable to Kartoon Studio, Inc.	$(2,057)	$(15,476)	$(14,975)	$(51,729)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues:
United States	$5,005	$5,536	$12,490	$21,537
Canada	1,615	2,093	3,563	7,496
United Kingdom	1,909	2,381	6,708	5,972
Other	179	62	409	271
Total Revenues	$8,708	$10,072	$23,170	$35,276

Note 22: Subsequent Events

Subsequent to September 30, 2024, the Company sold marketable securities and received proceeds of $1.6 million and incurred a realized loss of $0.1 million.

As of November 14, 2024, there were no additional subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2024 and September 30, 2023. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” below in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 9, 2024 (the “2023 Annual Report”), and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire. References to “we”, “us”,”our”, and the “Company” refer to Kartoon Studios, Inc.

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

Our Media Advisory & Advertising Services business is focused on driving deal flow opportunities and winning annuity business through retainers and projects. The team continues to focus on the toy business, but also expansion into tangential industries such as family and travel. The team has expanded their reach recently by leveraging their relationships with influencers to promote products and provide bespoke marketing initiatives for the clients.

Results of Operations

Our summary results for the three months ended September 30, 2024 and 2023 are below:

Revenue

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production Services	$4,898	$6,360	$(1,462)	(23)%
Content Distribution	2,348	2,562	(214)	(8)%
Licensing & Royalties	37	153	(116)	(76)%
Media Advisory & Advertising Services	1,425	997	428	43%
Total Revenue	$8,708	$10,072	$(1,364)	(14)%

Production Services revenue was generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for Wow production services for the three months ended September 30, 2024 was 23% lower than the Wow production services revenue recognized during three months ended September 30, 2023 primarily due to a lower volume of active service production projects in the current period versus the prior year period.

Revenue related to Content Distribution on advertisement supported video on demand (“AVOD”) and subscription video on demand (“SVOD”), including advertising sales for the three months ended September 30, 2024, decreased by 8% as compared to the three months ended September 30, 2023. This was primarily due to a decrease in Frederator’s creator network revenue of $0.2 million from YouTube due to reduced advertising spending and a decline in revenue per mille (“RPM”) advertising rates.

Revenue related to Licensing & Royalties for the three months ended September 30, 2024 decreased by 76% as compared to the three months ended September 30, 2023 primarily due to higher royalties earned in the prior year for owned IP and music royalties.

Revenue generated by Media Advisory & Advertising services for the three months ended September 30, 2024 increased by 43% as compared to the three months ended September 30, 2023 primarily due to higher net renewal activity and media purchases from clients.

Expenses

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$290	$522	$(232)	(44)%
Direct Operating Costs	5,766	13,475	(7,709)	(57)%
General and Administrative	5,199	8,679	(3,480)	(40)%
Total Expenses	$11,255	$22,676	$(11,421)	(50)%

The decrease in Marketing and Sales expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to a decrease of $0.3 million in marketing expenses associated with company brand development.

Direct Operating Costs during the three months ended September 30, 2024 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease was primarily due to $6.3 million of film cost impairments and write-down of development projects for the three months ended September 30, 2023, a $1.1 million reduction in salary costs, net of tax credits, from a decline in headcount as a result of lower volumes of service production projects for the three months ended September 30, 2024, compared to the same period of the prior year, and a reduction of $0.2 million in participation estimates related to Wow owned IP.

The decrease in General and Administrative expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to a decrease in expenses of $1.9 million related to cost saving initiatives, a decrease of $0.6 million in litigation expenses mainly due to a litigation insurance provision recognized in the three months ended September 30, 2024, a decrease of $0.4 million in annual shareholder meeting expenses of holding the annual shareholder meeting during the quarter ended September 30, 2024 as opposed to earlier in the prior year, and lower depreciation expense of $0.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

During the three months ended September 30, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we concluded that impairment charges to those assets were required. We concluded that there were no indications or triggering events that would further impair the assets during the three months ended September 30, 2024.

Our summary results for the nine months ended September 30, 2024 and 2023 are below:

Revenue

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production Services	$12,756	$23,279	$(10,523)	(45)%
Content Distribution	7,002	8,815	(1,813)	(21)%
Licensing & Royalties	235	362	(127)	(35)%
Media Advisory & Advertising Services	3,177	2,820	357	13%
Total Revenue	$23,170	$35,276	$(12,106)	(34)%

Production Services revenue was generated specifically by Wow providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for Wow production services for the nine months ended September 30, 2024 was 45% lower than the Wow production services revenue recognized during nine months ended September 30, 2023 primarily due to a lower volume of active service production projects in the current period versus the prior year period.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the nine months ended September 30, 2024, decreased by 21% as compared to the nine months ended September 30, 2023. This was primarily due to a decrease in Frederator’s creator network revenue of $1.7 million from YouTube due to reduced advertising spending and a decline in RPM advertising rates.

Revenue related to Licensing & Royalties for the nine months ended September 30, 2024 decreased by 35% as compared to the nine months ended September 30, 2023 primarily due to higher royalties earned in the prior year for music royalties.

Revenue generated by Media Advisory & Advertising services for the nine months ended September 30, 2024 increased by 13% as compared to the nine months ended September 30, 2023 primarily due to higher net renewal activity, client fees, and media purchases from clients.

Expenses

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$1,026	$2,457	$(1,431)	(58)%
Direct Operating Costs	15,936	34,301	(18,365)	(54)%
General and Administrative	19,710	26,274	(6,564)	(25)%
Impairment of Property and Equipment	–	120	(120)	—%
Impairment of Intangible Assets	–	4,023	(4,023)	—%
Impairment of Goodwill	–	11,287	(11,287)	—%
Total Expenses	$36,672	$78,462	$(41,790)	(53)%

The decrease in Marketing and Sales expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to expenses incurred for stock issued for services of $1.3 million related to our Shaq’s Garage series that was not incurred during the current nine months ended September 30, 2024, and a decrease of $0.3 million in marketing expenses associated with company brand development

Direct Operating Costs during the nine months ended September 30, 2024 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease of 54% as compared to the nine months ended September 30, 2023 was primarily due to a $11.5 million reduction in salary costs, net of tax credits, as a result in a reduction in headcount due to a lower volume of service production projects for the nine months ended September 30, 2024, compared to the same period of the prior year, and $6.5 million of film cost impairments and write-down of development projects for the nine months ended September 30, 2024.

The decrease in General and Administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a decrease of $2.0 million as a result of decreased use in equipment rentals and software licenses, a decrease of $1.5 million in share-based compensation expense, a decrease of $1.5 million in payroll related expenses, a decrease of $0.9 million in depreciation related to equipment leases that had ended prior to the current period, and a decrease of $0.6 million in general administrative expenses related to additional cost saving initiatives.

During the nine months ended September 30, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we concluded that impairment charges to those assets were required. We concluded that there were no indications or triggering events that would further impair the assets during the nine months ended September 30, 2024.

Other Expense, net

Components of Other Expense, net are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Expense (a)	$(176)	$(672)	$(625)	$(2,777)

Warrant Incentive Expense (b)	–	–	–	(12,664)
Gain on Revaluation of Warrants (c)	3	2,797	63	8,999
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	(461)	(2,325)	(1,342)	1,102
Realized Loss on Marketable Securities Investments (e)	(148)	(1,897)	(505)	(4,154)
Gain (Loss) on Foreign Exchange (f)	999	(637)	19	(282)
Interest Income (g)	40	95	135	563
Loss on Early Lease Termination (h)	–	(232)	–	(232)
Finance Lease Interest Expense (i)	(20)	(48)	(74)	(152)
Other (j)	189	11	723	37
Other Income (Expense), net	$602	$(2,236)	$(981)	$(6,783)

Three Months and Nine Months Ended September 30, 2024

(a)	Interest Expense during the three and nine months ended September 30, 2024 primarily consisted of $0.2 million and $0.6 million, respectively, primarily due to interest incurred on production facilities and bank indebtedness.
(b)	There was no warrant incentive expense in 2024.
(c)	The Gain on Revaluation of Warrants during the three and nine months ended September 30, 2024 is primarily related to the changes in fair value of the remaining outstanding warrant classified as a liability due to decreases in market price.
(d)	As accounted for using the fair value option, the loss on the YFE investment revaluation during the three and nine months ended September 30, 2024, excluding the impact of foreign currency recorded separately, is a result of a decrease in YFE’s stock price as of September 30, 2024.
(e)	The Realized Loss on Marketable Securities Investments during the three and nine months ended September 30, 2024 reflects the loss that will not be recovered from the investments due to selling securities prior to maturity.

(f)	The Gain on Foreign Exchange during the three and nine months ended September 30, 2024 primarily related to the revaluation of the YFE investment, resulting in a gain of $0.8 million and $0.2 million, respectively due to the EURO fluctuation to USD as compared to the prior reporting period. The remaining balance is related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.
(g)	Interest Income during the three and nine months ended September 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)	There was no gain or loss on lease termination in 2024.
(i)	The Finance Lease Interest Expense during the three and nine months ended September 30, 2024 represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	Other during the three and nine months ended September 30, 2024 is primarily related to late fees from select clients on a payment plan.

Three Months and Nine Months Ended September 30, 2023

(a)	Interest expense during the three and nine months ended September 30, 2023 primarily consisted of $0.2 million and $1.5 million of interest incurred on the margin loan, respectively, and $0.5 million and $1.3 million, respectively, of interest incurred on production facilities loans and bank indebtedness.
(b)	The Warrant Incentive Expense is related to the $12.7 million fair value of Exchange Warrants that were issued during the three months ended June 30, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(c)	The gain on warrant revaluation during the three months ended September 30, 2023 is primarily related to the $2.7 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the end of the prior reporting period due to a decrease in market price. The gain on warrant revaluation during the nine months ended September 30, 2023 is primarily related to the $8.8 million change in fair value as of the end of the current reporting period of the Exchange Warrants and SEG Warrants compared to the fair value as of the issuance date due to a decrease in market price.
(d)	As accounted for using the fair value option, the gain or loss on the YFE investment revaluation, excluding the impact of foreign currency recorded separately, is a result of the increases or decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period.
(e)	The net realized loss on marketable securities reflects the loss that will not be recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(f)	The loss on foreign currency exchange during the three and nine months ended September 30, 2023 primarily related to the EURO weakening against the USD when compared to the prior reporting period.
(g)	Interest Income during the three and nine months ended September 30, 2023 primarily consisted of interest income of $0.1 million and $0.4 million, net of premium amortization expense, recorded for the investments in marketable securities, respectively.
(h)	The loss on early termination of lease is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.1 million and the write-down of assets and liabilities resulting in net, $0.1 million of loss.
(i)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	Other during the three and nine months ended September 30, 2023 is primarily related to late fees from select clients on a payment plan.

Liquidity, Going Concern, and Capital Resources

As of September 30, 2024, we had cash of $4.6 million, which increased by $0.5 million as compared to December 31, 2023. The increase was primarily due to cash provided by investing activities of $7.9 million, offset by cash used in financing activities of $6.4 million and cash used for operating activities of $1.1 million. The cash used in financing activities was primarily due to repayments of the production facilities, finance lease obligations, and bank indebtedness, net of proceeds from each, resulting in net cash used of $10.0 million, offset by net proceeds from the Offering of $3.3 million and margin loan of $0.3 million. The cash provided by investing activities was primarily due to sales of marketable securities of $8.0 million.

As of September 30, 2024, we held available-for-sale marketable securities with a fair value of $4.1 million, a decrease of $7.9 million as compared to December 31, 2023 due to sales and maturities during the nine months ended September 30, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

As of September 30, 2024 and December 31, 2023, our margin loan balance was $1.1 million and $0.8 million, respectively. During the nine months ended September 30, 2024, we borrowed an additional $9.1 million from our investment margin account and repaid $8.8 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.71% and 0.98%, respectively, on average margin loan balances of $7.5 million and $27.4 million as of September 30, 2024 and December 31, 2023, respectively.

For three months ended September 30, 2024 and September 30, 2023, we incurred interest expense on the loan of $11,070 and $0.2 million, respectively. We incurred interest expense on the margin loan of $42,131 and $1.5 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our condensed consolidated balance sheets.

We are subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that have an aggregate total outstanding balance of $1.2 million (CAD 1.6 million).

During March 2024, we amended the revolving demand facility, equipment lease line, and treasury risk management facility. As a result of the amendment, the revolving demand facility allows for draws of up to $0.7 million (CAD 1.0 million) to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. In addition, the equipment lease line was terminated, however, we have and will continue to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. The amendment removed the treasury risk management facility that allowed for advances of up to $0.4 million (CAD 0.5 million). As of the date of amendment and December 31, 2023, there were no outstanding amounts drawn under the treasury risk management facility. The amendment also introduced revised financial covenants that are effective as of March 15, 2024. As of September 30, 2024, we are not in compliance with a financial covenant to maintain a minimum liquidity threshold. Due to financial covenant violations in the second quarter of 2024, our remaining equipment lease agreements with the lender of $0.6 million (CAD 0.8 million) are subject to early repayment. During the three months ended September 30, 2024, the lender agreed to a repayment plan for the equipment leases under the equipment lease line to be completed prior to the end of the fourth quarter of 2024. On August 30, 2024, we paid $0.1 million (CAD 0.1 million) to the lender as part of our repayment plan for the existing equipment lease line agreements. Subsequent to September 30, 2024, we paid $0.3 million (CAD 0.4 million) to the lender as part of our repayment plan for the equipment lease line. The amendment and covenant violation did not have any impact on our production facilities that are separate from the revolving demand facility and are used for financing specific productions.

Working Capital

As of September 30, 2024, we had total current assets of $37.2 million, including cash of $4.6 million and marketable securities of $4.1 million, and our total current liabilities were $33.7 million. We had working capital of $3.5 million as of September 30, 2024 as compared to working capital of $11.5 million as of December 31, 2023. The decrease of $8.0 million was primarily due to sales of marketable securities of $8.0 million, a decrease in accounts receivable and tax credits receivable of $14.0 million, partially offset by a decrease in accounts payable of $4.8 million and a decrease in production facilities and bank indebtedness of $8.9 million. During the nine months ended September 30, 2024, we met our immediate cash requirements through existing cash balances and through the sale of marketable securities. Additionally, we used equity and equity-linked instruments to pay for services and compensation. Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2024, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, the Company has financed its operations primarily through revenue generated from operations, loans and sales of its securities, and the Company expects to continue to seek and obtain additional capital in a similar manner. The Company has filed a registration statement on Form S-3 on December 22, 2023, as amended, registering the sale of up to $75 million of the Company’s securities pursuant to a shelf registration statement, and a registration statement on Form S-1 on September 27, 2024, as amended, in connection with a best efforts public offering of up to $8 million of the Company’s securities. However, the Company does not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when it needs it on terms that will be acceptable to it, or at all. The Company’s ability to sell securities registered on its registration statement on From S-3 is limited until such time that the market value of its voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of common stock and securities convertible or exercisable for common stock that the Company can sell, under certain circumstances, will be limited by NYSE American rules and regulations. There can be no assurance that the Company will be able to raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of its existing shareholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to the Company, the Company will seek to reduce overhead costs and reduce its weekly cash obligations in the short term as needed. In addition, the Company can look to divest or bring in equity partners for our various divisions and bring in near term capital.

Comparison of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023

Our total cash as of September 30, 2024 and September 30, 2023 was $4.6 million and $3.9 million, respectively.

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Net Cash Used in Operating Activities	$(1,127)	$(20,168)	$19,041
Net Cash Provided by Investing Activities	7,902	69,418	(61,516)
Net Cash Used in Financing Activities	(6,444)	(52,829)	46,385
Effect of Exchange Rate Changes on Cash	155	34	121
Net Increase (Decrease) in Cash	$486	$(3,545)	$4,031

Net Non-cash Expenses

Items necessary to reconcile from net loss to cash used in operating activities included net non-cash expenses of $5.9 million for the nine months ended September 30, 2024 as compared to net non-cash expenses of $37.6 million for the nine months ended September 30, 2023. The net decrease of $31.7 million in non-cash expenses was primarily due to the absence of the recognition of $21.6 million in impairment expenses of film and television costs, long-lived assets, intangible assets and goodwill, a decrease in warrant incentive expense of $12.7 million, a decrease of realized losses from marketable securities of $3.6 million, and a decrease in share-based compensation of $1.5 million. The decreases were partially offset by the nine months ended September 30, 2023 reconciling non-cash items of $8.9 million related to gains from revaluations of warrants.

Change in Operating Activities

The net change in operating asset and liability activities provided by operating activities of $8.1 million as of September 30, 2024 compared to the net change in operating asset and liability activities used by operating activities of $6.0 million as of September 30, 2023 was primarily due to an increase in net receipts of tax credits during the current year of $7.4 million as credits were received for production completed in the prior year, a decrease in deferred revenue of $8.0 million, an increase in accounts receivable, net of $2.6 million and a $2.9 million increase in accounts payable due to timing.

Change in Investing Activities

The decrease in cash provided by investing activities of $61.5 million was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $60.1 million during the nine months ended September 30, 2024 as a result of selling less marketable securities during the current period.

Change in Financing Activities

The decrease in cash used in financing activities of $46.4 million was primarily due to a decrease in repayments of our margin loan of $67.4 million, partially offset by less proceeds drawn from the margin loan and production facilities of $13.2 million, higher repayments during the current period, compared to proceeds from bank indebtedness during the prior year period, resulting in a net increase of cash used in financing of $2.8 million, and higher repayments of production facilities in the current year of $3.7 million.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $25.3 million as of September 30, 2024, of which $5.0 million could be owed within one year. Included in the amount that could be due within one year is the margin loan current balance of $1.1 million and revolving demand facility current balance of $0.6 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of September 30, 2024, we had $1.1 million in commitments for capital expenditures, related to equipment leases.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting which were disclosed in our 2023 Annual Report. Our management, including our Chief Executive Officer and Chief Financial Officer, has also concluded that as of December 31, 2023, March 31, 2024, and June 30, 2024, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting which were disclosed in our 2023 Annual Report.

Material Weakness in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” of our 2023 Annual Report, our management identified the following material weaknesses in our internal control over financial reporting:

•	Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes;

•	Lack of specialized experts related to income tax areas; and

•	Inappropriate application of accounting standards related to warrant modifications

Notwithstanding the identified material weaknesses, our management believes the unaudited condensed financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Our plans for remediation include, but are not limited to, the efforts summarized below, which have been or are in the process of being implemented:

•	Enhanced procedures for formal documented review and approval of journal entries;

•	Reorganized the accounting team members to ensure proper segregation of duties;

•	Implemented core financial reporting and financial close software systems;

•	Performed risk assessment procedures and improved the documentation of internal processes and controls;

•	Improved documentation over complex financial transactions;

•	Implemented additional procedures over assessment of cybersecurity and information technology general controls;

•	Increase the extent of oversight and verification checks included in operation of user access controls and processes; and

•	Continue to enhance review over financial reporting, financial operations, internal controls including segregation of duties; as well as improve tax analysis and fair value estimates.

We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated process has operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation. As previously disclosed, the U.S. Court of Appeals for the Ninth Circuit issued an opinion earlier this year affirming in part and reversing in part the District Court’s prior dismissal of the securities litigation. The case was remanded to the District Court for further proceedings. In early June 2024, the District Court directed Defendants to file a renewed motion to dismiss focused on the matters that remain in the case. Consistent with that order, Defendants filed their renewed motion on July 29, 2024, and it is fully briefed. The District Court took the motion under submission on the briefs, and the parties are now awaiting the District Court’s decision.

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

On April 5, 2024, the Appellate Court issued its opinion, affirming in part and reversing in part the decision of the District Court. The Appellate Court affirmed the dismissal of certain claims pertaining to Company statements where it found that Plaintiffs failed to adequately plead a 10(b) cause of action but reversed the lower court’s dismissal of claims related to four of the Company’s alleged misstatements, finding that, in three of those instances, the Plaintiffs adequately pleaded loss causation, and in one instance adequately alleged a misleading statement. The Court of Appeals did not address other elements of any claims based on these four complained-of statements, noting that the District Court should address those issues on remand. The matter was remanded to the District Court in May 2024. By order entered June 4, 2024, the Court directed the defendants to file a renewed motion to dismiss on a schedule to be proposed by the parties. As noted, Defendants filed that motion on July 29, 2024. Under an agreed, and court-ordered, briefing schedule, briefing of the motion extended into October 2024, and the District Court took the motion under submission without a hearing. The parties are awaiting the District Court’s decision. The Company cannot predict the timing or outcome of the renewed motion to dismiss Plaintiffs’ remaining claims based on the four remaining alleged misstatements, or the outcome of the case more generally.

Shareholder Derivative Actions. Since the Company’s last quarterly report, there have been no developments in the shareholder derivative actions involving the Company. Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham, Michael Hirsh, and Stefan Piech), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities litigation. As the Company cannot predict the outcome of the securities litigation, it is likewise unable to predict the outcome of the shareholder derivative lawsuits.

Section 16(b) Litigation. As previously disclosed, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After a full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered on January 24, 2024. The parties then engaged in extensive fact discovery, which closed in October 2024. The parties are now proceeding with expert discovery, and dispositive motions are expected to be filed before year-end. The Court has not set a trial date. As noted, Plaintiff seeks no relief from the Company; indeed, he seeks monetary relief for the Company. In any event, the Company cannot predict the outcome of the case.

In connection with the Augenbaum lawsuit, two of the investor groups named as defendants (the “demanding defendants”) have made a demand on the Company for indemnification pursuant to terms of an indemnity provision of the securities purchase agreements under which they invested in the Company. The Company believes the indemnity provision to be inapplicable and has rejected the demands. The Company and the demanding defendants have entered into standstill agreements and the parties have agreed to defer resolution of the indemnification matter pending resolution of the underlying litigation. In addition, the Company’s placement agent for the offerings at issue, Special Equities Group (“SEG”), was subpoenaed by Mr. Augenbaum. Pursuant to its placement-agent agreement with the Company, which covers a relationship broader than the offerings at issue, SEG demanded indemnification from the Company for its legal fees to comply with that subpoena. While reserving its rights, the Company believes that SEG has an indemnity claim under the governing placement agent agreement that likely has more merit than the demanding defendants’ demands. The Company cannot predict whether other parties may issue indemnification demands, or the outcome of any future proceedings that might arise concerning the such demands.

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

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. During the nine months ended September 30, 2024, we generated total revenues of $23.2 million and incurred a net loss of $15.0 million, while for the same period the previous year, we generated total revenue of $35.3 million and incurred a net loss of $51.7 million, respectively. For the year ended December 31, 2023, we generated total revenues of $44.1 million and incurred a net loss of $77.1 million, while for the previous year, we generated net revenue of $62.3 million and incurred a net loss of $45.6 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2024, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months subsequent to the issuance of the accompanying condensed consolidated financial statements.

Historically, we have financed its operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. We have filed a registration statement on Form S-3 on December 22, 2023, as amended, registering the sale of up to $75 million of the Company’s securities pursuant to a shelf registration statement, and a registration statement on Form S-1 on September 27, 2024, as amended, in connection with a best efforts public offering of up to $8 million of the Company’s securities. However, we do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Our ability sell securities registered on our registration statement on Form S-3 is limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of common stock and securities convertible or exercisable for common stock that we can sell, under certain circumstances, will be limited by the NYSE American rules and regulations. There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock or issuance of debt. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of its existing stockholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. If funding is not available or not available at terms acceptable to us, we will seek to reduce overhead costs and reduce its weekly cash obligations in the short term as needed. In addition, we can look to divest or bring in equity partners for our various divisions and bring in near term capital. No adjustments have been made to the presented condensed consolidated financial statements as a result of this uncertainty.

We have incurred indebtedness that could adversely affect our operations and financial condition.

As of September 30, 2024, we and our subsidiaries have production loan facility obligations of approximately $8.7 million and advances outstanding of $0.6 million under our senior secured revolving credit facility. As of December 31, 2023, we and our subsidiaries have production loan facility obligations of approximately $15.3 million and advances outstanding of $2.9 million under our senior secured revolving credit facility. We also had an outstanding margin loan of $0.8 million secured by our marketable investment securities as of December 31, 2023. The facilities are guaranteed by us and the security reflects substantially all of our tangible and intangible assets including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. The facilities and the margin loan are generally repayable on demand and are subject to customary default provisions, representations and warranties and other terms and conditions.

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

We were not in compliance with a financial covenant under the revolving demand facility as of September 30, 2024. Due to financial covenant violations in the second quarter of 2024, the Company’s remaining equipment lease agreements with the lender of $0.6 million (CAD 0.8 million) as of September 30, 2024, are subject to early repayment. During the three months ended September 30, 2024, the lender and the Company agreed to a repayment plan for the equipment leases under the equipment lease line to be completed prior to the end of the fourth quarter of 2024. On August 30, 2024, the Company paid $0.1 million (CAD 0.1 million) to the lender as part of its early repayment plan for the existing equipment lease line agreements. Subsequent to September 30, 2024, the Company paid $0.3 million (CAD 0.4 million) to the lender as part of its repayment plan for the equipment lease line. The amendment and covenant violations did not have any impact on the Company’s production facilities that are separate from the revolving demand facility and are used for financing specific productions.

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

As of September 30, 2024, approximately 37,303,946 shares of common stock are outstanding and unrestricted, out of the 39,555,161 shares of common stock issued, meaning they exclude shares held by insiders and can be freely traded on the open market. As of September 30, 2024, there were 6,926,952 warrants outstanding. Lastly, as of September 30, 2024, there are 953,640 shares of common stock underlying outstanding options granted, 2,385,247 shares, including vested and unvested, of common stock underlying outstanding restricted stock units (“RSUs”) and 1,832,734 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

To date, our revenues have come from a limited number of customers, making us dependent on those few customers.

During the three months ended September 30, 2024, we had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 77.2% of the total revenue.

During the nine months ended September 30, 2024, we had three customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 60.2% of the total revenue. As of September 30, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 59.4% of the total accounts receivable as of September 30, 2024.

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

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

November 14, 2024	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

November 14, 2024		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

