Form 10-K
period 2024-12-31
Kartoon Studios, Inc.
filed 2025-03-31
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: 310-273-4222

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	TOON	The NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:

Series C Preferred Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $1.03 per share, which is the price at which shares of the registrant’s common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,373,500.

As of March 31, 2025, the registrant had 47,784,964 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement in connection with the registrant’s 2025 Annual Meeting of Stockholders (“The Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report.

Kartoon Studios, Inc.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:

•	Our ability to generate revenue or achieve profitability

•	Our ability to obtain additional financing on acceptable terms, if at all

•	Fluctuations in the results of our operations from period to period

•	General economic and financial conditions; the adverse effects of public health epidemics on our business, results of operations and financial condition

•	Our ability to anticipate changes in popular culture, media and movies, fashion and technology

•	Competitive pressure from other distributors of content and within the retail market

•	Our reliance on and relationships with third-party production and animation studios

•	Our ability to market and advertise our products

•	Our reliance on third parties to promote our products

•	Our ability to keep pace with technological advances

•	Performance of our information technology and storage systems

•	A disruption or breach of our internal computer systems

•	Our ability to retain key personnel

•	Our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets and successfully integrate the business of acquired companies

•	The impact of federal, state or local regulations on us or our vendors and licensees

•	Our ability to protect and defend against litigation, including intellectual property claims

•	The volatility of our stock price

•	The marketability of our stock

•	Our broad discretion to invest or spend the proceeds of our financings in ways with which our stockholders may not agree and may have limited ability to influence

•	Other risks and uncertainties, including those listed in Item 1A, “Risk Factors”

ii

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

Reverse Stock Split

On February 10, 2023, we effected a 1-for-10 reverse stock split of our outstanding shares of common stock. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.

Summary of Risk Factors

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

Risks Relating to our Business

•	We have incurred net losses since inception.

•	If we are not able to obtain sufficient capital, we may not be able to continue our growth.

•	Our revenues and results of operations may fluctuate from period to period.

•	The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

•	Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.

•	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.

•	Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.

•	We face competition from a variety of content creators that sell similar merchandise and have better resources than we do.

•	The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third parties could negatively impact our business.

iii

•	We cannot assure you that our original programming content will appeal to our distributors and viewers or that any of our original programming content will not be cancelled or removed from our distributors’ platforms.

•	Failure to successfully market or advertise our products could have an adverse effect on our business, financial condition and results of operations.

•	The failure of others to promote our products may adversely affect our business.

•	We may not be able to keep pace with technological advances.

•	Failure in our information technology and storage systems could significantly disrupt the operation of our business.

•	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption and cause our business and reputation to suffer.

•	Loss of key personnel may adversely affect our business.

•	Litigation may harm our business or otherwise distract management.

•	Our vendors and licensees may be subject to various laws and government regulations, violation of which could subject these parties to sanctions which could lead to increased costs or the interruption of normal business operations that could negatively impact our financial condition and results of operations.

•	Protecting and defending against intellectual property claims may have a material adverse effect on our business.

•	Any additional future acquisitions or strategic investments may not be available on attractive terms and would subject us to additional risks.

•	We are exposed to investment risk with the acquisition of an equity interest in Your Family Entertainment AG.

•	We operate internationally, which exposes us to global economic, financial and political risks.

Risks Related to our Indebtedness

•	We have incurred indebtedness related to our production tax credit loan facilities, and although these loans are not exceeding Canadian government tax credits, there could be factors that could adversely affect our operations and financial conditions.

Risks Related to Tax Rules and Regulations

•	Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.

•	Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.

iv

Risks Relating to our Common Stock

•	Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.

•	Our failure to meet the continued listing requirements of NYSE American (“NYSE American”) could result in a delisting of our common stock.

•	If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.

•	We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

•	We do not expect to pay dividends in the future and any return on investment may be limited to the value of our common stock.

•	Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

v

PART I

Item 1.	Business

Overview

Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.) (the “Company” or “we,” “us” or “our”) is a global content and brand management company that creates, produces, licenses, and broadcasts educational, multimedia animated content for children. Led by experienced industry personnel, we distribute our content primarily on streaming platforms and television, and license properties for a broad range of consumer products based on our characters. We are a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, our portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, our programs, along with licensed programs, are being broadcast in the United States on our wholly-owned advertisement supported video on demand (“AVOD”) service, our free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids, and Samsung and LG smart TVs. Our in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC! Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. Our library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.

In addition to operating our own channels, we license our programs to other services worldwide, including Netflix, Paramount+, Max, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.

Through our investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), we have gained access to a leading producer and distributor of high-quality children’s and family programming. YFE owns and operates one of Europe’s largest channel-independent libraries of around 150 titles and 3,500 half-hour episodes.

Through the ownership of WOW, we established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused creator network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.

We have rights to certain select valuable IP, through our ownership of a controlling interest in Stan Lee Universe, LLC (“SLU”), an entity we control and through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).

The Company also owns The Beacon Media Group, LLC (“Beacon Media”) and The Beacon Communications Group, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American media and marketing agency, celebrated for its innovative, tailored strategies and unmatched expertise in reaching kids, parents, and families with precision and impact. Beacon represents over 20 kids and family clients, including Bandai Namco, Moose Toys, Bazooka Brands, Goliath Games, Playmates Toys, Cepia LLC, and Zebra Pens.

In addition, we own the Canadian company Ameba Inc. (“Ameba”), which operates a premier subscription-based streaming service specializing in younger children’s entertainment. As a cornerstone of our subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms. We believe, that Ameba significantly enhances our digital footprint and revenue streams.

On June 23, 2023, we changed our name from Genius Brands International, Inc. to Kartoon Studios, Inc. through our merger with and into our wholly owned subsidiary. On June 26, 2023, we transferred the listing of our common stock from the Nasdaq Capital Market (“Nasdaq”) to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, we voluntarily delisted our common stock from Nasdaq. Our common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.

Recent Development

April 2024 Offering

On April 23, 2024, pursuant to the terms of a securities purchase agreement, dated April 18, 2024 (the “SPA”), we closed a registered direct offering of the sale of 3,900,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the "Investor"), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by us in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrants.

"Winnie-the-Pooh” Project Financing

On June 21, 2024, we announced the launch of “Winnie-the-Pooh” on the Kartoon Channel through a $30.0 million joint venture (the “JV”) with Catalyst Venture Partners (“Catalyst”). The binding term sheet governing the JV stipulates after Catalyst recoups its investment with 10% premium, the ownership and profit split between the partners is 60% to Kartoon Studios and 40% to Catalyst Venture Partners. “Winnie-the-Pooh” is based on the designs and stories of one of the most successful brands of all time, A.A. Milne’s “Winnie-the-Pooh,” a property that has generated over $80 billion in sales over the last four decades and is estimated to currently generate $3-$6 billion per year. Catalyst has agreed to provide the full amount of the production financing with the plan to include an animated holiday movie, 5 holiday specials and 4 seasons of episodic series.

December 2024 Offering

On December 18, 2024, we closed an offering (the “December 2024 Offering”) for aggregate gross proceeds of approximately $4,496,480 from one institutional investor and issued to such investor 4,375,000 shares of common stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The purchase price per share of common stock, together with accompanying Series A and Series B warrants, was $0.57, while the purchase price per pre-funded warrant was $0.569. We incurred a placement agent fee of approximately $389,754 and issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, we determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities due to settlement provisions requiring shareholder approval. The liability-classified warrants will be subsequently measured at fair value, with changes recognized in earnings. In accordance with applicable accounting standards, we allocated the total proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, we recorded a non-cash loss of $1.0 million. Executing the transaction was driven by several strategic considerations. The capital injection strengthened our liquidity position, supporting project development and ongoing operations. Additionally, while the warrants resulted in a non-cash accounting loss due to their fair value measurement, they did not impact our cash flows. Furthermore, our management believes, that the offering was beneficial from a market visibility perspective.

“Andrew The Big BIG Unicorn” Owned IP Project

On August 28, 2024, Mainframe Studios, our affiliate, announced that it is co-producing Andrew the Big BIG Unicorn, an animated children’s series, in collaboration with Pirate Size Productions (Australia) and Infinite Studios (Singapore/Indonesia). The series (40 episodes, seven minutes each) is targeted at preschool audiences and follows the adventures of a young rhino living as a very big unicorn. The project is targeted for delivery in March 2026. The production is commissioned by ABC (Australia), CBC (Canada), and SRC (Canada), with Kartoon Studios retaining international distribution, licensing, and merchandising rights. The series will premiere on ABC Kids and ABC iview in Australia and on CBC Kids, Radio-Canada, CBC Gem, and ICI TOU.TV in Canada. The project reflects our ongoing commitment to expanding its global content production footprint and leveraging strategic partnerships in key international markets.

Our Products

During 2024, we produced numerous owned IP and for-hire projects including:

Animated Series

SuperKitties Season 2: SuperKitties Su-Purr Charged is a top performing computer-generated animation show for Disney Junior. Mainframe Studios produces this content on a service basis for Sony TV Kids. Through 2024, 42 11-minute episodes were delivered with the remaining 6 11-minute episodes expected to be delivered in the first quarter of 2025. In addition, ten supplementary animated shorts of 2 minutes were also delivered in 2024. The series was greenlit for a third season in February 2024, and Mainframe Studios started production on the third season in second quarter of 2024, with delivery of episodes expected to commence the second quarter of 2025.

Cocomelon: Cocomelon specializes in 3D animation videos of both traditional nursery rhymes and original children’s songs. Mainframe Studios produces content on a services basis for Moonbug Productions USA Inc. and has completed delivery of 64 x 3 minutes of animated shorts in the first quarter of 2024.

Phoebe & Jay: This 2D Preschool series for PBS Kids, set to air in Fall 2025, began full production in 2024. The series is designed to support early literacy skills for preschoolers by showcasing the various kinds of texts they see in their everyday lives. This has an overall order of 80 11-minute episodes, with deliveries commencing the first quarter 2025 and finishing by the third quarter of 2026.

Unicorn Academy: Netflix greenlit a second season of this children’s fantasy-adventure series from Spin Master Entertainment. Mainframe Studios started production on these 16 22-minute episodes in 2024 with delivery slated to begin during the third quarter of 2025 and to be completed in the first quarter of 2026.

Roblox Rumble: Kidaverse Roblox Rumble is an elimination-style competitive reality series featuring a diverse group of girls and boys across the United States, ages 8 to 12, who compete in 10 different Roblox games to win prizes and find out who is the ultimate gamer. Kartoon Studios commenced production of this series in 2022 and completed production in 2023. The series premiered on the company’s streaming service Kartoon Channel! during March of 2023. In September of 2024, Kartoon Studios launched a Roblox-based competition series for kids, which is expected to premiere in the Spring of 2025 on Kartoon Channel! Tapping into the game's massive audience, Roblox is played by over 30 million every day, the third season of Kidaverse Roblox Rumble is anticipated to have a global premiere in over 60 territories, including North America, Asia, Europe, and The Middle East.

Consumer Products and Licensed Content

A source of our revenue is our licensing and merchandising activities from our underlying intellectual property content. We work directly in licensing properties to a variety of manufacturers and occasionally to retailers. We currently have, across all brands, multiple licensees and a variety of licensed products either in development, in market or scheduled to enter the market. Products bearing our trademarks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Barnes & Noble, Kohl’s, Amazon.com, and Hot Topic. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. In some cases, we can earn additional revenue once retail sales of licensed merchandise exceed the value of these advances or minimum guarantees.

Distribution

Content

Today’s global marketplace and the manner in which content is consumed has evolved to a point where we believe there is only one viable strategy; ubiquity. Kids today expect to be able to watch what they want whenever they want and wherever they want. As such, content creators now must offer direct access on multiple fronts. This includes not only linear broadcast in key territories around the world but also across a multitude of digital platforms. We have strong relationships with and actively solicit placement for our content with major linear broadcasters, as well as on digital platforms such as Netflix, Comcast’s Xfinity platform, AppleTV, Roku, Samsung TV, Amazon Fire, Amazon Prime, YouTube, Cox, Dish, Sling, Xumo, iOS, Android/Google Play, Samsung and LG smart TVs, Tubi, Pluto, and Xbox. We replicate this model of ubiquity around the world seeking to craft a content distribution strategy for each market that blends the best of linear, video on demand (“VOD”) and digital distribution.

Kartoon Channel! Network

In June 2020, we launched the Kartoon Channel!, a digital family entertainment destination that delivers enduring childhood moments of humor, adventure, and discovery and is available across multiple AVOD, SVOD and linear streaming platforms, including Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids, and Samsung and LG smart TVs. The Kartoon Channel! has achieved significant domestic penetration, being widely available to U.S. television households through Internet-based streaming services. Kartoon Channel! delivers numerous episodes of carefully curated family-friendly content featuring animated classics for little kids, including “Peppa Pig Shorts,” “Mother Goose Club,” “Llama Llama shorts,” “Om Nom Stories,” as well as content for bigger kids, such as “Angry Birds,” “Talking Tom and Friends” and “Yu-Gi-Oh!” and original programming like “Rainbow Rangers” and “Stan Lee’s Superhero Kindergarten,” starring Arnold Schwarzenegger. The Kartoon Channel! also offers STEM-based content and Spanish language programming.

Kartoon Channel! Network Worldwide

We have expanded the distribution footprint of Kartoon Channel! to over 61 territories across Europe, the Middle East, Africa, and Asia by rolling out Kartoon Channel! Pay TV, Branded block, and FAST services. The channel includes the original Kartoon Channel! programming, as well as the animated content from YFE’s animation catalogue, plus content acquisitions.

Channel Frederator Network

Channel Frederator Network, owned by Frederator, is the largest animation focused creator network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.

Ameba TV

We also own the Canadian company Ameba Inc. (“Ameba”), which operates a premier subscription-based streaming service specializing in younger children’s entertainment. As a cornerstone of TOON Media Networks’ subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms. Ameba significantly enhances our digital footprint and revenue streams. It is being distributed in the United States on the Company’s wholly-owned subscription and advertisement supported service, which includes video on demand and streaming linear channels. The channels are also offered on 3rd party platforms as free ad supported streaming TV (“FAST”) and subscription video on demand (“SVOD”). Distribution platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, XBox, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids and KartoonChannel.com, as well as Samsung and LG smart TVs.

Ameba TV is available in the U.S. and Canada and provides numerous hours of entertainment and educational programming for children. Ameba TV is comprised of 14,000+ episodes and 2,800+ hours of kids’ shows. The streaming service features educational shows, including “Sooty,” “Karl,” “Dino the Dinosaur,” and “Alphabuddies”. There are hundreds of kids’ music videos, including “Wee Sing” and “Ukulele U,” and a catalog of classic content, such as “Babar” and “Franklin and Friends.”

Marketing

Our marketing mission is to generate awareness and consumer interest in the brands of Kartoon Studios via a 360-degree approach to reach audiences through all touchpoints. Successful marketing campaigns for our brands have not only included traditional marketing tactics but now also include utilizing social media influencers (individuals with a strong, existing social media presence who drive awareness of our brands to their followers), strategic social media marketing, and cross-promotional consumer product campaigns. We also deploy digital and print advertising to support the brands, as well as work with external media relations professionals to promote our efforts to both consumer and industry. We consistently initiate strategic partnerships with brands that align and offer value to us. Our Kartoon Channel! platform, being widely available to U.S. television households through Internet-based streaming services, provides additional reach to promote our content and consumer products.

Competition

We compete against other creators of children’s content including Disney, Nickelodeon, Netflix, Hulu, PBS Kids, and Sesame Street, as well as other small and large creators. In the saturated children’s media space, we compete with these other creators for both content distribution across linear, VOD, and digital platforms, as well as retail shelf space for our licensed products. To compete effectively, we are focused on our strategic positioning of “content with a purpose,” which we believe is a point of differentiation embraced by the industry, as well as parents and educators. Additionally, the Kartoon Channel! enables us to increase the awareness of our brands through an owned platform.

Customers and Licensees

In the year ended December 31, 2024, we have partnered with 39 consumer products licensees. As of the same date, we licensed our content to over 60 broadcasters in more than 90 countries worldwide, as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, Hot Topic and others both domestically and internationally.

In the year ended December 31, 2024, we had four customers whose total revenue accounted for 75.7% of our total revenue.

Government Regulation

The FCC requires broadcast networks to air a required number of hours of educational and informational content (E/I). We are subject to online distribution regulations, namely the FTC’s Children’s Online Privacy Protection Act (COPPA) which regulates the collection of information of children younger than 13 years old.

We are currently subject to regulations applicable to businesses generally, including numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to some of our customers is provided by third parties without recourse to us based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, or imposition of tariffs could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition. As an international production company, we are also subject to country-specific requirements such as federal and provincial content regulations and tax credit guidelines in Canada.

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

Because our products are manufactured by third parties and licensees, we are not significantly impacted by federal, state and local environmental laws in connection with the manufacture of our consumer products and do not have significant costs associated with compliance with such laws and regulations.

Intellectual Property

As of December 31, 2024, we own the following properties and related trademarks: “Rainbow Rangers,” “SpacePop,” “Secret Millionaires Club,”“Thomas Edison’s Secret Lab,” “Baby Genius,” “Kid Genius,” “Wee Worship,” “Kaflooey,” “Bravest Warriors,” “Bee & Puppycat” and “Castlevania,” as well as several other names and trademarks on characters that had been developed for our content and brands. Additionally, we have the United States trademark and various international trademarks applications pending for Kartoon Channel!, Kartoon Channel! Jr., KC! Pop Quiz, Little Genius and Little Genius Jukebox.

Through our controlling interest in Stan Lee Universe, we control the rights to the name, image, the likeness, the signature, and the consumer product licensing to the iconic Stan Lee.

As of December 31, 2024, Kartoon Studios, Inc. directly holds 15 registered trademarks in the United States, 5 registered trademarks in the United Kingdom, 2 registered trademarks in Australia, 1 registered trademark in New Zealand, and further related registrations in other jurisdictions throughout the world. Our subsidiary, Mainframe Studios, Inc., holds 4 registered trademarks in the United States, 7 registered trademarks in Canada, and 1 registered trademark in the United Kingdom.  Our subsidiary, Frederator Networks, Inc., holds 3 registered trademarks in the United States, 1 pending registration in Canada, and 1 registration in Australia.  Our subsidiary, Stan Lee Universe LLC, holds 29 registered and 2 pending trademark registrations in the United States, 1 trademark registration in Canada, 3 trademark registrations in the United Kingdom, and more than 50 related registrations throughout the world related to the Stan Lee name, image, and likeness.

As of December 31, 2024, we also hold rights in over 150 motion pictures, over 525 different television shows across our partnerships with over 150 different licensors. In addition, we hold 270 sound recordings and multiple literary work copyrights related to our video, music and written work products.

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

We are committed to responsible, ethical and inclusionary business practices as outlined below:

Human Capital Management

As of December 31, 2024, we employed 344 full-time employees and 68 independent contractors.

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

We strive to be an inclusionary workplace because we believe that it strengthens our business.

•	We maintain a Chief Diversity Officer who is responsible for helping us meet our hiring goals and reviewing the content we create.

•	Our board of directors and executive management team is diverse with representation from people of color and the LGBTQ community.

Preventing Harassment and Discrimination

We have enacted policies addressing harassment, discrimination and other behaviors that could create a hostile workplace, some of which are described below.

•	We make training on preventing sexual harassment, discrimination and retaliation available to our employees.

•	We expect employees to report any violations of Company policies, including sexual harassment, they witness. Among other ways, employees can report incidents of harassment using our anonymous complaint and reporting hotline.

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

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2024, we generated net revenues of $32.6 million and incurred a net loss attributable to Kartoon Studios Inc. of $20.7 million, while for the previous year, we generated net revenue of $44.1 million and incurred a net loss attributable to Kartoon Studios Inc. of $77.1 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

For the year ended December 31, 2024, we incurred net realized and unrealized investment gains and losses, as described in Item 8, “Financial Statements and Supplementary Data” included herein.

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

Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Military conflicts and wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues created by tariffs threatened by the current U.S. Administration on imports can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

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

In the past we identified material weaknesses in our internal controls, and while most have been remediated, internal control over information technology general control remains ineffective. If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. We have identified control deficiencies that constituted a material weaknesses in our internal controls and procedures in the past. Most of these material weaknesses have been remediated, but one material weakness remains in the information technology general controls area.

Based on its assessment, our management concluded that, as of December 31, 2024 our internal control over financial reporting was ineffective due to material weakness resulting from the inadequate design of user access provisioning/deprovisioning controls area.

In the past, our management concluded that, as of December 31, 2023 and March 31, 2024, our internal control over financial reporting was not effective due to the following identified material weaknesses(i) inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes; (ii) lack of specialized experts related to income tax areas; and (iii)inappropriate application of accounting standards related to warrant modifications. If we fail to remediate the material weakness that existed as of December 31, 2024 and subsequently maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

In the ordinary course of business, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We and many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. On December 13, 2024, we experienced a cybersecurity incident involving unauthorized access to one of our management systems. The findings indicated that the unauthorized access incurred due to leaked credentials of an employee from our partner studio. Although this incident was deemed by us to be immaterial we cannot guarantee that we can safeguard our assets while maintaining and protecting client trust through robust security measures and risk management practices.

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

During the year ended December 31, 2021, we acquired a material equity interest in a company publicly traded on the Frankfurt Stock Exchange, Your Family Entertainment AG (“YFE”). With an ownership stake of 44.8%, we are exposed to the risk of success of the YFE business. We are also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Germany. If YFE fails to perform to our expectations, it could have a material adverse effect on our results of operations or financial condition and liquidity.

We operate internationally, which exposes us to global economic, financial and political risks.

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

In addition, we face risks in doing business internationally that could adversely affect our business, including:

•	Fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk

•	Currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars

•	Restrictions on the transfer of funds

•	Difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure, employee attrition and legal compliance costs associated with numerous international locations

•	Our ability to effectively price our products in competitive international markets

•	New and different sources of competition

•	The need to adapt and localize our products for specific countries

•	Challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions

•	International trade policies, tariffs and other non-tariff barriers, such as quotas

•	The continued threat of terrorism and the impact of military and other action

•	Adverse consequences relating to the complexity of operating in multiple international jurisdictions with different laws, regulations and case law which are subject to interpretation by taxpayers, including us.

In addition, due to potential costs from our international expansion efforts outside of the United States, our gross margin for international customers may be lower than our gross margin for domestic customers. As a result, our overall gross margin may fluctuate as we further expand our operations and customer base internationally.

Wow’s functional currency is the Canadian dollar, therefore their financial results are translated into USD, our reporting currency, upon consolidation of our financial statements. We are then exposed to more significant currency fluctuation risks as a result of the Wow Acquisition. Fluctuations between the foreign exchange rates, in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.

Further, each entity conducts a growing portion of their businesses in currencies other than such entity’s own functional currency. Therefore, in addition to the foreign currency translation risk, we face exposure to adverse movements in currency exchange rates with each transaction made outside of the entities’ functional currency, including our investment in YFE. If the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). However, if the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). As exchange rates vary, sales and other operating results, when remeasured, may differ materially from expectations. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.

A decrease in the fair values of our reporting units may result in future intangible assets impairments.

When an entity is acquired, a portion of the purchase price may be allocated to intangible assets. We conduct impairment tests on our intangible assets at least annually based upon the fair value. We assess intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation considers factors such as expected future cash flows, profitability, market conditions, and industry trends. If we determine such an impairment exists, we adjust the carrying value of the asset by the amount of fair value in excess of the carrying value. The impairment charge is recorded in our income statement in the period in which the impairment is determined. If we are required in the future to record additional asset impairments, our financial condition and results of operations would be negatively affected. In connection with fair value measurements and the accounting for intangible assets, the use of generally accepted accounting principles requires management to make certain estimates and assumptions. Significant judgment is required in making these estimates and assumptions, and actual results may ultimately be materially different from such estimates and assumptions.

RISKS RELATING TO OUR INDEBTEDNESS

We have incurred indebtedness that could adversely affect our operations and financial condition.

As of December 31, 2024, we and our subsidiaries have production loan facility obligations (“production facilities”) of approximately $9.2 million. We also had an outstanding margin loan of $0.9 million secured by our marketable investment securities as of December 31, 2024. Any borrowings under the production facilities are collateralized by a security interest in substantially all of the relevant production company’s tangible and intangible assets, including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements. As well as those of certain of our subsidiaries and related entities acting as guarantors of the production facilities. If the production entities default on those obligations, the lender under the production facilities could foreclose on certain of our assets held by our subsidiaries and related entities who are parties to those production facilities. In addition, the existence of these security interests may adversely affect our financial flexibility. The production facilities and the margin loan are generally repayable on demand and are subject to customary default provisions, representations and warranties and other terms and conditions.

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

If we fail to satisfy the continued listing requirements of NYSE American, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, NYSE American may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum bid price requirement of $0.10, or prevent future non-compliance with NYSE American’s listing requirements.

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

Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of blank check preferred stock without seeking approval of our shareholders. Any additional preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

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

As of March 31, 2025, approximately 45,486,535 shares of common stock of the 47,784,964 shares of common stock issued are outstanding and freely trading. As of December 31, 2024, there were 25,834,752 warrants outstanding. Lastly, as of December 31, 2024, there are 952,140 shares of common stock underlying outstanding options granted, 2,468,676 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 4,881,094 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Our cybersecurity measure is primarily focused on ensuring the security and protection of computer systems and networks. We primarily utilize an in-house IT service provider, as well as external resources as a supplement, to monitor and, as appropriate, respond to cybersecurity risks. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We also periodically scan our environment for any vulnerabilities and perform penetration testing. In addition, to promote security awareness, we provide cybersecurity risk training to all employees at least annually.

Oversight responsibility for information security matters is shared by the Board, Chief Financial Officer (“CFO”), management team and our internal information technology (“IT”) resources. Our CFO and management team oversee our cybersecurity risk management, including appropriate risk mitigation strategies, systems, processes, and controls, and receives quarterly updates from IT and the third-party IT service provider on cybersecurity and information security matters. The CFO communicates with the Board periodically regarding the state of our cybersecurity risk management, current and evolving threats and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Board for timely and accurate reporting of any material cybersecurity incident.

On December 13, 2024, we experienced a cybersecurity incident involving unauthorized access to one of our management systems. The findings indicated that the unauthorized access incurred due to leaked credentials of an employee from our partner studio. We assessed the incident as having immaterial impact and this unauthorized access did not result in significant data leaks. The jeopardized content was limited to a few in-house created assets, specifically storyboard animatics from the pre-production stage. The amount and type of information involved a few storyboard files related to the production. The nature of the leak was user-driven, which made an instant identification challenging and the leak was detected a few days after it occurred. We immediately dispatched our Security Incident Response Team and identified the steps to be taken to mitigate future risks: including the urgent need to review Two Factor Authentication protocols and enhance our security controls. Although our broader network is protected by industry-standard cybersecurity tools, we concluded that some of our software as a Service (SaaS) platforms require additional security improvements. We have decided to invest approximately an additional $0.2 million in cybersecurity enhancements to strengthen the security of our SaaS platforms (such as review and purchase of additional licenses) and to implement additional protective measures across our systems. One of our top priorities is safeguarding our assets while maintaining and protecting client trust through robust security measures and risk management practices.

As of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Item 2.	Properties

Our principal office is located in Beverly Hills, California, where we lease 5,838 square feet of general office space. The property is used primarily by Kartoon Studios to support its operations and is included in the Content Production and Distribution segment. We also lease 45,119 square feet of general office space located in Vancouver, Canada, and 6,845 square feet of general office space in Toronto, Canada. The Vancouver office is used by Mainframe Studios included in the Content Production and Distribution segment. The Toronto office is used by Beacon Media Group which is part of the Media Advisory and Advertising Services segment. We believe our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices. See Note 19 in the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

Item 3.	Legal Proceedings

As of December 31, 2024, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation:

On February 4, 2025, the District Court issued an order granting in part and denying in part the renewed motion to dismiss and denying Plaintiffs’ motion for leave to file a sur-reply. The District Court dismissed all claims against Mr. Denton, and claims against the Company and Mr. Heyward based on all but one of the complained-of statements. However, the District Court determined that Plaintiffs had adequately pled a Section 10(b) claim based on March 2020 statements concerning the number of times that the Rainbow Rangers cartoon was airing on Nickelodeon. As to the other alleged misstatements that were dismissed, and as to any claims against Mr. Denton, the District Court granted Plaintiffs leave to amend their pleading another time. On March 3, 2025, Plaintiffs filed a Third Amended Complaint, seeking again to assert claims against the Company and Mr. Heyward related to the four alleged misstatements that survived the Ninth Circuit appeal; they did not replead any claims against Mr. Denton. Defendants intend to file another motion to dismiss directed to the Third Amended Complaint. Under a briefing schedule that has been entered by the Court, that motion must be filed by April 14, 2025. Briefing extends into late June, and a hearing has been scheduled for July 14, 2025. We cannot predict the outcome of the motion.

Meanwhile, as previously reported, the parties elected to mediate the dispute, as well as the shareholder derivative actions referenced below in Item 2, before Phillips ADR. The mediation was held December 9, 2024. The case did not settle during the mediation. In light of the District Court’s February 4, 2025, order, however, the mediator has reached out to the parties to determine whether there is a basis now to resolve the dispute. While the Company has advised that it would like to settle the lawsuit, the mediator has not reported back concerning his discussions with Plaintiffs’ counsel. We cannot predict whether the parties will decide to continue with mediation or, if they do, whether they will be able to reach a settlement of the case and of related shareholder derivative litigation on terms acceptable to the parties.

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its former Chief Financial Officer Robert Denton were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by issuing allegedly false or misleading statements about the Company, initially over an alleged class period running from March into early July 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in the Company’s common stock during the alleged class period. Defendants moved to dismiss lead plaintiffs’ amended complaint, and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.

In September 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous—depending on how one counted, more than two dozen - false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021. They again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, the defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice.

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

The matter was remanded to the District Court in May 2024. By order entered June 4, 2024, the Court directed the defendants to file a renewed motion to dismiss on a schedule to be proposed by the parties. Consistent with that order, Defendants filed their renewed motion on July 29, 2024. Plaintiffs filed the opposition to the motion on September 16, 2024, and Defendants filed a reply brief on October 16, 2024. The District Court subsequently vacated the hearing on the renewed motion to dismiss (including plaintiffs’ motion for leave to file a sur-reply) that had been scheduled for November 4, 2024, determining that the matter could be resolved by the Court based on the parties’ written submissions.

Shareholder Derivative Actions:

Since the Company’s last quarterly report, there have been no developments in the shareholder derivative actions involving the Company. Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham and Michael Hirsh), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities litigation. As the Company cannot predict the outcome of the securities litigation, it is likewise unable to predict the outcome of the shareholder derivative lawsuits.

Section 16(b) Litigation:

As previously disclosed, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After a full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered on January 24, 2024. The parties then engaged in extensive fact discovery, which closed in October 2024. The parties proceeded with expert discovery. Following the completion of expert discovery in December 2024, Plaintiff and the various Defendants filed cross-motions for summary judgment in mid-January 2025. Opposition papers on those motions were filed February 26, 2025. Replies are due March 26, 2025, with certain papers related to collateral motions due a week later. The Court has not yet responded to the parties’ requests for argument on the cross-motions, and we cannot predict the outcome of the motions.

With those motions pending, the parties met on March 11, 2025, to try to mediate the dispute before Phillips ADR. The mediation was unsuccessful, and no further mediation sessions are scheduled. To the extent the case continues following disposition of the cross-motions for summary judgment, pre-trial proceedings have concluded and the case will presumably proceed to trial. As of this writing, the Court still has not set a trial date. As previously noted, Plaintiff seeks no relief from the Company; indeed, he seeks monetary relief for the Company. In any event, the Company cannot predict the outcome of the case.

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

Demand Letter:

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

Market Information

On June 23, 2023, we changed our name from Genius Brands International, Inc. to Kartoon Studios, Inc. through our merger with and into our wholly owned subsidiary. On June 26, 2023, we transferred our listing of our common stock from the Nasdaq Capital Market (“Nasdaq”) to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, we voluntarily delisted our common stock from Nasdaq. Our common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.

On February 10, 2023, we effected a 1-for-10 reverse stock split of our outstanding shares of common stock. The reverse stock split proportionately reduced the number of shares of authorized common stock from 400,000,000 to 40,000,000 shares. The reverse split also applied to common stock issuable upon the exercise of our outstanding warrants and stock options. The reverse split did not affect the authorized preferred stock of 10,000,000 shares. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-10 reverse stock split.

Stockholders

As of March 31, 2025, there were approximately 191 stockholders of record of our common stock, although we believe there to be a significantly larger number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Recent Sales of Unregistered Securities

On February 3, 2025, we issued 126,743 shares of common stock valued at $0.79 per share for charity event registration fee.

The issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Company Purchases of Equity Securities

The table below summarizes such repurchase during the quarterly period ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	–	$–	–	–
November 1, 2024 – November 30, 2024	–	–	–	–
December 1, 2024 - December 31, 2024	–	–	–	–
Total	–	$–	–	–

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends, and future prospects. It should be noted that the MD&A contains forward-looking statements that involve risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” immediately preceding Part I for important information to consider when evaluating such statements.

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.

Overview

Our production services business is focused on creating high-quality original and for hire content in the most efficient way possible. To achieve this, our Mainframe Studios division, the main driver of this business, is exploring more ways to improve operations by adopting a more flexible and efficient approach. This includes collaborating with outsource partners and utilizing AI technology to streamline processes and drive efficiencies within the organization. With over 1,200 episodes, 70 movies, and three feature films to its credit, the division has partnered with major industry players to produce acclaimed series such as “Barbie Dreamhouse Adventures,” “Octonauts: Above & Beyond,” and “Unicorn Academy.”

Our content distribution business is focused on achieving scale across our networks, including Kartoon Channel!, Frederator, Ameba, and Kartoon Channel! Worldwide. Revenue growth is expected to be driven by the continued focus on licensed content and exploitation of our current content such as Stan Lee, Shaq’s Garage, Rainbow Rangers and many more. Continued profit growth should be realized the more we can scale the business across our platforms. In addition, we have implemented and are continuing to look at artificial intelligence (“AI”) tools to reduce the cost of operating distribution expenses such as dubbing expenses, video resolution upscaling and converting between 2D and 3D.

We believe that our licensing and royalties business has the most upside and potential for us of all our business lines. We are looking to take advantage of our incredible set of Stan Lee assets to drive consumer products - both digitally and physically. We plan to focus on utilizing all of our IP assets further in 2025 and beyond.

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

April 2024 Offering

On April 23, 2024, pursuant to the terms of a securities purchase agreement, dated April 18, 2024 (the “SPA”), we closed a registered direct offering of the sale of 3,900,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the "Investor"), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by us in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrants.

“Winnie-the-Pooh” Project Financing

On June 21, 2024, we announced the launch of “Winnie-the-Pooh” on the Kartoon Channel through a $30.0 million joint venture (the “JV”) with Catalyst Venture Partners (“Catalyst”). The binding term sheet governing the JV stipulates after Catalyst recoups its investment with 10% premium, the ownership and profit split between the partners is 60% to Kartoon Studios and 40% to Catalyst Venture Partners. “Winnie-the-Pooh” is based on the designs and stories of one of the most successful brands of all time, A.A. Milne’s “Winnie-the-Pooh,” a property that has generated over $80 billion in sales over the last four decades and is estimated to currently generate $3-$6 billion per year. Catalyst has agreed to provide the full amount of the production financing with the plan to include an animated holiday movie, 5 holiday specials and 4 seasons of episodic series.

December 2024 Offering

On December 18, 2024, we closed an offering (the “December 2024 Offering”) for aggregate gross proceeds of approximately $4,496,480 from one institutional investor and issued to such investor 4,375,000 shares of common stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The purchase price per share of common stock, together with accompanying Series A and Series B warrants, was $0.57, while the purchase price per pre-funded warrant was $0.569. We incurred a placement agent fee of approximately $389,754 and issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, we determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities due to settlement provisions requiring shareholder approval. The liability-classified warrants will be subsequently measured at fair value, with changes recognized in earnings. In accordance with applicable accounting standards, we allocated the total proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, we recorded a non-cash loss of $1.0 million. Executing the transaction was driven by several strategic considerations. The capital injection strengthened our liquidity position, supporting project development and ongoing operations. Additionally, while the warrants resulted in a non-cash accounting loss due to their fair value measurement, they did not impact our cash flows. Furthermore, our management believes, that the offering was beneficial from a market visibility perspective.

“Andrew The Big BIG Unicorn” Owned IP Project

On August 28, 2024, Mainframe Studios, our affiliate, announced that it is co-producing Andrew the Big BIG Unicorn, an animated children’s series, in collaboration with Pirate Size Productions (Australia) and Infinite Studios (Singapore/Indonesia). The series (40 episodes, seven minutes each) is targeted at preschool audiences and follows the adventures of a young rhino living as a very big unicorn. The project is targeted for delivery in March 2026. The production is commissioned by ABC (Australia), CBC (Canada), and SRC (Canada), with Kartoon Studios retaining international distribution, licensing, and merchandising rights. The series will premiere on ABC Kids and ABC iview in Australia and on CBC Kids, Radio-Canada, CBC Gem, and ICI TOU.TV in Canada. The project reflects our ongoing commitment to expanding its global content production footprint and leveraging strategic partnerships in key international markets.

Results of Operations

Our summary results for the years ended December 31, 2024 and December 31, 2023 are below:

Revenue

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Production Services	$17,850	$26,799	$(8,949)	(33)%
Content Distribution	9,607	11,698	(2,091)	(18)%
Licensing and Royalties	298	649	(351)	(54)%
Media Advisory and Advertising Services	4,836	4,939	(103)	(2)%
Total Revenue	$32,591	$44,085	$(11,494)	(26)%

Production services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. The production services revenue for the year ended December 31, 2024 was 33% lower than the production services revenue recognized during the year ended December 31, 2023. The decrease was primarily due to a lower volume of animation production services projects in progress during the year ended December 31, 2024 as compared to the prior year period.

Revenue related to content distribution on AVOD and SVOD, including advertising sales for the year ended December 31, 2024, decreased by 18% as compared to the year ended December 31, 2023. This was primarily due to a decrease in content revenue from Frederator’s creator network on YouTube of $1.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in Frederator’s creator network revenue from YouTube was due to overall less viewership as compared to the prior year period. In addition, the decline in content distribution revenue was partially due to a decrease in Wow’s IP production revenue of $0.3 million, as there were no new IP projects delivered during the year ended December 31, 2024.

Revenue related to our licensing and royalties for the year ended December 31, 2024 decreased by 54% as compared to the year ended December 31, 2023, primarily due to lower amounts earned from our license deals related to our consumer products agreements and music licensing agreements, which decreased by $0.3 million.

Revenue generated by media advisory and advertising services for the year ended December 31, 2024 decreased by 2% as compared to the year ended December 31, 2023, primarily due to lower net renewal activity and fewer media purchases from clients during the year ended December 31, 2024.

Expenses

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$1,243	$2,651	$(1,408)	(53)%
Direct Operating Costs	23,134	40,399	(17,265)	(43)%
General and Administrative	25,210	35,324	(10,114)	(29)%
Impairment of Property and Equipment	–	134	(134)	100%
Impairment of Intangible Assets	–	4,413	(4,413)	(100)%
Impairment of Goodwill	–	33,534	(33,534)	(100)%
Total Expenses	$49,587	$116,455	$(66,868)	(57)%

The decrease in marketing and sales expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to cost saving efforts during the year ended December 31, 2024 and the recognition of marketing expenses related to stock issued for services of $1.2 million for our Shaq’s Garage series in the year ended December 31, 2023, which were not incurred during the current year period.

Direct Operating Costs during the year ended December 31, 2024 consisted primarily of salaries and related expenses for the animation production services employees of Wow and Frederator. Creator network channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of Direct Operating Costs. The decrease was primarily due to a $7.4 million reduction in Wow’s animation production services costs for the year ended December 31, 2024, as compared to the prior year. The decrease was mainly from a reduction in salary costs, net of tax credits, as a result of a reduction in headcount on a lower volume of service production projects in the current year, as compared to the year ended December 31, 2023. The decrease was also due to a reduction in film amortization expense recognized during the year ended December 31, 2024 of $7.3 million as compared to the year ended December 31, 2023 as a result of less film and television production and no impairment recognized during the current year. In addition, costs associated with Frederator’s creator network and licensing and royalties for the year ended December 31, 2024 decreased by $2.4 million compared to the prior year period. The decrease was mainly due to a reduction in payments to our creator network members and aligned with the decline in Frederator creator network revenue.

The $10.1 million decrease in general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was driven by a decrease of $2.0 million in stock-based compensation expense and a decrease of $1.2 million in depreciation and amortization mainly due to impairment related asset reductions in prior period. Additionally, we observed a reduction of $6.8 million in overhead costs primarily due to cost-saving initiatives.

During the year ended December 31, 2024, we performed an impairment assessment of our intangible assets including our definite-lived intangible assets and our indefinite-lived intangible assets. Based on the results of our impairment testing, we concluded that the carrying amounts of our intangible assets remained recoverable, and no impairment charge was required. During the year ended December 31, 2023, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets and our remaining goodwill for impairment. As a result, we recorded an impairment charge to our property and equipment of $0.1 million, our definite-lived intangible assets of $2.8 million, our indefinite-lived intangible assets of $1.7 million and our goodwill recorded within the Content Production and Distribution reporting unit of $33.5 million in our consolidated statement of operations.

Other Income (Expense), net

Components of Other Income (Expense), net are summarized as follows:

	Year Ended December 31,
	2024	2023
Interest Expense (a)	$(779)	$(3,126)

Warrant Expense (b)	–	(12,664)
Gain on Revaluation of Warrants (c)	63	10,373
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	(1,627)	2,314
Loss on transaction (e)	(985)	–
Realized Loss on Marketable Securities Investments (f)	(611)	(4,496)
Gain (Loss) on Foreign Exchange (g)	(2,138)	641
Interest Income (h)	168	622
Loss on Early Lease Termination (i)	–	(258)
Finance Lease Interest Expense (j)	(87)	(189)
Other (k)	2,008	978
Other Income (Expense), net	$(3,209)	$(2,679)

(a)	Interest Expense during the year ended December 31, 2024 primarily consisted of $0.1 million of interest incurred on the margin loan and $0.7 million of interest incurred on production facilities and bank indebtedness. Interest Expense during the year ended December 31, 2023 primarily consisted of $1.5 million of interest incurred on the margin loan and $1.5 million of interest incurred on production facilities and bank indebtedness.
(b)	During the year ended December 31, 2023 we recorded a warrants expense of $12.7 million related to the fair value of Exchange Warrants that were issued during the year ended December 31, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(c)	The Gain on Revaluation of Warrants recorded during the year ended December 31, 2024 is related to the remeasurement of 89,286 outstanding liability warrants expiring in March 2025 The Gain on Revaluation of Warrants during the year ended December 31, 2023 is primarily related to the changes in fair value of the Exchange Warrants of $10.4 million recorded prior to the warrants being reclassified to stockholder’s equity. The decrease in fair value was due to decreases in market price.
(d)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $1.6 million recorded in the year ended December 31, 2024, is a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(e)	The Company allocated the total December 2024 offering transaction proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, the Company recorded a non-cash loss of $1.0 million
(f)	The Realized Loss on Marketable Securities Investments of $0.6 million recorded in the year ended December 31, 2024, reflects the loss that will not be recovered from the investments due to selling securities and issuers’ prepayments of principals on certain mortgage-backed securities.
(g)	The Loss on Foreign Exchange during the year ended December 31, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $2.2 million due to the euro strengthening against the U.S. dollar as compared to year ended December 31, 2023 in which a gain of $0.5 million was recognized.
(h)	Interest Income during the year ended December 31, 2024 primarily consisted of interest income of $0.1 million, net of premium amortization expense, recorded for the investments in marketable securities. Interest Income during the year ended December 31, 2023 primarily consisted of interest income of $0.5 million, net of premium amortization expense, recorded for the investments in marketable securities.
(i)	The Loss on Early Lease Termination is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.2 million and the write-down of assets and liabilities resulting in an additional $0.1 million loss.
(j)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(k)	During the year ended December 31, 2024, we recorded $1.2 million in other income related to Employee Retention Tax Credit (“ERTC”) Receivable, $0.6 million late fees contract interest income and $0.1 million domain sale income. During the year ended December 31, 2023, we wrote-off a liability in the amount of $0.9 million that had legally expired during the fourth quarter of 2023 under the statute of limitations on debt collection, resulting in an increase in other income.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $8.4 million, which increased by $4.3 million as compared to December 31, 2023. The increase was primarily due to cash provided by investing activities of $10.0 million, the effect of exchange rate of $0.9 million, offset by cash used in operating activities of $3.5 million and cash used in financing activities of $3.1 million. The cash used in financing activities was primarily due to repayment of the production facilities and bank indebtedness $8.6 million, and payments on finance leases of $1.7 million, offset by the proceeds received from the securities purchase agreement of $7.5 million. The cash provided by investing activities was primarily due to sales and maturities of marketable securities of $10.0 million.

During the year ended December 31, 2024, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.

During the year ended December 31, 2024, we derived a significant amount of funds from the sale of our equity securities and loans. On April 23, 2024, we closed the April 2024 Offering selling 3,900,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses. On December 18, 2024, we closed the December 2024 Offering, raising aggregate gross proceeds of approximately $4,496,480 and issuing 4,375,000 shares of Common Stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of Common Stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of Common Stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of Common Stock.

As of December 31, 2024, we held available-for-sale marketable securities with a fair value of $2.0 million, a decrease of $9.9 million as compared to December 31, 2023 due to sales and maturities during the year ended December 31, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

As of December 31, 2024 and December 31, 2023, our margin loan balance was $0.9 million and $0.8 million, respectively. During the year ended December 31, 2024, we borrowed an additional $11.0 million from our investment margin account and repaid $10.9 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.46% and 0.98% on average margin loan balances of $1.02 million and $27.4 million as of December 31, 2024 and December 31, 2023, respectively. We incurred interest expense on the loan of $0.1 million and $1.5 million during the years ended December 31, 2024 and December 31, 2023, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our consolidated balance sheets.

In the second and third quarter of 2024, we were not in compliance with financial covenant calculations related to the revolving demand facility and equipment lease line. As a result of these financial covenant violations, we and the lender agreed to an early repayment of the equipment leases under the equipment lease line and the revolving demand facility in the fourth quarter of 2024. As of December 31, 2024, we are no longer subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that were repaid in full and terminated in the fourth quarter of 2024.

Over the next 12 months, the Company expects to use cash primarily to fund ongoing operations, content production, and strategic growth initiatives. Management believes that the future cash needs can be addressed through a combination of actions within its control, including cost reductions, optimization of working capital, and securing licensing and distribution advances. Other potential sources of liquidity that are outside of the Company's control include receipt of IRS Employee Retention Tax Credits, warrant redemptions, or proceeds from capital raises. Any of these will help improve the Company's liquidity position and depend on external factors such as IRS processing timelines, market conditions, and investor participation. Based on current cash balances and the ability to execute on planned initiatives, management believes it has sufficient liquidity to meet its obligations for at least the next 12 months.

Working Capital

As of December 31, 2024, we had current assets of $34.7 million, including cash of $7.9 million, restricted cash of $0.5 million and marketable securities of $2.0 million, and our current liabilities were $33.4 million. We had working capital of $1.2 million as of December 31, 2024 as compared to working capital of $10.0 million as of December 31, 2023. These balances exclude the related party note receivable of $1.4 million, which has been reclassified from current to noncurrent assets. The decrease of $8.8 million was due to a decrease of $21.0 million in current assets and a decrease of $12.2 million in current liabilities compared to prior year. A decrease in current assets is primarily driven by a decrease of $9.9 million in marketable securities investments, a decrease of $10.4 million in production tax credit receivable position, a decrease of $6.1 million in accounts receivable, offset by an increase in cash of $4.3 million and an increase of $1.3 million in other receivable related to ERTC A decrease in current liabilities is primarily driven by a decrease of $6.1 million in production facilities, a decrease by $4.9 million in accounts payable, a decrease of $2.9 million in bank indebtedness, partially offset by an increase of $2.9 million in deferred revenue.

Comparison of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023

Our total cash for the years ended December 31, 2024 and December 31, 2023 was $7.9 million and $4.1 million, respectively.

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Net Cash Used in Operating Activities	$(3,489)	$(16,092)	$12,603
Net Cash Provided by Investing Activities	10,012	73,858	(63,846)
Net Cash Used in Financing Activities	(3,131)	(60,802)	57,671
Effect of Exchange Rate Changes on Cash	898	(301)	1,199
Increase (Decrease) in Cash	$4,290	$(3,337)	$7,627

Change in Operating Activities

Items necessary to reconcile from net loss to cash used in operating activities included net noncash expenses of $9.9 million for the year ended December 31, 2024 as compared to net noncash expenses of $59.3 million for the year ended December 31, 2023. The majority of the decrease of $49.4 million was primarily due to the absence of prior impairment expenses of our long-lived assets, intangible assets and goodwill of $45.0 million recorded during the year ended December 31, 2023 and decrease of fair value of the warrant liability by $12.7 million compared to the prior year. In addition, the Company observed a decrease in realized loss on marketable securities by $3.9 million due to the lower sales of our marketable securities prior to their maturity date, a decrease in our stock-based compensation of $2.0 million due to the absence of accelerations in vesting that occurred in the prior year, a decrease in the amortization of Right-of-Use Assets of $1.0 million due to prior year impairments, a decrease of $1.2 million in marketing expenses paid by stock that only occurred in the prior year and a decrease of $0.9 million in write-offs of disputed accounts payable that also occurred only in the prior year. Additionally, the Company observed a decrease in the amortization of film and television costs of $0.4 million. The decrease is offset by an increase of $10.3 million related to revaluation of the warrants, an increase of $1.0 million related to loss on financing transaction, an increase of $1.0 million related to the deferred tax balance and an increase related to the change of $5.5 million in the total fair value of the equity investment in YFE which consist of market valuation and FX impact.

Items necessary to reconcile from net loss to cash provided by operating activities included operating asset and liability activities of $7.6 million in the year ended December 31, 2024 and $1.8 million as of December 31, 2023. The net decrease of $5.8 million in operating asset and liability activities to cash provided by operating activities was primarily due to a decrease of $6.0 million in operating assets activity. This was primarily due to an increase of $8.5 million in net receipts of outstanding accounts receivable due to completion of multiple projects, and an increase in net receipts tax credits during the current year of $1.1 million related to completed projects, partially offset by a decrease in prepaids balance of $0.5 million, a decrease of $1.2 million representing the outstanding balance of the ERTC receivable as of December 31, 2024, and a reduction in other receivables of $1.1 million. A increase in operating liabilities activity was $0.3 million, primarily due to a decrease in accounts payable of $10.2 million, offset by an increase of $9.0 million in deferred revenue, representing cash received in advance for projects not yet recognized.

Change in Investing Activities

The decrease of $63.8 million in cash provided by investing activities to $10.0 million at December 31, 2024 from cash provided by investing of $73.8 million at December 31, 2023 was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $62.6 million during the year ended December 31, 2024.

Change in Financing Activities

The decrease in cash used in financing activities of $57.7 million was primarily due to a decrease in repayments of our margin loan and production facilities of $73.2 million, and increase in proceeds from securities purchase agreement of $7.5 million; partially offset by less proceeds drawn from the margin loan and production facilities of $14.2 million, an absence of warrant exchange proceeds of $5.3 million received in prior year, and an increase in repayments of bank indebtedness for $3.9 million.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $27.1 million as of December 31, 2024, of which about $18.9 million could be owed within one year. Included in the amount that could be due within one year is the margin loan current balance of $0.9 million and production facilities of $9.3 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of December 31, 2024, we had $0.3 million in commitments for capital expenditures, related to equipment leases.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management. We also have other significant accounting policies that are relevant to understanding our results. For additional information about these policies, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We classify the majority of the tax credits receivable as current based on their normal operating cycle. Government assistance, in the form of refundable tax credits, is relied upon as a key component of production financing. These amounts are claimed from the CRA through the submission of income tax returns and can take up to 18 to 24 months from the date of the first tax credit dollar being earned to being received. As this financing is fundamental to our ability to produce animated productions and generate revenue in the normal course of business, the normal operating cycle for such assets is considered to be a 12-to-24-month period, or the time it takes for the CRA to assess and refund the tax credits earned.

As of December 31, 2024 and December 31, 2023, $12.7 million and $20.7 million in tax credit receivables related to Wow’s film and television productions were recorded, net of $0.6 million and $0.5 million, respectively, recorded as an allowance for credit loss. As of December 31, 2024, $2.4 million, in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset. The Company did not have any non-current tax credits receivable as of December 31, 2023.

Employee Retention Tax Credit (ERTC)

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended the availability of the ERTC. The Company accounted for the ERTC as a gain contingency in accordance with ASC 450-30 - Gain Contingencies. Under this standard, the ERTC was recognized only after the contingency was resolved and deemed realizable.

During the year ended December 31, 2024, we recognized an ERTC benefit totaling $1.2 million. This amount is included in Other Income (Expense) in the consolidated statements of operations. As of December 31, 2024 we had not received any refunds related to the ERTC and we had an outstanding receivable of $1.2 million which is recorded in other current assets in the consolidated balance sheet. Subsequent to December 31, 2024 we received $0.2 million of ERTC refunds from the IRS, updating the outstanding receivable to $1.0 million. The Company did not record any ERTC benefits in the year ended December 31, 2023.

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

Intangible Assets

Intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset. The useful lives of intangible assets are reviewed periodically to determine whether adjustments are necessary based on changes in business conditions.

Our accounting for intangible assets involves significant estimates and assumptions regarding their useful lives, recoverability, and potential impairment. Indefinite-lived intangible assets are assessed for impairment annually or when a triggering event suggests their fair value may have fallen below their carrying amount. Impairment analysis of indefinite-lived intangible assets is evaluated using the relief-from-royalty method under the income approach, incorporating estimated future revenues attributable to the asset, assumed growth and royalty rates, based on comparable industry data, and an appropriate discount rate, reflecting risk-adjusted returns. Definite-lived intangible assets are reviewed for impairment when triggering events occur, using an entity-specific recoverability test based on undiscounted cash flows. If recoverability is not met, a fair value analysis is performed.

Impairment testing is sensitive to assumptions regarding projected revenue growth rates, royalty rate assumptions and discount rates. Significant uncertainties affecting impairment analysis include declines in revenue due to market shifts or content performance, changes in industry conditions, including streaming and network distribution models, economic downturns, which could increase discount rates and impact future cash flows and regulatory or legal changes, affecting brand valuation or content monetization. Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods. Specifically, results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions. An impairment loss could have a material and adverse impact on the Company's consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows. Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

Debt

We measure issued debt at amortized cost, net of any debt premiums, discounts, and debt issuance costs. These amounts are amortized over the life of the debt using the effective interest rate method, ensuring that interest expense reflects the underlying borrowing costs. In cases where the straight-line method results in an immaterial difference compared to the effective interest rate method, we may apply the straight-line method.

Equity-Linked Instruments

We analyze freestanding equity-linked instruments including warrants to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to our own stock. If the instrument is not considered indexed to our stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to our stock, we analyze additional equity classification requirements per ASC 815-40, Contracts in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of our equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

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

We have identified the following material and distinct performance obligations:

•	Providing animation production services

•	Licensing rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality)

•	Licensing rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content)

•	Providing media and advertising services to clients

•	Fixed and variable fee advertising and subscription-based revenue generated from the Kartoon Studios Kartoon Channel!, the Frederator owned and operated YouTube channels and revenues generated from the operation of its creator network, Channel Frederator Network, on YouTube

•	Options to renew or extend a contract at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)

•	Options on future seasons of content at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)

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

Upon the acquisition of Wow, we generate advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its creator network, Channel Frederator Network, on YouTube. Revenue is recognized when services are provided in accordance with our agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables are usually collectable within 30 days.

Licensing and Royalties

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

Media Advisory and Advertising Services

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

Income Taxes

Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible sources of realization of deferred tax assets and record a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. The calculation of deferred tax liabilities is sensitive to changes in enacted tax rates and the timing of temporary difference reversals. We regularly review our deferred tax liabilities to reflect new tax legislation that alters future tax rates and expectations regarding the reversal of taxable temporary differences. A key risk that could impact our deferred tax liabilities includes legislative changes that increase or decrease future tax rates. Given the complexity and evolving nature of tax regulations, changes in assumptions or tax laws could materially impact our deferred tax liabilities and future income tax expense.

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

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. We use the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM option pricing model (Level 2) with standard valuation inputs. Refer to Note 16 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 2). Refer to Note 4 of consolidated the financial statements included elsewhere in this Annual Report on Form 10-K for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).

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

The consolidated financial statements and accompanying notes listed in Part IV, Item 15 of this Annual Report on Form 10-K are included immediately following Part IV hereof and incorporated by reference herein.

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

Mazars was appointed on October 25, 2023 and has not issued any reports on our financial statements for the past two fiscal years. Accordingly, Mazars did not issue any reports during such time that contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, for the period from October 25, 2023 through January 24, 2024, there were no disagreements between ourselves and Mazars on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Mazars’s satisfaction, would have caused Mazars to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such periods.

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

During our two prior fiscal years ended December 31, 2023 and 2022, and the subsequent interim period from January 1, 2024 to January 28, 2024, neither ourselves nor anyone on its behalf consulted Withum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that Withum concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, were ineffective, due to a material weakness related to Information Technology General Control area.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2024, based on those criteria, our internal controls over financial reporting are ineffective, due to a material weakness related to Information Technology General Control area.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal controls over financial reporting included a process deficiency which is observed in many small companies with a small number of accounting and financial reporting staff:

•	Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes

Our management believes the financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

As disclosed in our 2023 Annual Report for the year ended December 31, 2023, based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f), promulgated under the Exchange Act were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting.

Specifically, these weaknesses were identified in the following areas:

•	Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes;

•	Lack of specialized experts related to income tax areas; and

•	Inappropriate application of accounting standards related to warrant modifications.

In response to the identified material weaknesses, management has taken comprehensive actions to strengthen its internal controls and has been and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. Our plans for remediation included, but were not limited to, the efforts summarized below, which have been implemented:

•	Enhanced procedures for formal documented review and approval of journal entries;

•	Reorganized the accounting team members to ensure proper segregation of duties;

•	Implemented core financial reporting and financial close software systems;

•	Performed risk assessment procedures and improved the documentation of internal processes and controls;

•	Improved review and documentation over complex financial transactions;

•	Implemented additional procedures over assessment of cybersecurity and information technology general controls;

•	Increase the extent of oversight and verification checks included in operation of user access controls and processes; and

•	Continue to enhance review over financial reporting, financial operations, internal controls including segregation of duties; as well as improve tax analysis and fair value estimates.

The Company remains committed to improving internal controls and ongoing enhancements to our financial reporting processes.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and serves as the foundation for all other components of internal control. Accordingly, we have taken significant steps to enhance our internal control over financial reporting and remediate previously identified material weaknesses.

As of December 31, 2024, we have successfully remediated the material weakness related to the income tax area through the engagement of third party tax expertise, implementing formalized controls and documentation processes over income tax accounting and reporting. In addition, the material weakness related to the accounting for complex and non-routine transactions has been remediated through the enhanced technical review procedures and the involvement of external advisors for significant transactions. Other remediation efforts, that have been implemented include controls over segregation of duties (with the ITGC exception noted below) through the use of dedicated systems for period close, accounts payable and reporting and quarterly review procedures.

As of December 31, 2024 a material weakness related to our information technology general controls (ITGC) remains. However, the management has discussed this matter and developed a remediation plan including transitioning some of the administrative responsibilities to a third-party service provider. Given, that the plan has not yet been fully implemented, the control remains ineffective as of December 31, 2024.

Beginning in the second quarter of 2024 and through the remainder of the 2024 fiscal year, all but one of our previously identified material weaknesses were remediated, with the exception of the ITGC matter noted above. We remain committed to completing the final phase of our remediation plan and strengthening our overall control environment.

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

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our Proxy Statement.

Item 11.	Executive Officer and Director Compensation

Information required by this item is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Current Principal Accountant Fees and Services

WithumSmith+Brown, PC (“Withum”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2024 and has served as our independent registered public accounting firm since January 29, 2024.

The following table sets forth fees billed to us by Withum for the years ended December 31, 2024 and 2023 for services rendered for the audit of our annual financial statements, the review of our quarterly financial statements and services rendered in connection with the filing of registration statements:

	2024	2023
Audit Fees	$590,476	$410,072
Audit-Related Fees	14,300	–
Tax Fees	–	–
Other Fees	–
Total Fees	$604,776	$410,072

Former Principal Accountants Fees and Services

Baker Tilly US, LLP (“Baker Tilly”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2022 and until October 23, 2023. The following table sets forth fees billed to us by Baker Tilly for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2024	2023
Audit Fees	$–	$581,839
Audit-Related Fees	43,200	75,095
Tax Fees	150,551	205,474
Other Fees	195,000	–
Total Fees	$388,751	$862,408

Mazars USA LLP (“Mazars”) served as our independent registered public accounting firm from October 23, 2023 until January 24, 2024. The following table sets forth fees billed to us by Mazars for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2024	2023
Audit Fees	$–	$70,720
Audit-Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$–	$70,720

Pre-Approval Policies and Procedures

We obtain an engagement letter for all audit and tax services. The Audit Committee pre-approves the services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services, as follows:

•	Audit services include professional services rendered by the principal accountant for the audit of the annual and review of the quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
•	Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
•	Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
•	Other Fees are those associated with services provided by the principal accountant not captured in the other categories. Examples include comfort letters, circle-ups, and related document reviews for company capital raise initiatives.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data”.

Index to Consolidated Financial Statements is located herein immediately following the signature page of this Annual Report on Form 10-K.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

2.1	Arrangement Agreement dated as of October 26, 2021 among the Company, 1326919 B.C. LTD. and Wow Unlimited Media Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2021)
2.2	Agreement and Plan of Merger dated June 21, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023)
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
4.2	Form of Waiver Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2019)
4.3*	Description of Capital Stock
4.4	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019)

4.5	Form of Reload Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019)
4.6	Form of New Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)
4.7	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023)
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
4.10	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
4.11	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
4.12	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.1†	Form of Stock Option Grant Notice Pursuant to the Company's 2020 Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.2†	Form of Restricted Stock Unit Agreement Pursuant to the Company's 2020 Incentive Plan (Incorporated by reference to Exhibit 10.4 the Company's Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.3†	2015 Incentive Plan of the Company, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.4	Subscription Agreement dated January 17, 2017 between the Company and Sony DADC USA, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.5	Registration Rights Agreement dated August 17, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018)
10.6†	Kartoon Studios Inc 2020 Incentive Plan amended and restated March 21, 2024 (Incorporated by reference to Exhibit 99.1 the Company’s Form S-8 filed with the SEC on June 11, 2024)
10.7†	Amended and Restated Employment Agreement between the Company and Michael Jaffa, dated November 7, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.8†	Amended and Restated Employment Agreement between the Company and Andrew Heyward, dated December 7, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.9†	Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated February 22, 2021 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.10†	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated June 23, 2021 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.11†	Amendment No. 3 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated November 22, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.12	Share Purchase Agreement, dated of December 1, 2021, by and the Company and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.13	Shareholder Agreement, dated as of December 1, 2021 among the Company and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.14†	Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated December 16, 2021 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.15†	Amendment No. 4 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated August 25, 2022 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.16†	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated January 8, 2023 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.17†	Amendment No. 5 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated February 27, 2023 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.18	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
10.19	Termination of Lease Agreement, dated July 26, 2023 by and between Lyndhurst Investments, LLC. and Beacon Media Group (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on August 14, 2023)
10.20†	Employment Agreement dated as of September 15, 2023, by and between the Company and Brian Parisi, effective as of September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2023)
10.21†	Amendment No. 3 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated November 13, 2023 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 9, 2024)
10.22	Securities Purchase Agreement, dated April 18, 2024, by and between Kartoon Studios, Inc. and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024)
10.23	Placement Agent Agreement, dated as of April 18, 2024, by and between Kartoon Studios, Inc. and EF Hutton LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2024)
10.24	Placement Agency Agreement, dated December 16, 2024, by and between Kartoon Studios, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.26	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2025)
10.27†*	Amendment No. 4 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa, dated November 6, 2024
10.28†*	Amendment No. 1 to the Amended and Restated 2020 Incentive Plan, effective December 12, 2024
16.1	Letter from Baker Tilly US, LLP, dated October 27, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 27, 2023)
16.2	Letter from Mazars USA LLP, dated January 30, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 30, 2024)
19.1*	Kartoon Studios, Inc. Insider Trading Policy
21.1*	List of Subsidiaries of the Company
23.1*	Consent of WithumSmith+Brown, PC
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
97.1	Kartoon Studios, Inc. Clawback Policy, effective December 1, 2023(incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 9, 2024)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

March 31, 2025	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

March 31, 2025		/s/ Brian Parisi
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

/s/ Andy Heyward	March 31, 2025
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

/s/ Brian Parisi	March 31, 2025
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Henry Sicignano III	March 31, 2025
Henry Sicignano III
Director

/s/ Joseph “Gray” Davis	March 31, 2025
Joseph “Gray” Davis
Director

/s/ Lynne Segall	March 31, 2025
Lynne Segall
Director

/s/ Anthony Thomopoulos	March 31, 2025
Anthony Thomopoulos
Director

/s/ Margaret Loesch	March 31, 2025
Margaret Loesch
Director

/s/ Dr. Cynthia Turner-Graham	March 31, 2025
Dr. Cynthia Turner-Graham
Director

KARTOON STUDIOS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kartoon Studios, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kartoon Studios, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accounting for Complex Equity Transactions

Description:

As disclosed in Note 13 to the consolidated financial statements, in April 2024, the Company closed a registered direct offering of the sale of 3,900,000 shares of common stock and pre-funded warrants to purchase up to 100,000 shares of common stock, at $1.00 per share of common stock and $0.99 per pre-funded warrant. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by the Company in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrant agreements. Following an analysis under applicable accounting guidance, the Company determined that the pre-funded warrants met the criteria for equity classification.

In December 2024, the Company closed an offering for 4,375,000 shares of common stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The purchase price per share of common stock, together with accompanying Series A and Series B warrants, was $0.57, while the purchase price per pre-funded warrant was $0.569. The Company issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, the Company determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities. The liability-classified warrants were subsequently measured at fair value, with changes recognized in earnings.

The accounting for the transactions required an assessment of the particular features of the warrants, and the impact of those features on the accounting and classifications of the warrants. The complexities and significant estimates required a high degree of auditor judgement and an increased extent of audit effort.

Response:

Our audit procedures related to management’s judgements of the accounting treatment for the warrants and classification, as well as the determination of fair value of the transactions. Our audit procedures included, among others, inspecting the agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting authoritative guidance. Our audit procedures also included utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by evaluating the underlying terms of the agreements and assessing the appropriateness of management’s application of the authoritative accounting guidance. We evaluated the methodologies and assumptions used to estimate the fair value of the warrants on the date of grant as well as of December 31, 2024. In addition, we evaluated the Company’s footnote disclosures in relation to the warrants.

Impairment of Intangible Assets

Description:

As disclosed in Note 9 to the financial statements, as of December 31, 2024, the Company had $19.7 million of intangible assets, net. The Company completes the annual intangible asset impairment tests at the end of each fiscal year. Intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. Subjective auditor judgment was required to evaluate certain key assumptions used determine the fair value of the reporting units and the intangible assets. For the reporting units, the key assumptions included the discount rates used in the present value calculations and forecasted revenue growth rates and operational cost trends. For the intangible assets, the key assumptions included the discount rates used in the present value calculations and the forecasted revenue growth rate and operational cost trends. Changes to these key assumptions could have had a substantial impact on the fair value of the reporting units and intangible asset and the amount of the impairment charges. Additionally, the audit effort associated with the estimates required specialized valuation skills and knowledge.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

Whippany, New Jersey

March 31, 2025

PCAOB ID Number: 100

Kartoon Studios, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	As of December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$7,879	$3,594
Restricted Cash	506	501
Investments in Marketable Securities (amortized cost of $2,116 and $12,838, respectively)	2,029	11,950
Accounts Receivable (net of allowance of $239 and $189, respectively)	11,982	18,072
Tax Credits Receivable (net of allowance of $187 and $527, respectively)	10,295	20,714
Other Receivable	1,367	103
Prepaid Expenses and Other Assets	606	740
Total Current Assets	34,664	55,674

Noncurrent Assets:
Property and Equipment, net	2,053	1,877
Operating Lease Right-of-Use Assets, net	5,847	7,076
Finance Lease Right-of-Use Assets, net	278	1,867
Notes and Accounts Receivable from Related Party	1,352	1,435
Film and Television Costs, net	2,621	1,295
Tax Credits Receivable (net of allowance of $421 and $0, respectively)	2,384	–
Investment in Your Family Entertainment AG	16,429	19,094
Intangible Assets, net	19,722	22,993
Other Assets	117	125
Total Assets	$85,467	$111,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$11,954	$16,864
Participations Payable	1,427	1,915
Accrued Expenses	405	691
Accrued Salaries and Wages	1,213	1,926
Deferred Revenue	5,997	3,127
Margin Loan	900	782
Production Facilities, net	9,220	15,336
Bank Indebtedness	–	2,905
Current Portion of Operating Lease Liabilities	1,002	908
Current Portion of Finance Lease Liabilities	249	1,120
Warrant Liability	–	63
Due to Related Party	8	3
Other Current Liabilities	1,065	–
Total Current Liabilities	33,440	45,640

Noncurrent Liabilities:
Deferred Revenue	3,371	3,458
Operating Lease Liabilities, Net Current Portion	5,359	6,736
Finance Lease Liabilities, Net Current Portion	54	928
Deferred Tax Liability, net	1,301	1,399
Warrant Liability	5,477	–
Other Noncurrent Liabilities	5	14
Total Liabilities	49,007	58,175

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	–	–
Series B Preferred Stock, $0.001 par value, 0 and 1 share authorized, 0 and 1 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	–	–
Common Stock, $0.001 par value, 190,000,000 shares authorized; 46,285,078 and 35,323,217 shares issued and 46,209,081 and 35,247,744 outstanding as of December 31, 2024 and December 31, 2023, respectively	45	352
Additional Paid-in Capital	777,930	773,986
Treasury Stock at Cost, 75,997 and 75,473 shares of common stock as of December 31, 2024 and December 31, 2023, respectively	(340)	(339)
Accumulated Deficit	(739,285)	(718,546)
Accumulated Other Comprehensive Loss	(3,379)	(3,883)
Total Kartoon Studios, Inc. Stockholders’ Equity	34,971	51,570
Non-Controlling Interests in Consolidated Subsidiaries	1,489	1,691
Total Stockholders’ Equity	36,460	53,261

Total Liabilities and Stockholders’ Equity	$85,467	$111,436

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Production Services	$17,850	$26,799
Content Distribution	9,607	11,698
Licensing and Royalties	298	649
Media Advisory and Advertising Services	4,836	4,939
Total Revenues	32,591	44,085

Operating Expenses:
Marketing and Sales	1,243	2,651
Direct Operating Costs	23,134	40,399
General and Administrative	25,210	35,324
Impairment of Property and Equipment	–	134
Impairment of Intangible Assets	–	4,413
Impairment of Goodwill	–	33,534
Total Operating Expenses	49,587	116,455

Loss from Operations	(16,996)	(72,370)

Interest Expense	(779)	(3,126)
Other Expense	(3,209)	(2,679)

Loss Before Income Tax Benefit	(20,984)	(78,175)

Income Tax Benefit	43	973

Net Loss	(20,941)	(77,202)

Net Loss Attributable to Non-Controlling Interests	202	99

Net Loss Attributable to Kartoon Studios, Inc.	$(20,739)	$(77,103)

Net Loss per Share - Basic	$(0.54)	$(2.29)
Net Loss per Share - Diluted	$(0.54)	$(2.29)

Weighted Average Shares Outstanding - Basic	38,413,131	33,672,305
Weighted Average Shares Outstanding - Diluted	38,413,131	33,672,305

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net Loss	$(20,941)	$(77,202)
Change in Accumulated Other Comprehensive Loss:
Change in Unrealized Gain on Marketable Securities	190	1,231
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	612	4,496
Foreign Currency Translation Adjustments	(298)	315
Total Change in Accumulated Other Comprehensive Loss	504	6,042
Total Comprehensive Net Loss	$(20,437)	$(71,160)
Net Loss Attributable to Non-Controlling Interests	202	99
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(20,235)	$(71,061)

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total

Balance, December 31, 2022	31,918,552	$319	1	$–	$762,418	42,633	$(290)	$(641,443)	$(9,925)	$1,790	$112,869

Issuance of Common Stock for Services	481,850	–	–	–	1,105	–	–	–	–	–	1,105
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	418,648	31	–	–	(32)	32,840	(49)	–	–	–	(50)
Fractional Shares Issued Upon Reverse Stock Split	117,144	–	–	–	–			–	–	–	–
Proceeds From Warrant Exchange, net	2,311,550	2	–	–	4,854	–	–	–	–	–	4,856
Reclassification of Warrant Liability to Equity	–	–	–	–	2,969	–	–	–	–	–	2,969
Share Based Compensation	–	–	–	–	2,671	–	–	–	–	–	2,671
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	1	–	–	–	5,727	–	5,728
Currency Translation Adjustment	–	–	–	–	–	–	–	–	315	–	315
Distributions to Non-Controlling Interest	–	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(77,103)	–	(99)	(77,202)
Balance, December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	362,568	–	–	–	306	–	–	–	–	–	306
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	166,033	–	–	–	–	524	(1)	–	–	–	(1)
Stock Options Granted to Consultants	–	–	–	–	30	–	–	–	–	–	30
Reclassification Related to Reverse Stock Split	–	(317)	–	–	317	–	–	–	–	–	–
Proceeds from Securities Purchase Agreement, Net	8,375,000	8	–	–	3,014	–	–	–	–	–	3,022
Placement Agent Fee Paid in Cash	–	–	–	–	(390)	–	–	–	–	–	(390)
Warrant Exercise	2,057,736	2	–	–	–	–	–	–	–	–	2
Film Financing From External Investor	–	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	667	–	–	–	–	–	667
Share cancellation	–	–	(1)	–	–	–	–	–	–	–	–
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	802	–	802
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(298)	–	(298)
Net Loss	–	–	–	–	–	–	–	(20,739)	–	(202)	(20,941)
Balance, December 31, 2024	46,209,081	$46	–	$–	$777,930	75,997	$(340)	$(739,285)	$(3,379)	$1,489	$36,460

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(20,941)	$(77,202)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	231	625
Depreciation and Amortization of Property, Equipment and Intangible Assets	2,408	2,549
Amortization of Right-of-Use Asset	1,737	2,782
Amortization of Premium on Marketable Securities	67	391
Share Based Compensation Expense	667	2,671
Impairment of Film and Television Costs	–	6,911
Impairment of Intangible Assets	–	4,413
Impairment of Goodwill	–	33,534
Unrealized Loss on Foreign Currency for Goodwill	–	287
Impairment of Property and Equipment	–	134
Loss on Early Lease Termination	–	258
Fair Value Of Issued Warrants	–	12,664
Deferred Income Taxes	7	(973)
Marketing Expenses in Exchange for Stock	–	1,195
Loss (Gain) on Revaluation of Equity Investments in Your Family Entertainment AG	1,627	(2,314)
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	1,038	(533)
Gain on Warrant Revaluation	(63)	(10,373)
Loss on Transaction	985	–
Realized Loss on Marketable Securities	611	4,496
Write-off of Disputed Trade Payable	–	(925)
Stock Issued for Services	306	1,105
Stock Options Issued for Services	30	–
Credit Loss Expense	232	401
Other Non-Cash Items	–	(2)

Decrease (Increase) in Operating Assets:
Accounts Receivable, net	5,912	(2,572)
Other Receivable	(36)	1,066
Tax Credits Earned (less capitalized)	(9,071)	(14,806)
Tax Credits Received, net	15,979	20,621
Employee Retention Tax Credit Receivable	(1,232)	–
Film and Television Costs, net	(1,731)	(1,037)
Prepaid Expenses and Other Assets	118	622

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(4,897)	5,346
Accrued Salaries and Wages	(627)	(592)
Accrued Expenses	(280)	(277)
Accrued Production Costs	1,679	1,092
Participations Payable	(449)	(1,067)
Deferred Revenue	3,106	(5,937)
Lease Liability	(788)	(622)
Due to Related Party	(1)	(4)
Other Liabilities	(113)	(19)
Net Cash Used in Operating Activities	$(3,489)	$(16,092)

Cash Flows from Investing Activities:
Repayments from Related Party for Note Receivables	83	1,333
Proceeds from Principal Collections on Marketable Securities	–	460
Proceeds from Sales and Maturities of Marketable Securities	10,046	72,137
Purchase of Property and Equipment	(117)	(72)
Net Cash Provided by Investing Activities	$10,012	73,858

Cash Flows from Financing Activities:
Proceeds from Margin Loan	11,021	21,160
Repayments of Margin Loan	(10,901)	(81,169)
Proceeds from Production Facilities	8,852	12,932
Repayment of Production Facilities	(14,756)	(17,667)
(Repayments of )/Proceeds from Bank Indebtedness, net	(2,810)	1,122
Proceeds from Warrant Exchange, net	–	5,299
Principal Payments on Finance Lease Obligations	(1,661)	(2,162)
Debt Issuance Costs	(2)	(18)
Film Financing from External Investors	–	–
Placement Agent Fee Paid in Cash	(390)	–
Proceeds from Securities Purchase Agreement, net	7,515	–
Shares Withheld for Taxes on Vested Restricted Shares	(1)	(49)
Proceeds from Warrant Exercise	2	–
Payment for Warrant Put Option Exercise	–	(250)
Net Cash Used in Financing Activities	$(3,131)	(60,802)

Effect of Exchange Rate Changes on Cash	898	(301)

Net Increase (Decrease) in Cash and Restricted Cash	4,290	(3,337)
Beginning Cash and Restricted Cash	4,095	7,432
Ending Cash and Restricted Cash	$8,385	$4,095

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$129	$1,822
Cash Paid for Taxes	$–	$64

Non-Cash Operating Activities
Reduction in Leased Asset Due to Modified Lease Liability	$–	$219

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$–	$1,432
Warrants Issued for Services	$–	$443
Warrant Modification	$–	$3,510

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

Note 1: Organization and Business

Organization and Nature of Business

Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.) (the “Company” or “we,” “us” or “our”) is a global content and brand management company that creates, produces, licenses, and broadcasts educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television, and license properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids, and Samsung and LG smart TVs. The Company’s in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC! Pop Quiz and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.

The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including, but not limited to, Netflix, Paramount+, Max, Nickelodeon, and satellite, cable and terrestrial broadcasters around the world.

Through our investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), we have gained access to a leading producer and distributor of high-quality children’s and family programming. YFE owns and operates one of Europe’s largest channel-independent libraries of around 150 titles and 3,500 half-hour episodes.

Through the ownership of Wow, the Company established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused creator network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.

The Company has rights to certain select valuable IP, through our ownership of a controlling interest in Stan Lee Universe, LLC (“SLU”), an entity we control and through which we control the name, likeness, signature, and all consumer product and IP rights to Stan Lee (the “Stan Lee Assets”).

The Company also owns The Beacon Media Group, LLC (“Beacon Media”) and The Beacon Communications Group, Ltd. (“Beacon Communications”) (collectively, “Beacon”), a leading North American media and marketing agency, celebrated for its innovative, tailored strategies and unmatched expertise in reaching kids, parents, and families with precision and impact. Beacon represents over 20 kids and family clients, including Bandai Namco, Moose Toys, Bazooka Brands, Goliath Games, Playmates Toys, Cepia LLC, and Zebra Pens.

In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which operates a premier subscription-based streaming service specializing in younger children’s entertainment. As a cornerstone of our subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms. We believe, that Ameba significantly enhances our digital footprint and revenue streams.

On June 23, 2023, the Company was renamed Kartoon Studios, Inc. On June 26, 2023, the Company transferred its listing to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, the Company voluntarily delisted from the Nasdaq Capital Market (“Nasdaq”). The Company’s common stock began trading on NYSE American under the new symbol “TOON” on June 26, 2023.

Recent Transactions

April 2024 Offering

On April 23, 2024, pursuant to the terms of a securities purchase agreement, dated April 18, 2024 (the “SPA”), we closed a registered direct offering of the sale of 3,900,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the "Investor"), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by us in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrants.

“Winnie-the-Pooh” Project Financing

On June 21, 2024, we announced the launch of “Winnie-the-Pooh” on the Kartoon Channel through a $30.0 million joint venture (the “JV”) with Catalyst Venture Partners (“Catalyst”). The binding term sheet governing the JV stipulates after Catalyst recoups its investment with 10% premium, the ownership and profit split between the partners is 60% to Kartoon Studios and 40% to Catalyst Venture Partners. “Winnie-the-Pooh” is based on the designs and stories of one of the most successful brands of all time, A.A. Milne’s “Winnie-the-Pooh,” a property that has generated over $80 billion in sales over the last four decades and is estimated to currently generate $3-$6 billion per year. Catalyst has agreed to provide the full amount of the production financing with the plan to include an animated holiday movie, 5 holiday specials and 4 seasons of episodic series.

December 2024 Offering

On December 18, 2024, we closed an offering (the “December 2024 Offering”) for aggregate gross proceeds of approximately $4,496,480 from one institutional investor and issued to such investor 4,375,000 shares of common stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The purchase price per share of common stock, together with accompanying Series A and Series B warrants, was $0.57, while the purchase price per pre-funded warrant was $0.569. We incurred a placement agent fee of approximately $389,754 and issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, we determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities due to settlement provisions requiring shareholder approval. The liability-classified warrants will be subsequently measured at fair value, with changes recognized in earnings. In accordance with applicable accounting standards, we allocated the total proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, we recorded a non-cash loss of $1.0 million. Executing the transaction was driven by several strategic considerations. The capital injection strengthened our liquidity position, supporting project development and ongoing operations. Additionally, while the warrants resulted in a non-cash accounting loss due to their fair value measurement, they did not impact our cash flows. Furthermore, our management believes, that the offering was beneficial from a market visibility perspective.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash of $8.4 million which increased by $4.3 million as compared to December 31, 2023. The increase was primarily due to cash provided by investing activities of $10.0 million offset by cash used by operating activities of $3.5 million and cash used in financing activities of $3.1 million. The cash provided by investing activities was primarily due to sales of marketable securities of $10 million. The cash used in financing activities was primarily due to repayments of the production facilities, finance lease obligations, and bank indebtedness including margin loan, net of proceeds from each, resulting in net cash used of $8.6 million, offset by net proceeds from the Offering of $7.5 million and margin loan of $0.1 million.

As of December 31, 2024, the Company held available-for-sale marketable securities with a fair value of $2.03 million, a decrease of $9.92 million as compared to December 31, 2023 due to sales and maturities during the year ended December 31, 2024. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

As of December 31, 2024 and December 31, 2023, the Company’s margin loan balance was $0.9 million and $0.8 million, respectively. During the year ended December 31, 2024, the Company borrowed an additional $11.0 million from its investment margin account and repaid $10.9 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.46% and 0.98%, respectively, on average margin loan balances of $1 million and $27.4 million as of December 31, 2024 and December 31, 2023, respectively.

During the years ended December 31, 2024 and December 31, 2023, the Company incurred interest expense on the margin loan of $0.1 million and $1.5 million, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s consolidated balance sheets.

In the second and third quarter of 2024, the Company was not in compliance with financial covenant calculations. As a result of these financial covenant violations, the Company and the lender agreed to an early repayment of the equipment leases under the equipment lease line and the revolving demand facility in the fourth quarter of 2024. As of December 31, 2024, the Company is no longer subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that were repaid in full and terminated in the fourth quarter of 2024.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Reclassifications

Prior period restricted cash amount included within the balance sheet statement has been reclassified or presented to conform with the current period presentation. The amounts of restricted cash were presented as current assets, as the related contractual restrictions are expected to expire within one year. The reclassifications and changes in presentation had no impact on the Company's net loss or balance sheet.

Segments

The Company determines its operating segments on the same basis as it assesses performance and makes operating decisions. The Company principally operates in two distinct business segments: the Content Production and Distribution Segment, which produces and distributes children’s content, and the Media Advisory and Advertising Services Segment, which provides media and advertising services. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company has identified its Chief Executive Officer as the CODM. The segments are organized around the products and services provided to customers and represent the Company’s reportable segments.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in our consolidated financial statements, include, but are not limited to: content inventory; income taxes; initial valuation and subsequent impairment testing of intangible assets; fair value of financial instruments; share-based payment arrangements; and commitments and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

Foreign Currency

The Company considers the USD to be its functional currency for its United States and certain Canadian based operations. The CAD is the functional currency of Wow, a wholly-owned subsidiary of the Company. Accordingly, the financial information is translated from CAD to USD for inclusion in the Company’s consolidated financial statements. Revenue and expenses are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of Accumulated Other Comprehensive Loss, net in stockholders’ equity.

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

As of December 31, 2024, the gross amounts of foreign currency (“FX”) forward contracts in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.6 million recorded within Other Current Liabilities on the consolidated balance sheets. As of December 31, 2023, the FX contracts were fully settled and netted to zero on the Company’s consolidated balance sheets.

For the years ended December 31, 2024 and 2023, the Company recorded a realized loss of $0.2 million and $0.1 million, respectively, on FX forward contracts within Production Services Revenue on the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2024 and December 31, 2023, the Company had cash of $8.4 million and $4.1 million, respectively, that at times could exceed Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. The availability of certain short-term lines of credit is dependent on the Company maintaining compensating balances. The compensating balances are not legally restricted and may be withdrawn, therefore the Company classifies them as cash on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the total compensating balance maintained was $0.5 million and $1.1 million, respectively. The Company did not have any cash equivalents as of the periods presented. As of December 31, 2024 and December 31, 2023 the Company held $0.5 million in restricted cash. This balance primarily represents collateral pledged in connection with one of the subsidiary’s corporate American Express program. As of December 31, 2024, the Company has no cash minimum requirements.

Trade Accounts Receivable and Allowance for Credit Loss

Accounts receivables are presented on the consolidated balance sheets, net of estimated credit losses. The carrying amounts of trade accounts receivable and unbilled accounts receivable represent the maximum credit risk exposure of these assets. On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts does not appear probable. As of December 31, 2024 and December 31, 2023, the Company recorded an allowance for credit loss of $239,439 and $189,245, respectively.

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

The Company classifies majority of the tax credits receivable as current based on their normal operating cycle. Government assistance, in the form of refundable tax credits, is relied upon as a key component of production financing. These amounts are claimed from the CRA through the submission of income tax returns and can take up to 18 to 24 months from the date of the first tax credit dollar being earned to being received. As this financing is fundamental to the Company’s ability to produce animated productions and generate revenue in the normal course of business, the normal operating cycle for such assets is considered to be a 12 to 24-month period, or the time it takes for the CRA to assess and refund the tax credits earned.

As of December 31, 2024, a portion of the Company’s tax credits receivable is presented as a long-term asset due to uncertainty regarding the timing of obtaining the necessary certifications required to process the tax credits. Management will continue to monitor the status of the outstanding items and reclassify the receivable to current when the timing of collection becomes reasonably estimable.

As of December 31, 2024 and December 31, 2023, $12.7 million and $20.7 million in tax credit receivables related to Wow’s film and television productions were recorded, net of $0.6 million and $0.5 million, respectively, recorded as an allowance for credit loss. As of December 31, 2024, $2.4 million, in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset. The Company did not have any non-current tax credits receivable as of December 31, 2023.

Employee Retention Tax Credit (ERTC)

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended the availability of the ERTC. The Company accounted for the ERTC as a gain contingency in accordance with ASC 450-30 - Gain Contingencies. Under this standard, the ERTC was recognized only after the contingency was resolved and deemed realizable.

During the year ended December 31, 2024, we recognized an ERTC benefit totaling $1.2 million. This amount is included in Other Income (Expense) in the consolidated statements of operations. As of December 31, 2024 we had not received any refunds related to the ERTC and we had an outstanding receivable of $1.2 million which is recorded in other current assets in the consolidated balance sheet. Subsequent to December 31, 2024 we received $0.2 million of ERTC refunds from the IRS, updating the outstanding receivable to $1.0 million. The Company did not record any ERTC benefits in the year ended December 31, 2023.

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

Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in Accumulated Other Comprehensive Income (Loss), a component of stockholders’ equity. Gains and losses as a result of sales of securities are reclassified from previously unrealized gains and losses on AFS securities in Accumulated Other Comprehensive Loss to Other Income (Expense), net, in the consolidated statements of operations.

On a quarterly basis, the Company reviews its AFS securities to assess declines in fair value for credit losses. For each AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or is more-likely-than-not required to sell the debt security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, the Company recognizes the impairment as a credit loss in the consolidated statements of operations by writing down the security’s amortized cost to its fair value. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss. The portion of the decline in fair value that is due to factors other than a credit loss is recognized in Accumulated Other Comprehensive Income Loss as an unrealized loss.

The Company reports accrued interest receivable separately from the AFS securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the consolidated balance sheets, approximately $8,830 and $54,642 in interest income were receivable as of December 31, 2024 and December 31, 2023, respectively.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the consolidated statements of operations. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. Refer to Note 6 for details on the Company’s assessments of fair value as of December 31, 2024 and December 31, 2023.

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

Intangible Assets

Intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. The Company’s intangible assets consist of trademarks, trade names, customer relations and other assets. Annual amortization of these intangible assets is computed based on the straight-line method over the remaining economic life of the asset. The useful lives of intangible assets are reviewed periodically to determine whether adjustments are necessary based on changes in business conditions.

Indefinite-lived intangible assets are assessed for impairment annually or when a triggering event suggests their fair value may have fallen below their carrying amount. Impairment analysis of indefinite-lived intangible assets is evaluated using the relief-from-royalty method under the income approach, incorporating estimated future revenues attributable to the asset, assumed growth and royalty rates, based on comparable industry data, and an appropriate discount rate, reflecting risk-adjusted returns. Definite-lived intangible assets are reviewed for impairment when triggering events occur, using an entity-specific recoverability test based on undiscounted cash flows. If recoverability is not met, a fair value analysis is performed.

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

Refer to Note 9 for details on the Company’s assessments of fair value as of December 31, 2024 and December 31, 2023.

Debt

We measure issued debt at amortized cost, net of any debt premiums, discounts, and debt issuance costs. These amounts are amortized over the life of the debt using the effective interest rate method, ensuring that interest expense reflects the underlying borrowing costs. In cases where the straight-line method results in an immaterial difference compared to the effective interest rate method, we may apply the straight-line method.

Equity-Linked Instruments

We analyze freestanding equity-linked instruments including warrants to conclude whether the instrument meets the definition of the derivative and whether it is considered indexed to our own stock. If the instrument is not considered indexed to our stock, it is classified as an asset or liability recorded at fair value. If the instrument is considered indexed to our stock, we analyze additional equity classification requirements per ASC 815-40, Contracts in Entity’s Own Equity. When the requirements are met, the instrument is recorded as part of our equity, initially measured based on its relative fair value with no subsequent re-measurement. When the equity classification requirements are not met, the instrument is recorded as an asset or liability and is measured at fair value with subsequent changes in fair value recorded in earnings.

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

The Company has identified the following material and distinct performance obligations:

•	Providing animation production services

•	Licensing rights to exploit Functional Intellectual Property (“functional IP” is defined as intellectual property that has significant standalone functionality, such as the ability to be played or aired. Functional IP derives a substantial portion of its utility from its significant standalone functionality)

•	Licensing rights to exploit Symbolic Intellectual Property (“symbolic IP” is intellectual property that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities, such as the Company’s licensing and merchandising programs associated with its animated content)

•	Providing media advisory and advertising services to clients

•	Fixed and variable fee advertising and subscription-based revenue generated from the Kartoon Studios Kartoon Channel!, Ameba TV, the Frederator owned and operated YouTube channels and revenues generated from the operation of its creator network, Channel Frederator Network, on YouTube

•	Options to renew or extend a contract at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)

•	Options on future seasons of content at fixed terms (while this performance obligation is not significant for the Company’s current contracts, it could become significant in the future)

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

Advertising Revenues

The Company received advertising revenue through its wholly-owned VOD services, Kartoon Channel! and Ameba TV. Additionally, advertising revenue is derived from Kartoon Channel! branded channels on Free Ad Supported Streaming TV services. Advertising sales are generated on advertising impressions served. For impressions served, the Company delivers a certain minimum number of impressions on the channel to the advertiser for which the advertiser pays a contractual cost per 1000 (mille) impressions (“CPM”). Impressions served are reported on a monthly basis, and revenue is reported in the month the impressions are served.

Upon the acquisition of Wow, the Company generates advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its creator network, Channel Frederator Network, on YouTube. Revenue is recognized when services are provided in accordance with the Company’s agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables related to the advertising services are usually collectable within 30 days, which is shorter collection period compared to the Company’s average for the year ended December 31, 2024.

Licensing and Royalties

Merchandising and Licensing

The Company enters into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of the Company’s intellectual property. For minimum guaranteed amounts that make up a contract, revenue is recognized over time, over the term of the license period commencing on the date at which the licensees can use and benefit from the licensed content. Variable consideration in excess of non-refundable guaranteed amounts, such as royalties and other contractual payments are recognized as revenue when the amounts are known and become due provided collectability is reasonably assured. Invoices are issued based on the contractual terms of an agreement and are usually payable within 30-45 days, which is a shorter collection period compared to the Company’s average for the year ended December 31, 2024.

Product Sales

The Company recognizes revenue related to product sales (e.g., apparel and collectibles) when the Company completes its performance obligation, which is when the goods are transferred to the buyer.

Media Advisory and Advertising Services

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

Earnings Per Share

Basic earnings (loss) per share of common stock (“EPS”) is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. For the years ended December 31, 2024 and 2023, all shares were deemed antidilutive.

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 0.1 million. As of December 31, 2024 and December 31, 2023, the Company had twelve and ten bank deposit accounts with an aggregate uninsured balance of $6.7 million and $2.5 million, respectively.

The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $2.0 million and $12.0 million as of December 31, 2024 and December 31, 2023, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of December 31, 2024 and December 31, 2023, the Company did not have account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio, consists of investment-grade securities and, although reduced in size compared to prior year, remains reasonably diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

During year ended December 31, 2024, the Company had four customers, whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 75.7% of the total revenue. As of December 31, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 53.2% of the total accounts receivable as of December 31, 2024.

During year ended December 31, 2023, the Company had four customers whose total revenue exceeded 10% of the total consolidated revenue. These customers accounted for 74% of the total revenue. As of December 31, 2023, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 63% of the total accounts receivable as of December 31, 2023.

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

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, bank indebtedness and the margin loan approximate fair value due to the short-term nature of the instruments. The Company used the fair values of the liability-classified derivative warrants revalued at the end of each reporting period determined using the BSM option pricing model (Level 2) with standard valuation inputs. Refer to Note 16 for additional details. The investment in YFE is also revalued at the end of each reporting period based on the trading price of YFE (Level 2). Refer to Note 4 for additional details. Upon the acquisition of Wow, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).

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

The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
Corporate Bonds	$537	$–	$537
U.S. agency and government sponsored securities	–	1,107	1,107
U.S. states and municipalities	–	385	385
Total	$537	$1,492	$2,029

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of December 31, 2024 and December 31, 2023. Refer to Note 5 for additional details.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s intangible assets and film and television costs.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The adoption of this ASU in the year ended December 31, 2024, resulted in updated disclosures within our financial statements, but did not impact the consolidated financial statements. Refer to Note 21 for additional details.

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

In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interests and Similar Awards. The ASU is intended to help entities determine whether profits interest and similar awards are in the scope of ASC 718, Stock Compensation. The ASU solely focuses on scope and does not address guidance on recognition, classification, attribution, or measurement. For PBEs, it is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods. For all other entities, it is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements. The amendments would be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

In November, 2024 the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. This update mandates that public companies provide more detailed information about specific expenses in their financial statement notes. The effective date for this guidance is annual reporting periods beginning after December 15, 2026, with interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

Note 3: Variable Interest Entity

In July 2020, the Company entered into a binding term sheet with POW! Entertainment, LLC (“POW”) in which the Company agreed to form an entity with POW to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” (“SLU”). POW and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations (the “Stan Lee Assets”), from which the Company plans to develop and license multiple properties each year.

During the year ended December 31, 2024, SLU generated an insignificant amount of net income. There were no contributions or distributions during the year ended December 31, 2024 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

During the year ended December 31, 2023, SLU generated an insignificant amount of net income. There were no contributions or distributions during the year ended December 31, 2023 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Investment in Equity Interest

As of December 31, 2024, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 29% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of December 31, 2024, the fair value of the investment was determined to be $16.4 million recorded within noncurrent assets on the Company’s consolidated balance sheets and as of December 31, 2023 was $19.1 million. The fair value as of December 31, 2024 decreased by net $2.7 million, as compared to December 31, 2023. The net decrease is comprised of the net impact of a decrease in YFE’s stock price, and the effect of foreign currency remeasurement from EURO to USD. The total change in fair value is recorded within Other Income (Expense), net on the Company’s consolidated statement of operations. As of December 31, 2024 and December 31, 2023, the Company’s ownership in YFE was 44.8%.

Note 5: Marketable Securities

The Company classifies and accounts for its marketable debt securities as AFS and the securities are stated at fair value in accordance with ASC 326 Financial Instruments - Credit Losses.

The investments in marketable securities had an adjusted cost basis of $2.1 million and a market value of $2.0 million as of December 31, 2024. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$559	$(22)	$537
U.S. Agency and Government Sponsored Securities	1,155	(48)	1,107
U.S. States and Municipalities	402	(17)	385
Total	$2,116	$(87)	$2,029

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

The Company holds 5 AFS securities, all of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of December 31, 2024. The AFS securities held by the Company as of December 31, 2023 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of December 31, 2024 and December 31, 2023, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security’s investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

Realized losses of $0.6 million and $4.5 million were recognized in earnings during the years ended December 31, 2024 and 2023, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities.

The contractual maturities of the Company’s marketable investments as of December 31, 2024 were as follows (in thousands):

Fair Value
Due within 1 year	$–
Due after 1 year through 5 years	2,029
Total	$2,029

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of December 31,
	2024	2023
Furniture and Equipment	$178	$117
Computer Equipment	978	219
Leasehold Improvements	2,597	2,200
Software	358	192
Property and Equipment, Gross	4,111	2,728

Less Accumulated Depreciation	(1,805)	(724)
Foreign Currency Translation Adjustment	(253)	(127)
Property and Equipment, net	$2,053	$1,877

During the years ended December 31, 2024 and December 31, 2023, the Company recorded depreciation expense of $0.3 million and $0.4 million, respectively.

The Company terminated its New Jersey office lease effective August 1, 2023. The property and equipment that would no longer be utilized was written down to zero, resulting in a $0.1 million loss, recorded as Loss on Lease Termination within Other Income (Expense), net on the consolidated statement of operations in the year ended December 31, 2023.

The Company did not incur any impairment charges or write-downs during the year ended December 31, 2024. In the year ended December 31, 2023, a reassessment of the Company’s long-lived assets was performed due to changes in its estimated undiscounted future cash flows and the Company recognized an impairment loss of $0.1 million.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Operating Lease
Office Lease Assets	$9,437	$9,437
Accumulated Amortization	(2,740)	(1,935)

Finance Lease
Equipment Lease Assets	4,214	5,360
Accumulated Amortization	(3,643)	(3,302)

Right-of-Use Assets, Gross	7,268	9,560

Foreign Currency Translation Adjustment	(1,143)	(617)
Leased Right-of-Use Assets, net	$6,125	$8,943

Refer to Note 19 for details on the Company’s lease commitments.

As of December 31, 2024, the weighted-average lease term for the Company’s operating leases was 73 months and the weighted-average discount rate was 11.1%. As of December 31, 2023, the weighted-average lease term for operating leases was 83 months and the weighted-average discount rate was 11.1%.

Operating lease costs during the years ended December 31, 2024 and December 31, 2024 were $1.6 million and $1.6 million, respectively, recorded within General and Administrative Expenses on the Company’s consolidated statements of operations.

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

Effective November 1, 2023, the Company’s Vancouver office lease was modified and the landlord abated rent payments for November 1, 2023 and December 1, 2023 (CAD 0.2 million) and deferred January–April 2024 rent (CAD 0.4 million), to be repaid in 8 equal installments of CAD 0.1 million starting May 1, 2024. Additionally, the landlord may terminate the lease with at least twelve months’ notice. The Company accounted for the changes as a lease modification under ASC 842, remeasuring the lease liability using an 11.7% discount rate. As of November 1, 2023, the remeasured lease liability was $5.4 million (CAD 7.1 million), with a $0.2 million (CAD 0.3 million) reduction to the right-of-use asset.

During the year ended December 31, 2024 the Company recorded finance lease costs of $1.7 million comprised of ROU amortization of $1.6 million and $0.1 million of interest accretion. During the year ended December 31, 2023 the Company recorded finance lease costs of $2.1 million comprised of ROU amortization of $1.9 million and $0.2 million of interest accretion. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of December 31, 2024 and December 31, 2023 (in thousands):

Film and Television Costs, net as of December 31, 2022	$7,780
Additions to Film and Television Costs	1,078
Disposals	(41)
Film Amortization Expense and Impairment Losses	(7,536)
Foreign Currency Translation Adjustment	14
Film and Television Costs, net as of December 31, 2023	1,295
Additions to Film and Television Costs	1,653
Disposals	(75)
Film Amortization Expense	(231)
Foreign Currency Translation Adjustment	(21)
Film and Television Costs, net as of December 31, 2024	$2,621

During the year ended December 31, 2024, the Company recorded amortization expense of $0.2 million, During the year ended December 31, 2023, the Company recorded amortization expense of $0.6 million.

The Company did not incur any film and television impairment write-downs during the year ended December 31, 2024. For the year ended December 31, 2023, the Company recorded film and television impairment write-downs of $6.9 million.

Note 9: Intangible Assets, net and Goodwill

Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, net

	Weighted Average Remaining Amortization	As of December 31,
	Period	2024	2023
Customer Relationships	5.5	$17,325	$17,325
Digital Networks	13.3	803	803
Trade Names	66.4	9,970	9,970
Intangible Assets, gross		28,098	28,098

Less Accumulated Amortization		(5,822)	(3,794)
Foreign Currency Translation Adjustment		(2,555)	(1,311)
Intangible Assets, net		$19,722	$22,993

During the years ended December 31, 2024 and 2023, the Company recorded intangible asset amortization expense of $2.0 million and $2.1 million, respectively.

During the year ended December 31, 2023, as a result of the Company’s annual impairment testing, the Company recorded an impairment charge of $4.4 million related to Beacon’s Non-Compete Agreements and Customer Relationships.

Expected future amortization of intangible assets subject to amortization as of December 31, 2024 is as follows (in thousands):

Fiscal Year:
2025	$1,950
2026	1,950
2027	1,950
2028	1,950
Thereafter	6,652
Total	$14,452

As of December 31, 2024, $5.3 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Goodwill

During the year ended December 31, 2023, the Company conducted its annual goodwill impairment assessment in accordance with applicable accounting standards. Based on this evaluation, it was determined that the carrying amount of goodwill exceeded its recoverable amount due to changes in market conditions and business performance. As a result, the Company has recognized a full impairment charge of $33.5 million, reducing the goodwill balance to $nil.

Note 10: Deferred Revenue

As of December 31, 2024 and December 31, 2023, the Company had aggregate short term and long term deferred revenue of $9.4 million and $6.6 million, respectively. The increase in deferred revenue is primarily related to productions on various shows nearing completion of the project as of December 31, 2024, compared to the progress as of December 31, 2023. Wow’s deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of December 31, 2024 and December 31, 2023, the Company’s margin loan balance was $0.9 million and $0.8 million, respectively. During the year ended December 31, 2024, the Company borrowed an additional $11.0 million from its investment margin account and repaid $10.9 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.46% and 0.98%, respectively, on average margin loan balances of $1.0 million and $27.4 million as of December 31, 2024 and December 31, 2023

During the years ended December 31, 2024 and December 31, 2023, the Company incurred interest expense on the margin loan of $0.1 million and $1.5 million, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s consolidated balance sheets.

Note 12: Bank Indebtedness and Production Facilities

The Company has certain credit facilities that are comprised of the following:

Revolving Demand Facility

In the first quarter of 2024, the Company amended the revolving demand facility to allow for draws of up to $0.7 million (CAD 1.0 million) to be made by way of CAD prime rate loans, CAD overdrafts, USD base rate loans or letters of credit up to a maximum of $200,000 in either CAD or USD and having a term of up to 1 year. The CAD prime borrowings and overdrafts bear interest at a rate equal to bank prime plus 2.00% per annum. The USD base rate borrowings bear interest at a rate equal to bank base rate plus 2.00% per annum. As of December 31, 2023, the revolving demand facility allowed for draws of up to $5.6 million (CAD 8.0 million).

On December 19, 2024, the Company fully repaid its outstanding revolving demand facility balance and its revolving demand facility with the lender was terminated. The final payment to close out the revolving demand facility was $0.6 million (CAD 0.8 million).

As of December 31, 2023, the Company had an outstanding balance of $2.9 million (CAD 3.8 million) on the revolving demand facility by way of bank prime rate loan draws, included as Bank Indebtedness within current liabilities on the Company’s consolidated balance sheets.

Equipment Lease Line

Under the equipment lease line, the Company could borrow up to $2.8 million (CAD 4.0 million) in total for equipment leases. Each transaction under the equipment lease line has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms. In the first quarter of 2024, the equipment lease line was terminated, however, the Company continued to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. In the third quarter of 2024, the lender and the Company reached an agreement for the early repayment of certain equipment leases under the equipment lease line to be completed within the fourth quarter of 2024. On November 29, 2024, the Company made equipment lease line repayments of $0.6 million (CAD 0.8 million) in total to extinguish the remaining equipment lease line obligations.

As of December 31, 2023, the Company had an outstanding balance of $1.2 million (CAD 1.6 million) under the equipment lease line, included within current and noncurrent Finance Lease Liabilities on the Company’s consolidated balance sheets.

Treasury Risk Management Facility

The treasury risk management facility allows for advances of up to $0.3 million (CAD 0.5 million) for foreign exchange forward contracts and interest rate swaps. During March 2024, an amendment was entered into that removed the treasury risk management facility. As of December 31, 2024 and December 31, 2023, there were no outstanding amounts drawn under the treasury risk management facility.

Production Facilities, net

The production facilities are used for financing specific productions. The Company’s production facilities bear interest at rates ranging from bank prime plus 1.00% - 1.25% per annum. The production facilities are generally repayable on demand. Any borrowings under the production facilities are collateralized by a security interest in substantially all of the relevant production company’s tangible and intangible assets, including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements as well as those of certain of our subsidiaries and related entities acting as guarantors of the production facilities.

As of December 31, 2024 and December 31, 2023, the Company had an outstanding net balance of $9.2 million (CAD 13.3 million), including $0.8 million (CAD 1.2 million) of interest and $15.3 million (CAD 20.3 million), including $1.4 million (CAD 1.9 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s consolidated balance sheets.

As of December 31, 2024 and December 31, 2023, Production Facilities, net includes unamortized debt issuance costs related to the issuance of production facilities of $0.1 million, which were included as a reduction to the carrying amount of production facilities.

Equipment Lease Facility

In the fourth quarter of 2022, the Company entered into an equipment lease agreement with a Canadian bank. This additional equipment lease facility allows the Company to finance equipment purchases of up to $1.0 million (CAD 1.4 million) in total. Each transaction under the equipment lease facility has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms.

As of December 31, 2024, the Company has two leases remaining under this facility with finance rates of 7.52% and 8.20%, and remaining lease terms of 11 months and 20 months.

As of December 31, 2024 and December 31, 2023, the outstanding balances, net of repayments, of $0.3 million (CAD 0.4 million) and $0.6 million (CAD 0.8 million), respectively, were included within current and noncurrent Finance Lease Liabilities, net on the Company’s consolidated balance sheets.

Loan Covenants, Violations and Waiver

The Company was subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements. In the second and third quarter of 2024, the Company was not in compliance with financial covenant calculations. As a result of these financial covenant violations, the Company and the lender agreed to an early repayment of the equipment leases under the equipment lease line and the revolving demand facility in the fourth quarter of 2024. As of December 31, 2024, the Company is no longer subject to financial and customary affirmative and negative non-financial covenants on the revolving demand facility and equipment lease agreements that were repaid in full and terminated in the fourth quarter of 2024.

As of December 31, 2023, the Company was in technical violation of two financial covenants requiring a minimum fixed charge ratio and a maximum senior funded debt to EBITDA ratio as part of its loan covenants for the revolving demand facility, equipment lease line, and treasury risk management facility.

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

As of December 31, 2024 and December 31, 2023, the total number of authorized shares of common stock was 190,000,000.

As of December 31, 2024 and December 31, 2023, there were 46,209,081 and 35,247,744 shares of common stock outstanding, respectively.

During the year ended December 31, 2024, the Company issued 362,568 shares of common stock for services.

During the year ended December 31, 2024, the Company issued 166,033 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations.

On April 23, 2024, pursuant to the terms of a securities purchase agreement, dated April 18, 2024 (the “SPA”), the Company closed a registered direct offering of the sale of 3,900,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 100,000 shares of Common Stock (the “Pre-funded Warrants”) to an institutional investor (the “Investor”), at $1.00 per share of Common Stock and $0.99 per Pre-funded Warrant, for aggregate gross proceeds of approximately $4,000,000, prior to deducting placement agent fees and other offering expenses. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by us in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrants.

On December 18, 2024 the Company closed an offering resulting an aggregate gross proceeds of approximately $4,496,480 from one institutional investor and issued to such investor 4,375,000 shares of common stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The purchase price per share of common stock, together with accompanying Series A and Series B warrants, was $0.57, while the purchase price per pre-funded warrant was $0.569. We incurred a placement agent fee of approximately $389,754 and issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, we determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities due to settlement provisions requiring shareholder approval. The liability-classified warrants will be subsequently measured at fair value, with changes recognized in earnings. In accordance with applicable accounting standards, we allocated the total proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, we recorded a non-cash loss of $1.0 million. Executing the transaction was driven by several strategic considerations. The capital injection strengthened our liquidity position, supporting project development and ongoing operations. Additionally, while the warrants resulted in a non-cash accounting loss due to their fair value measurement, they did not impact our cash flows. Furthermore, our management believes, that the offering was beneficial from a market visibility perspective.

On December 26, 2024, the Company issued 2,057,736 shares of common stock to investor Armistice Capital Master Fund Ltd. upon the exercise of outstanding pre-funded warrants. The warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $2,058. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share including 9,943,999 shares of undesignated preferred stock, 6,000 shares designated as 0% Series A Convertible Preferred Stock and 50,000 shares as Series C Preferred Stock. The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

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

As of December 31, 2024 and December 31, 2023, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of December 31, 2024 and December 31, 2023, there was 0 and 1 share of Series B Preferred Stock outstanding, respectively. As of December 31, 2024 and December 31, 2023, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

During the years ended December 31, 2024 and December 31, 2023, 524 and 32,840 shares of common stock with a cost of $504 and $48,845, respectively, were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the consolidated balance sheets.

Note 14: Stock Options

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the ”2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. The remaining 12,000 outstanding stock options granted under the 2015 Plan, as of December 31, 2024, remain to be governed under such plan.

During the years ended December 31, 2024 and December 31, 2023, the Company granted options to purchase 35,000 and 25,000 shares of common stock with weighted-average grant-date fair market values of $24,210 and $9,007, respectively.

The fair value of the options granted during the years ended December 31, 2024 and December 31, 2023 were calculated using the BSM option pricing model based on the following assumptions:

	Year Ended December 31,
	2024	2023
Exercise Price	$0.95	$1.43
Dividend Yield	–%	–%
Volatility	92.13%	98.78%
Risk-free interest rate	4.26%	3.90%
Expected life of options	5.0 years	5.0 years

The following table summarizes the stock option activity during the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2022	1,351,421	6.49	$15.09
Granted	25,000	4.96	1.43
Exercised	–	–	–
Forfeited/Cancelled	(175,497)	–	–
Expired	(17,016)	–	–
Outstanding at December 31, 2023	1,183,908	5.56	$14.96
Granted	35,000	4.47	$0.95
Exercised	–	–	–
Forfeited/Cancelled	(260,968)	–	–
Expired	(5,800)	–	–
Outstanding at December 31, 2024	952,140	4.79	$12.72

Unvested at December 31, 2024	94,166	4.11	$4.48
Vested and exercisable December 31, 2024	857,974	4.87	$13.62

During the years ended December 31, 2024 and December 31, 2023, the Company recognized $0.2 million and $1.2 million, respectively, in share-based compensation expense related to stock options included in General and Administrative Expense on the Company’s consolidated statements of operations. The unrecognized share-based compensation expense as of December 31, 2024 was $0.02 million which will be recognized through the 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of December 31, 2024 had an aggregated intrinsic value of zero.

During the year ended December 31, 2023, upon termination of certain employees, the Company accelerated the vesting of any unvested options held by the employees pursuant to their employment agreements. This resulted in 98,850 options becoming immediately vested on the separation date and $0.2 million in expense recognized by the Company.

Note 15: Restricted Stock Units

RSUs are granted under the Company’s 2020 Plan. During the year ended December 31, 2024, the Company granted 372,745 fully vested RSUs to the Company’s board members and consultants, with a fair value of $0.4 million. There was no RSUs to granted to employees during the year ended December 31, 2024.

An aggregate of 166,033 shares of common stock were issued during the year ended December 31, 2024 as a result of vested RSUs held by employees.

The following table summarizes the Company’s RSU activity during the years ended December 31, 2024 and 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2022	1,151,944	$13.72
Granted	188,937	$1.69
Vested	(358,256)	$8.18
Forfeited/Cancelled	–	$–
Unvested at December 31, 2023	982,625	$13.42
Granted	372,745	$1.00
Vested	(484,953)	$3.68
Forfeited/Cancelled	–	$–
Unvested at December 31, 2024	870,417	$13.53

During the years ended December 31, 2024 and December 31, 2023, the Company recognized $0.5 million and $1.5 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expense on the Company’s consolidated statements of operations. The unvested share-based compensation as of December 31, 2024 was $0.02 million which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the year ended December 31, 2024 was $1.8 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the years ended December 31, 2024 and December 31, 2023:

	Warrants Outstanding Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	4,433,593	3.37	$22.50
Granted	4,784,909	–	$2.50
Exercised	(2,311,550)	–	$23.70
Expired	(4,000)	–	$–
Forfeitures	(50,000)	–	$–
Balance at December 31, 2023	6,852,952	4.16	$8.19
Granted	21,067,103	0.39	$0.48
Exercised	(2,057,736)	–	$0.001
Expired	(27,567)	–	$–
Forfeitures	–	–	$–
Balance at December 31, 2024	25,834,752	1.16	$2.18

Exercisable December 31, 2024	25,834,752	1.16	$2.18

Registered Direct Offering (April 2024)

On April 23, 2024 the Company issued pre-funded warrants to purchase up to 100,000 shares of Common Stock to an institutional investor at $0.99 per Pre-funded Warrant. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by the Company in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrants. The reduction in exercise price reduced the Weighted-Average Exercise Price per Share from $8.19 before the reprice to $7.14 after the reprice. Since the Warrants are classified as equity, they are not remeasured after initial recognition, in accordance with ASC 815, as outlined in the “Warrants Exchange” section below.

December 2024 Offering

On December 18, 2024, we closed an offering (the “December 2024 Offering”) for aggregate gross proceeds of approximately $4,496,480 from one institutional investor and issued to such investor 4,375,000 shares of common stock, pre-funded common stock purchase warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The purchase price per share of common stock, together with accompanying Series A and Series B warrants, was $0.57, while the purchase price per pre-funded warrant was $0.569. We incurred a placement agent fee of approximately $389,754 and issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, we determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities due to settlement provisions requiring shareholder approval. The liability-classified warrants will be subsequently measured at fair value, with changes recognized in earnings. In accordance with applicable accounting standards, we allocated the total proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, we recorded a non-cash loss of $1.0 million. Executing the transaction was driven by several strategic considerations. The capital injection strengthened our liquidity position, supporting project development and ongoing operations. Additionally, while the warrants resulted in a non-cash accounting loss due to their fair value measurement, they did not impact our cash flows. Furthermore, our management believes, that the offering was beneficial from a market visibility perspective Additionally, in connection with the December 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by us in June 2023, was reduced from $1.00 per share to $0.57 per shares pursuant to anti-dilution provisions contained in such warrants. The reduction in exercise price reduced the Weighted-Average Exercise Price per Share from $7.14 before the reprice to $6.85 after the reprice. Since the Warrants are classified as equity, they are not remeasured after initial recognition, in accordance with ASC 815, as outlined in the “Warrants Exchange” section below.

The fair value of the outstanding Series A derivative warrants at issuance date was determined by using the BSM option pricing model based on the following assumptions:

December 18, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	83%
Risk-free Interest Rate	4.11%
Expected Life of Warrants	5.00

The fair value of the outstanding Series B derivative warrants at issuance date determined by using the BSM option pricing model based on the following assumptions:

December 18, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	102%
Risk-free Interest Rate	4.11%
Expected Life of Warrants	1.5

The fair value of the outstanding Series A derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	102%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	5.00

The fair value of the outstanding Series B derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	83%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	1.50

On December 26, 2024, 2,057,736 of the pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $2,058. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

As of December 31, 2024, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock remained outstanding and are revalued each reporting period. As of December 31, 2024, the warrants were revalued at approximately nil, resulting in a decrease of $0.1 million in liability as compared to December 31, 2023. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the consolidated statements of cash flows.

The fair value of the outstanding derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$2.10
Dividend Yield	–%
Volatility	66%
Risk-free Interest Rate	4.16%
Expected Life of Warrants	0.2 years

Warrant Exchange

On June 26, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with certain holders of the warrants issued by the Company in January 2021 that had an exercise price of $23.70 per share and were exercisable for an aggregate of 2,311,550 shares of the Company’s common stock (the “2021 Warrants”). Pursuant to the Letter Agreements, the exercising holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the holders would exercise all of their 2021 Warrants for shares of the Company’s common stock at a reduced exercise price of $2.50 per share of common stock in exchange for the issuance of new unregistered warrants (the “Exchange Warrants”) to purchase up to an aggregate of 4,623,100 shares of common stock, equal to 200% of the number of common stock underlying the 2021 Warrants. The Exchange Warrants had an exercise price of $2.50 per share and a term of exercise of five years from November 1, 2023.

The Company received approximately $5.8 million in gross proceeds recorded as an increase to Additional Paid-in Capital. The Special Equities Group, a division of Dawson James Securities, Inc. (“SEG”), acted as warrant solicitation agent and received a cash fee of $0.4 million, equal to 7.0% of the total gross proceeds, and warrants with a value of $0.4 million on the issuance date to purchase up to 161,809 of the Company’s common stock at $2.50 per share (the “SEG Warrants”). In addition, through issuance of the Company’s common stock, the Company paid lawyer fees of $0.1 million for costs directly attributable to the warrant re-pricing and exchange. The total issuance costs of $0.5 million were netted against the proceeds received and recorded as a reduction to Additional Paid-in Capital on the Company’s consolidated balance sheet.

As the 2021 Warrants were repriced prior to exercising, the Company utilized ASC 815 to account for the modification. The Company calculated the fair value of the 2021 Warrants exercised immediately before the repricing using the BSM option pricing model. The calculation used the original exercise price of $23.70 per share and the BSM assumptions as of June 26, 2023 to calculate the fair value immediately before the repricing and calculated the fair value of the 2021 Warrants exercised utilizing the modified exercise price of $2.50 per share and the same BSM assumptions as of June 26, 2023. The resulting increase in fair value of $3.5 million, was considered a deemed dividend and reflected within Additional Paid-in Capital on the consolidated balance sheet as of December 31, 2023. The fair value of the aggregate total of 4,784,909 Exchange Warrants and the SEG Warrants (collectively, the “Warrants”) on the issuance date of June 26, 2023 was determined to be $13.1 million, or $2.74 per share, as calculated using the BSM option pricing model. The fair value of the Exchange Warrants of $12.7 million was recorded as a Warrant Expense within Other Income (Expense), net on the consolidated statement of operations in the year ended December 31, 2023. The fair value of the SEG Warrants of $0.4 million was recorded as a reduction to Additional Paid-in Capital on the consolidated balance sheet as of December 31, 2023.

The Company held a special meeting of stockholders on November 1, 2023, at which, among other things, the stockholders approved an increase in the number of authorized shares of common stock. Consequently, the Company had a sufficient number of authorized and unissued shares required to settle all outstanding equity instruments, including the Warrants. Per ASC 815, as a result of events during the period, the classification of an instrument shall be reclassified as of the date of the event that caused the reclassification by revaluing the instrument immediately prior to reclassification and any gains or losses should be recognized. The fair value of the Warrants was determined to be $3.0 million, using the BSM option pricing model based on the following assumptions on October 31, 2023:

October 31, 2023
Market Price	$0.99
Exercise Price	$2.50
Dividend Yield	–%
Volatility	98%
Risk-free interest rate	4.82%
Expected Life of Warrants	5.0 years

The decrease in value of $1.4 million was recorded as a Gain on Revaluation of Warrant within Other Income (Expense), net on the consolidated statement of operations and a decrease in liability in the year ended December 31, 2023. The remaining liability of $3.0 million was then reclassified from Warrant Liability to Additional Paid-in-Capital within stockholders’ equity on the consolidated balance sheet.

Note 17: Supplemental Financial Statement Information

Other Income (Expense), net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Interest Expense (a)	$(779)	$(3,126)

Warrant Expense (b)	–	(12,664)
Gain on Revaluation of Warrants (c)	63	10,373
Gain (Loss) on Revaluation of Equity Investment in YFE (d)	(1,627)	2,314
Loss on transaction (e)	(985)	–
Realized Loss on Marketable Securities Investments (f)	(611)	(4,496)
Gain (Loss) on Foreign Exchange (g)	(2,138)	641
Interest Income (h)	168	622
Loss on Early Lease Termination (i)	–	(258)
Finance Lease Interest Expense (j)	(87)	(189)
Other (k)	2,008	978
Other Income (Expense), net	$(3,209)	$(2,679)

(a)	Interest Expense during the year ended December 31, 2024 primarily consisted of $0.1 million of interest incurred on the margin loan and $0.7 million of interest incurred on production facilities and bank indebtedness. Interest Expense during the year ended December 31, 2023 primarily consisted of $1.5 million of interest incurred on the margin loan and $1.5 million of interest incurred on production facilities and bank indebtedness.
(b)	During the year ended December 31, 2023 we recorded a warrants expense of $12.7 million related to the fair value of Exchange Warrants that were issued during the year ended December 31, 2023 to certain existing warrant holders in exchange for previously issued outstanding warrants.
(c)	The Gain on Revaluation of Warrants recorded during the year ended December 31, 2024 is related to the remeasurement of 89,286 outstanding liability warrants expiring in March 2025 The Gain on Revaluation of Warrants during the year ended December 31, 2023 is primarily related to the changes in fair value of the Exchange Warrants of $10.4 million recorded prior to the warrants being reclassified to stockholder’s equity. The decrease in fair value was due to decreases in market price.
(d)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $1.6 million recorded in the year ended December 31, 2024, is a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(e)	The Company allocated the total December 2024 offering transaction proceeds among the instruments issued, recognizing the warrants as a liability at their full fair value. As a result of this allocation, the Company recorded a non-cash loss of $1.0 million
(f)	The Realized Loss on Marketable Securities Investments of $0.6 million recorded in the year ended December 31, 2024, reflects the loss that will not be recovered from the investments due to selling securities and issuers’ prepayments of principals on certain mortgage-backed securities.
(g)	The Loss on Foreign Exchange during the year ended December 31, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $2.2 million due to the euro strengthening against the U.S. dollar as compared to year ended December 31, 2023 in which a gain of $0.5 million was recognized.
(h)	Interest Income during the year ended December 31, 2024 primarily consisted of interest income of $0.1 million, net of premium amortization expense, recorded for the investments in marketable securities. Interest Income during the year ended December 31, 2023 primarily consisted of interest income of $0.4 million, net of premium amortization expense, recorded for the investments in marketable securities.
(i)	The Loss on Early Lease Termination is due to early termination of the Lyndhurst, NJ office lease, effective August 1, 2023. The loss includes fees of $0.2 million and the write-down of assets and liabilities resulting in an additional $0.1 million loss.
(j)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(k)	During the year ended December 31, 2024, we recorded $1.2 million in other income related to Employee Retention Tax Credit (“ERTC”) Receivable, $0.6 million late fees contract interest income and $0.1 million domain sale income. During the year ended December 31, 2023, we wrote-off a liability in the amount of $0.9 million that had legally expired during the fourth quarter of 2023 under the statute of limitations on debt collection, resulting in an increase in other income.

Note 18: Income Taxes

For financial reporting purposes, Loss Before Income Tax Benefit (Expense) includes the following components (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(14,812)	$(45,517)
Foreign	(6,172)	(32,658)
Loss Before Income Tax Benefit (Expense)	$(20,984)	$(78,175)

The significant components of Income Tax Benefit (Expense) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$–	$–
State	(12)	–
Foreign	62	–
	50	–
Deferred:
Federal	(7)	152
State	–	116
Foreign	–	705
	(7)	973

Income Tax Benefit (Expense)	$43	$973

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

	As of December 31,
	2024	2023
Deferred Tax Assets:
Net Operating Loss Carryover	$52,747	$48,857
Lease Liability	1,811	2,632
Stock Compensation	765	1,884
Warrants	–	18
Marketable Securities	24	249
Other	3,300	2,519
Total Gross Deferred Tax Assets	58,647	56,159
Less: Valuation Allowance	(54,046)	(49,963)
Deferred Tax Assets, net	$4,601	$6,196
Deferred Tax Liabilities:
Right-of-Use Assets	(1,663)	(2,427)
Intangible Assets	(4,239)	(5,168)
Total Gross Deferred Tax Liabilities	$(5,902)	$(7,595)
Deferred Tax Liability, net	$(1,301)	$(1,399)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations due to the following (in thousands):

	Year Ended December 31,
	2024	2023
Income Tax Benefit Computed at the Statutory Federal Rate	$4,406	$16,396
State Income Taxes, Net of Federal Tax Effect	716	1,630
Stock Compensation	(895)	(828)
Goodwill Impairment	–	(7,042)
Warrants	(207)	(583)
Other	(165)	(729)
Non-U.S. operations	368	858
Valuation Allowance	(4,180)	(8,729)
Income Tax Benefit (Expense)	$43	$973

At December 31, 2024, the Company had Federal, state, and foreign net operating loss carry forwards of approximately $135.4 million, $137.4 million, and $54.7 million, respectively, that may be offset against future taxable income and will begin to expire in 2027, if not utilized. No tax benefit has been reported in the December 31, 2024 financial statements since the potential tax benefit from net operating loss carryforward is offset by a valuation allowance of the same amount. At December 31, 2024, the Company had gross realized capital loss carryforwards of $6 million, which expire beginning in 2027 if not utilized. A full valuation allowance has been recorded against this amount.

For the years ending December 31, 2024 and 2023, the Company reflects a deferred tax liability in the amount of $1.3 million and $1.4 million respectively, due to the future tax liability from assets with indefinite lives known as a “naked credit.” The future tax liability created by this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

The Company did not record foreign withholding taxes on undistributed earnings of its foreign subsidiaries based on its intention to permanently reinvest those earnings at December 31, 2024 or 2023.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Florida, Massachusetts, New Jersey, New York, as well as Canada. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward to make adjustments up to the amount of the net operating losses. The Company is currently subject to U.S. federal, state and local and foreign tax examinations by tax authorities. The Company is no longer subject to audits by U.S. federal, state, local or foreign authorities for years prior to 2020.

Kartoon Studios, Inc. and its wholly-owned U.S. subsidiaries are subject to U.S. income taxes and file a consolidated and separate tax returns in the U.S. The Beacon Communications Group, Ltd., Ameba Inc. and WOW Unlimited Media Inc. are subject to Canadian income taxes on a stand-alone basis and file separate tax returns in Canada.

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating Leases	$1,575	$1,580	$1,351	$1,006	$1,043	$2,138	$8,693
Finance Leases	261	50	–	–	–	–	311
Employment Contracts	2,380	816	538	493	–	–	4,227
Consulting Contracts	4,547	1,350	–	–	–	–	5,897
Debt	10,120	–	–	–	–	–	10,120
	$18,883	$3,796	$1,889	$1,499	$1,043	$2,138	$29,248

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

The present value discount of the minimum operating lease payments above was $2.3 million which when deducted from the cash commitments for the leases included in the table above, equates to the operating lease liabilities of $6.4 million recorded as of December 31, 2024 on the Company’s consolidated balance sheet.

Employment contracts

The Company has entered into employment agreements with certain key executives, which remain in effect for fixed terms. Under these agreements, the executives receive a base salary, subject to potential reviews at the discretion of the Board of Directors. Some of these agreements also include provisions for severance benefits in certain circumstances. As a result, the Company’s commitments under these agreements represent future salary or severance payments obligations.

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

Note 20: Related Party Transactions

Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the year ended December 31, 2024 Mr. Heyward did not earn any producer fees and during the year ended December 31, 2023, Mr. Heyward earned and was paid $0.3 million in executive producer fees. Mr. Heyward also earned his $55,000 quarterly bonus during each of the quarters in 2024 and 2023.

On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer’s share of the royalties for that musical composition. If the Company acquires more than 50% of the writer’s share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the years ended December 31, 2024 and December 31, 2023, Mr. Heyward has not earned royalties from musical compositions.

On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter, prorated for the first quarter of 2023. During the year ended December 31, 2024, Mr. Heyward earned and was paid $400,000 in creative producer fees. During the year ended December 31, 2023, Mr. Heyward earned and was paid $325,556 in creative producer fees.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an industry standard royalty on all sales made by AHAA utilizing the licensed content. During the years ended December 31, 2024 and December 31, 2023, Mr. Heyward has not earned royalties from this agreement.

On September 30, 2021, the Company entered into a Loan Agreement and Promissory Note with POW, its joint venture partner in SLU, in the amount of $1,250,000 included within Note and Accounts Receivable from Related Party as of December 31, 2022, which was fully repaid by POW in April 2023.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. As of December 31, 2024, $1.4 million is included within Notes and Accounts Receivable from Related Party on the Company’s consolidated balance sheets.

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly payment is $595 and recorded within Other Income (Expense), net in the Company’s consolidated statements of operations. On September 25, 2024 the Company entered into an agreement with a related party to provide services valued at $595 per month, instead of a cash payment settlement.

During the quarter ended September 30, 2024, the Company entered into a one year consulting agreement with a related party for office space interior design services. The agreement is subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The interior design service fees are recorded within General and Administrative expenses in the Company’s consolidated statements of operations.

Note 21: Segment Reporting

ASC Topic 280 Segment Reporting establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM uses revenue and net income (loss) to evaluate the profitability and performance of each operating segment. The CODM does not evaluate the operating segments using asset information and it is therefore not disclosed. Segment operating expenses include operating expenses directly attributable to the segment as well as certain shared corporate administration services and other costs which are allocated to the reportable segments, such as legal expenses, human resources expenses, accounting expenses, insurance expenses, and corporate facilities expenses. Segment operating expenses exclude certain non-recurring items and other costs, such as interest expense, interest income, share-based compensation expense and taxes. Our CODM evaluates the performance of each reportable segment based on segment operating income (loss) because it provides insight to operational leverage and other operational metrics for each segment.

The Company has identified two operating segments based on the nature of the products and services offered:

Content Production and Distribution segment includes the operations of Kartoon Studios, Inc, Mainframe Studios, and Frederator Studios. These entities are aggregated due to their similar economic characteristics, nature of products and services, production processes, customer types, and distribution methods. This segment is focused on the creation, production, and distribution of animated and live-action content, as well as licensing and royalty revenue from intellectual property.

Media Advisory and Advertising Services segment includes The Beacon Media Group and The Beacon Communications Group. These entities provide media advisory and advertising services and marketing services.

The CEO (CODM) primarily reviews revenue and net operating results, as allocated based on the nature of the business activity.

The following table presents the revenue and net income (loss) within the Company’s two operating segments (in thousands):

	Year Ended December 31,
	2024	2023
Total Revenues:
Content Production and Distribution	$27,755	$39,146
Media Advisory and Advertising Services	4,836	4,939
Total Revenues	$32,591	$44,085

Net Loss:
Content Production and Distribution	$(21,160)	$(76,004)
Media Advisory and Advertising Services	421	(1,099)
Total Net Loss Attributable to Kartoon Studios, Inc	$(20,739)	$(77,103)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Year Ended December 31,
	2024	2023
Total Revenues:
United States	$17,805	$26,833
Canada	5,769	7,957
United Kingdom	8,637	8,650
Other	380	645
Total Revenues	$32,591	$44,085

Additional considerations include the use of segment-level budgets and forecasts created by Mainframe Studios, Frederator and Kartoon Studios at the entity level. The additional financial information prepared by the segment managers is discussed at length in meetings with the CODM. The Company determines that the revenue information reviewed by the CODM, combined with the financial information discussed with the segment managers is sufficiently detailed to allow the CODM to assess each component’s performance and make resource allocation decisions. Kartoon Studios, Frederator and Mainframe Studios are separate entities although according to ASC 280-10-50-11 all criteria are met in order to present result in aggregation.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	December 31, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$27,755	$4,836	$32,591

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	24,103	274	24,377
General and Administrative Expenses	16,351	4,868	21,219
Other Expenses	–	3	3
Segment results:	$(12,699)	$(309)	$(13,008)

Reconciliation of net (loss) income:
Depreciation Expense	$3,120	$199	$3,319
Interest Expense	778	1	779
Stock Based Compensation	669	–	669
Tax provision	19	(62)	(43)
Other	4,077	(868)	3,209
Net Loss Attributable to Non-Controlling Interests	(202)	–	(202)

Net Income (Loss)	$(21,160)	$421	$(20,739)

	December 31, 2023
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$39,141	$4,944	$44,085

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	42,845	206	43,051
General and Administrative Expenses	22,738	5,420	28,158
Other Expenses	–	–	–
Segment results:	$(26,442)	$(682)	$(27,124)

Reconciliation of net (loss) income:
Depreciation Expense	$4,281	$214	$4,495
Interest Expense	3,117	9	3,126
Stock Based Compensation	2,671	–	2,671
Tax provision	(973)	–	(973)
Other	40,573	186	40,759
Net Loss Attributable to Non-Controlling Interests	(99)	–	(99)

Net Income (Loss)	$(76,012)	$(1,091)	$(77,103)

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 22: Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2025, the date that the financial statements were issued.

Subsequent to December 31, 2024, the Company acquired marketable securities for $1.8 million. Additionally, the Company sold marketable securities and received proceeds of $0.4 million.

As of March 31, 2025, the Company had margin loan balance of $0.4 million.

Subsequent to December 31, 2024, the fair value of the Company’s investment in YFE experienced a decline due to a decrease in YFE’s stock price. As of March 31, 2025, the share price of YFE was €1.81 compared to €2.30 as of December 31, 2024. The Company will continue to monitor the investment for any further developments and assess any potential accounting implications.

Subsequent to December 31, 2024, the Company received $0.2 million in cash related to outstanding ERTC receivable.

