Form 10-Q
period 2025-03-31
Kartoon Studios, Inc.
filed 2025-05-15
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 47,793,720 shares of common stock outstanding.

Kartoon Studios, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Kartoon Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,263	$7,879
Restricted Cash	509	506
Investments in Marketable Securities (amortized cost of $3,283 and $2,116, respectively)	3,226	2,029
Accounts Receivable (net of allowance of $204 and $239, respectively)	7,562	11,982
Tax Credits Receivable (net of allowance of $210 and $187, respectively)	8,326	10,295
Notes and Accounts Receivable from Related Party	400	–
Other Receivable	1,488	1,367
Prepaid Expenses and Other Assets	1,354	606
Total Current Assets	25,128	34,664

Noncurrent Assets:
Property and Equipment, net	1,921	2,053
Operating Lease Right-of-Use Assets, net	5,654	5,847
Finance Lease Right-of-Use Assets, net	217	278
Notes and Accounts Receivable from Related Party	–	1,352
Film and Television Costs, net	3,462	2,621
Tax Credits Receivable (net of allowance of $433 and $421, respectively)	2,458	2,384
Investment in Your Family Entertainment AG	13,444	16,429
Intangible Assets, net	19,300	19,722
Other Assets	117	117
Total Assets	$71,701	$85,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,963	$11,954
Participations Payable	1,044	1,427
Accrued Expenses	1,738	405
Accrued Salaries and Wages	1,668	1,213
Deferred Revenue	6,147	5,997
Margin Loan	415	900
Production Facilities, net	7,376	9,220
Current Portion of Operating Lease Liabilities	1,071	1,002
Current Portion of Finance Lease Liabilities	204	249
Due to Related Party	8	8
Other Current Liabilities	1,201	1,065
Total Current Liabilities	26,835	33,440

Noncurrent Liabilities:
Deferred Revenue	3,369	3,371
Operating Lease Liabilities, Net Current Portion	5,082	5,359
Finance Lease Liabilities, Net Current Portion	36	54
Deferred Tax Liability, net	1,280	1,301
Warrant Liability	5,030	5,477
Other Noncurrent Liabilities	12	5
Total Liabilities	41,644	49,007

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
Series B Preferred Stock, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
Common Stock, $0.001 par value, 190,000,000 and 190,000,000 shares authorized, 47,861,379 and 46,285,078 shares issued and 47,785,248 and 46,209,081 outstanding as of March 31, 2025 and December 31, 2024, respectively	48	45
Additional Paid-in Capital	778,055	777,930
Treasury Stock at Cost, 76,131 and 75,997 shares of common stock as of March 31, 2025 and December 31, 2024, respectively	(340)	(340)
Accumulated Deficit	(745,812)	(739,285)
Accumulated Other Comprehensive Loss	(3,318)	(3,379)
Total Kartoon Studios, Inc. Stockholders' Equity	28,633	34,971
Non-Controlling Interests in Consolidated Subsidiaries	1,424	1,489
Total Stockholders' Equity	30,057	36,460

Total Liabilities and Stockholders’ Equity	$71,701	$85,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Production Services	$6,572	$2,763
Content Distribution	1,981	2,329
Licensing and Royalties	84	100
Media Advisory and Advertising Services	867	886
Total Revenues	9,504	6,078

Operating Expenses:
Marketing and Sales	186	444
Direct Operating Costs	6,684	4,325
General and Administrative	5,713	7,603
Total Operating Expenses	12,583	12,372

Loss from Operations	(3,079)	(6,294)

Interest Expense	(128)	(203)
Other Expense, net	(3,384)	(567)

Loss Before Income Tax Benefit (Expense)	(6,591)	(7,064)

Income Tax Benefit (Expense)	–	–

Net Loss	(6,591)	(7,064)

Net Loss Attributable to Non-Controlling Interests	65	19

Net Loss Attributable to Kartoon Studios, Inc.	$(6,526)	$(7,045)

Net Loss per Share (Basic)	$(0.14)	$(0.20)
Net Loss per Share (Diluted)	$(0.14)	$(0.20)

Weighted Average Shares Outstanding (Basic)	46,693,016	35,297,746
Weighted Average Shares Outstanding (Diluted)	46,693,016	35,297,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Loss	$(6,591)	$(7,064)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized Gain on Marketable Securities	34	20
Realized (Gain) Loss on Marketable Securities Reclassified from AOCI into Earnings	(4)	141
Foreign Currency Translation Adjustments	31	(184)
Total Change in Accumulated Other Comprehensive Income (Loss)	61	(23)
Total Comprehensive Net Loss	$(6,530)	$(7,087)
Net Loss Attributable to Non-Controlling Interests	65	19
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(6,465)	$(7,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2024	46,209,081	$46	–	$–	$777,930	75,997	$(340)	$(739,286)	$(3,379)	$1,489	$36,460

Issuance of Common Stock for Services	14,990	–	–	–	3	–	–	–	–	–	3
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	99,177	1	–	–	27	134	–	–	–	–	28
Share Based Compensation	–	–	–	–	87	–	–	–	–	–	87
Stock Options Granted to Consultants	–	–	–	–	8	–	–	–	–	–	8
Warrant Exercise	1,462,000	1	–	–	–	–	–	–	–	–	1
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	30	–	30
Currency Translation Adjustment	–	–	–	–	–	–	–	–	31	–	31
Net Loss	–	–	–	–	–	–	–	(6,526)	–	(65)	(6,591)

Balance, March 31, 2025	47,785,248	$48	–	$–	$778,055	76,131	$(340)	$(745,812)	$(3,318)	$1,424	$30,057

December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	53,497	–	–	–	74	–	–	–	–	–	74
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	49,949	–	–	–	–	–	–	–	–	–	–
Share-Based Compensation	–	–	–	–	226	–	–	–	–	–	226
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	161	–	161
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(184)	–	(184)
Net Loss	–	–	–	–	–	–	–	(7,045)	–	(19)	(7,064)

Balance, March 31, 2024	35,351,190	$352	1	$–	$774,286	75,473	$(339)	$(725,591)	$(3,906)	$1,672	$46,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(6,591)	$(7,064)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization of Film and Television Costs	54	62
Depreciation and Amortization of Property, Equipment and Intangible Assets	650	610
Amortization of Right-of-Use Asset	281	561
Amortization of Premium on Marketable Securities	4	26
Share-Based Compensation Expense	87	226
Loss on Settlement of Related Party Note	944	–
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	3,640	–
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	(654)	413
Gain on Warrant Revaluation	(446)	(37)
Realized (Gain) Loss on Marketable Securities	(4)	141
Stock Issued for Services	30	74
Stock Options Issued for Services	8	–
Credit Loss (Recovery) Expense	(2)	65
Other Non-Cash Items	–	5

Decrease (Increase) in Operating Assets:
Accounts Receivable	4,466	4,620
Other Receivable	(121)	(436)
Tax Credits Earned (less capitalized)	(2,724)	(1,970)
Tax Credits Received, net	4,936	10,251
Film and Television Costs, net	(1,161)	(162)
Prepaid Expenses and Other Assets	(750)	(849)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(5,990)	(4,860)
Accrued Salaries and Wages	451	219
Accrued Expenses	1,333	1,121
Accrued Production Costs	257	366
Participations Payable	(385)	(224)
Deferred Revenue	119	652
Lease Liability	(234)	41
Due to Related Party	–	(1)
Other Liabilities	(20)	(5)
Net Cash Provided by (Used in) Operating Activities	$(1,822)	$3,845

Cash Flows from Investing Activities:
Repayments from Related Party for Notes Receivable	–	32
Proceeds from Sales and Maturities of Marketable Securities	605	2,562
Investment in Marketable Securities	(1,771)	–
Purchase of Property and Equipment	(20)	(34)
Net Cash Provided by (Used in) Investing Activities	$(1,186)	$2,560

Cash Flows from Financing Activities:
Proceeds from Margin Loan	2,700	3,081
Repayments of Margin Loan	(3,184)	(923)
Proceeds from Production Facilities	2,485	2,828
Repayment of Production Facilities	(4,474)	(9,654)
Repayments of Bank Indebtedness, net	–	(2,841)
Principal Payments on Finance Lease Obligations	(70)	(362)
Debt Issuance Costs	(25)	(20)
Proceeds from Warrant Exercise	1	–
Net Cash Used in Financing Activities	$(2,567)	$(7,891)

Effect of Exchange Rate Changes on Cash	(38)	154

Net Decrease in Cash and Restricted Cash	(5,613)	(1,332)
Beginning Cash and Restricted Cash	8,385	4,095
Ending Cash and Restricted Cash	$2,772	$2,763

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$59	$252
Cash Paid for Taxes	$–	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

Note 1: Organization and Business

Organization and Nature of Business

Kartoon Studios, Inc. (formerly known as Genius Brands International, Inc.) (the “Company” or “we,” “us” or “our”) is a global content and brand management company that creates, produces, licenses, and broadcasts educational, multimedia animated content for children. Led by experienced industry personnel, the Company distributes its content primarily on streaming platforms and television, and license properties for a broad range of consumer products based on the Company’s characters. The Company is a “work for hire” producer for many of the streaming outlets and animated content intellectual property (“IP”) holders. In the children’s media sector, the Company’s portfolio features “content with a purpose” for toddlers to tweens, providing enrichment as well as entertainment. With the exception of selected WOW Unlimited Media Inc. (“Wow”) titles, the Company’s programs, along with licensed programs, are being broadcast in the United States on the Company’s wholly-owned advertisement supported video on demand (“AVOD”) service, its free ad supported TV (“FAST”) channels and subscription video on demand (“SVOD”) outlets, Kartoon Channel! and Ameba TV, as well as linear streaming platforms. These streaming platforms include Comcast, Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids, and Samsung and LG smart TVs. The Company's in-house owned and produced animated shows include Stan Lee’s Superhero Kindergarten starring Arnold Schwarzenegger, Llama Llama starring Jennifer Garner, Rainbow Rangers, KC! Pop Quiz, and Shaq’s Garage starring Shaquille O’Neal. The Company’s library titles include the award-winning Baby Genius, adventure comedy Thomas Edison’s Secret Lab®, and Warren Buffett’s Secret Millionaires Club, created with and starring iconic investor Warren Buffett, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space and Castlevania.

The Company also licenses its programs to other services worldwide, in addition to the operation of its own channels, including, but not limited to, Netflix, Paramount+, Max, Nickelodeon, and satellite, cable, and terrestrial broadcasters around the world.

Through our investments in Germany’s Your Family Entertainment AG (“YFE”), a publicly traded company on the Frankfurt Stock Exchange (RTV-Frankfurt), we have gained access to a leading producer and distributor of high-quality children’s and family programming. YFE owns and operates one of Europe’s largest channel-independent libraries of around 150 titles and 3,500 half-hour episodes.

Through the ownership of Wow, the Company established an affiliate relationship with Mainframe Studios, which is one of the largest animation producers in the world. In addition, Wow owns Frederator Networks Inc. (“Frederator”) and its Channel Frederator Network, the largest animation focused creator network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation, and Amazon.

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

In addition, the Company owns the Canadian company Ameba Inc. (“Ameba”), which operates a premier subscription-based streaming service specializing in younger children's entertainment. As a cornerstone of our subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms. We believe, that Ameba significantly enhances our digital footprint and revenue streams.

The Company's common stock is listed on the NYSE American LLC (“NYSE American”) exchange, under the symbol “TOON”.

Recent Transactions

"Winnie-the-Pooh” Project Financing

On June 21, 2024, we announced the launch of Winnie-the-Pooh on the Kartoon Channel through a $30.0 million joint venture (the “JV”) with Catalyst Venture Partners (“Catalyst”). The binding term sheet governing the project stipulates after Catalyst recoups its investment, the ownership and profit split between the partners is 35% to Kartoon Studios and 65% to Catalyst Venture Partners. In addition, Kartoon Studios is entitled to receive a 25% agency fee for licensing and distribution from gross proceeds, which is payable prior to the distribution of net proceeds. Under the terms, Kartoon Studios maintains operational control and oversees the production process. Winnie-the-Pooh is based on the designs and stories of one of the most successful and enduring brands of all time, A.A. Milne’s Winnie-the-Pooh. Catalyst has agreed to provide the full amount of the production financing with the plan to include an animated holiday movie, 5 holiday specials and 4 seasons of episodic series.

Liquidity

As of March 31, 2025, the Company had cash and restricted cash of $2.8 million, which decreased by $5.6 million as compared to December 31, 2024. The decrease was primarily due to cash used in financing activities of $2.6 million, cash used in operating activities of $1.8 million and cash used in investing activities of $1.2 million. The cash used in financing activities was primarily due to repayments of the production facilities and margin loan, net of proceeds from each, resulting in net cash used of $2.5 million, and payments of lease obligations of $0.1 million. The cash used in operating activities was primarily due to net loss of $6.6 million partially offset by net change in non-cash adjustments of $4.6 million, and net change in operating asset and liabilities of $0.2 million. The cash used in investing activities was due to purchase of marketable securities of $1.8 million.

As of March 31, 2025, the Company held available-for-sale marketable securities with a fair value of $3.2 million. An increase of $1.2 million as compared to December 31, 2024 was due to a purchase transaction during the three months ended March 31, 2025. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

As of March 31, 2025 and December 31, 2024, the Company’s margin loan balance was $0.4 million and $0.9 million, respectively. During the three months ended March 31, 2025, the Company borrowed an additional $2.7 million from its investment margin account and repaid $3.2 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.32% and 0.46%, respectively, on average margin loan balances of $0.1 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company incurred interest expense on the loan of $1,806 and $18,632 during the three months ended March 31, 2025 and 2024, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

Historically, the Company has incurred net losses. For the three months ended March 31, 2025 and 2024, the Company reported net losses of $6.6 million and $7.1 million, respectively. The Company reported net cash used in operating activities of $1.8 million, and cash used in operating activities of $3.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $745.8 million and total stockholders’ equity of $30.1 million. As of March 31, 2025, the Company had total current assets of $25.1 million, including cash of $2.3 million, restricted cash of $0.5 million, and marketable securities of $3.2 million, and total current liabilities of $26.8 million. The Company had negative working capital of $1.7 million as of March 31, 2025, compared to working capital of $1.2 million as of December 31, 2024. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and noted the Company has sufficient marketable securities and investments to fund operations for the next 12 months from the issuance date of this 10-Q.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

The accompanying combined interim financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s 2024 Annual Report.

The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassifications

The Company identified a disclosure error in the presentation of the Note 6 Property and Equipment, net reported in the Form 10-K for the year ended December 31, 2024. While the balance sheet correctly reflected the net book value of property and equipment, the footnote disclosure overstated by $0.7 million both the gross asset cost and accumulated depreciation as of December 31, 2024. The disclosure error did not impact the total net carrying amount of property and equipment or the consolidated financial statements as a whole. The comparative balances as of December 31, 2024 in Note 6 have been revised to reflect the correct gross cost and accumulated depreciation amounts.

The outstanding warrant balance as of December 31, 2024, previously included 100,000 warrants that had been exercised in April 2024. This exercised amount was identified in the Q1 2025 review and the prior period balance has been corrected accordingly. The correction was not material to the financial statements, did not result in any adjusting entry, and had no impact on the Company’s results of operations or financial position.

Foreign Currency Forward Contracts

As of March 31, 2025 and December 31, 2024, the gross amounts of FX forwards in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.5 million and $0.6 million, respectively, recorded within Other Current Liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the Company recorded a realized loss of $139,424 and $15,507, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations.

Trade Accounts Receivable and Allowance for Credit Loss

As of March 31, 2025 and December 31, 2024, the Company recorded an allowance for credit loss of $0.2 million and $0.2 million, respectively.

The following table summarizes the activity in the allowance for credit losses related to trade accounts receivable as of March 31, 2025 and December 31, 2024 (in thousands):

Balance, net as of December 31, 2023	$189
Charged to costs and expenses	64
Recoveries	(14)
Balance, net as of December 31, 2024	$239
Recoveries	(35)
Balance, net as of March 31, 2025	$204

Tax Credits Receivable

The Company classifies majority of its tax credits receivable as current based on their normal operating cycle. As of March 31, 2025, a portion of the Company’s tax credits receivable is presented as a long-term asset due to uncertainty regarding the timing of obtaining the necessary certifications required to process the tax credits. Management will continue to monitor the status of the outstanding items and reclassify the receivable to current when the timing of collection becomes reasonably estimable.

As of March 31, 2025 and December 31, 2024, $10.8 million and $12.7 million in tax credit receivables related to Wow’s film and television productions were recorded, net of $0.6 million and $0.6 million, respectively, recorded as an allowance for credit loss. As of March 31, 2025, $2.5 million in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset. As of December 31, 2024 $2.4 million in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of March 31, 2025 and December 31, 2024, the Company had ten and twelve bank deposit accounts with an aggregate uninsured balance of $0.8 million and $6.7 million, respectively.

The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $3.2 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of March 31, 2025 and December 31, 2024, the Company did not have account balances held at this financial institution that exceed the insured balances.

The Company’s investment portfolio, consists of investment-grade securities and, although reduced in size compared to prior years, remains reasonably diversified among security types, industries and issuers. The Company’s policy limits the amount of credit exposure to any one security issue or issuer and the Company believes no significant concentration of credit risk exists with respect to these investments.

During the three months ended March 31, 2025, the Company had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 85.1% of the total revenue. During the three months ended March 31, 2024, the Company had two customers whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 61.7% of the total revenue.

As of March 31, 2025, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 53.2% of the total accounts receivable as of March 31, 2025. As of December 31, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 53.2% of the total accounts receivable as of December 31, 2024.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.

Fair Value of Financial Instruments

The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
Corporate Bonds	$540	$–	$540
U.S. Treasury	–	1,181	1,181
U.S. Agency and Government Sponsored Securities	–	1,119	1,119
U.S. States and Municipalities	–	386	386
Total	$540	$2,686	$3,226

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

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of March 31, 2025 and December 31, 2024. Refer to Note 5 for additional details.

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

In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interests and Similar Awards. The ASU is intended to help entities determine whether profits interest and similar awards are in the scope of ASC 718, Stock Compensation. The ASU solely focuses on scope and does not address guidance on recognition, classification, attribution, or measurement. For public business entities, it is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods. For all other entities, it is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements. The amendments would be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

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

During the three months ended March 31, 2025 and 2024, SLU generated an insignificant amount of net loss. There were no contributions or distributions during the three months ended March 31, 2025 and 2024 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Investment in Equity Interest

As of March 31, 2025, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 29% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of March 31, 2025, the fair value of the investment was determined to be $13.4 million recorded within noncurrent assets on the Company’s consolidated balance sheet. The fair value as of March 31, 2025 decreased by net $3.0 million, as compared to December 31, 2024. The net decrease is comprised of the net impact of a decrease in YFE’s stock price, and the effect of foreign currency remeasurement from EURO to USD. The total change in fair value is recorded within Other Income (Expense), net on the Company’s consolidated statement of operations. As of March 31, 2025 and December 31, 2024, the Company’s ownership in YFE was 44.8%.

Note 5: Marketable Securities

The Company classifies its marketable debt securities as available-for-sale (“AFS”) and reports them at fair value in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments.

The investments in marketable securities had an adjusted cost basis of $3.3 million and a market value of $3.2 million as of March 31, 2025. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
Corporate Bonds	$557	$(17)	$540
U.S. Treasury	1,171	10	1,181
U.S. Agency and Government Sponsored Securities	1,155	(36)	1,119
U.S. States and Municipalities	400	(14)	386
Total	$3,283	$(57)	$3,226

The investments in marketable securities as of December 31, 2024 had an adjusted cost basis of $2.1 million and a market value of $2.0 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
Corporate Bonds	$559	$(22)	$537
U.S. Agency and Government Sponsored Securities	1,155	(48)	1,107
U.S. States and Municipalities	402	(17)	385
Total	$2,116	$(87)	$2,029

The Company holds 7 AFS securities, 5 of which were in an unrealized loss position and have been in an unrealized loss position for a period greater than 12 months as of March 31, 2025. The AFS securities held by the Company as of December 31, 2024 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of March 31, 2025 and December 31, 2024, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

Realized gain of $4,454 and losses of $141,174 were recognized in earnings during the three months ended March 31, 2025 and 2024, respectively, primarily due to selling securities prior to maturity in Q1 2024 to prevent further market condition losses on the securities.

The contractual maturities of the Company’s marketable investments as of March 31, 2025 were as follows (in thousands):

Fair Value
Due within 1 year	$371
Due after 1 year through 5 years	2,855
Total	$3,226

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Furniture and Equipment	$117	$117
Computer Equipment	822	817
Leasehold Improvements	2,200	2,200
Software	265	250
Property and Equipment, gross	3,404	3,384

Less Accumulated Depreciation	(1,239)	(1,078)
Foreign Currency Translation Adjustment	(244)	(253)
Property and Equipment, net	$1,921	$2,053

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $0.1 million.

During the three months ended March 31, 2025 and 2024, the Company did not incur any impairment charges on its property and equipment.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Operating Lease
Office Lease Assets	$9,437	$9,437
Accumulated Amortization	(2,957)	(2,740)

Finance Lease
Equipment Lease Assets	4,214	4,214
Accumulated Amortization	(3,706)	(3,643)

Right-of-Use Assets, Gross	$6,988	$7,268

Foreign Currency Translation Adjustment	(1,117)	(1,143)

Leased Right-of-Use Assets, net	$5,871	$6,125

As of March 31, 2025, the weighted-average lease term for the Company’s operating leases was 70 months and the weighted-average discount rate was 11.1%. As of December 31, 2024, the weighted-average lease term for operating leases was 73 months and the weighted-average discount rate was 11.1%.

Operating lease costs during the three months ended March 31, 2025 and 2024 were $0.4 million and $0.4 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2025, the Company recorded finance lease costs of $0.1 million primarily comprised of ROU amortization of $0.1 million. During the three months ended March 31, 2024, the Company recorded finance lease costs of $0.4 million primarily comprised of ROU amortization. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Expense, net on the Company’s condensed consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of March 31, 2025 and December 31, 2024 (in thousands):

Film and Television Costs, net as of December 31, 2023	$1,295
Additions to Film and Television Costs	1,653
Disposals	(75)
Film Amortization Expense	(231)
Foreign Currency Translation Adjustment	(21)
Film and Television Costs, net as of December 31, 2024	$2,621
Additions to Film and Television Costs	904
Disposals	(12)
Film Amortization Expense	(54)
Foreign Currency Translation Adjustment	3
Film and Television Costs, net as of March 31, 2025	$3,462

During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $0.1 million and $0.1 million, respectively. The Company did not write-down or record any significant impairment charges on film costs during the three months ended March 31, 2025 and 2024.

Note 9: Intangible Assets, net

Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, net

	Weighted Average Remaining Amortization	As of
	Period	March 31, 2025	December 31, 2024
Customer Relationships	5.2	$17,325	$17,325
Digital Networks	13.0	803	803
Trade Names	66.2	9,970	9,970
Intangible Assets, gross		28,098	28,098

Less Accumulated Amortization		(6,311)	(5,822)
Foreign Currency Translation Adjustment		(2,487)	(2,555)
Intangible Assets, net		$19,300	$19,722

During the three months ended March 31, 2025 and 2024, the Company recorded intangible asset amortization expense of $0.5 million and $0.5 million, respectively.

Expected future amortization of intangible assets subject to amortization as of March 31, 2025 is as follows (in thousands):

Fiscal Year:
2025	$1,469
2026	1,959
2027	1,959
2028	1,959
2029	1,959
Thereafter	4,703
Total	$14,008

As of March 31, 2025, $5.3 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of March 31, 2025 and December 31, 2024, the Company had aggregate short term and long term deferred revenue of $9.5 million and $9.4 million, respectively. The increase in deferred revenue is insignificant and primarily related to productions on various shows nearing completion of the project as of March 31, 2025, similar to the progress as of December 31, 2024. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of March 31, 2025 and December 31, 2024, the Company’s margin loan balance was $0.4 million and $0.9 million, respectively. During the three months ended March 31, 2025, the Company borrowed an additional $2.7 million from its investment margin account and repaid $3.2 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.32% and 0.46%, respectively, on average margin loan balances of $0.1 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company incurred interest expense on the loan of $1,806 and $18,632 during the three months ended March 31, 2025 and 2024, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Company had an outstanding net balance of USD 7.4 million (CAD 10.6 million), including USD 0.6 million (CAD 0.8 million) of interest, and USD 9.2 million (CAD 13.3 million), including USD 0.8 million (CAD 1.2 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, Production Facilities, net includes unamortized debt issuance costs related to the issuance of production facilities of $127,040 and $122,973, respectively, which were included as a reduction to the carrying amount of production facilities.

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

As of March 31, 2025, the Company has two leases remaining under this facility with finance rates of 7.52% and 8.20%, and remaining lease terms of 8 months and 17 months.

As of March 31, 2025 and December 31, 2024, the outstanding balances, net of repayments, of $0.2 million (CAD 0.3 million) and $0.3 million (CAD 0.4 million), respectively, were included within current and noncurrent Finance Lease Liabilities, net on the Company’s consolidated balance sheets.

Note 13: Stockholders’ Equity

Common Stock

As of March 31, 2025 and December 31, 2024 the total number of authorized shares of common stock was 190,000,000.

As of March 31, 2025 and December 31, 2024, there were 47,785,248 and 46,209,081 shares of common stock outstanding, respectively.

During the three months ended March 31, 2025 and 2024, the Company issued 14,990 and 53,497 shares of common stock for services, respectively.

During the three months ended March 31, 2025 and 2024, the Company issued 99,177 and 49,949 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations, respectively.

On March 5, 2025, the Company issued 1,462,000 shares of common stock to investor Armistice Capital Master Fund Ltd. upon the exercise of outstanding pre-funded warrants. The warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $1,462. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share including 9,944,000 shares of undesignated preferred stock, 6,000 shares designated as 0% Series A Convertible Preferred Stock and 50,000 shares as Series C Preferred Stock. The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

As of March 31, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of March 31, 2025 and December 31, 2024, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

During the three months ended March 31, 2025, 134 shares of common stock with a cost of $252 were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.

Note 14: Stock Options

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the ”2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. As of March 31, 2025 the maximum number of shares available for issuance was 8,216,767. The remaining 12,000 outstanding stock options granted under the 2015 Plan, as of March 31, 2025, remain to be governed under such plan. On May 14, 2025, the Company’s stockholders approved an amendment to the 2020 Plan. Refer to Note 22 Subsequent Events for additional details.

During the three months ended March 31, 2025 and 2024, the Company did not grant any stock options.

The following table summarizes the Company’s option activity:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	952,140	4.79	$12.72
Granted	–	–	–
Exercised	–	–	–
Forfeited/Cancelled	(5,820)	–	7.31
Expired	–	–	–
Outstanding at March 31, 2025	946,320	4.57	$12.75

Unvested at March 31, 2025	65,000	4.71	$2.48
Vested and exercisable at March 31, 2025	881,320	4.56	$13.51

During the three months ended March 31, 2025 and 2024, the Company recognized $18,213 and $69,965, respectively, in share-based compensation expense related to stock options included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. The unrecognized share-based compensation expense at March 31, 2025 was $20,156 which will be recognized through the second quarter of 2025 assuming the underlying grants are not cancelled or forfeited. The outstanding shares as of March 31, 2025 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan. During the three months ended March 31, 2025 and 2024, the Company granted 110,968 and 95,229 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $65,375 and $131,379, respectively.

An aggregate of 110,968 shares of common stock were issued during the three months ended March 31, 2025 as a result of RSUs vested during the current and prior periods.

The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2024	870,417	$13.53
Granted	110,968	0.59
Vested	(110,968)	0.59
Forfeited	–	–
Unvested at March 31, 2025	870,417	$13.53

During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and $0.2 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of March 31, 2025 was $17,545 which will be recognized through the fourth quarter of 2026 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the three months ended March 31, 2025 was $0.1 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the three months ended March 31, 2025:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	25,734,752	1.16	$2.19
Granted	–	–	–
Exercised	(1,462,000)	–	0.01
Expired	(107,286)	–	3.66
Forfeitures	–	–	–
Outstanding at March 31, 2025	24,165,466	3.09	$2.32

Exercisable at March 31, 2025	24,165,466	3.09	$2.32

On March 13, 2025, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock expired and were no longer outstanding as of March 31, 2025. In addition, 18,000 warrants previously classified as equity expired during the three months ended March 31, 2025.

On March 5, 2025, 1,462,000 of the pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $1,462. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

As of March 31, 2025, 7,894,736 Series A derivative warrants and 7,894,736 Series B derivative warrants, which were issued in connection with the public offering on December 18, 2024 and are classified as liabilities, remained outstanding. These warrants, which are exercisable for shares of the Company’s common stock, are remeasured at fair value at each reporting period. As of March 31, 2025, the warrants were revalued at approximately $5.0 million, resulting in a $0.4 million decrease in the liability as compared to December 31, 2024. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the consolidated statements of cash flows.

The fair value of the outstanding Series A derivative warrants was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of March 31, 2025:

March 31, 2025
Market Price	$0.62
Exercise Price	$0.57
Dividend Yield	–%
Volatility	86.55%
Risk-free Interest Rate	4.04%
Expected Life of Warrants	4.72

The fair value of the outstanding Series A derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	102%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	5.00

The fair value of the outstanding Series B derivative warrants was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of March 31, 2025:

March 31, 2025
Market Price	$0.62
Exercise Price	$0.57
Dividend Yield	–%
Volatility	64.30%
Risk-free Interest Rate	4.04%
Expected Life of Warrants	1.22

The fair value of the outstanding Series B derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	83%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	1.50

Note 17: Supplemental Financial Statement Information

Other Expense, net

Components of Other Expense, net, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest Expense (a)	$(128)	$(203)

Gain on Revaluation of Warrants (b)	$446	$37
Loss on Revaluation of Equity Investment in YFE (c)	(3,640)	–
Realized Gain (Loss) on Marketable Securities Investments (d)	4	(141)
Gain (Loss) on Foreign Exchange (e)	667	(650)
Loss on Debt Settlement (f)	(944)	–
Interest Income (g)	54	53
Finance Lease Interest Expense (h)	(4)	(30)
Other (i)	33	164
Other Expense, net	$(3,384)	$(567)

(a)	Interest Expense during the three months ended March 31, 2025 primarily consisted of $0.1 million of interest incurred on production facilities and bank indebtedness. Interest Expense during the three months ended March 31, 2024 primarily consisted of $0.2 million of interest incurred on production facilities and bank indebtedness.
(b)	The Gain on Revaluation of Warrants during the three months ended March 31, 2025 is related to the changes in fair value of the outstanding 7,894,736 Series A and 7,894,736 Series B warrants classified as a liability due to a decrease of expiration period. The Gain on Revaluation of Warrants recorded during the three months ended March 31, 2024 is related to the remeasurement of 89,286 outstanding liability warrants which expired in March 2025.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $3.6 million recorded in the three months ended March 31, 2025, is a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(d)	The Realized Gain on Marketable Securities Investments of $4,454 recorded during the three months ended March 31, 2025 is attributable to the sale of U.S. Treasury securities. The Realized Loss on Marketable Securities Investments of $0.1 million recorded during the three months ended March 31, 2024, reflects the loss that was not recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(e)	The Gain on Foreign Exchange during the three months ended March 31, 2025 primarily related to the revaluation of the YFE investment, resulting in a gain of $0.7 million due to the depreciation of U.S. dollar as compared to three months ended March 31, 2024 in which a loss of $0.6 million was recognized.
(f)	In April 2025, the Company entered into a settlement agreement with YFE related to the Shareholder Loan Agreement. As the settlement was considered probable and the loss reasonably estimable as of March 31, 2025, the Company recorded a loss of approximately $1 million during the three months ended March 31, 2025.
(g)	Interest Income during the three months ended March 31, 2025 and 2024 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the Shareholder Loan. Each of these sources was individually immaterial.
(h)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	Other Income is primarily related to late fees from select clients on a payment plan.

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

For the three months ended March 31, 2025, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance. For the three months ended March 31, 2024, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance.

During the three months ended March 31, 2025 the Company did not record an income tax expense. As of March 31, 2025 and December 31, 2024, net deferred liability was $1.3 million and $1.3 million, respectively.

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

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of March 31, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating Leases	$1,187	$1,585	$1,356	$1,011	$1,048	$2,149	$8,336
Finance Leases	193	51	–	–	–	–	244
Employment Contracts	2,114	839	538	498	–	–	3,989
Consulting Contracts	2,580	769	–	–	–	–	3,349
Debt	7,791	–	–	–	–	–	7,791
Production Financing	484	–	–	–	–	–	484
	$14,349	$3,244	$1,894	$1,509	$1,048	$2,149	$24,193

Leases

The present value discount of the minimum operating lease payments above was $2.2 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $6.2 million recorded as of March 31, 2025 on the Company’s condensed consolidated balance sheet.

Employment contracts

The Company has entered into employment agreements with certain key executives, which remain in effect for fixed terms. Under these agreements, the executives receive a base salary, subject to potential reviews at the discretion of the Board of Directors. Some of these agreements also include provisions for severance benefits in certain circumstances. As a result, the Company's commitments under these agreements represent future salary or severance payments obligations.

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

In May 2024, the Company entered into a license agreement for the animated television series Andrew the Big BIG Unicorn, under which it committed to provide a non-refundable advance to one of the co-producers. As of March 31, 2025, approximately $0.5 million of the committed advance remains unpaid and is expected to be funded in 2025. The advance is recoupable from future distribution and licensing revenues generated within the Company’s licensed territories.

Note 20: Related Party Transactions

Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the three months ended March 31, 2025 and 2024, Mr. Heyward did not earn any executive producer fees. Mr. Heyward also earned his $55,000 quarterly bonus during the three months ended March 31, 2025 and 2024.

On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the three months ended March 31, 2025 and 2024, Mr. Heyward has not earned royalties from musical compositions.

On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter, prorated for the three months ended March 31, 2024, for services rendered to Wow. During the three months ended March 31, 2025 and 2024, Mr. Heyward earned $100,000 in creative producer fees.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an industry standard royalty on all sales made by AHAA utilizing the licensed content. During the three months ended March 31, 2025 and 2024, Mr. Heyward has not earned royalties from this agreement.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest were to be repaid by no later than June 30, 2026. On April 27, 2025, the Company entered into a settlement agreement with YFE to resolve the outstanding Shareholder Loan Agreement. Pursuant to the settlement, the Company accepted a reduced repayment amount of $0.4 million, payable in two installments no later than June 2025, in full satisfaction of the loan balance. Although the settlement agreement became effective in April 2025, the Company recorded an adjustment to the balance of the loan and recognized a loss of approximately $0.9 million during the three months ended March 31, 2025, as the negotiations were at an advanced stage and the transaction was considered probable and reasonably estimable. As of March 31, 2025, $0.4 million is included within current assets on the Company’s condensed consolidated balance sheets.

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly income was $595 during the three months ended March 31, 2025 and 2024 and recorded within Other Expense, net in the Company's condensed consolidated statements of operations.

During the quarter ended September 30, 2024, the Company entered into a one year consulting agreement with a related party for office space interior design services. The agreement was subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The monthly expense was $595 and $0 during the three months ended March 31, 2025 and 2024, respectively, and was recorded within General and Administrative expenses in the Company's condensed consolidated statements of operations.

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

The Company’s chief operating decision maker (“CODM”) uses revenue and net income (loss) to evaluate the profitability and performance of each operating segment. The CODM does not evaluate the operating segments using asset information and it is therefore not disclosed. Segment operating expenses include operating expenses directly attributable to the segment as well as certain shared corporate administration services and other costs which are allocated to the reportable segments, such as legal expenses, human resources expenses, accounting expenses, insurance expenses, and corporate facilities expenses. Segment operating expenses exclude certain non-recurring items and other costs, such as interest expense, interest income, share-based compensation expense, and taxes. The Company’s CODM evaluates the performance of each reportable segment based on segment operating income (loss) because it provides insight to operational leverage and other operational metrics for each segment.

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

The CEO (CODM) reviews revenue and net operating results, as allocated based on the nature of the business activity.

The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended March 31,
	2025	2024
Total Revenues:
Content Production and Distribution	$8,637	$5,192
Media Advisory and Advertising Services	867	886
Total Revenues	$9,504	$6,078

Net Loss:
Content Production and Distribution	$(6,026)	$(6,739)
Media Advisory and Advertising Services	(500)	(306)
Total Net Loss Attributable to Kartoon Studios, Inc.	$(6,526)	$(7,045)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
Total Revenues:
United States	$4,726	$3,181
Canada	3,026	140
United Kingdom	1,712	2,559
Other	40	198
Total Revenues	$9,504	$6,078

Additional considerations include the use of segment-level budgets and forecasts created by Mainframe Studios, Frederator and Kartoon Studios at the entity level. The additional financial information prepared by the segment managers is discussed at length in meetings with the CODM. The Company determines that the revenue information reviewed by the CODM, combined with the financial information discussed with the segment managers is sufficiently detailed to allow the CODM to assess each component’s performance and make resource allocation decisions. Kartoon Studios, Frederator and Mainframe Studios are separate entities, although according to ASC 280-10-50-11 all criteria are met in order to present result in aggregation.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	Three Months Ended March 31, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$8,637	$867	$9,504

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	6,791	79	6,870
General and Administrative Expenses	3,674	1,266	4,940
Other Expenses	–	–	–
Segment results:	$(1,828)	$(478)	$(2,306)

Reconciliation of net (loss) income:
Depreciation Expense	$639	$47	$686
Interest Expense	128	–	128
Stock Based Compensation	87	–	87
Tax provision	–	–	–
Other	3,409	(25)	3,384
Net Loss Attributable to Non-Controlling Interests	(65)	–	(65)

Net Loss Attributable to Kartoon Studios, Inc.	$(6,026)	$(500)	$(6,526)

	Three Months Ended March 31, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$5,192	$886	$6,078

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	4,757	12	4,769
General and Administrative Expenses	5,128	1,282	6,410
Other Expenses	–	5	5
Segment results:	$(4,693)	$(413)	$(5,106)

Reconciliation of net (loss) income:
Depreciation Expense	$908	$54	$962
Interest Expense	203	–	203
Stock Based Compensation	226	–	226
Tax provision	–	–	–
Other	728	(161)	567
Net Loss Attributable to Non-Controlling Interests	(19)	–	(19)

Net Loss Attributable to Kartoon Studios, Inc.	$(6,739)	$(306)	$(7,045)

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 22: Subsequent Events

Subsequent to March 31, 2025, the Company sold marketable securities and received proceeds of $1.0 million. Additionally, the Company redeemed marketable securities and received proceeds of $0.3 million.

Subsequent to March 31, 2025, the fair value of the Company’s investment in YFE experienced a decline due to a decrease in YFE’s stock price. As of May 14, 2025, the share price of YFE was €1.19 compared to €1.81 as of March 31, 2025. The Company will continue to monitor the investment for any further developments and assess any potential accounting implications.

Effective April 1, 2025, the Company’s subsidiary, Beacon Communications, executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor, and completed the sale of related furniture assets.

On May 14, 2025, at the Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved an amendment to the 2020 Plan to increase the aggregate number of shares of the Company’s common stock available for awards under the 2020 Plan by 5,000,000 shares. The Company’s stockholders also approved the issuance of up to an aggregate of 17,447,366 shares of the Company’s Common Stock upon the exercise of the Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, and the Placement Agent Common Stock Purchase Warrants issued in connection with the offering that closed on December 18, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2025 and 2024. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 (“The 2024 Annual Report”), and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Our production services business is focused on creating high-quality original and for hire content in the most efficient way possible. To achieve this, our Mainframe Studios division, the main driver of this business, is exploring more ways to improve operations by adopting a more flexible and efficient approach. This includes collaborating with outsource partners and utilizing artificial intelligence (“AI”) technology to streamline processes and drive efficiencies within the organization. With over 1,200 episodes, 70 movies, and three feature films to its credit, the division has partnered with major industry players to produce acclaimed series such as "Barbie Dreamhouse Adventures," "Octonauts: Above & Beyond," “Cocomelon”, and "Unicorn Academy."

Our content distribution business is focused on achieving scale across our networks, including Kartoon Channel!, Frederator, Ameba, and Kartoon Channel! Worldwide. Revenue growth is expected to be driven by the continued focus on licensed content and exploitation of our current content such as with our Stan Lee brand, Shaq's Garage, Rainbow Rangers and many more. Continued profit growth is expected to be realized the more we can scale the business across our platforms. In addition, we have implemented and are continuing to look at AI tools to reduce the cost of operating distribution expenses such as dubbing expenses, video resolution upscaling and converting between 2D and 3D.

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

Results of Operations

Our summary results for the three months ended March 31, 2025 and 2024 are below:

Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production Services	$6,572	$2,763	$3,809	138%
Content Distribution	1,981	2,329	(348)	(15)%
Licensing and Royalties	84	100	(16)	(16)%
Media Advisory and Advertising Services	867	886	(19)	(2)%
Total Revenue	$9,504	$6,078	$3,426	56%

Production Services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the three months ended March 31, 2025 was higher than the Mainframe Studios’ production services revenue recognized during three months ended March 31, 2024 primarily due to the number of active projects in the current quarter.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the three months ended March 31, 2025, decreased by 15% as compared to the three months ended March 31, 2024. The decrease of $0.3 million was due to a decrease of $0.2 million in Frederator’s creator network revenue from YouTube driven by overall less viewership as compared to the prior year period, and a decrease in Kartoon Studios’ content distribution revenue of $0.1 million related to lower volume of licensing agreements signed by the Kartoon Channel! Worldwide division for the broadcast of the channel.

Revenue related to Licensing and Royalties for the three months ended March 31, 2025 decreased by 16% as compared to the three months ended March 31, 2024 primarily due to lower amounts earned from our license deals related to our consumer products agreements and music licensing agreements.

Revenue generated by Media Advisory and Advertising services for the three months ended March 31, 2025 decreased by 2% as compared to the three months ended March 31, 2024 primarily due to lower net renewal activity and media purchases from clients.

Expenses

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$186	$444	$(258)	(58)%
Direct Operating Costs	6,684	4,325	2,359	55%
General and Administrative	5,713	7,603	(1,890)	(25)%
Total Expenses	$12,583	$12,372	$211	2%

The decrease in Marketing and Sales expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a decrease in advertising efforts aimed at promoting the Kartoon Studios branding.

Direct Operating Costs during the three months ended March 31, 2025 consisted of salaries and related expenses for animation production services employees of Mainframe Studios and Frederator. The remainder of Direct Operating Costs consisted of creator network channel expenses, content licensing, and production costs, including participation expenses related to profit-sharing obligations with various animation studios, post-production studios, writers, directors, musicians, and other creative talent, as well as amortization and any write-downs of film and television costs. The increase during the three months ended March 31, 2025 was primarily due to an increase in salary costs and headcount included in Production Services related to new projects that began in the current quarter compared to the same period of the prior year.

The decrease in General and Administrative expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a decrease of $0.6 million in depreciation expense related to the property and equipment impairment recorded in prior year, a reduction of $1.4 million in overhead costs primarily due to cost-saving initiatives, and a $0.1 million decrease in share-based compensation expense.

During the three months ended March 31, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets for impairment. As a result, we concluded that impairment charges to those assets were not required. Furthermore, we concluded that no indicators of impairment or triggering events were identified during the period.

Other Expense, net

Components of Other Expense, net, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest Expense (a)	$(128)	$(203)

Gain on Revaluation of Warrants (b)	$446	$37
Loss on Revaluation of Equity Investment in YFE (c)	(3,640)	–
Realized Gain (Loss) on Marketable Securities Investments (d)	4	(141)
Gain (Loss) on Foreign Exchange (e)	667	(650)
Loss on Debt Settlement (f)	(944)	–
Interest Income (g)	54	53
Finance Lease Interest Expense (h)	(4)	(30)
Other (i)	33	164
Other Expense, net	$(3,384)	$(567)

(a)	Interest Expense during the three months ended March 31, 2025 primarily consisted of $0.1 million of interest incurred on production facilities and bank indebtedness. Interest Expense during the three months ended March 31, 2024 primarily consisted of $0.2 million of interest incurred on production facilities and bank indebtedness.
(b)	The Gain on Revaluation of Warrants during the three months ended March 31, 2025 is related to the changes in fair value of the outstanding 7,894,736 Series A and 7,894,736 Series B warrants classified as a liability due to a decrease of expiration period. The Gain on Revaluation of Warrants recorded during the three months ended March 31, 2024 is related to the remeasurement of 89,286 outstanding liability warrants which expired in March 2025.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $3.6 million recorded in the three months ended March 31, 2025, is a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(d)	The Realized Gain on Marketable Securities Investments of $4,454 recorded during the three months ended March 31, 2025 is attributable to the sale of U.S. Treasury securities. The Realized Loss on Marketable Securities Investments of $0.1 million recorded during the three months ended March 31, 2024, reflects the loss that was not recovered from the investments due to selling securities and issuers' prepayments of principals on certain mortgage-backed securities.
(e)	The Gain on Foreign Exchange during the three months ended March 31, 2025 primarily related to the revaluation of the YFE investment, resulting in a gain of $0.7 million due to the depreciation of U.S. dollar as compared to three months ended March 31, 2024 in which a loss of $0.6 million was recognized.
(f)	In April 2025, we entered into a settlement agreement with YFE related to the Shareholder Loan Agreement. As the settlement was considered probable and the loss reasonably estimable as of March 31, 2025, we recorded a loss of approximately $0.9 million during the three months ended March 31, 2025.
(g)	Interest Income during the three months ended March 31, 2025 and 2024 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the Shareholder Loan. Each of these sources was individually immaterial.
(h)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	Other Income is primarily related to late fees from select clients on a payment plan.

Liquidity and Capital Resources

As of March 31, 2025,we had cash and restricted cash of $2.8 million, which decreased by $5.6 million as compared to December 31, 2024. The decrease was primarily due to cash used in financing activities of $2.6 million, cash used in operating activities of $1.8 million and cash used in investing activities of $1.2 million. The cash used in financing activities was primarily due to repayments of the production facilities and margin loan, net of proceeds from each, resulting in net cash used of $2.5 million, and payments of lease obligations of $0.1 million. The cash used in operating activities was primarily due to net loss of $6.6 million partially offset by net change in non-cash adjustments of $4.6 million and net change in operating asset and liabilities of $0.2 million. The cash used in investing activities was due to purchase of marketable securities of $1.8 million.

As of March 31, 2025, we held available-for-sale marketable securities with a fair value of $3.2 million. An increase of $1.2 million as compared to December 31, 2024 was due to a purchase transaction during the three months ended March 31, 2025. The available-for-sale securities consist principally of corporate and government debt securities and are also available as a source of liquidity.

As of March 31, 2025 and December 31, 2024, our margin loan balance was $0.4 million and $0.9 million, respectively. During the three months ended March 31, 2025, we borrowed an additional $2.7 million from our investment margin account and repaid $3.2 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.32% and 0.46%, respectively, on average margin loan balances of $0.1 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. We incurred interest expense on the loan of $1,806 and $18,632 during the three months ended March 31, 2025 and 2024, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our condensed consolidated balance sheets.

Over the next 12 months, we expect to use cash primarily to fund ongoing operations, content production, and strategic growth initiatives. Management believes that the future cash needs can be addressed through a combination of actions within its control, including cost reductions, optimization of working capital, and securing licensing and distribution advances. Other potential sources of liquidity that are outside of our control include receipt of IRS Employee Retention Tax Credits, warrant redemptions, or proceeds from capital raises. Any of these could help improve our liquidity position and depend on external factors such as IRS processing timelines, market conditions, and investor participation. Based on current cash balances and the ability to execute on planned initiatives, management believes it has sufficient liquidity to meet its obligations for at least the next 12 months.

Working Capital

As of March 31, 2025, we had total current assets of $25.1 million, including cash of $2.3 million, restricted cash of $0.5 million and marketable securities of $3.2 million, and our total current liabilities were $26.8 million. We had negative working capital of $1.7 million as of March 31, 2025 as compared to working capital of $1.2 million as of December 31, 2024. The decrease of $2.9 million was due to a decrease of $9.5 million in current assets and a decrease of $6.6 million in current liabilities compared to the prior period. A decrease in current assets is primarily driven by a decrease of $5.6 million in cash, a decrease of $4.4 million in accounts receivable and a decrease of $2.0 million in production tax credit receivable position, offset by an increase of $1.2 million in marketable securities investments, an increase of $0.4 million in related party notes receivable balance and an increase $0.7 million in prepaid balance. The decrease in current liabilities is primarily driven by a decrease of $6.0 million in accounts payable, a decrease by $1.8 million in production facilities and a decrease of $0.5 million in margin loan balance, offset by an increase of $1.3 million in accrued expenses and an increase of $0.5 million in accrued salaries.

During the three months ended March 31, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation. We believe that our current cash balances and our investments in available for sale marketable securities are sufficient to support our operations for at least the next twelve months. To meet our short and long-term liquidity needs, we expect to use existing cash and marketable securities balances.

Comparison of Cash Flows for the Three Months Ended March 31, 2025 and March 31, 2024

Our total cash as of March 31, 2025 and March 31, 2024 was $2.3 million and $7.9 million, respectively.

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$(1,822)	$3,845	$(5,667)
Net Cash Provided by (Used in) Investing Activities	(1,186)	2,560	(3,746)
Net Cash Used in Financing Activities	(2,567)	(7,891)	5,324
Effect of Exchange Rate Changes on Cash	(38)	154	(192)
Decrease in Cash	$(5,613)	$(1,332)	$(4,281)

Net Non-cash Expenses

Items necessary to reconcile from net loss to cash used in operating activities included net non-cash expenses of $4.6 million for the three months ended March 31, 2025 as compared to net non-cash expenses of $2.1 million for the three months ended March 31, 2024. The majority of the increase of $2.5 million was primarily due to loss of $3.6 million on the revaluation of our equity investment in YFE securities and a loss of $0.9 million relating to Related Party Notes Receivable settlement agreement that was considered probable during the three months ended March 31, 2025. The increase is offset by an increase of $1.1 million of FX impact on the value of the equity investment in YFE, an increase of $0.4 million in gain related to revaluation of the warrants, a decrease of $0.3 million in amortization of Right-of-Use assets, a decrease of $0.1 million in stock-based compensation expense and a decrease of $0.1 million in realized loss on marketable securities due to the lower sales of our marketable securities prior to their maturity date.

Change in Operating Activities

The net change in operating asset and liability activities from cash used of $8.8 million as of March 31, 2024 to cash used of $0.2 million as of March 31, 2025 was due to a decrease of $6.8 million in operating assets activity and a decrease of $1.8 million in operating liabilities activity. A decrease of in operating assets activity was primarily due to a decrease of $6.1 million in net receipts tax credits during the current year related to completed projects and an increase of $1.0 million in net Film and Television Cost expenditures, offset by a decrease of $0.3 million in outstanding balance of the ERTC receivable. A decrease of in operating liability activity was primarily due to an increase in accounts payable of $1.1 million due to certain legal expenditures being subject to extended payment terms related to potential insurance recovery and a decrease of $0.5 million in deferred revenue, representing less cash received in advance for projects not yet recognized.

Change in Investing Activities

The decrease in cash provided by investing activities of $3.7 million was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $2.0 million during the three months ended March 31, 2025 reflecting fewer sales during the current period. In addition, we made a purchase of additional securities of $1.8 million during the three months ended March 31, 2025.

Change in Financing Activities

The decrease in cash used in financing activities of $5.3 million was primarily due to a decrease in repayments of our production facilities of $4.8 million, a decrease of bank indebtedness repayment of $2.8 million and a decrease in lease payments of $0.3 million, offset by increase in repayments of margin loan of $2.3 million along with a decrease in borrowings from our margin loan of $0.4 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $24.2 million as of March 31, 2025, of which about $14.3 million could be owed within one year. Included in the amount that could be due within one year is the margin loan current balance of $0.4 million and production facilities of $7.5 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of March 31, 2025, we had $0.2 million in commitments for capital expenditures, related to equipment leases.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2024 Annual Report and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2024 Annual Report describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025 our disclosure controls and procedures ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, were ineffective, due to a material weakness related to Information Technology General Control area.

Material Weakness in Internal Control over Financial Reporting

As disclosed in Item 9A, Controls and Procedures of our 2024 Annual Report, our management identified the following material weaknesses in our internal control over financial reporting, which is observed in many small companies with a small number of accounting and financial reporting staff:

•     Inadequate design of user access provisioning/deprovisioning controls and inadequate segregation of duties on certain controls or processes, related to our information technology general controls (ITGC).

The management has discussed this matter and developed a remediation plan including transitioning some of the administrative responsibilities to a third-party service provider. We remain committed to completing the final phase of our remediation plan in the second quarter of 2025 and strengthening our overall control environment.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2025, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation:

On February 4, 2025, the District Court issued an order granting in part and denying in part the renewed motion to dismiss and denying Plaintiffs’ motion for leave to file a sur-reply. The District Court dismissed all claims against Mr. Denton, and claims against the Company and Mr. Heyward based on all but one of the complained-of statements. However, the District Court determined that Plaintiffs had adequately pled a Section 10(b) claim based on March 2020 statements concerning the number of times that the Rainbow Rangers cartoon was airing on Nickelodeon. As to the other alleged misstatements that were dismissed, and as to any claims against Mr. Denton, the District Court granted Plaintiffs leave to amend their pleading another time. On March 3, 2025, Plaintiffs filed a Third Amended Complaint, seeking again to assert claims against the Company and Mr. Heyward related to the four alleged misstatements that survived the Ninth Circuit appeal; they did not replead any claims against Mr. Denton. On April 14, 2025, defendants filed a motion to dismiss the Third Amended Complaint. We are currently awaiting Plaintiffs’ opposition to that motion, which is due in mid-May. Briefing extends into late June, and a hearing has been scheduled for July 14, 2025. We cannot predict the outcome of the motion.

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

The matter was remanded to the District Court in May 2024. By order entered June 4, 2024, the Court directed the defendants to file a renewed motion to dismiss on a schedule to be proposed by the parties. Consistent with that order, Defendants filed their renewed motion on July 29, 2024. Plaintiffs filed the opposition to the motion on September 16, 2024, and Defendants filed a reply brief on October 16, 2024. The District Court subsequently vacated the hearing on the renewed motion to dismiss (including plaintiffs’ motion for leave to file a sur-reply) that had been scheduled for November 4, 2024, determining that the matter could be resolved by the Court based on the parties' written submissions.

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

Except as set forth below, there have been no material changes to the Risk Factors set forth in our 2024 Annual Report.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. During the three months ended March 31, 2025, we generated total revenues of $9.5 million and incurred a net loss of $6.6 million, while for the same period the previous year, we generated total revenue of $6.1 million and incurred a net loss of $7.1 million, respectively. For the year ended December 31, 2024, we generated net revenues of $32.6 million and incurred a net loss attributable to Kartoon Studios Inc. of $20.7 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

Changes in U.S. trade policy, including proposed tariffs on foreign-produced content, could adversely impact our business operations, particularly due to our reliance on animation production services based in Canada and Asia.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods. Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policies, making it more difficult or costly for us to conduct our international and domestic operations. As an example, on May 4, 2025, President Trump announced an intention to impose tariffs on films made outside of the United States. Although our parent company is based in the United States, our primary animation production operations are located in Canada. The scope of the proposed tariffs is not yet finalized and there is a risk that such measures could be extended to include animated content produced internationally. Our business operations, financial condition, and results of operations could be significantly affected by such a measure and the potential expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures by other countries that could disrupt our established operations. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our profit margin on certain services.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our services, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition, and results of operations.

The loss of one or a few significant customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. During the three months ended March 31, 2025, we had four customers from which our total revenue exceeded 10% of our total condensed consolidated revenue. These customers collectively accounted for 85.1% of the total revenue. As of March 31, 2025, we had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 53.2% of the total accounts receivable as of March 31, 2025. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of March 31, 2025, approximately 45,486,817 shares of common stock of the 47,785,248 shares of common stock issued are outstanding and freely trading. As of March 31, 2025, there were 24,165,466 warrants outstanding. Lastly, as of March 31, 2025, there are 946,320 shares of common stock underlying outstanding options granted, 972,912 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 6,382,678 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended March 31, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
10.1	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2025)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

May 15, 2025	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

May 15, 2025		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

