Form 10-Q
period 2025-06-30
Kartoon Studios, Inc.
filed 2025-08-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 47,984,466 shares of common stock outstanding.

Kartoon Studios, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Kartoon Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,056	$7,879
Restricted Cash	512	506
Investments in Marketable Securities (amortized cost of $700 and $2,116, respectively)	687	2,029
Accounts Receivable (net of allowance of $94 and $239, respectively)	7,043	11,982
Tax Credits Receivable (net of allowance of $316 and $187, respectively)	12,287	10,295
Other Receivable	1,531	1,367
Prepaid Expenses and Other Assets	1,347	606
Total Current Assets	25,463	34,664

Noncurrent Assets:
Property and Equipment, net	1,886	2,053
Operating Lease Right-of-Use Assets, net	5,552	5,847
Finance Lease Right-of-Use Assets, net	487	278
Notes and Accounts Receivable from Related Party	–	1,352
Film and Television Costs, net	4,093	2,621
Tax Credits Receivable (net of allowance of $393 and $421, respectively)	2,227	2,384
Investment in Your Family Entertainment AG	10,773	16,429
Intangible Assets, net	19,404	19,722
Other Assets	118	117
Total Assets	$70,003	$85,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,772	$11,954
Participations Payable	1,073	1,427
Accrued Expenses	1,278	405
Accrued Salaries and Wages	1,916	1,213
Deferred Revenue	6,510	5,997
Margin Loan	116	900
Production Facilities, net	10,609	9,220
Current Portion of Operating Lease Liabilities	1,018	1,002
Current Portion of Finance Lease Liabilities	264	249
Due to Related Party	–	8
Other Current Liabilities	804	1,065
Total Current Liabilities	30,360	33,440

Noncurrent Liabilities:
Deferred Revenue	3,369	3,371
Operating Lease Liabilities, Net Current Portion	5,025	5,359
Finance Lease Liabilities, Net Current Portion	210	54
Deferred Tax Liability, net	1,336	1,301
Warrant Liability	–	5,477
Other Noncurrent Liabilities	28	5
Total Liabilities	40,328	49,007

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	–	–
Series B Preferred Stock, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	–	–
Common Stock, $0.001 par value, 190,000,000 and 190,000,000 shares authorized, 47,982,835 and 46,285,078 shares issued and 47,906,569 and 46,209,081 outstanding as of June 30, 2025 and December 31, 2024, respectively	48	45
Additional Paid-in Capital	783,860	777,930
Treasury Stock at Cost, 76,266 and 75,997 shares of common stock as of June 30, 2025 and December 31, 2024, respectively	(340)	(340)
Accumulated Deficit	(751,975)	(739,285)
Accumulated Other Comprehensive Loss	(3,238)	(3,379)
Total Kartoon Studios, Inc. Stockholders' Equity	28,355	34,971
Non-Controlling Interests in Consolidated Subsidiaries	1,320	1,489
Total Stockholders' Equity	29,675	36,460

Total Liabilities and Stockholders’ Equity	$70,003	$85,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Production Services	$7,359	$5,095	$13,931	$7,858
Content Distribution	1,992	2,396	3,973	4,725
Licensing and Royalties	86	27	170	127
Media Advisory and Advertising Services	842	866	1,709	1,752
Total Revenues	10,279	8,384	19,783	14,462

Operating Expenses:
Marketing and Sales	167	292	353	736
Direct Operating Costs	7,113	5,845	13,797	10,170
General and Administrative	6,214	6,908	11,927	14,511
Total Operating Expenses	13,494	13,045	26,077	25,417

Loss from Operations	(3,215)	(4,661)	(6,294)	(10,955)

Interest Expense	(165)	(246)	(293)	(449)
Other Expense, net	(2,887)	(1,016)	(6,271)	(1,583)

Net Loss	(6,267)	(5,923)	(12,858)	(12,987)

Net Loss Attributable to Non-Controlling Interests	104	50	169	69

Net Loss Attributable to Kartoon Studios, Inc.	$(6,163)	$(5,873)	$(12,689)	$(12,918)

Net Loss per Share (Basic)	$(0.13)	$(0.15)	$(0.27)	$(0.35)
Net Loss per Share (Diluted)	$(0.13)	$(0.15)	$(0.27)	$(0.35)

Weighted Average Shares Outstanding (Basic)	47,805,923	38,386,420	47,252,544	36,842,083
Weighted Average Shares Outstanding (Diluted)	47,805,923	38,386,420	47,252,544	36,842,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss	$(6,267)	$(5,923)	$(12,858)	$(12,987)
Change in Accumulated Other Comprehensive Income:
Change in Unrealized Gain on Marketable Securities	11	43	45	63
Realized Loss on Marketable Securities Reclassified from AOCI into Earnings	32	216	28	357
Foreign Currency Translation Adjustments	37	(52)	68	(236)
Total Change in Accumulated Other Comprehensive Income	80	207	141	184
Total Comprehensive Net Loss	$(6,187)	$(5,716)	$(12,717)	$(12,803)
Net Loss Attributable to Non-Controlling Interests	104	50	169	69
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(6,083)	$(5,666)	$(12,548)	$(12,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2024	46,209,081	$46	–	$–	$777,930	75,997	$(340)	$(739,286)	$(3,379)	$1,489	$36,460

Issuance of Common Stock for Services	14,990	–	–	–	3	–	–	–	–	–	3
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	99,177	1	–	–	27	134	–	–	–	–	28
Share Based Compensation	–	–	–	–	87	–	–	–	–	–	87
Stock Options Granted to Consultants, Net	–	–	–	–	8	–	–	–	–	–	8
Warrant Exercise	1,462,000	1	–	–	–	–	–	–	–	–	1
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	30	–	30
Currency Translation Adjustment	–	–	–	–	–	–	–	–	31	–	31
Net Loss	–	–	–	–	–	–	–	(6,526)	–	(65)	(6,591)

Balance, March 31, 2025	47,785,248	$48	–	$–	$778,055	76,131	$(340)	$(745,812)	$(3,318)	$1,424	$30,057

Issuance of Common Stock for Services	77,292	–	–	–	52	–	–	–	–	–	52
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	44,029	–	–	–	–	135	–	–	–	–	–
Share Based Compensation	–	–	–	–	48	–	–	–	–	–	48
Stock Options Granted to Consultants, Net	–	–	–	–	(4)	–	–	–	–	–	(4)
Warrant Reclassification	–	–	–	–	5,709	–	–	–	–	–	5,709
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	43	–	43
Currency Translation Adjustment	–	–	–	–	–	–	–	–	37	–	37
Net Loss	–	–	–	–	–	–	–	(6,163)	–	(104)	(6,267)

Balance, June 30, 2025	47,906,569	$48	–	$–	$783,860	76,266	$(340)	$(751,975)	$(3,238)	$1,320	$29,675

(continued)

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	53,497	–	–	–	74	–	–	–	–	–	74
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	49,949	–	–	–	–	–	–	–	–	–	–
Fractional Shares Issued Upon Reverse Stock Split	–	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	226	–	–	–	–	–	226
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	161	–	161
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(184)	–	(184)
Net Loss	–	–	–	–	–	–	–	(7,045)	–	(19)	(7,064)

Balance, March 31, 2024	35,351,190	$352	1	$–	$774,286	75,473	$(339)	$(725,591)	$(3,906)	$1,672	$46,474

Issuance of Common Stock for Services	73,745	–	–	–	83	–	–	–	–	–	83
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	38,582	–	–	–	25	217	–	–	–	–	25
Proceeds from Securities Purchase Agreement, Net	4,000,000	4	–	–	3,325	–	–	–	–	–	3,329
Proceeds From Warrant Exchange, net	–	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	164	–	–	–	–	–	164
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	259	–	259
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(52)	–	(52)
Net Loss	–	–	–	–	–	–	–	(5,873)	–	(50)	(5,923)

Balance, June 30, 2024	39,463,517	$356	1	$–	$777,883	75,690	$(339)	$(731,464)	$(3,699)	$1,622	$44,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(12,858)	$(12,987)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization of Film and Television Costs	107	144
Depreciation and Amortization of Property, Equipment and Intangible Assets	1,277	1,201
Amortization of Right-of-Use Asset	530	971
Amortization of Premium on Marketable Securities	7	44
Share Based Compensation Expense	135	390
Impairment of Film and Television Costs	–	17
Loss on Settlement of Related Party Note	1,344	–
Gain on Early Lease Termination	(4)	–
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	7,418	881
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	(1,761)	596
Loss (Gain) on Warrant Revaluation	232	(60)
Realized Loss on Marketable Securities	28	357
Stock Issued for Services	81	158
Stock Options Issued for Services	4	–
Credit Loss Expense	61	114
Other Non-Cash Items	13	3

Decrease (Increase) in Operating Assets:
Accounts Receivable	5,050	5,322
Other Receivable	(149)	(270)
Tax Credits Earned (less capitalized)	(5,889)	(4,128)
Tax Credits Received, net	5,069	10,251
Film and Television Costs, net	(1,952)	(440)
Prepaid Expenses and Other Assets	(750)	(513)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(5,221)	(6,592)
Accrued Salaries and Wages	656	52
Accrued Expenses	872	384
Accrued Production Costs	11	643
Participations Payable	(366)	(441)
Deferred Revenue	213	1,682
Lease Liability	(447)	(413)
Due From (To) Related Party	3	(1)
Other Liabilities	(4)	(19)
Net Cash Used in Operating Activities	$(6,290)	$(2,654)

Cash Flows from Investing Activities:
Repayments from Related Party for Notes Receivable	–	45
Proceeds from Sales and Maturities of Marketable Securities	3,152	5,514
Investment in Marketable Securities	(1,771)	–
Investment in Intangible Assets, net	–	(7)
Purchase of Property and Equipment	(80)	(34)
Net Cash Provided by Investing Activities	$1,301	$5,518

Cash Flows from Financing Activities:
Proceeds from Margin Loan	5,223	6,297
Repayments of Margin Loan	(6,005)	(6,022)
Proceeds from Production Facilities	5,221	4,285
Repayment of Production Facilities	(4,476)	(9,653)
Repayments of Bank Indebtedness, net	–	(2,628)
Proceeds from Securities Purchase Agreements	–	3,329
Principal Payments on Finance Lease Obligations	(208)	(389)
Debt Issuance Costs	(29)	(48)
Shares Withheld for Taxes on Vested Restricted Shares	–	25
Proceeds from Warrant Exercise	1	–
Net Cash Used in Financing Activities	$(273)	$(4,804)

Effect of Exchange Rate Changes on Cash	(555)	586

Net Decrease in Cash and Restricted Cash	(5,817)	(1,354)
Beginning Cash and Restricted Cash	8,385	4,095
Ending Cash and Restricted Cash	$2,568	$2,741

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$35	$75

Non-Cash Operating Activities
Reduction in Leased Asset Due to Modified Lease Liability	$106	$–

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$356	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2025

Note 1: Organization and Business

Organization and Nature of Business

Kartoon Studios, Inc. (formerly Genius Brands International, Inc.) (the “Company”, “Kartoon Studios” or “we,” “us” or “our”) is a global content and brand management company focused on the creation, production, licensing, and distribution of multimedia animated content for children. Led by experienced industry personnel, the Company’s core business includes original intellectual property (“IP”) development, third-party IP production services, media agency, and content monetization through licensing and owned distribution platforms.

Kartoon Studios’ owned and produced titles include Stan Lee’s Superhero Kindergarten (starring Arnold Schwarzenegger), Llama Llama (starring Jennifer Garner), Rainbow Rangers, KC! Pop Quiz, and Shaq’s Garage (starring Shaquille O’Neal). The Company’s library also includes titles such as Baby Genius, Thomas Edison’s Secret Lab, Warren Buffett’s Secret Millionaires Club, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space, and Castlevania. The Company maintains a strategy of leveraging owned IP and third-party relationships to expand distribution and consumer product licensing.

Kartoon Studios also owns WOW Unlimited Media Inc. (“WOW”), through which the Company established its affiliate relationship with Mainframe Studios—one of the largest animation production studios globally. In addition, Wow owns Frederator Networks Inc. (“Frederator”) along with its Channel Frederator Network. Mainframe Studios is a producer-for-hire for several major streaming platforms and IP holders. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and three feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies. Frederator operates a leading animation-focused creator network on YouTube encompassing over 2,500 channels. Frederator Studios has developed and produced original programming in partnership with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation, and Amazon.

The Company distributes its content across streaming platforms, linear television, and its ad-supported and subscription-based video-on-demand services and apps, including Kartoon Channel! and Ameba TV. Distribution partners include: YouTube, YouTube Kids, Amazon Prime Video, Amazon Fire, Roku, Apple TV, iOS, Android TV, Android mobile, XBox, Pluto TV, Xumo, Tubi, Samsung TV Plus, Google TV, Cox, DISH, Sling TV, KartoonChannel.com, and smart TVs from Samsung and LG. The Company also licenses content to third-party networks and streaming services globally, including Netflix, Paramount+, HBO Max, and Nickelodeon.

The Company owns Ameba Inc. (“Ameba”), a Canadian-based subscription streaming service with a focus on educational and entertainment content for younger children. As a cornerstone of the Company’s subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms.

The Company also owns The Beacon Media Group, LLC and The Beacon Communications Group, Ltd. (collectively, “Beacon”), a specialized media and marketing agency focused on children’s and family audiences. Beacon represents over 20 kids and family clients, including Bandai Namco, Moose Toys, Bazooka Brands, Goliath Games, Playmates Toys, Cepia LLC, and Zebra Pens.

Through its investment in Germany-based Your Family Entertainment AG (“YFE”), a publicly listed company on the Frankfurt Stock Exchange (RTV: FWB), the Company holds a strategic interest in one of Europe’s leading independent children’s content providers, with a catalog of approximately 150 titles and 3,500 half-hour episodes.

The Company holds a controlling interest in Stan Lee Universe, LLC (“SLU”), which owns the intellectual property rights to Stan Lee’s name, likeness, signature, and associated IP assets.

Kartoon Studios’ common stock is listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “TOON.”

Liquidity, Going Concern, and Capital Resources

As of June 30, 2025, the Company had cash and restricted cash of $2.6 million, which decreased by $5.8 million as compared to December 31, 2024. The decrease was primarily due to cash used in operating activities of $6.3 million, cash used in financing activities of $0.3 million, the effect of exchange rate of $0.6 million, offset by cash provided by investing activities of $1.3 million. The cash used in operating activities was primarily due to net loss of $12.9 million and net change in operating asset and liabilities of $2.9 million, partially offset by net change in non-cash adjustments of $9.5 million. The cash used in financing activities was primarily due to payments of lease obligations of $0.2 million and repayments of the production facilities and margin loan, net of proceeds from each, resulting in net cash used of $0.1 million. The cash provided by investing activities of $1.3 million was primarily due to proceeds from the sale and maturities of marketable securities of $3.2 million, offset by the investment in marketable securities of $1.8 million.

As of June 30, 2025, the Company held available-for-sale marketable securities with a fair value of $0.7 million,a decrease of $1.3 million as compared to December 31, 2024, due to a sale of securities during the six months ended June 30, 2025. The available-for-sale securities consist of government debt securities and are also available as a source of liquidity.

In accordance with Accounting Standards Codification (“ASC”), Presentation of Financial Statements - Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

Historically, the Company has incurred net losses. For the six months ended June 30, 2025 and 2024, the Company reported net losses of $12.9 million and $13.0 million, respectively. The Company reported net cash used in operating activities of $6.3 million, and cash used in operating activities of $2.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $752.0 million and total stockholders’ equity of $29.7 million. As of June 30, 2025, the Company had total current assets of $25.5 million, including cash of $2.1 million, restricted cash of $0.5 million, and marketable securities of $0.7 million, and total current liabilities of $30.4 million. The Company had negative working capital of $4.9 million as of June 30, 2025, compared to working capital of $1.2 million as of December 31, 2024. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and concluded, that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, the Company has financed its operations primarily through revenue generated from operations, loans and sales of its securities, and the Company expects to continue to seek and obtain additional capital in a similar manner. In order to address the Company’s capital needs, the Company intends to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that the Company will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed. In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. For example, subsequent to the period ending June 30, 2025, in order to improve liquidity, the Company sold certain assets, including CARES Act Employee Retention Tax Credit receivables and 1,500,000 YFE shares. While management is taking these steps to improve liquidity, due to the uncertainty surrounding the successful execution and timing of these plans, substantial doubt continues to exist regarding the Company’s ability to meet its obligations as they become due within one year after the date the financial statements are issued.

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

Foreign Currency Forward Contracts

As of June 30, 2025 and December 31, 2024, the gross amounts of FX forwards in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.1 million and $0.6 million, respectively, recorded within Other Current Liabilities on the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company recorded a realized loss of $24,070 and $0.2 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recorded a realized loss of $20,903 and $0.1 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations.

Trade Accounts Receivable and Allowance for Credit Loss

As of June 30, 2025 and December 31, 2024, the Company recorded an allowance for credit loss of $0.1 million and $0.2 million, respectively.

The following table summarizes the activity in the allowance for credit losses related to trade accounts receivable as of June 30, 2025 and December 31, 2024 (in thousands):

Balance, net as of December 31, 2023	$189
Charged to costs and expenses	64
Recoveries	(14)
Balance, net as of December 31, 2024	$239
Charged to costs and expenses	28
Recoveries	(35)
Write-offs	(138)
Balance, net as of June 30, 2025	$94

Tax Credits Receivable

The Company classifies the majority of its tax credits receivable as current based on their normal operating cycle. As of June 30, 2025, a portion of the Company’s tax credits receivable is presented as a long-term asset due to uncertainty regarding the timing of obtaining the necessary certifications required to process the tax credits. Management will continue to monitor the status of the outstanding items and reclassify the receivable to current when the timing of collection becomes reasonably estimable.

As of June 30, 2025 and December 31, 2024, $14.5 million and $12.7 million in tax credit receivables related to Wow’s film and television productions were recorded, net of $0.7 million and $0.6 million, respectively, recorded as an allowance for credit loss. As of June 30, 2025, $2.2 million in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset. As of December 31, 2024 $2.4 million in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of June 30, 2025 and December 31, 2024, the Company had eight and twelve bank deposit accounts with an aggregate uninsured balance of $0.8 million and $6.7 million, respectively.

The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $0.7 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of June 30, 2025 and December 31, 2024, the Company did not have account balances held at this financial institution that exceed the insured balances.

As of June 30, 2025, the Company’s investment portfolio consists of high-grade, fixed-income U.S. government agency bonds and therefore would not be considered diversified. While this represents a concentration in a single asset class and issuer type, these investments are considered to have minimal credit risk due to the high credit quality of U.S. government agencies. The Company continues to monitor its investment holdings in accordance with its investment policy and believes no significant concentration of credit risk exists with respect to these investments.

During the three months ended June 30, 2025, the Company had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 86.6% of the total revenue. During the three months ended June 30, 2024, the Company had four customers whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 80.9% of the total revenue.

During the six months ended June 30, 2025, the Company had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 85.9% of the total revenue. During the six months ended June 30, 2024, the Company had three customers whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 66.7% of the total revenue.

As of June 30, 2025, the Company had two customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 49.6% of the total accounts receivable as of June 30, 2025. As of December 31, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 53.2% of the total accounts receivable as of December 31, 2024.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.

Fair Value of Financial Instruments

The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
U.S. Agency and Government Sponsored Securities	$–	$687	$687
Total	$–	$687	$687

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

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of June 30, 2025 and December 31, 2024. Refer to Note 5 for additional details.

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

Note 3: Variable Interest Entity

In July 2020, the Company entered into a binding term sheet with POW! Entertainment, LLC. (“POW”) in which the Company agreed to form an entity with POW to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” (“SLU”). POW and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which the Company plans to develop and license multiple properties each year.

During the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, SLU generated an insignificant amount of net loss. There were no contributions or distributions during the six months ended June 30, 2025 and 2024 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Investment in Equity Interest

As of June 30, 2025, the Company owned 6,857,132 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 29% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings. As of June 30, 2025, the fair value of the investment was determined to be $10.8 million recorded within noncurrent assets on the Company’s consolidated balance sheet. The fair value as of June 30, 2025 decreased by net $5.7 million, as compared to December 31, 2024. The net decrease is comprised of the net impact of a decrease in YFE’s stock price, and the effect of foreign currency remeasurement from EURO to USD. The total change in fair value is recorded within Other Income (Expense), net on the Company’s consolidated statement of operations. As of June 30, 2025 and December 31, 2024, the Company’s ownership in YFE was 44.8%. On July 14, 2025, the Company sold 1,500,000 YFE shares for total proceeds of €750,000 as part of its ongoing strategy to optimize its portfolio of assets. Subsequently, the Company’s ownership in YFE decreased to 34.98%.

Note 5: Marketable Securities

The Company classifies its marketable debt securities as available-for-sale (“AFS”) and reports them at fair value in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments.

The investments in marketable securities had an adjusted cost basis of $0.7 million and a market value of $0.7 million as of June 30, 2025. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
U.S. Agency and Government Sponsored Securities	$700	$(13)	$687
Total	$700	$(13)	$687

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

The Company holds 1 AFS security, which was in an unrealized loss position and has been in an unrealized loss position for a period greater than 12 months as of June 30, 2025. The AFS securities held by the Company as of December 31, 2024 had also been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of June 30, 2025 and December 31, 2024, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

Realized losses of $32,145 and $215,612 were recognized in earnings during the three months ended June 30, 2025 and 2024, respectively. Realized losses of $27,691 and $356,786 were recognized in earnings during the six months ended June 30, 2025 and 2024, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities.

The contractual maturities of the Company’s marketable investments as of June 30, 2025 were as follows (in thousands):

Fair Value
Due within 1 year	$687
Total	$687

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Furniture and Equipment	$81	$117
Computer Equipment	824	817
Leasehold Improvements	2,200	2,200
Software	282	250
Property and Equipment, gross	3,387	3,384

Less Accumulated Depreciation	(1,339)	(1,078)
Foreign Currency Translation Adjustment	(162)	(253)
Property and Equipment, net	$1,886	$2,053

During the six months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $0.3 million and $0.2 million, respectively.

During the six months ended June 30, 2025 and 2024, the Company did not incur any impairment charges on its property and equipment.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Operating Lease
Office Lease Assets	$9,332	$9,437
Accumulated Amortization	(3,168)	(2,740)

Finance Lease
Equipment Lease Assets	4,570	4,214
Accumulated Amortization	(3,802)	(3,643)

Right-of-Use Assets, Gross	$6,932	$7,268

Foreign Currency Translation Adjustment	(893)	(1,143)

Leased Right-of-Use Assets, net	$6,039	$6,125

As of June 30, 2025, the weighted-average lease term for the Company’s operating leases was 69 months and the weighted-average discount rate was 11.2%. As of December 31, 2024, the weighted-average lease term for operating leases was 73 months and the weighted-average discount rate was 11.1%.

Effective April 1, 2025, the Company executed a lease reassignment agreement with the landlord for its Ontario office, resulting in the reassignment of one of its suites to a new tenant. The Company continues to lease and occupy remaining space under the original terms of the lease agreement. The reassignment reduced the Company’s leased space from 570 square feet to 74 square feet, and associated rent obligations, but did not change any other conditions of the lease. The modification was accounted for as a partial termination of the lease under ASC 842. Accordingly, the Company remeasured the lease liability as of the effective date of the modification using the discount rate based on the remaining lease term and payments. Based on the modified lease payment terms, the discount rate was determined to be 8.96%, and the remeasured lease liability was $16,042. This represented a reduction of $0.1 million compared to the pre-modification lease liability. The Company adjusted the right-of-use asset based on the proportion of the reduction in the remeasured lease liability, resulting in a reduction of $0.1 million. The Company recognized a gain on lease modification of $4,253 in the consolidated statements of operations. The remaining lease costs of $16,770 will be recognized on a straight-line basis over the remaining lease term.

Operating lease costs during the three months ended June 30, 2025 and 2024 were $0.4 million and $0.7 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations. Operating lease costs during the six months ended June 30, 2025 and 2024 were $0.7 million and $0.8 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

During the three and six months ended June 30, 2025, the Company recorded finance lease costs of $0.1 million and $0.2 million respectively, primarily comprised of ROU amortization of $0.1 million and $0.2 million respectively. During the three and six months ended June 30, 2024, the Company recorded finance lease costs of $0.3 million and $0.7 million, respectively, primarily comprised of ROU amortization of $0.3 million and $0.6 million, respectively. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Expense, net on the Company’s condensed consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of June 30, 2025 and December 31, 2024 (in thousands):

Film and Television Costs, net as of December 31, 2023	$1,295
Additions to Film and Television Costs	1,653
Disposals	(75)
Film Amortization Expense	(231)
Foreign Currency Translation Adjustment	(21)
Film and Television Costs, net as of December 31, 2024	$2,621
Additions to Film and Television Costs	1,566
Disposals	(18)
Film Amortization Expense	(107)
Foreign Currency Translation Adjustment	31
Film and Television Costs, net as of June 30, 2025	$4,093

During the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $0.1 million and $0.2 million, respectively. The Company did not write-down or record any significant impairment charges on film costs during the six months ended June 30, 2025 and 2024.

Note 9: Intangible Assets, net

Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, net

	Weighted Average Remaining Amortization	As of
	Period	June 30, 2025	December 31, 2024
Customer Relationships	5.0	$17,325	$17,325
Digital Networks	12.8	803	803
Trade Names	65.9	9,970	9,970
Intangible Assets, gross		28,098	28,098

Less Accumulated Amortization		(6,821)	(5,822)
Foreign Currency Translation Adjustment		(1,873)	(2,555)
Intangible Assets, net		$19,404	$19,722

During the three months ended June 30, 2025 and 2024, the Company recorded intangible asset amortization expense of $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded intangible asset amortization expense of $1.0 million and $1.0 million, respectively.

Expected future amortization of intangible assets subject to amortization as of June 30, 2025 is as follows (in thousands):

Fiscal Year:
2025	$1,020
2026	2,040
2027	2,040
2028	2,040
2029	2,040
Thereafter	4,724
Total	$13,904

As of June 30, 2025, $5.5 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of June 30, 2025 and December 31, 2024, the Company had aggregate short term and long term deferred revenue of $9.9 million and $9.4 million, respectively. The increase in deferred revenue is primarily related to productions on various shows nearing completion of the project as of June 30, 2025, similar to the progress as of December 31, 2024. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of June 30, 2025 and December 31, 2024, the Company’s margin loan balance was $0.1 million and $0.9 million, respectively. During the six months ended June 30, 2025, the Company borrowed an additional $5.2 million from its investment margin account and repaid $6.0 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.32% and 0.46%, respectively, on average margin loan balances of $0.1 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company incurred interest expense on the loan of $3,062 and $12,429, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred interest expense on the loan of $4,868 and $31,061, respectively, included in Interest Expense on the Company’s condensed consolidated statements of operations. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s condensed consolidated balance sheets.

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

As of June 30, 2025 and December 31, 2024, the Company had an outstanding net balance of USD 10.6 million (CAD 14.5 million), including USD 0.8 million (CAD 1.0 million) of interest, and USD 9.2 million (CAD 13.3 million), including USD 0.8 million (CAD 1.2 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, Production Facilities, net includes unamortized debt issuance costs related to the issuance of production facilities of $0.1 million and $0.1 million, respectively, which were included as a reduction to the carrying amount of production facilities.

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

As of June 30, 2025, the Company has two leases remaining under this facility with finance rates of 7.52% and 8.20%, and remaining lease terms of 5 months and 14 months, respectively.

As of June 30, 2025 and December 31, 2024, the outstanding balances, net of repayments, of $0.2 million (CAD 0.2 million) and $0.3 million (CAD 0.4 million), respectively, were included within current and noncurrent Finance Lease Liabilities, net on the Company’s consolidated balance sheets.

Note 13: Stockholders’ Equity

Common Stock

As of June 30, 2025 and December 31, 2024 the total number of authorized shares of common stock was 190,000,000.

As of June 30, 2025 and December 31, 2024, there were 47,906,569 and 46,209,081 shares of common stock outstanding, respectively.

During the six months ended June 30, 2025 and 2024, the Company issued 95,282 and 127,242 shares of common stock for services, respectively.

During the six months ended June 30, 2025 and 2024, the Company issued 143,206 and 88,531 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations, respectively.

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

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share including 9,944,000 shares of undesignated preferred stock, 6,000 shares designated as 0% Series A Convertible Preferred Stock and 50,000 shares designated as Series C Preferred Stock. The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

As of June 30, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of June 30, 2025 and December 31, 2024, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

During the six months ended June 30, 2025 and 2024, 269 and 217 shares of common stock, respectively, with a cost of $187 and $252, respectively, were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.

Note 14: Stock Options

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the ”2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. Subsequently, on May 14, 2025, the Company’s stockholders approved a further amendment and restatement of the 2020 Plan, providing for an additional increase of 5,000,000 shares of common stock authorized for issuance under the plan. As of June 30, 2025 the maximum number of shares available for issuance was 13,216,767.

During the six months ended June 30, 2025 and 2024, the Company did not grant any stock options.

The following table summarizes the Company’s option activity:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	952,140	4.79	$12.72
Granted	–	–	–
Exercised	–	–	–
Forfeited/Cancelled	(25,547)	–	7.70
Expired	(44,280)	–	16.45
Outstanding at June 30, 2025	882,313	4.58	$12.68

Unvested at June 30, 2025	–	–	–
Vested and exercisable at June 30, 2025	882,313	4.58	$12.68

During the three months ended June 30, 2025 and 2024, the Company recognized $6,486 and $40,317, respectively, in share-based compensation expense related to stock options. During the six months ended June 30, 2025 and 2024, the Company recognized $24,699 and $0.1 million, respectively, in share-based compensation expense related to stock options included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. As of June 30, 2025, the Company had no unrecognized share-based compensation expense related to outstanding stock options. The outstanding options as of June 30, 2025 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan. During the six months ended June 30, 2025 and 2024, the Company granted 180,936 and 194,680 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.1 million and $0.2 million, respectively.

An aggregate of 187,604 shares of common stock were issued during the six months ended June 30, 2025 as a result of RSUs vested during the current and prior periods.

The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2024	870,417	$13.53
Granted	180,936	0.64
Vested	(180,936)	0.64
Forfeited	–	–
Unvested at June 30, 2025	870,417	$13.53

During the three months ended June 30, 2025 and 2024, the Company recognized $0.04 million and $0.1 million, respectively, in share-based compensation expense related to RSUs. During the six months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.3 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expense on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of June 30, 2025 was $13,573 which will be recognized through the fourth quarter of 2026 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the six months ended June 30, 2025 was $0.1 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the six months ended June 30, 2025:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	25,734,752	1.16	$2.19
Granted	–	–	–
Exercised	(1,462,000)	–	0.01
Expired	(116,809)	–	3.61
Forfeitures	–	–	–
Outstanding at June 30, 2025	24,155,943	3.11	$2.32

Exercisable at June 30, 2025	24,155,943	3.11	$2.32

On March 13, 2025, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock expired and were no longer outstanding as of June 30, 2025. In addition, 27,523 warrants previously classified as equity expired during the six months ended June 30, 2025.

On March 5, 2025, 1,462,000 of the pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $1,462. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

On December 18, 2024, the Company issued 7,894,736 Series A derivative warrants and 7,894,736 Series B derivative warrants in connection with the public offering. Upon issuance, the warrants were classified as liabilities as the terms did not allow for settlement in shares in all circumstances, including under the Fundamental Transaction provision. The warrants were initially measured at fair value and remeasured at each reporting period, with changes in fair value recorded in earnings.

On May 14, 2025, the Company’s shareholders approved the settlement of the Series A warrants and Series B warrants in shares in all scenarios, including in the event of a Fundamental Transaction, thereby satisfying the conditions for equity classification. Based on this approval, the Company reevaluated the classification of the warrants under ASC 815-40 and determined that equity classification is appropriate. The warrants were remeasured to fair value immediately before the reclassification. As of May 13, 2025, the warrants were revalued at approximately $5.7 million, resulting in a $0.7 million decrease in the liability as compared to March 31, 2025. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the consolidated statements of cash flows. Subsequently, the total liability of approximately $5.7 million was reclassified to additional paid-in capital.

As of June 30, 2025, the 7,894,736 Series A warrants and 7,894,736 Series B warrants remain outstanding as equity-classified instruments.

The fair value of the outstanding Series A derivative warrants, prior to their reclassification to equity, was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of May 13, 2025:

May 13, 2025
Market Price	$0.65
Exercise Price	$0.57
Dividend Yield	–%
Volatility	86.34%
Risk-free Interest Rate	4.11%
Expected Life of Warrants	5.00

The fair value of the outstanding Series A derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	102%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	5.00

The fair value of the outstanding Series B derivative warrants, prior to their reclassification to equity, was determined by using the Black-Scholes Merton option pricing model based on the following assumptions as of May 13, 2025:

May 13, 2025
Market Price	$0.65
Exercise Price	$0.57
Dividend Yield	–%
Volatility	68.87%
Risk-free Interest Rate	4.11%
Expected Life of Warrants	1.50

The fair value of the outstanding Series B derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

Exercise Price	December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	83%
Risk-free Interest Rate	3.98%
Expected Life of Warrants	1.50

Note 17: Supplemental Financial Statement Information

Other Expense, net

Components of Other Expense, net, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Expense (a)	$(165)	$(246)	$(293)	$(449)

Gain (Loss) on Revaluation of Warrants (b)	(678)	23	(232)	60
Loss on Revaluation of Equity Investment in YFE (c)	(3,778)	(881)	(7,418)	(881)
Realized Loss on Marketable Securities Investments (d)	(32)	(216)	(28)	(357)
Gain (Loss) on Foreign Exchange (e)	1,713	(330)	2,380	(980)
Loss on Debt Settlement (f)	–	–	(944)	–
Interest Income (g)	12	42	66	95
Finance Lease Interest Expense (h)	(6)	(24)	(10)	(54)
Gain on Lease Termination (i)	4	–	4	–
Other (j)	(122)	370	(89)	534
Other Expense, net	$(2,887)	$(1,016)	$(6,271)	$(1,583)

Three Months and Six Months Ended June 30, 2025

(a)	Interest Expense during the three and six months ended June 30, 2025 consisted of $0.2 million and $0.3 million respectively, primarily due to interest incurred on production facilities.
(b)	The Loss on Revaluation of Warrants during the three months ended June 30, 2025 is related to the remeasurement occurred immediately before reclassification of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants from liability to equity. The Loss on Revaluation of Warrants during the six months ended June 30, 2025 consists of $0.7 million Loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants. These Warrants were classified as a liability in the period ended March 31, 2025 and change in their Fair Value resulted in a recorded gain due to a decrease of expiration period.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $3.8 million and $7.4 million, respectively, recorded in the three and six months ended June 30, 2025, is a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(d)	The Realized Loss on Marketable Securities Investments of $32,145 recorded during the three months ended June 30, 2025 is related to the Loss of $37,197 on sale of certain securities prior to the maturity date, offset by the Gain of $5,053 attributable to the sale of U.S. Treasury Securities. The Realized Loss on Marketable Securities Investments of $27,691 recorded during the six months ended June 30, 2025 is related to the Loss of $37,197 on sale of certain securities prior to the maturity date, offset by the Gain of $9,507 attributable to the sale of U.S. Treasury Securities.
(e)	The Gain on Foreign Exchange during the three and six months ended June 30, 2025 primarily related to the revaluation of the YFE investment, resulting in a gain of $1.7 million and $2.4 million, respectively, due to the depreciation of the U.S. dollar against the Euro relative to prior periods..
(f)	In April 2025, a settlement agreement with YFE related to the Shareholder Loan Agreement was finalized. As the settlement was considered probable and the loss reasonably estimable as of March 31, 2025, the Company recorded a loss of approximately $0.9 million during the period ended June 30, 2025.
(g)	Interest Income during the three and six months ended June 30, 2025 and 2024 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the Shareholder Loan. Each of these sources was individually immaterial.
(h)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	On April 1, 2025, a subsidiary, Beacon Communications, executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the period ended June 30, 2025.
(j)	During the three months ended June 30, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to Employee Retention Tax Credit (ERTC) claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Recent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included $11,991 of other income, primarily consisting of late fees from select clients on payment plans. For the six months ended June 30, 2025, other income primarily related to such late fees totaled $50,197.

Three Months and Six Months Ended June 30, 2024

(a)	Interest Expense during the three and six months ended June 30, 2024 consisted of $0.2 million and $0.4 million, respectively, primarily due to interest incurred on production facilities and bank indebtedness.
(b)	The Gain on Revaluation of Warrants recorded during the three and six months ended June 30, 2024 was related to the remeasurement of 89,286 outstanding liability warrants which expired in March 2025.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $0.9 million recorded in the three and six months ended June 30, 2024, was a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excluded the impact of foreign currency recorded separately.
(d)	The Realized Loss on Marketable Securities Investments during the three and six months ended June 30, 2024 reflected the loss that was not recovered from the investments due to selling securities prior to maturity.
(e)	The Gain (Loss) on Foreign Exchange during the three and six months ended June 30, 2024 was primarily related to the revaluation of the YFE investment, resulting in a loss of $0.2 million and $0.6 million, respectively due to the EURO fluctuation to USD, as compared to the prior reporting period. The remaining balance was related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.
(f)	No loss on settlement of debt was recorded during the three and six months ended June 30, 2024.
(g)	Interest Income during the three and six months ended June 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)	The Finance Lease Interest Expense during the three and six months ended June 30, 2024 represented the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	Other Income during the three and six months ended June 30, 2024 was primarily related to late fees from select clients on a payment plan.

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

For the six months ended June 30, 2025, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance. For the six months ended June 30, 2024, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance.

During the six months ended June 30, 2025 the Company did not record an income tax expense. As of June 30, 2025 and December 31, 2024, net deferred tax liability was $1.3 million and $1.3 million, respectively.

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

On July 4, 2025, the President signed H.R. 1 the One Big Beautiful Bill Act into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of June 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating Leases	$780	$1,570	$1,402	$1,058	$1,097	$2,248	$8,155
Finance Leases	187	169	116	29	–	–	501
Employment Contracts	1,713	853	538	498	–	–	3,602
Consulting Contracts	2,572	1,296	–	–	–	–	3,868
Debt	10,724	–	–	–	–	–	10,724
Production Financing	254	–	–	–	–	–	254
	$16,230	$3,888	$2,056	$1,585	$1,097	$2,248	$27,104

Leases

The present value discount of the minimum operating lease payments above was $2.1 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $6.0 million recorded as of June 30, 2025 on the Company’s condensed consolidated balance sheet.

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

In May 2024, the Company entered into a license agreement for the animated television series Andrew the Big BIG Unicorn, under which it committed to provide a non-refundable advance to one of the co-producers. As of June 30, 2025, approximately $0.3 million of the committed advance remains unpaid and is expected to be funded in 2025. The advance is recoupable from future distribution and licensing revenues generated within the Company’s licensed territories.

Note 20: Related Party Transactions

Pursuant to his employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, is entitled to an executive producer fee of $12,500 per one-half hour episode for each episode he provides services as an executive producer. During the six months ended June 30, 2025 and 2024, Mr. Heyward did not earn any executive producer fees. Mr. Heyward also earned his $55,000 quarterly bonus for each quarter during the six months ended June 30, 2025 and 2024.

On August 25, 2022, Mr. Heyward’s employment agreement was amended to include assignment of music royalties to Mr. Heyward for all musical compositions in which he provides services as a composer for or on behalf of the Company, in the event that the Company acquires up to 50% of the writer's share of the royalties for that musical composition. If the Company acquires more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he has the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties. During the six months ended June 30, 2025 and 2024, Mr. Heyward has not earned royalties from musical compositions.

On February 27, 2023, Mr. Heyward’s employment agreement was further amended to provide him a creative producer fee of $100,000 per quarter, prorated for the three months ended June 30, 2024, for services rendered to Wow. Mr. Heyward earned $100,000 in creative producer fees for each quarter during the six months ended June 30, 2025 and 2024.

On July 21, 2020, the Company entered into a merchandising and licensing agreement with Andy Heyward Animation Art (“AHAA”), whose principal is Andy Heyward. The Company entered into a customary merchandise license agreement with AHAA for the use of characters and logos related to Warren Buffett’s Secret Millionaires Club and Stan Lee’s Mighty 7 in connection with certain products to be sold by AHAA. The terms and conditions of such license are customary within the industry, and the Company earns an industry standard royalty on all sales made by AHAA utilizing the licensed content. During the six months ended June 30, 2025 and 2024, Mr. Heyward has not earned royalties from this agreement.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest were to be repaid by no later than June 30, 2026. On April 27, 2025, the Company entered into a settlement agreement with YFE to resolve the outstanding Shareholder Loan Agreement. Pursuant to the settlement, the Company accepted a reduced repayment amount of $0.4 million, payable in two installments no later than June 2025, in full satisfaction of the loan balance. The settlement agreement became effective in April 2025 and the Company recorded an adjustment to the balance of the loan and recognized a loss of approximately $0.9 million. As of June 30, 2025, all terms of the settlement agreement were fulfilled.

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly income was $595 during the six months ended June 30, 2025 and 2024 and recorded within Other Expense, net in the Company's condensed consolidated statements of operations.

During the quarter ended September 30, 2024, the Company entered into a one year consulting agreement with a related party for office space interior design services. The agreement was subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The monthly expense was $595 and $0 during the six months ended June 30, 2025 and 2024, respectively, and was recorded within General and Administrative expenses in the Company's condensed consolidated statements of operations.

On February 6, 2025, certain members of the Company’s executive management team, including the Chief Operating Officer, established a nonprofit organization. The Stan Lee Foundation (the “Foundation”), which has applied for tax-exempt status under Section 501(c)(3). The Foundation is not owned, governed, or controlled by the Company. The Company may reference the Foundation in connection with reputational or community engagement efforts. The Company provided limited administrative support totaling approximately $497 during the three months ended June 30, 2025. This support was not part of an ongoing funding commitment and is not considered material to the Company’s financial statements. The Foundation is not consolidated in these financial statements.

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

The CEO (CODM) reviews revenue and net operating results, as allocated based on the nature of the business activity.

The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues:
Content Production and Distribution	$9,437	$7,518	$18,074	$12,710
Media Advisory and Advertising Services	842	866	1,709	1,752
Total Revenues	$10,279	$8,384	$19,783	$14,462

Net Loss:
Content Production and Distribution	$(5,505)	$(5,696)	$(11,531)	$(12,435)
Media Advisory and Advertising Services	(658)	(177)	(1,158)	(483)
Total Net Loss Attributable to Kartoon Studios, Inc.	$(6,163)	$(5,873)	$(12,689)	$(12,918)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues:
United States	$4,889	$4,304	$9,615	$7,485
Canada	3,734	1,808	6,761	1,948
United Kingdom	1,618	2,240	3,330	4,799
Other	38	32	77	230
Total Revenues	$10,279	$8,384	$19,783	$14,462

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	Three Months Ended June 30, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$9,437	$842	$10,279

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	7,212	70	7,282
General and Administrative Expenses	4,176	1,252	5,428
Other Expenses	–	8	8
Segment results:	$(1,951)	$(488)	$(2,439)

Reconciliation of net (loss) income:
Depreciation Expense	$685	$43	$728
Interest Expense	165	–	165
Stock Based Compensation	48	–	48
Tax provision	–	–	–
Other	2,760	127	2,887
Net Loss Attributable to Non-Controlling Interests	(104)	–	(104)

Net Loss Attributable to Kartoon Studios, Inc.	$(5,505)	$(658)	$(6,163)

	Six Months Ended June 30, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$18,074	$1,709	$19,783

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	14,002	148	14,150
General and Administrative Expenses	7,849	2,520	10,369
Other Expenses	–	8	8
Segment results:	$(3,777)	$(967)	$(4,744)

Reconciliation of net (loss) income:
Depreciation Expense	$1,324	$90	$1,414
Interest Expense	293	–	293
Stock Based Compensation	136	–	136
Tax Provision	–	–	–
Other	6,170	101	6,271
Net Loss Attributable to Non-Controlling Interests	(169)	–	(169)

Net Loss Attributable to Kartoon Studios, Inc.	$(11,531)	$(1,158)	$(12,689)

	Three Months Ended June 30, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$7,518	$866	$8,384

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	6,061	75	6,136
General and Administrative Expenses	4,736	1,193	5,929
Other Expenses	–	–	–
Segment results:	$(3,279)	$(402)	$(3,681)

Reconciliation of net (loss) income:
Depreciation Expense	$765	$51	$816
Interest Expense	246	–	246
Stock Based Compensation	164	–	164
Tax provision	–	–	–
Other	1,292	(276)	1,016
Net Loss Attributable to Non-Controlling Interests	(50)	–	(50)

Net Loss Attributable to Kartoon Studios, Inc.	$(5,696)	$(177)	$(5,873)

	Six Months Ended June 30, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$12,710	$1,752	$14,462

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	10,818	88	10,906
General and Administrative Expenses	9,861	2,477	12,338
Other Expenses	–	5	5
Segment results:	$(7,969)	$(818)	$(8,787)

Reconciliation of net (loss) income:
Depreciation Expense	$1,673	$105	$1,778
Interest Expense	446	3	449
Stock Based Compensation	–	–	–
Tax provision	390	–	390
Other	2,026	(443)	1,583
Net Loss Attributable to Non-Controlling Interests	(69)	–	(69)

Net Loss Attributable to Kartoon Studios, Inc.	$(12,435)	$(483)	$(12,918)

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 22: Subsequent Events

As of August 13, 2025, the Company had margin loan balance of $0.2 million.

On July 14, 2025, the Company sold 1,500,000 YFE shares for total proceeds of €750,000 or €0.50 per share, as part of its ongoing strategy to optimize its portfolio of assets. Although this transaction occurred after June 30, 2025 and did not impact the fair value measurement reported in the Company’s June 30, 2025 financial statements, it is expected to affect the valuation in the subsequent reporting period. The Company will continue to monitor the investment for any further developments and assess any potential accounting implications.

Subsequent to June 30, 2025, the Company entered into a Share Exchange Agreement with F&M Film und Medien Beteiligungs GmbH (“F&M”), pursuant to which The Company agreed to transfer 348,127 shares of Your Family Entertainment AG (“YFE”) currently held by the Company, to F&M, in exchange for 348,127 shares of the Company’s common stock currently held by F&M, on a one-for-one basis. The share exchange was structured as a non-cash transaction and will be effected upon the mutual closing date, subject to the exchange of share certificates and registration of the transferred shares.

Subsequent to June 30, 2025, the Company entered into an agreement to sell its rights to its $0.9 million outstanding Employee Retention Tax Credit (ERTC) refund claims to a third party in exchange for cash consideration. Under the agreement, the Company received an upfront payment of $0.5 million equal to 55% of the claim amount upon execution, with an additional payment of $0.1 million equal to 15%, to be paid upon collection from the IRS. The Company is entitled to receive any interest earned on the 15% refundable amount if it is collected from the IRS within nine months of signing the agreement. Any interest received from the IRS after the nine-month period will be retained by the lender. Pursuant to the agreement, the Company retains legal title and remains obligated in the event of any disallowance, modification, or reduction of the claim by the IRS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2025 and 2024. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 (“The 2024 Annual Report”), and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Our Business

Production Services

Our production services business is centered on delivering original and third-party commissioned animated content with a focus on production efficiency and scalability. Mainframe Studios, our primary production entity, is undertaking operational enhancements through the adoption of flexible production workflows, strategic outsourcing, and the integration of new technologies. These initiatives aim to optimize cost structures and streamline the production pipeline. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and three feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies.

Content Distribution

Our content distribution strategy is focused on scaling audience reach and monetization across our proprietary networks, including Kartoon Channel!, Frederator, Ameba, and Kartoon Channel! Worldwide. We hope to grow our revenue through expanded licensing activity and increased utilization of existing IP assets such as Stan Lee brands, Shaq’s Garage, Rainbow Rangers, and many more. To support margin expansion, we are actively implementing AI-driven tools designed to reduce operating costs in areas such as language dubbing, video resolution enhancement, and 2D-to-3D conversion.

Licensing and Royalties

We believe the licensing and royalties business presents the most significant long-term growth opportunity. Strategic emphasis is being placed on the commercialization of the Stan Lee intellectual property portfolio, with a focus on both digital and physical consumer products. We intend to expand the use of our broader IP catalog in licensing programs beginning throughout 2025 and beyond.

Media Advisory and Advertising Services

Our media advisory and advertising segment is focused on developing recurring revenue through a mix of retainer and project-based engagements. The group continues to build upon its established presence in the toy industry while expanding into adjacent sectors, including family entertainment and travel. Over the past two years, the team has broadened its client engagement capabilities by integrating influencer-driven marketing strategies and custom campaign development.

Results of Operations

Our summary results for the three months ended June 30, 2025 and 2024 are below:

Revenue

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production Services	$7,359	$5,095	$2,264	44%
Content Distribution	1,992	2,396	(404)	(17%	)
Licensing and Royalties	86	27	59	219%
Media Advisory and Advertising Services	842	866	(24)	(3%	)
Total Revenue	$10,279	$8,384	$1,895	23%

Production Services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the three months ended June 30, 2025 was higher than the Mainframe Studios’ production services revenue recognized during three months ended June 30, 2024 primarily due to the number of active projects in the current quarter.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the three months ended June 30, 2025, decreased by 17% as compared to the three months ended June 30, 2024. The decrease of $0.4 million was due to a decrease in Frederator’s creator network revenue from YouTube driven by overall less viewership as compared to the prior year period.

Revenue related to Licensing and Royalties for the three months ended June 30, 2025 increased by 219% as compared to the three months ended June 30, 2024 primarily due to higher amounts earned from our existing license deals related to our consumer products agreements and music licensing agreements. Additionally, we executed new licensing agreements related to Stan Lee Universe, LLC assets.

Revenue generated by Media Advisory and Advertising services for the three months ended June 30, 2025 decreased by 3% as compared to the three months ended June 30, 2024 primarily due to lower net renewal activity and media purchases from clients.

Expenses

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$167	$292	$(125)	(43%	)
Direct Operating Costs	7,113	5,845	1,268	22%
General and Administrative	6,214	6,908	(694)	(10%	)
Total Expenses	$13,494	$13,045	$449	3%

The decrease in Marketing and Sales expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a decrease in advertising efforts aimed at promoting the Kartoon Studios branding.

Direct Operating Costs during the three months ended June 30, 2025 consisted of salaries and related expenses for animation production services employees of Mainframe Studios and Frederator. The remainder of Direct Operating Costs consisted of creator network channel expenses, content licensing, and production costs, including participation expenses related to profit-sharing obligations with various animation studios, post-production studios, writers, directors, musicians, and other creative talent, as well as amortization and any write-downs of film and television costs. The increase during the three months ended June 30, 2025 was primarily due to an increase in salary costs and headcount included in Production Services related to new projects that advanced in the current quarter compared to the same period of the prior year.

The decrease in General and Administrative expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a decrease of $0.5 million in professional fees reflecting lower legal expenses and reduced use of external consulting services, a decrease of $0.1 million in depreciation expense related to the property and equipment impairment recorded in prior year and a net reduction of $0.1 million in overhead costs primarily due to cost-saving initiatives.

During the three months ended June 30, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets for impairment. As a result, we concluded that impairment charges to those assets were not required. Furthermore, we concluded that no indicators of impairment or triggering events were identified during the period.

Our summary results for the six months ended June 30, 2025 and 2024 are below:

Revenue

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production Services	$13,931	$7,858	$6,073	77%
Content Distribution	3,973	4,725	(752)	(16%	)
Licensing and Royalties	170	127	43	34%
Media Advisory and Advertising Services	1,709	1,752	(43)	(2%	)
Total Revenue	$19,783	$14,462	$5,321	37%

Production Services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. Revenue for the six months ended June 30, 2025 was higher than the Mainframe Studios’ production services revenue recognized during six months ended June 30, 2024 primarily due to the number of active projects in the current quarter.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the six months ended June 30, 2025, decreased by 16% as compared to the six months ended June 30, 2024. The decrease of $0.8 million was due to a decrease of $0.6 million in Frederator’s creator network revenue from YouTube driven by overall less viewership as compared to the prior year period, and a decrease in Kartoon Studios’ content distribution revenue of $0.2 million related to lower volume of licensing agreements signed by the Kartoon Channel! Worldwide division for the broadcast of the channel.

Revenue related to Licensing and Royalties for the six months ended June 30, 2025 increased by 34% as compared to the six months ended June 30, 2024 primarily due to higher amounts earned from our existing license deals related to our consumer products agreements and music licensing agreements. Additionally, we executed new licensing agreements related to Stan Lee Universe, LLC assets.

Revenue generated by Media Advisory and Advertising services for the six months ended June 30, 2025 decreased by 2% as compared to the six months ended June 30, 2024 primarily due to lower net renewal activity and media purchases from clients.

Expenses

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$353	$736	$(383)	(52%	)
Direct Operating Costs	13,797	10,170	3,627	36%
General and Administrative	11,927	14,511	(2,584)	(18%	)
Total Expenses	$26,077	$25,417	$660	3%

The decrease in Marketing and Sales expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a decrease in advertising efforts aimed at promoting the Kartoon Studios branding.

Direct Operating Costs during the six months ended June 30, 2025 consisted of salaries and related expenses for animation production services employees of Mainframe Studios and Frederator. The remainder of Direct Operating Costs consisted of creator network channel expenses, content licensing, and production costs, including participation expenses related to profit-sharing obligations with various animation studios, post-production studios, writers, directors, musicians, and other creative talent, as well as amortization and any write-downs of film and television costs. The increase during the six months ended June 30, 2025 was primarily due to an increase in salary costs and headcount included in Production Services related to new projects that began in the current year compared to the same period of the prior year.

The decrease in General and Administrative expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a decrease of $1.2 million in professional fees reflecting lower legal expenses and reduced use of external consulting services, decrease of $0.7 million in overhead costs primarily due to cost-saving initiatives, decrease of $0.4 million in depreciation expense related to the property and equipment impairment recorded in prior year, and a $0.3 million decrease in share-based compensation expense.

During the three months ended June 30, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets for impairment. As a result, we concluded that impairment charges to those assets were not required. Furthermore, we concluded that no indicators of impairment or triggering events were identified during the period.

Other Expense, net

Components of Other Expense, net, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Expense (a)	$(165)	$(246)	$(293)	$(449)

Gain (Loss) on Revaluation of Warrants (b)	(678)	23	(232)	60
Loss on Revaluation of Equity Investment in YFE (c)	(3,778)	(881)	(7,418)	(881)
Realized Loss on Marketable Securities Investments (d)	(32)	(216)	(28)	(357)
Gain (Loss) on Foreign Exchange (e)	1,713	(330)	2,380	(980)
Loss on Debt Settlement (f)	–	–	(944)	–
Interest Income (g)	12	42	66	95
Finance Lease Interest Expense (h)	(6)	(24)	(10)	(54)
Gain on Lease Termination (i)	4	–	4	–
Other (j)	(122)	370	(89)	534
Other Expense, net	$(2,887)	$(1,016)	$(6,271)	$(1,583)

Three Months and Six Months Ended June 30, 2025

(a)	Interest Expense during the three and six months ended June 30, 2025 consisted of $0.2 million and $0.3 million respectively, primarily due to interest incurred on production facilities.
(b)	The Loss on Revaluation of Warrants during the three months ended June 30, 2025 is related to the remeasurement occurred immediately before reclassification of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants from liability to equity. The Loss on Revaluation of Warrants during the six months ended June 30, 2025 consists of $0.7 million Loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants. These Warrants were classified as a liability in the period ended March 31, 2025 and change in their Fair Value resulted in a recorded gain due to a decrease of expiration period.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $3.8 million and $7.4 million, respectively, recorded in the three and six months ended June 30, 2025, is a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excludes the impact of foreign currency recorded separately.
(d)	The Realized Loss on Marketable Securities Investments of $32,145 recorded during the three months ended June 30, 2025 is related to the Loss of $37,197 on sale of certain securities prior to the maturity date, offset by the Gain of $5,053 attributable to the sale of U.S. Treasury Securities. The Realized Loss on Marketable Securities Investments of $27,691 recorded during the six months ended June 30, 2025 is related to the Loss of $37,197 on sale of certain securities prior to the maturity date, offset by the Gain of $9,507 attributable to the sale of U.S. Treasury Securities.
(e)	The Gain on Foreign Exchange during the three and six months ended June 30, 2025 primarily related to the revaluation of the YFE investment, resulting in a gain of $1.7 million and $2.4 million, respectively, due to the depreciation of the U.S. dollar against the Euro relative to prior periods..
(f)	In April 2025, we entered into a settlement agreement with YFE related to the Shareholder Loan Agreement. As the settlement was considered probable and the loss reasonably estimable as of March 31, 2025, we recorded a loss of approximately $0.9 million during the three months ended March 31, 2025.
(g)	Interest Income during the three and six months ended June 30, 2025 and 2024 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the Shareholder Loan. Each of these sources was individually immaterial.
(h)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	In April 1, 2025, a subsidiary, Beacon Communications, executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the period ended June 30, 2025.
(j)	During the three months ended June 30, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to Employee Retention Tax Credit (ERTC) claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Recent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included $11,991 of other income, primarily consisting of late fees from select clients on payment plans. For the six months ended June 30, 2025, other income primarily related to such late fees totaled $50,197.

Three Months and Six Months Ended June 30, 2024

(a)	Interest Expense during the three and six months ended June 30, 2024 consisted of $0.2 million and $0.4 million, respectively, primarily due to interest incurred on production facilities and bank indebtedness.
(b)	The Gain on Revaluation of Warrants recorded during the three and six months ended June 30, 2024 was related to the remeasurement of 89,286 outstanding liability warrants which expired in March 2025.
(c)	As accounted for using the fair value option, the Loss on Revaluation of Equity Investment in YFE of $0.9 million recorded in the three and six months ended June 30, 2024, was a result of the decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period. This excluded the impact of foreign currency recorded separately.
(d)	The Realized Loss on Marketable Securities Investments during the three and six months ended June 30, 2024 reflected the loss that was not recovered from the investments due to selling securities prior to maturity.
(e)	The Gain (Loss) on Foreign Exchange during the three and six months ended June 30, 2024 was primarily related to the revaluation of the YFE investment, resulting in a loss of $0.2 million and $0.6 million, respectively due to the EURO fluctuation to USD, as compared to the prior reporting period. The remaining balance was related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.
(f)	No loss on settlement of debt was recorded during the three and six months ended June 30, 2024.
(g)	Interest Income during the three and six months ended June 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)	The Finance Lease Interest Expense during the three and six months ended June 30, 2024 represented the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(j)	Other Income during the three and six months ended June 30, 2024 was primarily related to late fees from select clients on a payment plan.

Liquidity, Going Concern, and Capital Resources

As of June 30, 2025, the Company had cash and restricted cash of $2.6 million, which decreased by $5.8 million as compared to December 31, 2024. The decrease was primarily due to cash used in operating activities of $6.3 million, cash used in financing activities of $0.3 million, reduction of $0.5 million in the value of our cash due to changes in foreign exchange rates, offset by cash provided by investing activities of $1.3 million. The cash used in operating activities was primarily due to net loss of $12.9 million and net change in operating asset and liabilities of $2.9 million, partially offset by net change in non-cash adjustments of $9.5 million. The cash used in financing activities was primarily due to payments of lease obligations of $0.2 million and repayments of the production facilities and margin loan, net of proceeds from each, resulting in net cash used of $0.1 million. The cash provided by investing activities of $1.3 million was primarily due to proceeds from the sale and maturities of marketable securities of $3.2 million, offset by the investment in marketable securities of $1.8 million.

As of June 30, 2025, we held available-for-sale marketable securities with a fair value of $0.7 million, a decrease of $1.3 million as compared to December 31, 2024, due to a sale of securities during the six months ended June 30, 2025. The available-for-sale securities consist of government debt securities and are also available as a source of liquidity.

Working Capital

As of June 30, 2025, we had total current assets of $25.5 million, including cash of $2.1 million, restricted cash of $0.5 million and marketable securities of $0.7 million, and our total current liabilities were $30.4 million. We had negative working capital of $4.9 million as of June 30, 2025 as compared to working capital of $1.2 million as of December 31, 2024. The decrease of $6.1 million was due to a decrease of $9.2 million in current assets and a decrease of $3.1 million in current liabilities compared to the prior period. A decrease in current assets is primarily driven by a decrease of $5.8 million in cash, a decrease of $4.9 million in accounts receivable and a decrease of $1.3 million in marketable securities investments, offset by an increase of $2.0 million in production tax credit receivable position, an increase $0.7 million in prepaid balance and an increase of $0.1 million in other receivables. The decrease in current liabilities is primarily driven by a decrease of $5.2 million in accounts payable, a decrease of $0.8 million in margin loan balance, a decrease of $0.3 million in accrued participation cost balance and a decrease of $0.3 million in other current liabilities, offset by an increase by $1.4 million in production facilities, an increase of $0.9 million in accrued expenses, an increase of $0.7 million in accrued salaries, and an increase of $0.5 million in deferred revenue balance.

During the six months ended June 30, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Going Concern

Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at June 30, 2025, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. We do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. Our ability to sell securities registered on our registration statement on Form S-3 is limited until such time that the market value of our voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of Common Stock and securities convertible or exercisable for Common Stock that we can sell, under certain circumstances, will be limited by NYSE American rules and regulations. If we are able to raise funds by selling additional shares of Common Stock or other securities convertible into Common Stock, the ownership interest of our existing shareholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. There can be no assurance that we will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, we may have to significantly limit our operations and its business, financial condition and results of operations would be materially harmed.

In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. For example, subsequent to the period ending June 30, 2025, in order to improve liquidity, we sold certain assets, including CARES Act Employee Retention Tax Credit receivables and 1,500,000 YFE shares. While management is taking these steps to improve liquidity, due to the uncertainty surrounding the successful execution and timing of these plans, substantial doubt continues to exist regarding our ability to meet our obligations as they become due within one year after the date the accompanying condensed consolidated financial statements are issued.

Comparison of Cash Flows for the Six Months Ended June 30, 2025 and June 30, 2024

Our total cash as of June 30, 2025 and June 30, 2024 was $2.1 million and $7.9 million, respectively.

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Net Cash Used in Operating Activities	$(6,290)	$(2,654)	$(3,636)
Net Cash Provided by Investing Activities	1,301	5,518	(4,217)
Net Cash Used in Financing Activities	(273)	(4,804)	4,531
Effect of Exchange Rate Changes on Cash	(555)	586	(1,141)
Decrease in Cash and Restricted Cash	$(5,817)	$(1,354)	$(4,463)

Net Non-cash Expenses

Items necessary to reconcile from net loss to cash used in operating activities included net non-cash expenses of $9.5 million for the six months ended June 30, 2025 as compared to net non-cash expenses of $4.8 million for the six months ended June 30, 2024. The majority of the increase of $4.7 million was primarily due to loss of $6.5 million on the revaluation of our equity investment in YFE securities and a loss of $1.3 million relating to Related Party Notes Receivable settlement agreement, and a net loss of $0.3 million related to revaluation of the warrants. The increase is offset by an increase of $2.4 million of FX impact on the value of the equity investment in YFE, a decrease of $0.4 million in amortization of Right-of-Use assets, a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.3 million in realized loss on marketable securities due to the lower sales of our marketable securities prior to their maturity date.

Change in Operating Activities

The decrease in net change in operating asset and liability activities used by operating activities of $2.9 million as of June 30, 2025, compared to the net change in operating asset and liability activities provided by operating activities of $5.5 million as of June 30, 2024, was due to a decrease of $8.8 million in operating assets activity and a increase of $0.4 million in operating liabilities activity. A decrease of in operating assets activity was primarily due to a decrease of $6.9 million in net receipts tax credits during the current year related to completed projects and an increase of $1.5 million in net Film and Television Cost expenditures, a decrease of $0.3 million in accounts receivable net receipts and a decrease of $0.2 million in prepaid expenses, offset by a increase of $0.1 million in outstanding balance of other receivable. An increase in operating liability activity was primarily due to a decrease in accounts payable of $1.4 million due to certain legal expenditures being subject to extended payment terms related to potential insurance recovery, an decrease of $0.6 million in accrued salaries and wages, a decrease of $0.5 million in accrued expenses, offset by a increase of $1.5 million in deferred revenue, representing more cash received in advance for projects not yet recognized, and an increase of $0.6 million in accrued production costs.

Change in Investing Activities

The decrease in cash provided by investing activities of $4.2 million was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $2.4 million during the six months ended June 30, 2025 reflecting fewer sales during the current period. In addition, we made a purchase of additional securities of $1.8 million during the six months ended June 30, 2025.

Change in Financing Activities

The decrease in cash used in financing activities of $4.5 million was primarily due to a decrease in repayments of our production facilities of $5.2 million, an increase of $0.9 million in proceeds drawn from the production facilities, a decrease of bank indebtedness repayment of $2.6 million and a decrease in lease payments of $0.2 million, offset by a decrease in proceeds from financing of $3.3 million, and a decrease in borrowings from our margin loan of $1.1 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $27.1 million as of June 30, 2025, of which $16.2 million could be owed within one year. Included in the amount that could be due within one year is the margin loan current balance of $0.1 million and production facilities of $10.7 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of June 30, 2025, we had $0.5 million in commitments for capital expenditures, related to equipment leases.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 our disclosure controls and procedures ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, were effective.

Remediation of a Material Weakness in Internal Control over Financial Reporting

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

Management has discussed this matter and developed a remediation plan that included transitioning certain administrative privileges to independent user groups outside of the finance function in order to enhance segregation of duties. In addition, the team has implemented a quarterly user access review process to ensure that system permissions remain appropriate and aligned with current roles and responsibilities. The final phase of our remediation plan was completed in the second quarter of 2025.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation:

On February 4, 2025, the District Court issued an order granting in part and denying in part the renewed motion to dismiss and denying Plaintiffs’ motion for leave to file a sur-reply. The District Court dismissed all claims against Mr. Denton, and claims against the Company and Mr. Heyward based on all but one of the complained-of statements. However, the District Court determined that Plaintiffs had adequately pled a Section 10(b) claim based on March 2020 statements concerning the number of times that the Rainbow Rangers cartoon was airing on Nickelodeon. As to the other alleged misstatements that were dismissed, and as to any claims against Mr. Denton, the District Court granted Plaintiffs leave to amend their pleading another time. On March 3, 2025, Plaintiffs filed a Third Amended Complaint, seeking again to assert claims against the Company and Mr. Heyward related to the four alleged misstatements that survived the Ninth Circuit appeal; they did not replead any claims against Mr. Denton. On April 14, 2025, defendants filed a motion to dismiss the Third Amended Complaint. On August 5, 2025, the District Court issued a decision that granted in part and denied in part Defendants’ motion to dismiss Plaintiffs’ Third Amended Complaint. Two of the four alleged misstatements were dismissed with prejudice. Plaintiffs were granted leave to amend as to one of the alleged misstatements, and the Court denied the motion as to the fourth misstatement. According to the August 5 decision, Plaintiffs may file a fourth amended complaint no later than September 2, 2025 and Defendants’ response will be due September 29, 2025.

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

Section 16(b) Litigation:

As previously disclosed, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After a full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered on January 24, 2024. The parties then engaged in extensive fact discovery, which closed in October 2024. The parties proceeded with expert discovery. Following the completion of expert discovery in December 2024, Plaintiff and the various Defendants filed cross-motions for summary judgment in mid-January 2025. Those cross-motions are fully briefed. The Court has not yet responded to the parties’ requests for argument on the cross-motions, and we cannot predict the outcome of the motions.

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

We must raise additional capital to fund our operations in order to continue as a going concern.

As of June 30, 2025, we had an accumulated deficit of $752.0 million. As of June 30, 2025, the Company had total current assets of $25.5 million, including cash of $2.1 million, restricted cash of $0.5 million, and marketable securities of $0.7 million, and total current liabilities of $30.4 million. The Company had negative working capital of $4.9 million as of June 30, 2025, compared to working capital of $1.2 million as of December 31, 2024. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and concluded, that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. In order to address our capital needs, we will need to raise further capital through the sale of equity or debt securities, financing arrangements or by entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that the Company will be able to complete any such financing, collaborative or strategic transactions in a timely manner or on acceptable terms. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise additional capital. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. During the three months ended June 30, 2025, we generated total revenues of $10.3 million and incurred a net loss of $6.3 million, while for the same period the previous year, we generated total revenue of $8.4 million and incurred a net loss of $5.9 million, respectively. During the six months ended June 30, 2025, we generated total revenues of $19.8 million and incurred a net loss of $12.9 million, while for the same period the previous year, we generated total revenue of $14.5 million and incurred a net loss of $13.0 million, respectively. For the year ended December 31, 2024, we generated net revenues of $32.6 million and incurred a net loss attributable to Kartoon Studios Inc. of $20.7 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. During the three months ended June 30, 2025, we had four customers from which our total revenue exceeded 10% of our total condensed consolidated revenue. These customers collectively accounted for 85.9% of the total revenue. As of June 30, 2025, we had two customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 49.6% of the total accounts receivable as of June 30, 2025. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of June 30, 2025, approximately 45,527,508 shares of common stock of the 47,906,569 shares of common stock issued are outstanding and freely trading. As of June 30, 2025, there were 24,155,943 warrants outstanding. Lastly, as of June 30, 2025, there are 882,313 shares of common stock underlying outstanding options granted, 969,995 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 11,413,442 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended June 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to Exhibit 3.1to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
10.1	Amendment No. 2 to the Amended and Restated 2020 Incentive Plan, effective May 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

__________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

August 14, 2025	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

August 14, 2025		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

