Form 10-Q
period 2025-09-30
Kartoon Studios, Inc.
filed 2025-11-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the registrant had 53,905,697 shares of common stock outstanding.

Kartoon Studios, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Kartoon Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$916	$7,879
Restricted Cash	514	506
Investments in Marketable Securities (amortized cost of $0 and $2,116, respectively)	–	2,029
Accounts Receivable (net of allowance of $99 and $239, respectively)	8,698	11,982
Tax Credits Receivable (net of allowance of $328 and $187, respectively)	14,542	10,295
Other Receivable	1,295	1,367
Prepaid Expenses and Other Assets	1,124	606
Total Current Assets	27,089	34,664

Noncurrent Assets:
Property and Equipment, net	1,727	2,053
Operating Lease Right-of-Use Assets, net	5,258	5,847
Finance Lease Right-of-Use Assets, net	385	278
Notes and Accounts Receivable from Related Party	–	1,352
Film and Television Costs, net	4,501	2,621
Tax Credits Receivable (net of allowance of $402 and $421, respectively)	2,276	2,384
Investment in Your Family Entertainment AG	6,696	16,429
Intangible Assets, net	18,671	19,722
Other Assets	117	117
Total Assets	$66,720	$85,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,249	$11,954
Participations Payable	945	1,427
Accrued Expenses	1,519	405
Accrued Salaries and Wages	1,769	1,213
Deferred Revenue	5,483	5,997
Margin Loan	–	900
Production Facilities, net	12,552	9,220
Current Portion of Operating Lease Liabilities	1,040	1,002
Current Portion of Finance Lease Liabilities	205	249
Due to Related Party	–	8
Other Current Liabilities	750	1,065
Total Current Liabilities	32,512	33,440

Noncurrent Liabilities:
Deferred Revenue	3,369	3,371
Operating Lease Liabilities, Net Current Portion	4,687	5,359
Finance Lease Liabilities, Net Current Portion	168	54
Deferred Tax Liability, net	1,314	1,301
Factoring Liability	644	–
Warrant Liability	–	5,477
Other Noncurrent Liabilities	14	5
Total Liabilities	42,708	49,007

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	–	–
Series B Preferred Stock, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	–	–
Common Stock, $0.001 par value, 190,000,000 and 190,000,000 shares authorized, 49,338,158 and 46,285,078 shares issued and 48,913,630 and 46,209,081 outstanding as of September 30, 2025 and December 31, 2024, respectively	49	45
Additional Paid-in Capital	784,977	777,930
Treasury Stock at Cost, 424,528 and 75,997 shares of common stock as of September 30, 2025 and December 31, 2024, respectively	(603)	(340)
Accumulated Deficit	(758,545)	(739,285)
Accumulated Other Comprehensive Loss	(3,241)	(3,379)
Total Kartoon Studios, Inc. Stockholders' Equity	22,637	34,971
Non-Controlling Interests in Consolidated Subsidiaries	1,375	1,489
Total Stockholders' Equity	24,012	36,460

Total Liabilities and Stockholders’ Equity	$66,720	$85,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Production Services	$7,105	$4,898	$21,036	$12,756
Content Distribution	1,787	2,348	5,760	7,002
Licensing and Royalties	73	37	243	235
Media Advisory and Advertising Services	912	1,425	2,621	3,177
Total Revenues	9,877	8,708	29,660	23,170

Operating Expenses:
Marketing and Sales	209	290	562	1,026
Direct Operating Costs	6,922	5,766	20,719	15,936
General and Administrative	5,642	5,199	17,569	19,710
Total Operating Expenses	12,773	11,255	38,850	36,672

Loss from Operations	(2,896)	(2,547)	(9,190)	(13,502)

Interest Expense	(157)	(176)	(450)	(625)
Other Income (Expense), net	(3,462)	602	(9,733)	(981)

Net Loss	(6,515)	(2,121)	(19,373)	(15,108)

Net Loss Attributable to Non-Controlling Interests	(55)	64	114	133

Net Loss Attributable to Kartoon Studios, Inc.	$(6,570)	$(2,057)	$(19,259)	$(14,975)

Net Loss per Share (Basic)	$(0.14)	$(0.05)	$(0.41)	$(0.40)
Net Loss per Share (Diluted)	$(0.14)	$(0.05)	$(0.41)	$(0.40)

Weighted Average Shares Outstanding (Basic)	48,143,516	39,499,680	47,552,798	37,734,415
Weighted Average Shares Outstanding (Diluted)	48,143,516	39,499,680	47,552,798	37,734,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(6,515)	$(2,121)	$(19,373)	$(15,108)
Change in Accumulated Other Comprehensive Income:
Change in Unrealized Gain on Marketable Securities	4	134	50	197
Realized Loss on Marketable Securities Reclassified from AOCI into Earnings	9	148	36	505
Foreign Currency Translation Adjustments	(16)	41	52	(195)
Total Change in Accumulated Other Comprehensive (Loss) Income	(3)	323	138	507
Total Comprehensive Net Loss	$(6,518)	$(1,798)	$(19,235)	$(14,601)
Net Loss Attributable to Non-Controlling Interests	(55)	64	114	133
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(6,573)	$(1,734)	$(19,121)	$(14,468)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Compre- hensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2024	46,209,081	$46	–	$–	$777,930	75,997	$(340)	$(739,286)	$(3,379)	$1,489	$36,460

Issuance of Common Stock for Services	14,990	–	–	–	3	–	–	–	–	–	3
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	99,177	1	–	–	27	134	–	–	–	–	28
Share Based Compensation	–	–	–	–	87	–	–	–	–	–	87
Stock Options Granted to Consultants	–	–	–	–	8	–	–	–	–	–	8
Warrant Exercise	1,462,000	1	–	–	–	–	–	–	–	–	1
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	30	–	30
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	31	–	31
Net Loss	–	–	–	–	–	–	–	(6,526)	–	(65)	(6,591)

Balance, March 31, 2025	47,785,248	$48	–	$–	$778,055	76,131	$(340)	$(745,812)	$(3,318)	$1,424	$30,057

Issuance of Common Stock for Services	77,292	–	–	–	52	–	–	–	–	–	52
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	44,029	–	–	–	–	135	–	–	–	–	–
Share Based Compensation	–	–	–	–	48	–	–	–	–	–	48
Stock Options Granted to Consultants	–	–	–	–	(4)	–	–	–	–	–	(4)
Warrant Reclassification	–	–	–	–	5,709	–	–	–	–	–	5,709
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	43	–	43
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	37	–	37
Net Loss	–	–	–	–	–	–	–	(6,163)	–	(104)	(6,267)

Balance, June 30, 2025	47,906,569	$48	–	$–	$783,860	76,266	$(340)	$(751,975)	$(3,238)	$1,320	$29,675

Issuance of Common Stock for Services	134,451	–	–	–	95	–	–	–	–	–	95
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	39,781	–	–	–	–	135	–	–	–	–	–
Issuance of Common Stock for Accounts Payable Settlement	1,180,956	1	–	–	941	–	–	–	–	–	942
Non-cash Share Exchange	(348,127)	–	–	–	–	348,127	(263)	–	–	–	(263)
Share Based Compensation	–	–	–	–	42	–	–	–	–	–	42
Stock Options Granted to Consultants	–	–	–	–	39	–	–	–	–	–	39
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	13	–	13
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	(16)	–	(16)
Net Loss (1)	–	–	–	–	–	–	–	(6,570)	–	55	(6,515)

Balance, September 30, 2025	48,913,630	$49	–	$–	$784,977	424,528	$(603)	$(758,545)	$(3,241)	$1,375	$24,012

(1) Includes out-of-period adjustment of Q1 and Q2 2025 NCI attribution resulted from deferral of terms under a production financing agreement. The adjustment had no impact on consolidated revenue, total consolidated net loss, total equity, or cash flows.

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Compre- hensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	53,497	–	–	–	74	–	–	–	–	–	74
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	49,949	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	226	–	–	–	–	–	226
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	161	–	161
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	(184)	–	(184)
Net Loss	–	–	–	–	–	–	–	(7,045)	–	(19)	(7,064)

Balance, March 31, 2024	35,351,190	$352	1	$–	$774,286	75,473	$(339)	$(725,591)	$(3,906)	$1,672	$46,474

Issuance of Common Stock for Services	73,745	–	–	–	83	–	–	–	–	–	83
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	38,582	–	–	–	25	217	–	–	–	–	25
Proceeds from Securities Purchase Agreement, Net	4,000,000	4	–	–	3,325	–	–	–	–	–	3,329
Share Based Compensation	–	–	–	–	164	–	–	–	–	–	164
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	259	–	259
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	(52)	–	(52)
Net Loss	–	–	–	–	–	–	–	(5,873)	–	(50)	(5,923)

Balance, June 30, 2024	39,463,517	$356	1	$–	$777,883	75,690	$(339)	$(731,464)	$(3,699)	$1,622	$44,359

Issuance of Common Stock for Services	91,644	–	–	–	84	–	–	–	–	–	84
Transfer - Post Reverse Stock Split Adjustment	–	(316)	–	–	316	–	–	–	–	–	–
Share-Based Compensation	–	–	–	–	155	–	–	–	–	–	155
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	282	–	282
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	41	–	41
Net Loss	–	–	–	–	–	–	–	(2,057)	–	(64)	(2,121)

Balance, September 30, 2024	39,555,161	$40	1	$–	$778,438	75,690	$(339)	$(733,521)	$(3,376)	$1,558	$42,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(19,373)	$(15,108)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	153	176
Depreciation and Amortization of Property, Equipment and Intangible Assets	1,928	1,791
Amortization of Right-of-Use Assets	806	1,400
Amortization of Premium on Marketable Securities	7	59
Share Based Compensation Expense	177	545
Loss on Debt Settlements	1,212	–
Gain on Early Lease Termination	(4)	–
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	8,593	1,342
Unrealized Gain on Foreign Currency of Equity Investments in Your Family Entertainment AG	(1,753)	(212)
Loss on Partial Disposal of Equity Investment in Your Family Entertainment AG	1,518	–
Loss on Share Exchange	286	–
Loss (Gain) on Warrant Revaluation	232	(63)
Realized Loss on Marketable Securities	37	505
Stock Issued for Services	176	242
Stock Options Issued for Services	43	–
Credit Loss Expense	101	144
Non-cash Interest Expense	29	–
Other Non-Cash Items	13	(10)

Decrease (Increase) in Operating Assets:
Accounts Receivable	3,357	6,127
Other Receivable	215	(1,229)
Tax Credits Earned (less capitalized)	(8,917)	(6,468)
Tax Credits Received, net	5,776	13,760
Film and Television Costs, net	(2,626)	(744)
Prepaid Expenses and Other Assets	(534)	(169)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(3,061)	(4,816)
Accrued Salaries and Wages	528	(190)
Accrued Expenses	1,113	439
Accrued Production Costs	73	491
Participations Payable	(492)	(709)
Deferred Revenue	(707)	1,840
Lease Liability	(678)	(429)
Due From (To) Related Party	3	(3)
Other Liabilities	(18)	162
Net Cash Used in Operating Activities	$(11,787)	$(1,127)

Cash Flows from Investing Activities:
Repayments from Related Party for Notes Receivable	400	(37)
Proceeds from Sales and Maturities of Marketable Securities	3,843	8,009
Investment in Marketable Securities	(1,771)	–
Purchase of Property and Equipment	(116)	(70)
Net Cash Provided by Investing Activities	$2,356	$7,902

Cash Flows from Financing Activities:
Proceeds from Margin Loan	5,921	9,054
Repayments of Margin Loan	(6,817)	(8,767)
Proceeds from Production Facilities	7,776	6,492
Repayment of Production Facilities	(4,994)	(13,168)
Repayments of Bank Indebtedness, net	–	(2,253)
Proceeds from Sale of Equity Investment in Your Family Entertainment AG	829	–
Proceeds from Securities Purchase Agreements	–	3,329
Proceeds from ERTC Factoring Transaction	484	–
Principal Payments on Finance Lease Obligations	(309)	(1,040)
Debt Issuance Costs	(70)	(116)
Shares Withheld for Taxes on Vested Restricted Shares	–	25
Proceeds from Warrant Exercise	1	–
Net Cash Provided by (Used in) in Financing Activities	$2,821	$(6,444)

Effect of Exchange Rate Changes on Cash	(345)	155

Net (Decrease) Increase in Cash and Restricted Cash	(6,955)	486
Beginning Cash and Restricted Cash	8,385	4,095
Ending Cash and Restricted Cash	$1,430	$4,581

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$37	$145

Non-Cash Operating Activities
Reduction in Leased Asset Due to Modified Lease Liability	$106	$–

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$356	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

Kartoon Studios also owns WOW Unlimited Media Inc. (“WOW”), through which the Company established its affiliate relationship with Mainframe Studios - one of the largest animation production studios globally. Mainframe Studios is a producer-for-hire for several major streaming platforms and IP holders. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and three feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies. In addition, Wow owns Frederator Networks Inc. (“Frederator”). Frederator operates a leading animation-focused creator network on YouTube encompassing over 2,500 channels. Frederator Studios has developed and produced original programming in partnership with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation, and Amazon.

The Company distributes its content across streaming platforms, linear television, and its ad-supported and subscription-based video-on-demand services and apps, including Kartoon Channel! and Ameba TV. Distribution partners include YouTube, YouTube Kids, Amazon Prime Video, Amazon Fire, Roku, Apple TV, iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, Samsung TV Plus, Google TV, Cox, DISH, Sling TV, KartoonChannel.com, and smart TVs from Samsung and LG. The Company also licenses content to third-party networks and streaming services globally, including Netflix, Paramount+, HBO Max, and Nickelodeon.

The Company owns Ameba Inc. (“Ameba”), a subscription streaming service with a focus on educational and entertainment content for younger children. As a cornerstone of the Company’s subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms.

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

Recent Transactions

ERTC Sale

On July 31, 2025, the Company entered into an agreement to sell its rights to its $0.9 million outstanding Employee Retention Tax Credit (“ERTC”) refund claims to a third party in exchange for cash consideration. Under the agreement, the Company received an upfront payment of $0.5 million equal to 55% of the claim amount upon execution, with an additional payment of $0.1 million equal to 15%, to be paid upon collection from the IRS. The Company is entitled to receive any interest earned on the 15% claim amount if it is collected from the IRS within nine months of signing the agreement. Any interest received from the IRS after the nine-month period will be retained by the lender. Pursuant to the agreement, the Company retains legal title and remains obligated in the event of any disallowance, modification, or reduction of the claim by the IRS. The arrangement includes a recourse provision under which the Company remains obligated to repay amounts advanced in the event of any disallowance, modification, or reduction of the claim by the IRS.

Liquidity, Going Concern, and Capital Resources

As of September 30, 2025, the Company had cash and restricted cash of $1.4 million, which decreased by $7.0 million as compared to December 31, 2024. The decrease was primarily due to cash used in operating activities of $11.8 million and the effect of exchange rate of $0.3 million, offset by cash provided by financing activities of $2.8 million and cash provided by investing activities of $2.4 million. The cash used in operating activities was primarily due to net loss of $19.4 million and net change in operating asset and liabilities of $6.0 million, partially offset by net change in non-cash adjustments of $13.6 million. The cash provided by financing activities was primarily due to net proceeds from production facilities of $2.8 million, cash proceeds from partial disposal of YFE investment of $0.8 million and proceeds from ERTC sale of $0.5 million, offset by net repayment of margin loan of $1.0 million and payments of lease obligations of $0.3 million. The cash provided by investing activities of $2.4 million was primarily due to proceeds from the sale and maturities of marketable securities of $3.8 million and proceeds from the settlement of the Note Receivable of $0.4 million, offset by the investment in marketable securities of $1.8 million and the purchase of new property and equipment of $0.1 million.

As of September 30, 2025, the Company did not hold any available-for-sale marketable securities, and the decrease in available-for-sale marketable securities of $2.0 million as compared to December 31, 2024, was due to a sale of securities during the nine months ended September 30, 2025.

In accordance with Accounting Standards Codification (“ASC”), Presentation of Financial Statements - Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

Historically, the Company has incurred net losses. For the nine months ended September 30, 2025 and 2024, the Company reported net losses of $19.4 million and $15.1 million, respectively. The Company reported net cash used in operating activities of $11.8 million, and cash used in operating activities of $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $758.5 million and total stockholders’ equity of $24.0 million. As of September 30, 2025, the Company had total current assets of $27.1 million, including cash of $0.9 million, and restricted cash of $0.5 million, and total current liabilities of $32.5 million. The Company had negative working capital of $5.4 million as of September 30, 2025, compared to working capital of $1.2 million as of December 31, 2024. In October 2025, the Company closed an offering transaction and received an aggregate gross proceeds of approximately $7.3 million. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and noted the Company has sufficient cash resources and projected inflows to fund operations for the next 12 months from the issuance date of this 10-Q. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and concluded, that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, the Company has financed its operations primarily through revenue generated from operations, loans and sales of its securities, and the Company expects to continue to seek and obtain additional capital in a similar manner. In order to address the Company’s capital needs, the Company intends to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that the Company will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed. In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. While management is taking these steps to improve liquidity, due to the uncertainty surrounding the successful execution and timing of these plans, macroeconomic uncertainty around the impact of tariffs on the toy and related industries, doubt continues to exist regarding the Company’s ability to meet its obligations as they become due within one year after the date the financial statements are issued.

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

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s 2024 Annual Report.

The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

Foreign Currency Forward Contracts

As of September 30, 2025 and December 31, 2024 gross amounts of foreign currency (“FX”) forward contract in an asset and liability position subject to a master netting arrangement resulted in a net liability of $0.1 million and $0.6 million, respectively, recorded within Other Current Liabilities on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recorded a realized loss of $14,946 and $0.2 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recorded a realized loss of $35,601 and $0.1 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations.

Trade Accounts Receivable and Allowance for Credit Loss

As of September 30, 2025 and December 31, 2024, the Company recorded an allowance for credit loss of $0.1 million and $0.2 million, respectively.

The following table summarizes the activity in the allowance for credit losses related to trade accounts receivable as of September 30, 2025 and December 31, 2024 (in thousands):

Balance, net as of December 31, 2023	$189
Charged to costs and expenses	64
Recoveries	(14)
Balance, net as of December 31, 2024	$239
Charged to costs and expenses	33
Recoveries	(35)
Write-offs	(138)
Balance, net as of September 30, 2025	$99

Tax Credits Receivable

The Company classifies the majority of its tax credits receivable as current based on their normal operating cycle. As of September 30, 2025, a portion of the Company’s tax credits receivable is presented as a long-term asset due to uncertainty regarding the timing of obtaining the necessary certifications required to process the tax credits. Management will continue to monitor the status of the outstanding items and reclassify the receivable to current when the timing of collection becomes reasonably estimable.

As of September 30, 2025 and December 31, 2024, $16.8 million and $12.7 million in tax credit receivables related to Wow’s film and television productions were recorded, net of $0.7 million and $0.6 million, respectively, recorded as an allowance for credit loss. As of September 30, 2025, $2.3 million in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset. As of December 31, 2024 $2.4 million in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset.

Factoring Liability

On July 31, 2025, the Company entered into an arrangement to transfer its ERTC refund claim (“ERTC receivable”) of $0.9 million to a financing counterparty on a recourse basis. Because the Company retained exposure to the transferred asset through the recourse provisions and otherwise did not relinquish control, the transaction did not qualify for sale accounting under ASC 860, Transfers and Servicing, and has been accounted for as a secured borrowing. Accordingly, the ERTC receivable remains recognized in Other Receivables, and a corresponding liability is recognized for the cash proceeds received (net of any direct issuance costs). The related factoring liability of $0.6 million represents approximately 75% of the ERTC underlying receivable amount and is presented in the consolidated balance sheet within Noncurrent Liabilities. Management does not anticipate any repayment obligation within twelve months and expects full collection of the ERTC refund by the financing counterparty. No gain or loss was recognized at inception. The ERTC receivable serves as collateral for the borrowing. The difference between the ERTC receivable and the cash proceeds was recorded as borrowing discount, which is deferred and accreted to interest expense using the effective interest method (26.84%) over the expected term of the borrowing. Collections on the ERTC receivable are remitted to the lender pursuant to the agreement and reduce the outstanding loan principal when applied. The Company evaluates the ERTC receivable for collectibility each reporting period.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of September 30, 2025 and December 31, 2024, the Company had five and twelve bank deposit accounts with an aggregate uninsured balance of $16,710 and $6.7 million, respectively.

The Company has a managed account with a financial institution. The managed account maintained its investments in marketable securities of approximately $2.0 million as of December 31, 2024, and no such investments as of September 30, 2025, as all securities were sold during the period. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of September 30, 2025 and December 31, 2024, the Company did not have account balances held at this financial institution that exceed the insured balances.

During the three months ended September 30, 2025, the Company had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 85.1% of the total revenue. During the three months ended September 30, 2024, the Company had four customers whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 77.2% of the total revenue.

During the nine months ended September 30, 2025, the Company had four customers, whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 85.6% of the total revenue. During the nine months ended September 30, 2024, the Company had three customers whose total revenue exceeded 10% of the total condensed consolidated revenue. These customers accounted for 60.2% of the total revenue.

As of September 30, 2025, the Company had four customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 67.5% of the total accounts receivable as of September 30, 2025. As of December 31, 2024, the Company had three customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 53.2% of the total accounts receivable as of December 31, 2024.

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.

Fair Value of Financial Instruments

As of September 30, 2025, there were no marketable securities outstanding.

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

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments – Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of September 30, 2025 and December 31, 2024. Refer to Note 5 for additional details.

New Accounting Standards Issued but Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures in the annual report for the year 2025.

In November, 2024 the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. This update mandates that public companies provide more detailed information about specific expenses in their financial statement notes. The effective date for this guidance is annual reporting periods beginning after December 15, 2026, with interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

Note 3: Variable Interest Entity

In July 2020, the Company entered into a binding term sheet with POW! Entertainment, LLC. (“POW”) pursuant to which the Company agreed to form an entity with POW to exploit certain rights in intellectual property created by Stan Lee, as well as the name and likeness of Stan Lee. The entity is called “Stan Lee Universe, LLC” (“SLU”). POW and the Company executed an Operating Agreement for the joint venture, effective as of June 1, 2021. The purpose of the acquisition was to enable the Company to assume the worldwide rights, in perpetuity, to the name, physical likeness, physical signature, live-action and animated motion picture, television, online, digital, publishing, comic book, merchandising and licensing rights to Stan Lee and over 100 original Stan Lee creations, from which the Company plans to develop and license multiple properties each year.

During the three months ended September 30, 2025 and 2024, SLU generated a net loss of $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, SLU generated a net loss of $0.2 million and $0.3 million, respectively. There were no contributions or distributions during the nine months ended September 30, 2025 and 2024 and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Investment in Equity Interest

As of September 30, 2025, the Company owned 5,009,005 shares of YFE. At the time of the initial investment in 2021, it was determined that based on the Company’s 28.7% ownership in YFE, the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings.

On July 14, 2025, the Company sold 1,500,000 YFE shares to a single foreign investor for total proceeds of €750,000 ($0.8 million) as part of its ongoing strategy to optimize its portfolio of assets. Subsequently, the Company’s ownership in YFE decreased from 44.8% to 35.0%. Before the transaction, the Company owned 6,857,132 shares of YFE.

On September 25, 2025, the Company executed a share exchange agreement with F&M Film und Medien Beteiligungs GmbH (“F&M”), pursuant to which the Company agreed to transfer 348,127 shares of Your Family Entertainment AG previously held by the Company, to F&M, in exchange for 348,127 shares of the Company’s common stock previously held by F&M, on a one-for-one basis. Subsequently, the Company’s ownership in YFE decreased from 35.0% to 32.7%. Management concluded that the Company continues to exercise significant influence over the investee.

As of September 30, 2025, the fair value of the investment was determined to be $6.7 million recorded within noncurrent assets on the Company’s condensed consolidated balance sheet. The fair value as of September 30, 2025 decreased by net $9.7 million, as compared to December 31, 2024. The net decrease is comprised of the net impact of a decrease in YFE’s stock price, the share sale and exchange transactions completed in the quarter, and the effect of foreign currency remeasurement from EURO to USD. The total change in fair value is recorded within Other Income (Expense), net on the Company’s condensed consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the Company’s ownership in YFE was 32.7% and 44.8%, respectively.

Note 5: Marketable Securities

The Company classifies its marketable debt securities as available-for-sale (“AFS”) and reports them at fair value in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments.

During the three months ended September 30, 2025, the Company sold all of its investments in marketable debt securities. As a result, there were no marketable securities outstanding as of September 30, 2025, and the proceeds were used for general operating purposes.

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

The AFS securities held by the Company as of December 31, 2024 had been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of September 30, 2025 and December 31, 2024, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

Realized losses of $8,983 and $0.1 million were recognized in earnings during the three months ended September 30, 2025 and 2024, respectively. Realized losses of $36,674 and $0.5 million were recognized in earnings during the nine months ended September 30, 2025 and 2024, respectively, primarily due to selling securities prior to maturity to provide additional liquidity for general operating needs.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Furniture and Equipment	$98	$117
Computer Equipment	826	817
Leasehold Improvements	2,200	2,200
Software	298	250
Property and Equipment, gross	3,422	3,384

Less Accumulated Depreciation	(1,504)	(1,078)
Foreign Currency Translation Adjustment	(191)	(253)
Property and Equipment, net	$1,727	$2,053

During the nine months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $0.4 million and $0.3 million, respectively.

During the nine months ended September 30, 2025 and 2024, the Company did not incur any impairment charges on its property and equipment.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Operating Lease
Office Lease Assets	$9,332	$9,437
Accumulated Amortization	(3,381)	(2,740)

Finance Lease
Equipment Lease Assets	4,571	4,214
Accumulated Amortization	(3,895)	(3,643)

Right-of-Use Assets, Net	$6,627	$7,268

Foreign Currency Translation Adjustment	(984)	(1,143)

Leased Right-of-Use Assets, net	$5,643	$6,125

As of September 30, 2025, the weighted-average lease term for the Company’s operating leases was 66 months and the weighted-average discount rate was 11.2%. As of December 31, 2024, the weighted-average lease term for operating leases was 73 months and the weighted-average discount rate was 11.1%.

Effective April 1, 2025, the Company executed a lease reassignment agreement with the landlord for its Ontario office, resulting in the reassignment of one of its suites to a new tenant. The Company continues to lease and occupy remaining space under the original terms of the lease agreement. The reassignment reduced the Company’s leased space from 570 square feet to 74 square feet, and associated rent obligations, but did not change any other conditions of the lease. The modification was accounted for as a partial termination of the lease under ASC 842. Accordingly, the Company remeasured the lease liability as of the effective date of the modification using the discount rate based on the remaining lease term and payments. Based on the modified lease payment terms, the discount rate was determined to be 8.96%, and the remeasured lease liability was $16,042. This represented a reduction of $0.1 million compared to the pre-modification lease liability. The Company adjusted the right-of-use asset based on the proportion of the reduction in the remeasured lease liability, resulting in a reduction of $0.1 million. The Company recognized a gain on lease modification of $4,253 in the condensed consolidated statements of operations. The remaining lease costs of $16,770 will be recognized on a straight-line basis over the remaining lease term.

Operating lease costs during the three months ended September 30, 2025 and 2024 were $0.4 million and $0.9 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations. Operating lease costs during the nine months ended September 30, 2025 and 2024 were $1.1 million and $1.2 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

During the three and nine months ended September 30, 2025, the Company recorded finance lease costs of $0.1 million and $0.3 million, respectively, primarily comprised of ROU amortization of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded finance lease costs of $0.2 million and $1.0 million, respectively, primarily comprised of ROU amortization of $0.2 million and $1.0 million. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s condensed consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of September 30, 2025 and December 31, 2024 (in thousands):

Film and Television Costs, net as of December 31, 2023	$1,295
Additions to Film and Television Costs	1,653
Disposals	(75)
Film Amortization Expense	(231)
Foreign Currency Translation Adjustment	(21)
Film and Television Costs, net as of December 31, 2024	$2,621
Additions to Film and Television Costs	2,113
Disposals	(100)
Film Amortization Expense	(153)
Foreign Currency Translation Adjustment	20
Film and Television Costs, net as of September 30, 2025	$4,501

During the nine months ended September 30, 2025 and 2024, the Company recorded amortization expense of $0.2 million and $0.2 million, respectively.

During the nine month ended September 30, 2025, the Company recorded $0.1 million of write-downs related to projects not advancing beyond the development stage. Based on the review performed by the executive team it was determined, that certain projects would no longer be pursued. The Company did not record any write-downs on film costs during the nine months ended September 30, 2024.

The Company did not record any impairment charges on film costs during the nine months ended September 30, 2025 and 2024.

Note 9: Intangible Assets, net

Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, net

	Weighted Average Remaining Amortization	As of
	Period	September 30, 2025	September 30, 2024
Customer Relationships	4.7	$17,325	$17,325
Digital Networks	12.5	803	803
Trade Names	65.7	9,970	9,970
Intangible Assets, gross		28,098	28,098

Less Accumulated Amortization		(7,324)	(5,822)
Foreign Currency Translation Adjustment		(2,103)	(2,555)
Intangible Assets, net		$18,671	$19,722

During the three months ended September 30, 2025 and 2024, the Company recorded intangible asset amortization expense of $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded intangible asset amortization expense of $1.5 million and $1.5 million, respectively.

Expected future amortization of intangible assets subject to amortization as of September 30, 2025 is as follows (in thousands):

Fiscal Year:
2025	$502
2026	2,008
2027	2,008
2028	2,008
2029	2,008
Thereafter	4,716
Total	$13,250

As of September 30, 2025 and December 2024, $5.4 million and $5.3 million, respectively, of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of September 30, 2025 and December 31, 2024, the Company had aggregate short term and long term deferred revenue of $8.9 million and $9.4 million, respectively. The decrease in deferred revenue is primarily related to production on various shows advancing to later stages of execution of the projects as of September 30, 2025, compared to the progress as of December 31, 2024. Wow's deferred revenue balance relates to cash received from customers for productions in progress. Revenue is fully recognized upon production completion. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of September 30, 2025, the Company had no outstanding margin loan balance. As of December 31, 2024, the Company’s margin loan balance was $0.9 million. During the nine months ended September 30, 2025, the Company borrowed an additional $5.9 million from its investment margin account and repaid $6.8 million primarily with cash received from sales and maturities of marketable securities and other transactions. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.39% and 0.46%, respectively, on average margin loan balances of $0.2 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

During the three months ended September 30, 2025 and 2024, the Company incurred interest expense on the loan of $3,195 and $11,070, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred interest expense on the loan of $8,062 and $42,131, respectively, included in Interest Expense on the Company’s condensed consolidated statements of operations. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan was recorded as a current liability on the Company’s condensed consolidated balance sheets.

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

As of September 30, 2025 and December 31, 2024, the Company had an outstanding net balance of USD 12.6 million (CAD 17.5 million), including USD 0.9 million (CAD 1.3 million) of interest, and USD 9.2 million (CAD 13.3 million), including USD 0.8 million (CAD 1.2 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, Production Facilities, net includes unamortized debt issuance costs related to the issuance of production facilities of $0.1 million and $0.1 million, respectively, which were included as a reduction to the carrying amount of production facilities.

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

As of September 30, 2025, the Company has two leases remaining under this facility with finance rates of 7.52% and 8.20%, and remaining lease terms of 2 months and 11 months, respectively.

As of September 30, 2025 and December 31, 2024, the outstanding balances, net of repayments, of $0.1 million (CAD 0.1 million) and $0.3 million (CAD 0.4 million), respectively, were included within current and noncurrent Finance Lease Liabilities, net on the Company’s condensed consolidated balance sheets.

Note 13: Stockholders’ Equity

Common Stock

As of September 30, 2025 and December 31, 2024, the total number of authorized shares of common stock was 190,000,000.

As of September 30, 2025 and December 31, 2024, there were 48,913,630 and 46,209,081 shares of common stock outstanding, respectively.

During the nine months ended September 30, 2025 and 2024, the Company issued 226,733 and 218,886 shares of common stock for services, respectively.

During the nine months ended September 30, 2025 and 2024, the Company issued 182,987 and 88,531 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations, respectively.

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

On August 27, 2025, the Company entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act of 1933 with a third party lender (“Lender”) to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, the Lender makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to the Lender. The settlement was valued at $0.75 per $1 of accounts payable and is being carried out in stages, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. During the three months ended September 30, 2025 the Company settled $0.7 million of accounts payable by issuing 1,180,955 shares of common stock to the Lender. The Company recognized a loss of $0.3 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), Net, on the Company’s condensed consolidated statements of operations.

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

As of September 30, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of September 30, 2025 and December 31, 2024, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

During the nine months ended September 30, 2025 and 2024, 404 and 217 shares of common stock, respectively, with a cost of $293 and $252, respectively, were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the condensed consolidated balance sheet.

On September 25, 2025, the Company executed a share exchange agreement with F&M Film und Medien Beteiligungs GmbH (“F&M”), pursuant to which the Company agreed to transfer 348,127 shares of Your Family Entertainment AG previously held by the Company, to F&M, in exchange for 348,127 shares of the Company’s common stock previously held by F&M, on a one-for-one basis. The shares received from F&M were returned to the Company’s treasury and recorded at their cost of approximately $0.3 million within Treasury Stock on the condensed consolidated balance sheet.

Note 14: Stock Options

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the ”2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. Subsequently, on May 14, 2025, the Company’s stockholders approved a further amendment and restatement of the 2020 Plan, providing for an additional increase of 5,000,000 shares of common stock authorized for issuance under the plan. As of September 30, 2025, the maximum number of shares available for issuance was 13,216,767.

During the nine months ended September 30, 2025, the Company granted options to purchase 100,000 shares of common stock to the music composer on the Winnie & Friends title song, with weighted-average grant-date fair market value of $39,260. The options vested immediately upon grant.

The fair value of the options granted during the nine months ended September 30, 2025 was calculated using the Black-Scholes-Merton (“BSM”) option pricing model based on the following assumptions:

Nine Months Ended September 30,
2025
Exercise Price	$0.82
Dividend Yield	–%
Volatility	68.9%
Risk-free interest rate	3.61%
Expected life of options	3.00

During the nine months ended September 30, 2024, the Company did not grant any stock options.

The following table summarizes the Company’s option activity:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	952,140	4.79	$12.72
Granted	100,000	2.97	0.82
Exercised	–	–	–
Forfeited/Cancelled	(33,880)	–	6.16
Expired	(44,280)	–	16.45
Outstanding at September 30, 2025	973,980	4.19	$11.56

Unvested at September 30, 2025	–	–	–
Vested and exercisable at September 30, 2025	973,980	4.19	$11.56

During the three months ended September 30, 2025, the Company did not recognize any share-based compensation expense related to stock options.

During the three months ended September 30, 2024, the Company recognized $23,804 in share-based compensation expense related to stock options.

During the nine months ended September 30, 2025 and 2024, the Company recognized $24,699 and $0.1 million, respectively, in share-based compensation expense related to stock options included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations. As of September 30, 2025, the Company had no unrecognized share-based compensation expense related to outstanding stock options. The outstanding options as of September 30, 2025 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan. During the nine months ended September 30, 2025 and 2024, the Company granted 400,123 and 286,324 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.3 million and $0.3 million, respectively.

An aggregate of 409,720 shares of common stock were issued during the nine months ended September 30, 2025 as a result of RSUs vested during the current and prior periods.

The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2024	870,417	$13.53
Granted	400,123	0.71
Vested	(400,123)	0.71
Forfeited	–	–
Unvested at September 30, 2025	870,417	$13.53

During the three months ended September 30, 2025 and 2024, the Company recognized $41,847 and $0.1 million, respectively, in share-based compensation expense related to RSUs. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.2 million and $0.4 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of September 30, 2025 was $9,601 which will be recognized through the fourth quarter of 2026 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the nine months ended September 30, 2025 was $0.3 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the nine months ended September 30, 2025:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2024	25,734,752	1.16	$2.19
Granted	–	–	–
Exercised	(1,462,000)	–	0.01
Expired	(121,809)	–	3.60
Forfeitures	–	–	–
Outstanding at September 30, 2025	24,150,943	2.85	$2.32

Exercisable at September 30, 2025	24,150,943	2.85	$2.32

On March 13, 2025, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock expired and were no longer outstanding as of September 30, 2025. In addition, 32,523 warrants previously classified as equity expired during the nine months ended September 30, 2025.

On March 5, 2025, 1,462,000 pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $1,462. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

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

As of September 30, 2025, the 7,894,736 Series A warrants and 7,894,736 Series B warrants remain outstanding as equity-classified instruments.

The fair value of the outstanding Series A derivative warrants, prior to their reclassification to equity, was determined by using the BSM based on the following assumptions as of May 13, 2025:

May 13, 2025
Market Price	$0.65
Exercise Price	$0.57
Dividend Yield	–%
Volatility	86.3%
Risk-free Interest Rate	4.1%
Expected Life of Warrants	5.00

The fair value of the outstanding Series A derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	101.6%
Risk-free Interest Rate	4.0%
Expected Life of Warrants	5.00

The fair value of the outstanding Series B derivative warrants, prior to their reclassification to equity, was determined by using the BSM option pricing model based on the following assumptions as of May 13, 2025:

May 13, 2025
Market Price	$0.65
Exercise Price	$0.57
Dividend Yield	–%
Volatility	68.9%
Risk-free Interest Rate	4.1%
Expected Life of Warrants	1.50

The fair value of the outstanding Series B derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	$0.57
Dividend Yield	–%
Volatility	82.5%
Risk-free Interest Rate	4.0%
Expected Life of Warrants	1.50

Note 17: Supplemental Financial Statement Information

Other Expense, net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Expense (a)	$(157)	$(176)	$(450)	$(625)

Gain (Loss) on Revaluation of Warrants (b)	–	3	(232)	63
Loss on Revaluation of Equity Investment in YFE (c)	(2,930)	(461)	(10,348)	(1,342)
Realized Loss on Marketable Securities Investments (d)	(9)	(148)	(37)	(505)
Gain (Loss) on Foreign Exchange (e)	(279)	999	2,101	19
Loss on Debt Settlement (f)	(268)	–	(1,212)	–
Interest Income (g)	5	40	71	135
Finance Lease Interest Expense (h)	(6)	(20)	(17)	(74)
Gain on Lease Modification (i)	–	–	4	–
Other (j)	25	189	(63)	723
Other Income (Expense), net	$(3,462)	$602	$(9,733)	$(981)

Three Months and Nine Months Ended September 30, 2025

(a)	Interest Expense during the three and nine months ended September 30, 2025 was $0.2 million and $0.5 million, respectively, primarily due to interest incurred on production facilities.
(b)	The Loss on Revaluation of Warrants during the nine months ended September 30, 2025 consists of $0.7 million Loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants. These Warrants were classified as a liability in the period ended March 31, 2025 and a change in their Fair Value resulted in a recorded gain due to a decrease of expiration period. In the period ended June 2025, warrants were reclassified to equity.
(c)	As accounted for under the fair value option, the Company recognized losses in its Equity Investment in YFE of $2.9 million and $10.3 million during the three and nine months ended September 30, 2025, respectively. The losses were primarily driven by decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period, and resulted in a revaluation loss of $1.0 million and $8.6 million during the three and nine months ended September 30, 2025, respectively. Additionally, during the three months ended September 30, 2025, the Company recorded a $1.5 million loss on the sale of a portion of the investment and a $0.3 million loss on the share exchange transaction. This excludes the impact of foreign currency recorded separately.
(d)	The Realized Loss on Marketable Securities Investments of $8,983 and $36,674 recorded during the three and nine months ended September 30, 2025, respectively, is related to the Loss of on sale of marketable securities prior to the maturity date.
(e)	The Gain on Foreign Exchange during the nine months ended September 30, 2025 primarily related to the revaluation of the YFE investment, resulting in a gain of $1.8 million, due to the depreciation of the U.S. dollar against the Euro relative to prior periods. The remaining balance of $0.3 million represents the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary that remained outstanding as of the condensed consolidated balance sheet date. The Loss on Foreign Exchange during the three months ended September 30, 2025 of $0.3 million is related to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary that remained outstanding as of the condensed consolidated balance sheet date.
(f)	The Loss on Debt Settlement recorded during the nine months ended September 30, 2025 includes a loss of $0.9 million related to the loan settlement agreement with YFE finalized in April 2025 and a loss of $0.3 million arising from the Section 3(a)(10) transaction completed during the period. The Loss on Debt Settlement of $0.3 million recorded during the three months ended September 30, 2025 is related to the Section 3(a)(10) transaction completed during the period.

(g)	Interest Income during the three and nine months ended September 30, 2025 and 2024 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to ERTC receivable and interest income related to the Shareholder Loan. Each of these sources was individually immaterial.
(h)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	On April 1, 2025, a subsidiary, Beacon Communications Group, Ltd (“Beacon Communications”), executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the period ended September 30, 2025.
(j)	During the nine months ended September 30, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to ERTC claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Recent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included approximately $75,568 of other income, primarily consisting of late fees from select clients on payment plans and credit card rewards. For the three months ended September 30, 2025, other income primarily related to such late fees totaled $22,323.

Three Months and Nine Months Ended September 30, 2024

(a)	Interest Expense during the three and nine months ended September 30, 2024 was $0.2 million and $0.6 million, respectively, primarily due to interest incurred on production facilities and bank indebtedness.
(b)	The Gain on Revaluation of Warrants recorded during the three and nine months ended September 30, 2024 was related to the remeasurement of 89,286 outstanding liability warrants which expired in March 2025.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	The Realized Loss on Marketable Securities Investments during the three and nine months ended September 30, 2024 reflected the loss that was not recovered from the investments due to selling securities prior to maturity.
(e)	The Gain on Foreign Exchange during the three and nine months ended September 30, 2024 was primarily related to the revaluation of the YFE investment, resulting in a gain of $0.8 million and $0.2 million, respectively, due to the EURO fluctuation to USD, as compared to the prior reporting period. The remaining balance was related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.
(f)	No loss on settlement of debt was recorded during the three and nine months ended September 30, 2024.
(g)	Interest Income during the three and nine months ended September 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)	The Finance Lease Interest Expense during the three and nine months ended September 30, 2024 represented the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	No gain or loss on lease modification was recorded during the three and nine months ended September 30, 2024.
(j)	Other Income during the three and nine months ended September 30, 2024 was primarily related to late fees from select clients on a payment plan.

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

For the nine months ended September 30, 2025, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance. For the nine months ended September 30, 2024, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance.

During the nine months ended September 30, 2025, the Company did not record an income tax expense. As of September 30, 2025 and December 31, 2024, net deferred tax liability was $1.3 million and $1.3 million, respectively.

Kartoon Studios, Inc. and its wholly-owned U.S. subsidiaries are subject to U.S. income taxes and file a consolidated tax return in the U.S. The Beacon Communications Group, Ltd., Ameba Inc. and WOW Unlimited Media Inc. are subject to Canadian income taxes on a stand-alone basis and file separate tax returns in Canada.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Florida, Massachusetts, New Jersey and New York, as well as Canada. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward to make adjustments up to the amount of the net operating losses. The Company is currently subject to U.S. federal, state and local and foreign tax examinations by tax authorities. The Company is no longer subject to audits by U.S. federal, state, local or foreign authorities for years prior to 2020.

On July 4, 2025, the President signed H.R. 1 the One Big Beautiful Bill Act into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were reflected in the income tax provision for the period ended September 30, 2025, as enactment occurred before the balance sheet date. The Company determined, there was no material impact to our income tax expense or effective tax rate, due to the full valuation allowance against the net deferred tax asset.

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of September 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating Leases	$387	$1,552	$1,384	$1,040	$1,078	$2,210	$7,651
Finance Leases	83	166	114	29	–	–	392
Employment Contracts	912	2,515	1,911	1,259	–	–	6,597
Consulting Contracts	2,393	3,151	–	–	–	–	5,544
Debt	12,551	–	–	–	–	–	12,551
Production Financing	49	–	–	–	–	–	49
	$16,375	$7,384	$3,409	$2,328	$1,078	$2,210	$32,784

Leases

The present value discount of the minimum operating lease payments above was $1.9 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $5.7 million recorded as of September 30, 2025 on the Company’s condensed consolidated balance sheet.

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

Note 20: Related Party Transactions

Pursuant to his initial employment agreement dated December 7, 2020, Mr. Heyward was previously entitled to receive a quarterly bonus. Mr. Heyward was paid $55,000 as quarterly bonus for each quarter during the nine months ended September 30, 2025 and 2024.

On February 27, 2023, Mr. Heyward’s prior employment agreement was amended to provide him a creative producer fee of $100,000 per quarter, prorated for the first quarter of 2023, for services rendered to Wow. Mr. Heyward was paid $100,000 in creative producer fees for each quarter during the nine months ended September 30, 2025 and 2024.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest were to be repaid by no later than June 30, 2026. On April 27, 2025, the Company entered into a settlement agreement with YFE to resolve the outstanding Shareholder Loan Agreement. Pursuant to the settlement, the Company accepted a reduced repayment amount of $0.4 million, payable in two installments no later than June 2025, in full satisfaction of the loan balance. The settlement agreement became effective in April 2025 and the Company recorded an adjustment to the balance of the loan and recognized a loss of approximately $0.9 million. As of September 30, 2025, all terms of the settlement agreement were fulfilled.

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly income was $595 during the nine months ended September 30, 2025 and 2024 and recorded within Other Expense, net in the Company's condensed consolidated statements of operations.

During the quarter ended September 30, 2024, the Company entered into a consulting agreement with a related party for office space interior design services. The agreement was subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The monthly expense was $595 and $0 during the nine months ended September 30, 2025 and 2024, respectively, and was recorded within General and Administrative expenses in the Company's condensed consolidated statements of operations.

On February 6, 2025, certain members of the Company’s executive management team, including the Chief Operating Officer, established a nonprofit organization The Stan Lee Foundation (the “Foundation”), which was granted tax-exempt status under Section 501(c)(3). The Foundation is not owned, governed, or controlled by the Company. The Company may reference the Foundation in connection with reputational or community engagement efforts. The Company provided limited administrative support totaling approximately $772 during the three months ended September 30, 2025. This support was not part of an ongoing funding commitment and is not considered material to the Company’s condensed consolidated financial statements. The Foundation is not consolidated in these condensed consolidated financial statements.

On August 25, 2025, the Company entered into a new employment agreement with Andy Heyward, the Company’s CEO, which replaced and superseded all prior employment agreements. The agreement revised certain compensation terms, including a new performance-based bonus structure contingent on market capitalization and net income thresholds as of December 31, 2025. The agreement further provides for the potential issuance of a restricted stock unit (“RSU”) award to Mr. Heyward, subject to the determination of the terms. No bonuses were earned or accrued under this arrangement as of September 30, 2025.

Pursuant to the terms of the agreement, Mr. Heyward is entitled to an executive producer fee of $12,500 per episode for each episode he provides services as an executive producer, up to maximum 52 episodes per calendar year. During the nine months ended September 30, 2025 and 2024, Mr. Heyward has not earned or was not paid any producer fees.

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

The Company has identified two operating segments based on the nature of the products and services offered:

The Content Production and Distribution segment includes the operations of Kartoon Studios, Inc, Mainframe Studios, and Frederator Studios. These entities are aggregated due to their similar economic characteristics, nature of products and services, production processes, customer types, and distribution methods. This segment is focused on the creation, production, and distribution of animated and live-action content, as well as licensing and royalty revenue from intellectual property.

The Media Advisory and Advertising Services segment includes The Beacon Media Group and The Beacon Communications Group. These entities provide media advisory and advertising services and marketing services.

The CEO (CODM) reviews revenue and net operating results, as allocated based on the nature of the business activity.

The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenues:
Content Production and Distribution	$8,965	$7,283	$27,039	$19,993
Media Advisory and Advertising Services	912	1,425	2,621	3,177
Total Revenues	$9,877	$8,708	$29,660	$23,170

Net Loss:
Content Production and Distribution	$(6,201)	$(2,395)	$(17,732)	$(14,830)
Media Advisory and Advertising Services	(369)	338	(1,527)	(145)
Total Net Loss Attributable to Kartoon Studios, Inc.	$(6,570)	$(2,057)	$(19,259)	$(14,975)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenues:
United States	$4,123	$5,005	$13,738	$12,490
Canada	3,626	1,615	10,387	3,563
United Kingdom	2,091	1,909	5,421	6,708
Other	37	179	114	409
Total Revenues	$9,877	$8,708	$29,660	$23,170

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	Three Months Ended September 30, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$8,965	$912	$9,877

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	7,030	101	7,131
General and Administrative Expenses	3,716	1,153	4,869
Other Expenses	–	–	–
Segment results	$(1,781)	$(342)	$(2,123)

Reconciliation of net (loss) income:
Depreciation Expense	$688	$43	$731
Interest Expense	157	–	157
Stock Based Compensation	42	–	42
Tax provision	–	–	–
Other	3,478	(16)	3,462
Net Loss Attributable to Non-Controlling Interests	55	–	55

Net Loss Attributable to Kartoon Studios, Inc.	$(6,201)	$(369)	$(6,570)

	Nine Months Ended September 30, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$27,039	$2,621	$29,660

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	21,032	249	21,281
General and Administrative Expenses	11,566	3,671	15,237
Other Expenses	–	8	8
Segment results	$(5,559)	$(1,307)	$(6,866)

Reconciliation of net (loss) income:
Depreciation Expense	$2,012	$134	$2,146
Interest Expense	450	–	450
Stock Based Compensation	178	–	178
Tax Provision	–	–	–
Other	9,647	86	9,733
Net Loss Attributable to Non-Controlling Interests	(114)	–	(114)

Net Loss Attributable to Kartoon Studios, Inc.	$(17,732)	$(1,527)	$(19,259)

	Three Months Ended September 30, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$7,283	$1,425	$8,708

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	5,941	115	6,056
General and Administrative Expenses	3,131	1,104	4,235
Other Expenses	–	–	–
Segment results	$(1,789)	$206	$(1,583)

Reconciliation of net (loss) income:
Depreciation Expense	$761	$48	$809
Interest Expense	176	–	176
Stock Based Compensation	155	–	155
Tax provision	–	–	–
Other	(422)	(180)	(602)
Net Loss Attributable to Non-Controlling Interests	(64)	–	(64)

Net Loss Attributable to Kartoon Studios, Inc.	$(2,395)	$338	$(2,057)

	Nine Months Ended September 30, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenue	$19,993	$3,177	$23,170

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	16,760	202	16,962
General and Administrative Expenses	12,991	3,582	16,573
Other Expenses	–	5	5
Segment results	$(9,758)	$(612)	$(10,370)

Reconciliation of net (loss) income:
Depreciation Expense	$2,434	$153	$2,587
Interest Expense	623	2	625
Stock Based Compensation	–	–	–
Tax provision	545	–	545
Other	1,603	(622)	981
Net Loss Attributable to Non-Controlling Interests	(133)	–	(133)

Net Loss Attributable to Kartoon Studios, Inc.	$(14,830)	$(145)	$(14,975)

All other segment items included in net income or loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

Note 22: Subsequent Events

On October 22, 2025, pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”) entered into with an institutional investor (the “Investor”), the Company closed a registered direct offering of 3,000,000 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”), and pre-funded warrants to purchase up to 6,903,049 shares of Common Stock (the “Pre-Funded Warrants”) to the Investor. In a concurrent private placement, pursuant to the Purchase Agreement, the Company also sold to the Investor unregistered warrants to purchase up to 9,903,049 shares of Common Stock (the “Common Warrants”), with an exercise price of $0.738 per share. Each Share and privately placed Common Warrant was sold at a public offering price of $0.738, and each Pre-Funded Warrant and privately placed Common Warrant was sold at a public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. The Company paid to the placement agent in connection with the offering a cash fee equal to 7% of the aggregate gross proceeds from the sale of the securities sold in this offering, and the placement agent is also entitled to receive 7% of the gross proceeds received from the exercise of any warrants issued in the offering. In addition, the Company issued warrants to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share.

On August 27, 2025, the Company entered into a transaction under Section 3(a)(10) of the Securities Act of 1933 with a third party to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, the third party makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to the third party. The transaction was carried out in stages and as of November 14, 2025, the Company had completed the arrangement, settling a total of $1.8 million, and issued 3,148,535 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and nine months ended September 30, 2025 and 2024. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 (“The 2024 Annual Report”), and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Licensing and Royalties

We believe the licensing and royalties business presents the most significant long-term growth opportunity. Strategic emphasis is being placed on the commercialization of the Stan Lee intellectual property portfolio and the launch of the Hundred Acre Wood: Winnie & Friends property, with a focus on both digital and physical consumer products, as well as location-based fan experiences. We intend to expand the use of our broader IP catalog in licensing programs beginning throughout 2026 and beyond.

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

Recent Events

Registered Direct Offering and Concurrent Private Placement

On October 20, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which we agreed to issue to the Purchaser, (i) in a registered direct offering (the “Registered Direct Offering”), 3,000,000 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 6,903,049 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (ii) in a concurrent private placement pursuant to the Purchase Agreement (the “Concurrent Private Placement” and, together with the Registered Direct Offering, the “October Offerings”), common warrants (the “Common Warrants”) to purchase an aggregate of up to 9,903,049 shares of Common Stock (the “Common Warrant Shares”), with an exercise price of $0.738. The October Offerings closed on October 22, 2025 (the “Closing Date”), and we received aggregate gross proceeds of approximately $7.3 million in connection therewith, excluding any proceeds that may be received upon the exercise of the Common Warrants and before deducting placement agent fees and other offering expenses payable by us. Each Share and privately placed Common Warrant was sold at a public offering price of $0.738. Each Pre-Funded Warrant and privately placed Common Warrant was sold at a public offering price of $0.737.

The Shares, Pre-Funded Warrants and Pre-Funded Warrant Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-276259), which was declared effective by the Securities and Exchange Commission (the “Commission”) on January 5, 2024 (the “Registration Statement”). The Common Warrants and the Common Warrant Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were instead offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Rule 506(b) promulgated thereunder.

Pursuant to the terms of the Purchase Agreement, until January 31, 2026, we agreed that neither we nor any of our subsidiaries will issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) or file any registration statement or any amendment or supplement thereto, subject to certain limited exceptions, including (i) the prospectus supplement relating to the Registered Direct Offering, (ii) the Resale Registration Statement (as defined below). We further agreed, subject to limited exceptions, for a period from the date of the Purchase Agreement until October 20, 2027, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents involving a Variable Rate Transaction (as defined in the Purchase Agreement), provided however that commencing October 20, 2026, we are allowed to enter into, and issue shares pursuant to, an “at the market” offering.

Dawson James Securities Inc. acted as the exclusive placement agent (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the October Offerings and received a cash fee of 7% of the aggregate gross proceeds paid to us for the securities sold in the October Offerings and reimbursement of certain out-of-pocket expenses of $75,000. The placement agent is also entitled to receive a cash fee of 7% of the gross proceeds received from the exercise of any Common Warrants. As additional compensation to the Placement Agent, in connection with the October Offerings, we issued to the Placement Agent or its designees, warrants (the “Placement Agent Warrants”) to purchase an aggregate of 693,213 shares of Common Stock (the “Placement Agent Warrant Shares”) with substantially the same terms as the Common Warrants, except that they have an exercise price per share equal to $0.8118. The Placement Agent Warrants were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and/or Rule 506(b) promulgated thereunder.

Pursuant to the Purchase Agreement, we agreed to file, as soon as practicable (and in any event within thirty (30) calendar days of the date of the Purchase Agreement), a registration statement (the “Resale Registration Statement”) providing for the resale by the Purchaser of the Common Warrant Shares. In addition, we will use commercially reasonable efforts to cause the Resale Registration Statement to become effective within ninety (90) days following the Closing Date and to keep the Resale Registration Statement effective at all times until the Purchaser does not own any Common Warrants or Common Warrant Shares.

Results of Operations

Our summary results for the three months ended September 30, 2025 and 2024 are below:

Revenue

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production Services	$7,105	$4,898	$2,207	45%
Content Distribution	1,787	2,348	(561)	(24)%
Licensing and Royalties	73	37	36	97%
Media Advisory and Advertising Services	912	1,425	(513)	(36)%
Total Revenue	$9,877	$8,708	$1,169	13%

Production Services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion. Revenue for the three months ended September 30, 2025 was 45% higher than Mainframe Studios’ production services revenue recognized during the three months ended September 30, 2024 primarily due to several ongoing projects progressing into more advanced production stages, resulting in higher revenue recognized under the percentage-of-completion method.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the three months ended September 30, 2025, decreased by 24% as compared to the three months ended September 30, 2024. The decrease of $0.6 million was due to a decrease in Frederator’s creator network revenue from YouTube driven by overall less viewership as compared to the prior year period.

Revenue related to Licensing and Royalties for the three months ended September 30, 2025 increased by 97% as compared to the three months ended September 30, 2024 primarily due to higher amounts earned from our existing license deals related to our consumer products agreements, music licensing agreements, and certain new executed licensing agreements related to Stan Lee Universe, LLC assets.

Revenue generated by Media Advisory and Advertising services for the three months ended September 30, 2025 decreased by 36% as compared to the three months ended September 30, 2024 primarily due to lower net renewal activity and media purchases from clients and due to tariffs imposed on toy manufacturers adversely affecting certain clients’ marketing budgets, resulting in delayed media spending.

Expenses

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$209	$290	$(81)	(28)%
Direct Operating Costs	6,922	5,766	1,156	20%
General and Administrative	5,642	5,199	443	9%
Total Expenses	$12,773	$11,255	$1,518	13%

The decrease in Marketing and Sales expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to lower corporate advertising spending.

Direct Operating Costs during the three months ended September 30, 2025 consisted of salaries and related expenses for animation production services employees of Mainframe Studios. The remainder of Direct Operating Costs consisted of creator network channel expenses, content licensing, and production costs, including participation expenses related to profit-sharing obligations with various animation studios, post-production studios, writers, directors, musicians, and other creative talent, as well as amortization and any write-downs of film and television costs. The increase during the three months ended September 30, 2025 was primarily due to an increase in salary costs and headcount included in Production Services related to new projects that advanced in the current quarter compared to the same period of the prior year.

The increase in General and Administrative expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to an increase of $0.3 million in professional fees reflecting the timing of legal insurance reimbursements in the current quarter compared to the prior year quarter, an increase of $0.3 million in general and administrative expenses, offset by a decrease of $0.1 million in depreciation expense related to the property and equipment impairment recorded in prior year, and a decrease of $0.1 million of stock-based compensation expense due to vested awards fully recognized.

During the three months ended September 30, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets for impairment. As a result, we concluded that impairment charges to those assets were not required. Furthermore, we concluded that no indicators of impairment or triggering events were identified during the period.

Our summary results for the nine months ended September 30, 2025 and 2024 are below:

Revenue

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production Services	$21,036	$12,756	$8,280	65%
Content Distribution	5,760	7,002	(1,242)	(18)%
Licensing and Royalties	243	235	8	3%
Media Advisory and Advertising Services	2,621	3,177	(556)	(18)%
Total Revenue	$29,660	$23,170	$6,490	28%

Production Services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion. Revenue for the nine months ended September 30, 2025 was 65% higher than the Mainframe Studios’ production services revenue recognized during nine months ended September 30, 2024 primarily due to several ongoing projects progressing into more advanced production stages, resulting in higher revenue recognized under the percentage-of-completion method.

Revenue related to Content Distribution on AVOD and SVOD, including advertising sales for the nine months ended September 30, 2025, decreased by 18% as compared to the nine months ended September 30, 2024. The decrease of $1.2 million was due to a decrease of $1.1 million in Frederator’s creator network revenue from YouTube driven by overall less viewership as compared to the prior year period, and a decrease in Kartoon Studios’ content distribution revenue of $0.1 million related to lower volume of licensing agreements signed by the Kartoon Channel! Worldwide division for the broadcast of the channel.

Revenue related to Licensing and Royalties for the nine months ended September 30, 2025 increased by 3% as compared to the nine months ended September 30, 2024 primarily due to higher amounts earned from our existing license deals related to our consumer products agreements, music licensing agreements, and certain new executed licensing agreements related to Stan Lee Universe, LLC assets.

Revenue generated by Media Advisory and Advertising services for the nine months ended September 30, 2025 decreased by 18% as compared to the nine months ended September 30, 2024 primarily due to lower net renewal activity and media purchases from clients, which were impacted by the new U.S. tariffs legislative uncertainty.

Expenses

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$562	$1,026	$(464)	(45)%
Direct Operating Costs	20,719	15,936	4,783	30%
General and Administrative	17,569	19,710	(2,141)	(11)%
Total Expenses	$38,850	$36,672	$2,178	6%

The decrease in Marketing and Sales expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to lower corporate advertising spending.

Direct Operating Costs during the nine months ended September 30, 2025 consisted of salaries and related expenses for animation production services employees of Mainframe Studios. The remainder of Direct Operating Costs consisted of creator network channel expenses, content licensing, and production costs, including participation expenses related to profit-sharing obligations with various animation studios, post-production studios, writers, directors, musicians, and other creative talent, as well as amortization and any write-downs of film and television costs. The increase during the nine months ended September 30, 2025 was primarily due to an increase in salary costs and headcount included in Production Services related to new projects that began in the current year compared to the same period of the prior year.

The decrease in General and Administrative expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a decrease of $1.0 million in professional fees reflecting lower legal expenses including legal insurance reimbursements and reduced use of external consulting services, decrease of $0.7 million in salaries and wages, decrease of $0.4 million in depreciation expense related to the property and equipment impairment recorded in prior year, a $0.4 million decrease in share-based compensation expense due to vested awards fully recognized, a decrease of $0.1 million in rent expense due to currency translation of our foreign office rent expense, offset by an increase of $0.5 million in certain expenses related to a production that did not meet capitalization criteria.

During the nine months ended September 30, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets for impairment. As a result, we concluded that impairment charges to those assets were not required. Furthermore, we concluded that no indicators of impairment or triggering events were identified during the period.

Other Expense, net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Expense (a)	$(157)	$(176)	$(450)	$(625)

Gain (Loss) on Revaluation of Warrants (b)	–	3	(232)	63
Loss on Revaluation of Equity Investment in YFE (c)	(2,930)	(461)	(10,348)	(1,342)
Realized Loss on Marketable Securities Investments (d)	(9)	(148)	(37)	(505)
Gain (Loss) on Foreign Exchange (e)	(279)	999	2,101	19
Loss on Debt Settlement (f)	(268)	–	(1,212)	–
Interest Income (g)	5	40	71	135
Finance Lease Interest Expense (h)	(6)	(20)	(17)	(74)
Gain on Lease Modification (i)	–	–	4	–
Other (j)	25	189	(63)	723
Other Income (Expense), net	$(3,462)	$602	$(9,733)	$(981)

Three Months and Nine Months Ended September 30, 2025

(a)	Interest Expense during the three and nine months ended September 30, 2025 was $0.2 million and $0.5 million, respectively, primarily due to interest incurred on production facilities.
(b)	The Loss on Revaluation of Warrants during the nine months ended September 30, 2025 consists of $0.7 million Loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants. These Warrants were classified as a liability in the period ended March 31, 2025 and a change in their Fair Value resulted in a recorded gain due to a decrease of expiration period. In the period ended June 2025, warrants were reclassified to equity.
(c)	As accounted for under the fair value option, the Company recognized losses in its Equity Investment in YFE of $2.9 million and $10.3 million during the three and nine months ended September 30, 2025, respectively. The losses were primarily driven by decreases in YFE’s stock price as of the current reporting period when compared to the prior reporting period, and resulted in a revaluation loss of $1.0 million and $8.6 million during the three and nine months ended September 30, 2025, respectively. Additionally, during the three months ended September 30, 2025, the Company recorded a $1.5 million loss on the sale of a portion of the investment and a $0.3 million loss on the share exchange transaction. This excludes the impact of foreign currency recorded separately.
(d)	The Realized Loss on Marketable Securities Investments of $8,983 and $36,674 recorded during the three and nine months ended September 30, 2025, respectively, is related to the Loss of on sale of marketable securities prior to the maturity date.
(e)	The Gain on Foreign Exchange during the nine months ended September 30, 2025 primarily related to the revaluation of the YFE investment, resulting in a gain of $1.8 million, due to the depreciation of the U.S. dollar against the Euro relative to prior periods. The remaining balance of $0.3 million represents the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary that remained outstanding as of the condensed consolidated balance sheet date. The Loss on Foreign Exchange during the three months ended September 30, 2025 of $0.3 million is related to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary that remained outstanding as of the condensed consolidated balance sheet date.
(f)	The Loss on Debt Settlement recorded during the nine months ended September 30, 2025 includes a loss of $0.9 million related to the loan settlement agreement with YFE finalized in April 2025 and a loss of $0.3 million arising from the Section 3(a)(10) transaction completed during the period. The Loss on Debt Settlement of $0.3 million recorded during the three months ended September 30, 2025 is related to the Section 3(a)(10) transaction completed during the period.
(g)	Interest Income during the three and nine months ended September 30, 2025 and 2024 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to ERTC receivable and interest income related to the Shareholder Loan. Each of these sources was individually immaterial.
(h)	The Finance Lease Interest Expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	On April 1, 2025, a subsidiary, Beacon Communications Group, Ltd (“Beacon Communications”), executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the period ended September 30, 2025.
(j)	During the nine months ended September 30, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to ERTC claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Recent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included approximately $75,568 of other income, primarily consisting of late fees from select clients on payment plans and credit card rewards. For the three months ended September 30, 2025, other income primarily related to such late fees totaled $22,323.

Three Months and Nine Months Ended September 30, 2024

(a)	Interest Expense during the three and nine months ended September 30, 2024 was $0.2 million and $0.6 million, respectively, primarily due to interest incurred on production facilities and bank indebtedness.
(b)	The Gain on Revaluation of Warrants recorded during the three and nine months ended September 30, 2024 was related to the remeasurement of 89,286 outstanding liability warrants which expired in March 2025.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	The Realized Loss on Marketable Securities Investments during the three and nine months ended September 30, 2024 reflected the loss that was not recovered from the investments due to selling securities prior to maturity.
(e)	The Gain on Foreign Exchange during the three and nine months ended September 30, 2024 was primarily related to the revaluation of the YFE investment, resulting in a gain of $0.8 million and $0.2 million, respectively, due to the EURO fluctuation to USD, as compared to the prior reporting period. The remaining balance was related to remeasurements of transactions made in foreign currencies that are outstanding as of the condensed consolidated balance sheet date.
(f)	No loss on settlement of debt was recorded during the three and nine months ended September 30, 2024.
(g)	Interest Income during the three and nine months ended September 30, 2024 primarily consisted of interest income, net of premium amortization expense, recorded for the investments in marketable securities.
(h)	The Finance Lease Interest Expense during the three and nine months ended September 30, 2024 represented the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	No gain or loss on lease modification was recorded during the three and nine months ended September 30, 2024.
(j)	Other Income during the three and nine months ended September 30, 2024 was primarily related to late fees from select clients on a payment plan.

Liquidity, Going Concern, and Capital Resources

As of September 30, 2025, we had cash and restricted cash of $1.4 million, which decreased by $7.0 million as compared to December 31, 2024. The decrease was primarily due to cash used in operating activities of $11.8 million and the effect of exchange rate of $0.3 million, offset by cash provided by financing activities of $2.8 million and cash provided by investing activities of $2.4 million. The cash used in operating activities was primarily due to net loss of $19.4 million and net change in operating asset and liabilities of $6.0 million, partially offset by net change in non-cash adjustments of $13.6 million. The cash provided by financing activities was primarily due to net proceeds from production facilities of $2.8 million, cash proceeds from partial disposal of YFE investment of $0.8 million and proceeds from ERTC sale of $0.5 million, offset by net repayment of margin loan of $1.0 million and payments of lease obligations of $0.3 million. The cash provided by investing activities of $2.4 million was primarily due to proceeds from the sale and maturities of marketable securities of $3.8 million and proceeds from the settlement of the Note Receivable of $0.4 million, offset by the investment in marketable securities of $1.8 million and the purchase of new property and equipment of $0.1 million.

As of September 30, 2025, we did not hold any available-for-sale marketable securities, and the decrease in available-for-sale marketable securities of $2.0 million as compared to December 31, 2024, was due to a sale of securities during the nine months ended September 30, 2025.

Working Capital

As of September 30, 2025, we had total current assets of $27.1 million, including cash of $0.9 million and restricted cash of $0.5 million, and our total current liabilities were $32.5 million. We had negative working capital of $5.4 million as of September 30, 2025 as compared to working capital of $1.2 million as of December 31, 2024. The decrease of $6.6 million was due to a decrease of $7.5 million in current assets and a decrease of $0.9 million in current liabilities compared to the balances as of December 31, 2024. A decrease in current assets is primarily driven by a decrease of $7.0 million in cash, a decrease of $3.3 million in accounts receivable, and a decrease of $2.0 million in marketable securities investments, offset by an increase of $4.2 million in production tax credit receivable position and an increase $0.6 million in prepaid balance. The decrease in current liabilities is primarily driven by a decrease of $3.7 million in accounts payable, a decrease of $0.9 million in margin loan balance, a decrease of $0.5 million in accrued participation cost balance, a decrease of $0.5 million in deferred revenue balance, and a decrease of $0.3 million in other current liabilities, offset by an increase by $3.3 million in production facilities, an increase of $1.1 million in accrued expenses, and an increase of $0.6 million in accrued salaries.

During the nine months ended September 30, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Going Concern

Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2025, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. Subsequent to September 30, 2025, we were successful in raising net proceeds of $6.6 million in connection with the October Offerings, which closedon October 22, 2025, strengthening our cash position. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. We do not have any committed sources of financing at this time, and it is uncertain whether any additional funding will be available when we need it on terms that will be acceptable to us, or at all. Our ability to sell securities registered on our registration statement on Form S-3 is limited until such time that the market value of our voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of Common Stock and securities convertible or exercisable for Common Stock that we can sell, under certain circumstances, will be limited by NYSE American rules and regulations. If we are able to raise funds by selling additional shares of Common Stock or other securities convertible into Common Stock, the ownership interest of our existing shareholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. There can be no assurance that we will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, we may have to significantly limit our operations and its business, financial condition and results of operations would be materially harmed.

Comparison of Cash Flows for the Nine Months Ended September 30, 2025 and September 30, 2024

Our total cash as of September 30, 2025 and September 30, 2024 was $0.9 million and $7.9 million, respectively.

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net Cash Used in Operating Activities	$(11,787)	$(1,127)	$(10,660)
Net Cash Provided by Investing Activities	2,356	7,902	(5,546)
Net Cash Provided by (Used in) in Financing Activities	2,821	(6,444)	9,265
Effect of Exchange Rate Changes on Cash	(345)	155	(500)
Increase (Decrease) in Cash and Restricted Cash	$(6,955)	$486	$(7,441)

Net Non-cash Expenses

Items necessary to reconcile net loss to cash used in operating activities included net non-cash expenses of $13.6 million for the nine months ended September 30, 2025 as compared to net non-cash expenses of $5.9 million for the nine months ended September 30, 2024. The majority of the increase of $7.7 million was primarily due to an increase of $7.3 million on the loss of our equity investment in YFE securities revaluation, a loss of $1.5 million related to partial disposal of YFE shares, and a loss of $1.2 million related to accounts payable and note receivable debt settlement transactions. The increase is offset by an increase of $1.5 million of FX gain on the value of the equity investment in YFE, a decrease of $0.6 million in amortization of Right-of-Use assets primarily due to concluded equipment lease agreements, a decrease of $0.5 million in realized loss on marketable securities due to the lower sales of our marketable securities prior to their maturity date, and a decrease of $0.4 million in stock-based compensation expense due to completed vesting.

Change in Operating Activities

The decrease in net change in operating asset and liability activities used by operating activities of $6.0 million as of September 30, 2025, compared to the net change in operating asset and liability activities provided by operating activities of $8.1 million as of September 30, 2024, was primarily due to an increase of $14.0 million in operating assets activity. An increase of in operating assets activity was primarily due to an decrease of $10.4 million in net receipts tax credits during the current year related to completed projects, a decrease of $2.8 million in accounts receivable net receipts, an increase of $1.9 million in net film and television cost expenditures, an increase of $0.4 million in prepaid expenses, offset by a net decrease of $1.4 million in other receivables representing expected ERTC claims recorded in prior period but not yet collected. Net changes in operating liabilities activity had an immaterial effect on the operating cashflow as of September 30, 2025, however the management notes that certain material fluctuations occurred within specific accounts that offset each other. These changes include a net decrease of $2.5 million in deferred revenue representing revenue recognition for the advances already received, a decrease of $0.4 million in accrued production costs and higher lease liability payments by $0.2 million, offset by a decrease of $1.8 million accounts payable disbursements, an increase of $0.7 million in accrued salaries and wages and an increase of $0.7 million in accrued expenses.

Change in Investing Activities

The decrease in cash provided by investing activities of $5.5 million was primarily due to a decrease in proceeds from the sales and maturities of marketable securities of $4.2 million during the nine months ended September 30, 2025 reflecting fewer sales during the current period. In addition, we made a purchase of additional securities of $1.8 million and received proceeds of $0.4 million related to note receivable settlement during the nine months ended September 30, 2025.

Change in Financing Activities

The increase in cash provided by financing activities of $9.3 million was primarily due to a decrease in repayments of our production facilities and margin loan of $10.1 million, a decrease of bank indebtedness repayment of $2.3 million, a receipt of $0.8 million in proceeds from Sale of Equity Investment in Your Family Entertainment AG, a decrease in lease payments of $0.7 million, and a receipt of $0.5 million proceeds from ERTC sale transaction, offset by a decrease in proceeds from financing of $3.3 million, and a decrease in borrowings from our margin loan and production facilities of $1.8 million, net, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $32.8 million as of September 30, 2025, of which $16.4 million could be owed within one year. Included in the amount that could be due within one year is the production facilities balance of $12.7 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of September 30, 2025, we had $0.4 million in commitments for capital expenditures, related to equipment leases.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025 our disclosure controls and procedures ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation:

On February 4, 2025, the District Court issued an order granting in part and denying in part the renewed motion to dismiss and denying Plaintiffs’ motion for leave to file a sur-reply. The District Court dismissed all claims against Mr. Denton, and claims against the Company and Mr. Heyward based on all but one of the complained-of statements. However, the District Court determined that Plaintiffs had adequately pled a Section 10(b) claim based on March 2020 statements concerning the number of times that the Rainbow Rangers cartoon was airing on Nickelodeon. As to the other alleged misstatements that were dismissed, and as to any claims against Mr. Denton, the District Court granted Plaintiffs leave to amend their pleading another time. On March 3, 2025, Plaintiffs filed a Third Amended Complaint, seeking again to assert claims against the Company and Mr. Heyward related to the four alleged misstatements that survived the Ninth Circuit appeal; they did not replead any claims against Mr. Denton. On April 14, 2025, defendants filed a motion to dismiss the Third Amended Complaint. On August 5, 2025, the District Court issued a decision that granted in part and denied in part Defendants’ motion to dismiss Plaintiffs’ Third Amended Complaint. Two of the four alleged misstatements were dismissed with prejudice. Plaintiffs were granted leave to amend as to one of the alleged misstatements, and the Court denied the motion as to the fourth misstatement. Plaintiffs elected not to further amend their complaint. Defendants’ response to the Third Amended Complaint will be due November 28, 2025.

Meanwhile, as previously reported, the parties elected to mediate the dispute, as well as the shareholder derivative actions referenced below, before Phillips ADR. The mediation was held December 9, 2024. The case did not settle during the mediation. In light of the District Court’s February 4, 2025, order, however, the mediator has reached out to the parties to determine whether there is a basis now to resolve the dispute. While the Company has advised that it would like to settle the lawsuit, the mediator has not reported back concerning his discussions with Plaintiffs’ counsel. We cannot predict whether the parties will decide to continue with mediation or, if they do, whether they will be able to reach a settlement of the case and of related shareholder derivative litigation on terms acceptable to the parties.

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

In September 2021, lead plaintiffs filed a second amended complaint, naming the same defendants. The new complaint alleged again that the Company made numerous - depending on how one counted, more than two dozen - false or misleading statements about the Company’s business and business prospects, this time over an expanded alleged class period that extended into March 2021. They again alleged that these misstatements violated Section 10(b) and 20(a) of the Exchange Act. Lead plaintiffs again sought unspecified damages on behalf of an alleged class of persons who invested in the Company’s common stock during the expanded alleged class period. In November 2021, the defendants filed a motion to dismiss the second amended complaint. On July 15, 2022, the Court issued a decision dismissing the second amended complaint in its entirety and with prejudice.

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

Shareholder Derivative Actions:

Since the Company’s last quarterly report, there have been no developments in the shareholder derivative actions involving the Company, which were previously disclosed. Related to the securities class action, the Company’s directors (other than Dr. Cynthia Turner-Graham and Michael Hirsh), together with Messrs. Heyward and Denton and former director Michael Klein, have been named as defendants in several putative stockholder derivative lawsuits. As previously disclosed, these include a consolidated proceeding pending in the U.S. District Court for the Central District of California and styled In re Genius Brands Stockholder Derivative Litigation, Case No. 2:20-cv-08277 DSF (RAOx); an action filed in the Los Angeles County Superior Court captioned Ly, etc. v. Heyward, et al., Case No. 20STCV44611; and an additional case pending in the U.S. District Court for the District of Nevada, styled Miceli, etc. v. Heyward, et al., Case No. 3:21-cv-00132-MMD-WGC. While the allegations and legal claims vary somewhat among the derivative actions, they all generally allege that the defendants breached fiduciary duties owed to the Company. The plaintiffs, all alleged stockholders of the Company, purport to sue on behalf and for the benefit of the Company. Accordingly, the derivative plaintiffs seek no recovery from the Company. Instead, as a stockholder derivative action, the Company is named as a nominal defendant. Pursuant to agreements among the parties, the courts in all of the derivative lawsuits have stayed proceedings pending the outcome of the securities litigation.

On October 2, 2025, a new shareholder derivative action, Cohen v. Heyward, et al., Case No. A-25-929617-C was filed in the District Court of Clark County, Nevada, making substantially similar allegations to the derivative actions already pending, and the Company expects, that the Cohen action will be similarly stayed pending the outcome of the securities class action. As the Company cannot predict the outcome of the securities class action, it is likewise unable to predict the outcome of the shareholder derivative lawsuits.

Section 16(b) Litigation:

As previously disclosed, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After a full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered on January 24, 2024. The parties then engaged in extensive fact discovery, which closed in October 2024. The parties proceeded with expert discovery. Following the completion of expert discovery in December 2024, Plaintiff and the various Defendants filed cross-motions for summary judgment in mid-January 2025. On September 30, 2025, the Court denied all cross-motions for summary judgment.

The parties met on March 11, 2025, to try to mediate the dispute before Phillips ADR. The mediation was unsuccessful, and no further mediation sessions are scheduled. As of this writing, the Court has not yet set a trial date or otherwise a pre-trial schedule. As previously noted, Plaintiff seeks no relief from the Company; indeed, he seeks monetary relief for the Company. In any event, the Company cannot predict the outcome of the case.

In connection with the Augenbaum lawsuit, three of the investor groups named as defendants (the “demanding defendants”) have made a demand on the Company for indemnification pursuant to terms of an indemnity provision of the securities purchase agreements under which they invested in the Company. The Company believes the indemnity provision to be inapplicable and has rejected the demands. The Company and the demanding defendants have entered into standstill agreements and the parties have agreed to defer resolution of the indemnification matter pending resolution of the underlying litigation with two of the groups and is in negotiations with the third. In addition, the Company’s placement agent for the offerings at issue, Special Equities Group (“SEG”), was subpoenaed by Mr. Augenbaum. Pursuant to its placement-agent agreement with the Company, SEG demanded indemnification from the Company for its legal fees incurred in complying with the discovery demands. While reserving its rights, the Company believes that SEG’s indemnity claim under the governing placement agent agreement likely has more merit than the demands of the demanding defendants. SEG has presented bills for legal expenses totaling several hundred thousand dollars, a figure that the Company views as excessive. The Company is unable to predict the outcome of this dispute.

In all of the above-mentioned active proceedings, the Company has denied and continues to deny any wrongdoing and intends to defend the claims vigorously. The Company maintains a program of directors’ and officers’ liability insurance that, subject to the insurers’ reservations of rights, has offset a substantial portion of the costs incurred in defending the securities litigation and the shareholder derivative actions, as well as the Augenbaum lawsuit.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors set forth in our 2024 Annual Report.

We must raise additional capital to fund our operations in order to continue as a going concern.

As of September 30, 2025, we had an accumulated deficit of $758.5 million and total stockholders’ equity of $24.0 million. As of September 30, 2025, we had total current assets of $27.1 million, including cash of $0.9 million, and restricted cash of $0.5 million, and total current liabilities of $32.5 million. We had negative working capital of $5.4 million as of September 30, 2025, compared to working capital of $1.2 million as of December 31, 2024. Subsequent to September 30, 2025, we were successful in raising net proceeds of $6.6 million in connection with the October Offerings, which closed on October 22, 2025, strengthening our cash position. Management has evaluated the significance of these conditions in relation to our ability to meet our obligations and concluded, that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. In order to address our capital needs, we will need to raise further capital through the sale of equity or debt securities, financing arrangements or by entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that we will be able to complete any such financing, collaborative or strategic transactions in a timely manner or on acceptable terms beyond what we completed on October 22, 2025. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise additional capital. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. During the three months ended September 30, 2025, we generated total revenues of $9.9 million and incurred a net loss of $6.5 million, while for the same period the previous year, we generated total revenue of $8.7 million and incurred a net loss of $2.1 million, respectively. During the nine months ended September 30, 2025, we generated total revenues of $29.7 million and incurred a net loss of $19.4 million, while for the same period the previous year, we generated total revenue of $23.2 million and incurred a net loss of $15.1 million, respectively. For the year ended December 31, 2024, we generated net revenues of $32.6 million and incurred a net loss attributable to Kartoon Studios Inc. of $20.7 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. During the three months ended September 30, 2025, we had four customers from which our total revenue exceeded 10% of our total condensed consolidated revenue. These customers collectively accounted for 85.6% of the total revenue. As of September 30, 2025, we had four customers whose total accounts receivable exceeded 10% of the total accounts receivable. These customers accounted for 67.5% of the total accounts receivable as of September 30, 2025. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of September 30, 2025, approximately 46,484,165 shares of common stock of the 48,913,630 shares of common stock issued are outstanding and freely trading. As of September 30, 2025, there were 24,150,943 warrants outstanding. Lastly, as of September 30, 2025, there are 973,980 shares of common stock underlying outstanding options granted, 966,649 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 9,422,971 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan

A shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company issued an aggregate of 1,180,955 shares of common stock to a third party pursuant to a court-approved settlement under Section 3(a)(10) of the Securities Act of 1933, in exchange for the settlement of approximately $0.7 million of accounts payable. The issuances were exempt from registration pursuant to Section 3(a)(10) of the Securities Act. As of November 14, 2025, the Company had completed the arrangement, settling a total of $1.8 million, and issued 3,148,535 shares of common stock.

In addition, subsequent to September 30, 2025, the Company issued unregistered warrants to purchase up to an aggregate of 9,903,049 shares of Common Stock in connection with the October Offerings.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended September 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
10.1†*#	Revised Employment Agreement between the Company and Andrew Heyward dated August 25, 2025
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

_______

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit and schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

November 14, 2025	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

November 14, 2025		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

