Form 10-K
period 2025-12-31
Kartoon Studios, Inc.
filed 2026-03-31
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $0.74 per share, which is the price at which shares of the registrant’s common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $33,826,939.

As of March 31, 2026, the registrant had 56,336,035 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Kartoon Studios, Inc.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the sections regarding our Business and Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements include, among other things, statements regarding:

•	Our ability to generate revenue or achieve profitability

•	Our anticipated needs for working capital, and our ability to obtain additional financing on acceptable terms, if at all

•	Our ability to continue as a going concern

•	Fluctuations in the results of our operations from period to period

•	General economic and financial conditions

•	Consumer acceptance of our content and demand for our products

•	Our ability to anticipate changes in popular culture, media and movies, fashion and technology

•	Competitive pressure from other distributors of content and within the retail market

•	Our reliance on and relationships with third-party production and animation studios

•	Our ability to market and advertise our products

•	Our reliance on third parties to promote our products

•	Our ability to keep pace with technological advances

•	Performance of our information technology and storage systems

•	A disruption or breach of our internal computer systems

•	Our ability to retain key personnel

•	Our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets and successfully integrate the business of acquired companies

ii

•	The impact of federal, state or local regulations on us or our vendors and licensees

•	Our ability to protect and defend against litigation, including intellectual property claims

•	The volatility of our stock price

•	The marketability of our stock

•	Our broad discretion to invest or spend the proceeds of our financings in ways with which our stockholders may not agree and may have limited ability to influence

•	Other risks and uncertainties, including those listed in Item 1A, “Risk Factors”

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

iii

PART I

Item 1.	Business

Overview

Kartoon Studios, Inc. (formerly, Genius Brands International, Inc.) (the “Company,” “Kartoon Studios,” “we,” “us” or “our”) is a global content and brand management company focused on the creation, production, licensing, and distribution of multimedia animated content for children. Led by experienced industry personnel, the Company’s core business includes original intellectual property (“IP”) development, third-party IP production services, media agency, and content monetization through licensing and owned distribution platforms.

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

Kartoon Studios also owns Wow Unlimited Media Inc. (“Wow”), through which the Company operates Mainframe Studios - one of the largest animation production studios globally. Mainframe Studios is a producer-for-hire for several major streaming platforms and IP holders. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and 3 feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, It’s Andrew!, and Unicorn Academy, in partnership with leading global media companies. In addition, Wow owns Frederator Networks Inc. (“Frederator”). Frederator operates a leading animation-focused creator network, Channel Frederator Network, on YouTube encompassing over 2,500 channels. Frederator Studios has developed and produced original programming in partnership with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation, and Amazon.

The Company distributes its content across streaming platforms, linear television, and its ad-supported and subscription-based video-on-demand (“VOD”) services and apps, including Kartoon Channel! and Ameba TV. Distribution partners include YouTube, YouTube Kids, Amazon Prime Video, Amazon Fire, Roku, Apple TV, iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, Samsung TV Plus, Google TV, Cox, DISH, Sling TV, KartoonChannel.com, and smart TVs from Samsung and LG. The Company also licenses content to third-party networks and streaming services globally, including Netflix, Paramount+, HBO Max, and Nickelodeon.

The Company also owns The Beacon Media Group, LLC and The Beacon Communications Group, Ltd. (collectively, “Beacon”), a specialized media and marketing agency focused on children’s and family audiences. Beacon represents over 20 established and emerging brands across the toy, consumer products, and family entertainment sectors, including Bandai Namco, Moose Toys, Bazooka Brands, Goliath Games, Playmates Toys, and Cepia LLC. The agency has developed a strong reputation within the toy industry, supported by long-standing client relationships, deep category expertise, and a consistent track record of campaign execution. We believe that Beacon’s positioning within a niche, relationship-driven market provides barriers to entry and supports durable demand for its services.

The Company owns Ameba Inc. which operates Ameba TV, a subscription streaming service with a focus on educational and entertainment content for younger children. As a cornerstone of the Company’s subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms.

Through its investment in Germany-based Your Family Entertainment AG (“YFE”), a publicly listed company on the Frankfurt Stock Exchange (RTV: FWB), the Company holds a strategic interest in one of Europe’s leading independent children’s content providers, with a catalog of approximately 150 titles and 3,500 half-hour episodes.

The Company holds a controlling interest in Stan Lee Universe, LLC (“SLU”), which owns the IP rights to Stan Lee’s name, likeness, signature, and associated IP assets.

Our Products

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

During 2025, we entered into active development and production on Hundred Acre Wood’s Winnie and Friends, an animated franchise series inspired by Winnie-the-Pooh by A.A. Milne. Structured as a serialized short-form series, the production is engineered for broad multi-platform distribution across AVOD, FAST, SVOD, in-store, and international platforms. Developed as a cornerstone franchise for Kartoon Studios, the series features an original yarn-based animation style combining digital tools with handcrafted textures to create a warm, storybook aesthetic enhanced by music and dance. The franchise includes a multi-phase rollout, consisting of major holiday specials, including Christmas, Halloween, Thanksgiving, and Easter, and is supported by an integrated global consumer products program spanning toys, apparel, home goods, publishing, collectibles, and retail partnerships. The series is scheduled to premiere in Fall 2026, with a Christmas holiday special debuting in 2026.

During 2025, we also produced numerous owned IP and for-hire projects including:

SuperKitties Season 2, 3 and 4: SuperKitties Su-Purr Charged is a top performing computer-generated animation show for Disney Junior. Mainframe Studios produces this content on a service basis for Sony TV Kids. Through 2025, the final 6 episodes of SuperKitties Season 2 were delivered and 27 x 11-minute episodes of SuperKitties Season 3 were delivered with the remaining 23 x 11-minute episodes expected to be delivered by the third quarter of 2026. In addition, 10 supplementary animated shorts of 2 minutes were also delivered in 2025. The series was greenlit for a fourth season in March 2025, and Mainframe Studios started production on this fourth season in the third quarter of 2025, with delivery of content expected to commence in the second quarter of 2026. This fourth season will include 3 x 60-minute specials, 20 x 11-minute episodes and 6 x 2 minute shorts.

Phoebe & Jay: This 2D Preschool series for PBS Kids, which first aired in February 2026, began full production in 2024. Phoebe & Jay follows the adventures of 6-year-old twins Phoebe and Jay Yarber, who live with their family in the fantastical Tobsy Towers. The series is designed to support early literacy skills for preschoolers by showcasing the various kinds of texts they see in their everyday lives, helping them understand, navigate, and participate in the world around them. This series has an overall order of 80 x 11-minute episodes, with deliveries ongoing with completion expected by the third quarter of 2026. This series also includes 20 interstitials and 5 web games.

It’s Andrew!: This vibrant, funny, and heart-filled preschool animated series bursting with creativity and imagination is following the adventures of a young rhino living as a very big unicorn in the whimsical town of Hornsby Downs. In 2024, Mainframe Studios began co-production of the series, working alongside Pirate Size Productions and Infinite Studios. The series consists of 40 x 7 minutes episodes, and is targeted at preschool audiences, blending visually imaginative storytelling with themes of individuality and self-acceptance. The production was commissioned by the Australian Broadcasting Corporation, CBC (Canada), and Société Radio-Canada (Canada), with Kartoon Studios retaining international distribution, licensing, and merchandising rights. The series premiered in December 2025 on CBC Kids, Radio-Canada, CBC Gem, and ICI TOU.TV in Canada, and is expected to premiere on ABC Kids and ABC iview in Australia in 2026.

Unicorn Academy: Netflix greenlit a second season of this children's fantasy-adventure series from Spin Master Entertainment. Unicorn Academy is set on Unicorn Island, a fictional environment where students attend a boarding school to train as protectors of a magical realm. The narrative follows a core teen protagonist and her peers as they form bonds with unicorns, develop magical capabilities, and confront threats to the island’s stability. The series is designed and marketed primarily for the children’s and pre-teen audience, generally aligning with the ages 7–12 demographic. It features age-appropriate storytelling, adventure-driven narratives, and positive social-emotional messages. Mainframe Studios started production on these 16 x 22-minute episodes in 2024 with deliveries ongoing and final delivery due the first quarter of 2026.

Consumer Products and Licensed Content

A source of our revenue is our licensing and merchandising activities from our underlying IP content. We work directly in licensing properties to a variety of manufacturers and occasionally to retailers. We currently have, across all brands, multiple licensees and a variety of licensed products either in development, in market or scheduled to enter the market. Products bearing our trademarks can be found in a wide variety of retail distribution outlets reaching consumers in retailers such as Barnes & Noble, Kohl’s, Amazon.com, and Hot Topic. License agreements that we enter into often include financial guarantees and commitments from the manufacturers guaranteeing a minimum stream of revenue for us. In some cases, we can earn additional revenue once retail sales of licensed merchandise exceed the value of these advances or minimum guarantees. Current strategic priorities center on commercializing the Stan Lee IP portfolio and launching the Hundred Acre Wood: Winnie & Friends property, with emphasis on digital and physical consumer products as well as location-based fan experiences.

Content Distribution

Today’s global content marketplace has evolved such that ubiquity is essential to success. Kids now expect to watch what they want, when they want, wherever they want. As a result, content creators must deliver access across multiple distribution touchpoints. Our strategy spans both traditional linear broadcast in key international territories and a broad range of digital platforms. We actively pursue placement of our content and branded channels with leading distribution partners and maintain hands-on management of our digital presence. This includes partners and platforms such as Netflix, Apple TV, Roku, Samsung TV Plus, Amazon Fire TV, Amazon Prime Video, YouTube, Cox, DISH, Sling, Xumo, iOS, Android/Google Play, LG and Samsung smart TVs, Tubi, and Pluto TV. Our content distribution strategy is focused on scaling audience reach and monetization across our proprietary networks, including Kartoon Channel!, Kartoon Channel! Worldwide, Channel Frederator Network and Ameba TV.

Kartoon Channel! Network: In June 2020, we launched the Kartoon Channel!, a digital family entertainment destination that delivers enduring childhood moments of humor, adventure, and discovery and is available across multiple AVOD, SVOD and linear streaming platforms, including Cox, DISH, Sling TV, Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, YouTube, YouTube Kids, and Samsung and LG smart TVs. Kartoon Channel! has achieved significant domestic penetration, being widely available to U.S. television households through Internet-based streaming services. Kartoon Channel! delivers numerous episodes of carefully curated family-friendly content featuring animated classics for little kids, including The Ghostly Adventures of Pac-Man, Mother Goose Club, Llama Llama shorts, Om Nom Stories, as well as content for bigger kids, such as Angry Birds, Talking Tom and Friends and Yu-Gi-Oh! and original programming like Rainbow Rangers and Stan Lee’s Superhero Kindergarten, starring Arnold Schwarzenegger. The Kartoon Channel! also offers STEM-based content and Spanish language programming.

Kartoon Channel! Worldwide: We expanded the distribution footprint of Kartoon Channel! by rolling out Kartoon Channel! Worldwide in 2023. Kartoon Channel! Worldwide has a distribution footprint of over 61 territories across Europe, the Middle East, Africa, and Asia. Kartoon Channel! Worlwide is on Pay TV, Branded block, and FAST services. The channel includes original Kartoon Channel! programming, as well as animated content from YFE’s animation catalogue, and other content acquisitions.

Channel Frederator Network: Channel Frederator Network, owned by Frederator, is the largest animation focused creator network on YouTube with over 2,500 channels. Frederator also owns Frederator Studios, focused on developing and producing shorts and series for and with partners. Over the past 20 years, Frederator Studios has partnered with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation and Amazon.

Ameba TV: We also own the Canadian company Ameba Inc., which operates Ameba TV, a premier subscription-based streaming service specializing in younger children's entertainment. As a cornerstone of TOON Media Networks' subscription offerings, Ameba TV delivers a vast library of engaging and educational content, accessible across multiple platforms. Ameba TV is comprised of 14,000+ episodes and 2,800+ hours of kids’ shows. The streaming service features educational shows, including Alphablocks, Numberblocks, Sooty, Karl, Dino the Dinosaur, and Alphabuddies. There are hundreds of kids’ music videos, including Wee Sing and Ukulele U, and a catalog of classic content, such as Babar and Franklin and Friends. Ameba TV significantly enhances our digital footprint and revenue streams and is available in the U.S. and Canada. It is being distributed in the United States on the Company’s wholly-owned subscription and advertisement supported service, which includes video on demand and streaming linear. Distribution platforms include Amazon Prime Video, Amazon Fire, Roku, Apple TV, Apple iOS, Android TV, Android mobile, XBox, as well as Samsung and LG smart TVs.

Media and Advisory Services

Beacon’s media advisory and advertising operations are structured to generate recurring and diversified revenue through a combination of retainer-based engagements and commission-driven media planning and buying. This blended revenue model affords client flexibility and supports margin optimization through efficient resource utilization. Beacon has continued to invest in higher-value service offerings, including influencer-driven marketing programs, data-informed media planning, and customized campaign development. These capabilities have increased the scope and duration of client engagements and strengthened customer retention. Beacon provides services to a range of clients in the toy, gaming, and consumer products industries including Moose Toys, Goliath Games, Bandai Namco, Just Play, and Bazooka Candy Brands, and more. Beacon also plans and purchases advertising across a broad mix of digital and connected television platforms, including YouTube, Paramount, Disney+, Hulu, Roku, Tubi, Amazon, Blockboard, Future Today, Kidoodle, Precisify, Facebook, and TikTok. As our services scale, we expect to benefit from operating leverage, as incremental revenue can be generated with comparatively limited increases in fixed costs.

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

Competition

The industry in which we operate is highly competitive. We compete against other creators of children’s content including Disney, Nickelodeon, Netflix, Hulu, PBS Kids, and Sesame Street, as well as other small and large creators. In the saturated children’s media space, we compete with these other creators for both content distribution across linear, VOD, and digital platforms, as well as retail shelf space for our licensed products. We also compete with other media and entertainment companies, independent production companies and VOD services for creative and performing talent, story properties, show concepts, scripted and other programming and advertiser support.

Many of our competitors enjoy competitive advantages such as greater brand recognition, legacy operating histories and larger marketing and content budgets, as well as greater financial, technical, marketing, distribution, human and other resources. To compete effectively, we are focused on our strategic positioning of “content with a purpose,” which we believe is a point of differentiation embraced by the industry, as well as parents and educators. Additionally, the Kartoon Channel! enables us to increase the awareness of our brands through an owned platform.

Customers and Licensees

In the year ended December 31, 2025, we partnered with 35 consumer products licensees. During the same period, we licensed our content to over 60 broadcasters in more than 150 countries worldwide, as well as a number of VOD and online platforms that have a global reach. This broad cross-section of customers includes companies such as Comcast, Netflix, Sony, YouTube, Mattel, Target, Penguin Publishing, Manhattan Toys, Roku, Apple TV, Amazon, Google, Bertelsmann Music Group, Discovery International, Hot Topic and others both domestically and internationally.

During the years ended December 31, 2025 and 2024, we had four customers who accounted for 81.9% and 75.7% of our total revenue. respectively. The loss of any such customer could have a material negative impact on our financial condition and operating results.

Government Regulation

The FCC requires broadcast networks to air a required number of hours of educational and informational content (E/I). We are subject to online distribution regulations, namely the Federal Trade Commission’s (the “FTC”) Children’s Online Privacy Protection Act (“COPPA”), which regulates the collection of information from children younger than 13 years old. The FTC has sought to expand its authority in this area through various rulemakings related to general privacy, targeted advertising and children’s privacy. There has been an increased focus on children’s privacy at both the state and federal levels within the United States, as well as internationally.

Consumer Products Safety

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

Other Regulatory Considerations

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

We also maintain websites which include our corporate website located at www.kartoonstudios.com and many brand websites. These websites are subject to laws and regulations directly applicable to internet communications and commerce, which is a currently developing area of the law. The United States has enacted internet laws related to information and network security, children’s privacy, governmental access to data, copyrights and taxation, among other things. Many of these laws and regulations are still evolving and could be interpreted, updated, or new laws passed in ways that could harm our business. The growth of the market for internet commerce may result in more stringent consumer protection laws, both in the United States and abroad, that place additional burdens on companies conducting business over the internet. We cannot predict with certainty what impact such laws will have on our business in the future. In order to comply with new or existing laws regulating internet commerce, we may need to modify the manner in which we conduct our website business, which may result in additional expense.

Intellectual Property

We derive substantial value from the development, acquisition, exploitation, and protection of intellectual property. We own, directly and through our subsidiaries, and license from third parties, a portfolio of copyrights, trademarks, service marks, trade names, and other proprietary rights used in connection with our content, distribution platforms, and consumer products.

Owned and Controlled Properties

As of December 31, 2025, we owned and controlled properties and related trademarks, including Rainbow Rangers, SpacePop, Secret Millionaires Club, Thomas Edison's Secret Lab, Baby Genius, Kid Genius, Wee Worship, KC! Pop Quiz, KC Play Mix: Surviving Roblox, Kidaverse: Roblox Rumble, Shaq's Garage, Bravest Warriors, Bee and PuppyCat, Castlevania, Stan Lee's Mighty 7, and Hundred Acre Wood’s: Winnie and Friends, together with various additional character, brand, and program names and marks developed in connection with our content and brands. We also hold trademark registrations and pending trademark applications in the United States and certain foreign jurisdictions for a number of our brands, including Kartoon Channel!, the name and signature of Stan Lee, and the titles of several of our owned animated series. The foregoing is not intended to be an exhaustive list of our intellectual property assets.

Stan Lee Rights

Through our controlling interest in Stan Lee Universe LLC, we control certain rights associated with Stan Lee, including all rights in the name, image, likeness, signature, and unique personal characteristics of the late comic book icon. Additionally, we control social media accounts pertaining to Stan Lee, the websites and certain related domains, the YouTube channels Stan Lee Presents and The Real Stan Lee, various word marks in the name Stan Lee and design marks in Stan Lee's stylized signature, and the consumer product licensing to the iconic Stan Lee.

Trademark Portfolio

As of December 31, 2025, Kartoon Studios, Inc. directly held 15 registered trademarks in the United States, 5 in the United Kingdom, 2 in Australia, and 1 in New Zealand, as well as registrations in additional jurisdictions. Mainframe Studios, Inc. held 4 registered trademarks in the United States, 7 in Canada, and 1 in the United Kingdom. Frederator Networks, Inc. held 3 registered trademarks in the United States, 1 pending registration in Canada, and 1 registration in Australia. Stan Lee Universe LLC held 29 registered and 2 pending trademark registrations in the United States, 1 registration in Canada, 3 registrations in the United Kingdom, and more than 50 related registrations in other jurisdictions, each relating to the Stan Lee name, image, and likeness.

Content Library and Other Rights

As of December 31, 2025, we held distribution rights to more than 225 motion pictures and more than 750 television series licensed from more than 175 content partners. These rights support the programming of Ameba and Kartoon Channel!, our owned and operated streaming platforms, as well as a portfolio of branded channels distributed across multiple third-party platforms in AVOD, SVOD, and FAST formats. We also held 270 sound recordings and multiple literary work copyrights related to our video, music, and written work products.

Jointly Owned Properties

We have 50/50 ownership agreements in place with Martha Stewart and her related brand Martha & Friends and Gisele Bündchen and her related brand Gisele & the Green Team.

Protection and Enforcement

We protect our intellectual property rights through a combination of copyright and trademark law and contractual protections embedded in our licensing, distribution, and commercial arrangements, including provisions that limit grants of rights to specific territories, media, and terms. We also actively monitor online platforms and vendors for unauthorized use of our content and brands, and in certain cases we deploy third-party scanning and takedown services as conditions warrant. We have taken enforcement action in the past, including with respect to the Stan Lee brand, and we will not hesitate to do so in the future. While the scope and enforceability of intellectual property protections vary by jurisdiction, we believe our approach to monitoring and enforcement positions us to respond effectively to infringement wherever it occurs. From time to time, we may nonetheless be subject to claims challenging the scope or validity of our rights, and any such proceedings could result in costs or diversion of management attention that could adversely affect our business, results of operations, or financial condition.

Environmental, Social and Governance Strategy

We are attempting to shape culture, social attitudes and societal outcomes with our animated content and consumer products that touch the lives of young people and their families. As a global content company that reaches millions of people, we aim to be a positive force in the world.

We are committed to advancing and strengthening our approach to environmental, social and governance topics to help serve our partners, audiences, employees and stockholders, and to enhance our success as a business.

Human Capital Management

As of December 31, 2025, we employed 294 full-time employees and 40 independent contractors. The decrease in headcount relative to the prior year was primarily due to leveraging third-party partnerships to support certain active projects and to decrease our overhead costs.

We aim to build a culture that attracts and retains the best employees and a workplace where everyone feels welcome, safe and inspired. In furtherance of this goal, we have enacted policies addressing harassment, discrimination and other behaviors that could create a hostile workplace. We make training on preventing sexual harassment, discrimination and retaliation available to our employees. Additionally, we expect employees to report any violations of Company policies, including sexual harassment, they witness. To encourage our employees to report their concerns without fear of retaliation, employees are able to report incidents of harassment using our anonymous complaint and reporting hotline.

Social Impact and Corporate Social Responsibility

We believe that the content we produce, primarily directed at young people and their families, both reflects and influences how our young viewers perceive and understand important issues. We endeavor to earn our viewers’ trust through a variety of practices, and we are focused on using our platforms to create positive social impacts.

By way of just a couple of examples: in our show Rainbow Rangers, a diverse cast of girls works to save animals and protect the environment, while demonstrating the power of teamwork; and in our Llama Llama series, we teach kindness and inclusion, and feature a differently abled character, which we have been told is appreciated by moms and kids who deal with physical challenges.

To further evidence our Corporate Social Responsibility initiatives, we support educational programming through our creative and production involvement in the PBS preschool animated series Phoebe & Jay. The series features fraternal twins intentionally designed to reflect underrepresented minority communities, reinforcing our commitment to diversity and inclusive representation in children’s media. Built around a foundational literacy curriculum, the program promotes early literacy and functional reading skills by encouraging young viewers to engage with everyday texts, problem-solving, and life skills, contributing to positive early childhood learning and development outcomes. It’s Andrew!, a preschool animated series, was designed to promote positive social and emotional learning for young audiences, including themes of self-acceptance, empathy, and resilience. Through the main character’s experiences, the series encourages children to embrace individuality and develop confidence in their unique abilities.

Our mission statement says it all: Content with a Purpose. Social justice, caring about the environment and modeling appropriate and inclusionary behavior for kids has been part of our company for many years and we are constantly seeking ways to improve on what we have already been doing.

Smaller Reporting Company

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we may take advantage of certain reduced disclosure obligations available to smaller reporting companies, including the exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act of 2022, reduced disclosure about our executive compensation arrangements and the requirements to provide only two years of audited financial statements in our annual reports and registration statements. We will continue to be a “smaller reporting company” as long as (1) we have a public float (i.e., the market value of our American Depositary Shares held by non-affiliates) less than $250 million calculated as of the last business day of our most recently completed second fiscal quarter, or (2) our annual revenues are less than $100 million for our previous fiscal year and we have either no public float or a public float of less than $700 million as of the end of that fiscal year’s second fiscal quarter. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Company Information

The Company was incorporated in California on January 3, 2006 and reincorporated in Nevada in October 2011. We commenced operations in January 2006, assuming all of the rights and obligations of our then Chief Executive Officer under an Asset Purchase Agreement between us and Genius Products, Inc., in which we obtained all rights, copyrights, and trademarks to the brands Baby Genius, Kid Genius, 123 Favorite Music and Wee Worship, and all then existing productions under those titles. In October 2011, we (i) changed our domicile to Nevada from California, and (ii) changed our name from Pacific Entertainment Corporation to Genius Brands International, Inc. (the “Reincorporation”). In connection with the Reincorporation, we changed our trading symbol from “PENT” to “GNUS.” In June 2023, we changed our name Genius Brands International, Inc. to Kartoon Studios, Inc., along with our trading symbol from “GNUS” to “TOON.”

Our principal executive offices are located at 190 N Canon Drive, 4th Floor, Beverly Hills, California 90210. Our telephone number is 310-273-4222. We maintain an Internet website at www.kartoonstudios.com. The information contained on, connected to or that can be accessed via our website is not part of this Annual Report.

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC are also available free of charge through the investor relations section of our website www.kartoonstudios.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Information contained on or accessible through our website is not incorporated by reference in, or otherwise a part of, this Annual Report on Form 10-K, and any references to our website are intended to be inactive textual references only.

Item 1A.	Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes beginning on F - 5 of this Annual Report on Form 10-K.

You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATING TO OUR FINANCIAL POSITION

We must raise additional capital to fund our operations in order to continue as a going concern.

As of December 31, 2025, we had an accumulated deficit of $763.8 million and total stockholders’ equity of $27.5 million. As of December 31, 2025, we had total current assets of $35.8 million, including cash of $2.9 million and marketable securities of $4.0 million, and total current liabilities of $33.5 million. We had working capital of $2.3 million as of December 31, 2025, compared to working capital of $1.2 million as of December 31, 2024. Management has evaluated the significance of these conditions in relation to our ability to meet our obligations and concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying consolidated financial statements. In order to address our capital needs, we will need to raise further capital through the sale of equity or debt securities, financing arrangements or by entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that we will be able to complete any such financing, collaborative or strategic transactions in a timely manner or on acceptable terms, or at all. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise additional capital. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. For the year ended December 31, 2025, we generated net revenues of $39.4 million and incurred a net loss attributable to Kartoon Studios Inc. of $24.5 million, while for the previous year, we generated net revenue of $32.6 million and incurred a net loss attributable to Kartoon Studios Inc. of $20.7 million. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

The financial statements included elsewhere in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements are issued.

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

Limits on our ability to sell securities under the October 2025 Purchase Agreement may make it difficult for us to procure additional financing. If we are not able to obtain sufficient capital, we may not be able to continue our growth.

Pursuant to the terms of the Securities Purchase Agreement that we entered into in connection with the registered direct offering and concurrent private placement that closed on October 22, 2025 (the “October 2025 Purchase Agreement”), we agreed, subject to limited exceptions, for a period from October 20, 2025 until October 20, 2027, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or common stock equivalents involving a variable rate transaction; provided however, that commencing October 20, 2026, we are allowed to enter into, and issue shares pursuant to, an “at the market” offering. The October 2025 Purchase Agreement further provides that the investor thereunder (the “October 2025 Investor”) has the right to participate in certain subsequent financings by us in an amount equal to 50% of such subsequent financings for 12 months following October 22, 2025.

To the extent we require additional funding, we will therefore be limited in the types of fundraising transactions that we are able to pursue in compliance with the October 2025 Purchase Agreement. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the October 2025 Purchase Agreement, or we may be forced to seek a waiver from the October 2025 Investor, which the October 2025 Investor is not obligated to grant to us. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to fund or expand our business, and we will have to modify our business plans accordingly. These factors could have a material adverse effect on our future operating results and our financial condition.

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

Production costs are amortized according to the individual film forecasting methodology. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue, we would be required to adjust amortization of related production costs. These adjustments would adversely impact our business, operating results and financial condition.

The value of our investments is subject to capital markets risk as well as other investment risks, which may adversely affect our results of operations, financial condition or cash flows.

Our results of operations may be affected, to a limited extent, by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider under the direction of the Company’s management in accordance with the Company’s investment policy. The investment policy defines constraints and guidelines that restrict the asset classes in which we may invest by type, duration, credit quality and concentration. Our marketable securities portfolio is composed of high-grade, investment-quality securities intended to preserve capital and maintain liquidity rather than generate significant returns. As a result, the portfolio is designed to limit exposure to market risk. These investments remain subject to general market fluctuations and risks inherent in particular securities. While we do not expect such risks to have a significant impact, adverse market conditions could affect the value or returns of these investments and may impact our financial condition, results of operations or cash flows. If we reposition or realign portions of our investment portfolio and sell securities in an unrealized loss position, we will incur a credit loss. Any such loss may have a material adverse effect on our results of operations and business.

In addition, we maintain an investment in foreign equity, the securities of YFE that we hold, which is inherently volatile and subject to greater market risk. The value of this investment may be significantly affected by changes in equity market conditions, foreign currency exchange rate movements, and economic or geopolitical developments in the relevant jurisdictions. For example, we recognized a loss on revaluation of our equity investment in YFE of approximately $9.8 million and $1.6 million for the years ended December 31, 2025 and December 31, 2024, respectively, as a result of decreases in YFE’s stock price during the respective reporting periods. For the year ended December 31, 2025, we incurred net realized and unrealized investment gains and losses, as described in Item 8, “Financial Statements and Supplementary Data” included herein.

We have incurred indebtedness that could adversely affect the profitability of our business operations and financial condition.

As of December 31, 2025, we and our subsidiaries have production loan facility obligations (“production facilities”) of approximately $11.8 million. Any borrowings under the production facilities are collateralized by a security interest in substantially all of the relevant production company’s tangible and intangible assets, including primarily federal and provincial tax credits and other government incentives, as well as production service agreements and license agreements. As of December 31, 2025, we recorded $16.8 million in tax credit receivables related to Wow’s film and television productions, net of $0.4 million in allowance for credit loss. If the production entities default on their obligations under the production facilities, the lender could foreclose on certain assets held by our subsidiaries and related entities that are parties to those facilities; however, such foreclosure would only apply to the extent any outstanding amounts exceed the related tax credit receivables securing those obligations. As the amounts currently outstanding do not exceed the associated tax credit receivables, these assets are not presently at risk. In addition, the existence of these security interests may adversely affect our financial flexibility. The production facilities and the margin loan are generally repayable on demand and are subject to customary default provisions, representations and warranties, and other terms and conditions.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

The loss of one or more significant customers could have a material adverse effect on us.

A small number of customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. During the year ended December 31, 2025, four customers each accounted for more than 10% of our total consolidated revenue. These customers accounted for an aggregate of 81.9% of our total revenue. As of December 31, 2025, we had three customers, the accounts receivable for each of which exceeded 10% of our total accounts receivable. These customers accounted for an aggregate of 54.5% of the total accounts receivable as of December 31, 2025. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face competition from a variety of content creators that sell similar merchandise and have greater resources than we do.

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

We have sought a competitive advantage by providing “content with a purpose” which are both entertaining and enriching for children and offer differentiated value that parents seek in making purchasing decisions for their children. While we do not believe that this value proposition is specifically offered by our competitors, our competitors have greater financial resources and more developed marketing channels than we do, which could negatively impact our ability, through our licensees, to secure shelf space, thereby decreasing our revenues or affecting our profitability and results of operations. In addition, new technological developments, including the development and use of generative artificial intelligence (“AI”), are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted.

The production of our animated content is accomplished through third-party production and animation studios around the world, and any failure of these third parties could negatively impact our business.

As part of our business model to manage cash flows, we have partnered with a number of third-party production and animation studios around the world for the production of our new content in which these partners fund the production of the content in exchange for a portion of the revenues generated in certain territories. We rely on our partners to produce and deliver the content on a timely basis meeting the predetermined specifications for a specified product. The delivery of inferior content could result in additional expenditures by us to correct any problems to ensure marketability. Further, delays in the delivery of the finished content to us could result in our failure to deliver the product to broadcasters to which it has been pre-licensed. While we believe we have mitigated this risk by aligning the economic interests of our partners with ours and managing the production process remotely on a daily basis, any failures or delays from our production partners could negatively affect our profitability and reputation.

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

The availability of retailer programs relating to product placement, co-op advertising and market development funds, and our ability and willingness to pay for such programs, are important with respect to promoting our properties. In addition, although we may have agreements in place for the advertising and promotion of our products through our licensees, we are not and will not be in direct control of those marketing efforts and those efforts may not be done in a manner that will maximize sales of our products and may have a material adverse effect on our business and operations.

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

We are exposed to investment risk with the ownership of an equity interest in Your Family Entertainment AG.

During the year ended December 31, 2021, we acquired a material equity interest in YFE, a company publicly traded on the Frankfurt Stock Exchange. With an ownership stake of 32.5% as of December 31, 2025, we are exposed to the risk of success of the YFE business. We are also exposed to risk of adverse reactions to the transaction or changes to business relationships; competitive responses; inability to maintain key personnel and changes in general economic conditions in Germany. Germany was in a recession for most of 2025 and 2024, largely due to persistent high inflation and falling household spending. Continued inflation, volatility or recessionary risks in Germany could adversely affect YFE’s business, results of operations and stock price. If YFE fails to perform to our expectations, it could have a material adverse effect on our results of operations or financial condition and liquidity. For example, the fair value of the investment as of December 31, 2025 decreased by net $9.8 million, as compared to December 31, 2024. The net decrease is comprised of the net impact of a decrease in YFE’s stock price, the share sale and exchange transactions completed in the quarter, and the effect of foreign currency remeasurement from EURO to USD. The total change in fair value is recorded within Other Income (Expense), net on the Company’s consolidated statements of operations.

We operate internationally, which exposes us to global economic, financial and political risks.

We have expanded into international operations, including as a result of our acquisitions of Wow and Ameba, our launch of Kartoon Channel! Worldwide and our investment in YFE. As part of our growth strategy, we intend to continue to evaluate potential opportunities for further international expansion. Operating in international markets requires significant resources and management attention, and subjects us to legal, regulatory, economic and political risks in addition to those we face in the United States. We have limited experience with international operations, and further international expansion efforts may not be successful.

In addition, we face risks in doing business internationally that could adversely affect our business, including:

•	Fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	Currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;

•	Restrictions on the transfer of funds;

•	Difficulties in managing and staffing international operations, including difficulties related to the increased operations, travel, infrastructure, employee attrition and legal compliance costs associated with numerous international locations;

•	Our ability to effectively price our products in competitive international markets;

•	New and different sources of competition;

•	The need to adapt and localize our products for specific countries;

•	Challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	International trade policies, tariffs and other non-tariff barriers, such as quotas;

•	The continued threat of terrorism and the impact of military and other action; and

•	Adverse consequences relating to the complexity of operating in multiple international jurisdictions with different laws, regulations and case law which are subject to interpretation by taxpayers, including us.

Wow's functional currency is the Canadian dollar; therefore their financial results are translated into U.S. dollars, our reporting currency, upon consolidation of our financial statements. We are exposed to more significant currency fluctuation risks as a result of our acquisition of Wow in 2021. Fluctuations between the foreign exchange rates, and in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.

Further, each entity conducts a growing portion of their businesses in currencies other than such entity's own functional currency. Therefore, in addition to the foreign currency translation risk, we face exposure to adverse movements in currency exchange rates with each transaction made outside of the entities' functional currency, including our investment in YFE. If the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income or loss. However, if the functional currency of the entity weakens against the foreign currencies in which transactions are being made, the remeasurement of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). As exchange rates vary, sales and other operating results, when remeasured, may differ materially from expectations. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

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

RISKS RELATED TO INTELLECTUAL PROPERTY, LITIGATION AND CYBERSECURITY

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete in the animated content and entertainment industry depends, in part, upon successful protection of our proprietary and IP. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited, or no, practical protection in some jurisdictions, especially jurisdictions outside of the United States. It may be possible for unauthorized third parties to copy and distribute our productions or portions of our productions. In addition, although we own most of the music and IP included in our products, there are some titles for which the music or other elements are in the public domain and for which it is difficult or even impossible to determine whether anyone has obtained ownership or royalty rights. It is an inherent risk in our industry that people may make ownership or royalty claims with respect to any title already included in our products, whether or not such claims can be substantiated. If litigation is necessary in the future to enforce our IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, operating results or financial condition.

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

RISKS RELATED TO INFLATION, INTEREST RATES, AND OTHER ADVERSE ECONOMIC CONDITIONS

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

Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Military conflicts and wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, trade wars, and supply chain issues created by tariffs threatened or imposed by the current U.S. Administration on imports can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

Regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, could result in disruption or non-availability of our services or particular content or increased operating costs in the applicable jurisdiction and foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights.

Changes in U.S. trade policy, including current and proposed tariffs on foreign-produced content, could adversely impact our business operations, particularly due to our reliance on animation production services based in Canada and Asia.

The U.S. government has indicated its intent to adopt, and in certain cases has implemented, a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods. Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policies, making it more difficult or costly for us to conduct our international and domestic operations. As an example, on May 4, 2025, President Trump announced an intention to impose tariffs on films made outside of the United States, which he reiterated in September 2025. Although our parent company is based in the United States, our primary animation production operations are located in Canada. The scope and the extent of the proposed tariffs is not yet finalized and there is a risk that such measures could be extended to include animated content produced internationally. Our business operations, financial condition, and results of operations could be significantly affected by such a measure and the potential expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures by other countries that could disrupt our established operations. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our profit margin on certain services.

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

RISKS RELATED TO REGULATORY MATTERS

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

A recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that any future shutdowns will not materially affect our operations or financial condition.

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

Our failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock, which would negatively impact the price of our common stock and our ability to access the capital markets.

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

There is no assurance that we will maintain compliance with all applicable requirements for continued listing on NYSE American. If our common stock were delisted from NYSE American, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation, as amended (our “Articles of Incorporation”), authorize us to issue up to 10,000,000 shares of blank check preferred stock without seeking approval of our shareholders. As of December 31, 2025, 6,000 shares of our authorized preferred stock have been designated as 0% Series A Convertible Preferred Stock, 1 share of our authorized preferred stock has been designated as Series B Preferred Stock, and 50,000 shares of our authorized preferred stock have been designated as Series C Preferred Stock, none of which shares were outstanding. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

We do not expect to pay dividends on our common stock in the future and any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends on shares of our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our common stock may be less valuable because the return on investment will only occur if its stock price appreciates.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

As of March 31, 2026, approximately 53,898,226 shares of common stock of the 56,336,035 shares of common stock issued are outstanding and freely trading. As of December 31, 2025, there were 41,622,504 warrants outstanding. Lastly, as of December 31, 2025, there are 969,130 shares of common stock underlying outstanding options granted, 1,712,395 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 8,481,135 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

RISKS RELATING TO BEING A PUBLIC COMPANY

In the past, we identified material weaknesses in our internal controls. If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and determined that our internal control over financial reporting was effective. However, in the past, including as of December 31, 2024, our management identified control deficiencies that constituted material weaknesses in our internal controls and procedures resulting in a determination that our internal control over financial reporting was not effective as of such dates. The material weaknesses, that were previously identified by management, have been remediated, but if we fail to maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

We are a “smaller reporting company,” and the reduced public company reporting and disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are currently a “smaller reporting company,” as defined in the Securities Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. For so long as we continue to qualify as a “smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not smaller reporting companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Sarbanes-Oxley Act; and reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements. We will continue to be a “smaller reporting company” until we have more than $250 million in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock), annual revenues of more than $100 million during the most recently completed fiscal year.

As a result, the information we provide will be different than the information that is available with respect to other larger public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

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

Oversight responsibility for information security matters is shared by our Board, our Chief Financial Officer (“CFO”), our management team and our internal IT resources. Our CFO and management team oversee our cybersecurity risk management program, including risk mitigation strategies, systems, processes, and controls, and receive quarterly updates from IT on cybersecurity and information security matters. The CFO communicates with the Board periodically regarding the state of our cybersecurity risk management, current and evolving threats and recommendations for changes. We have also implemented a cyber incident response plan that provides a protocol to report certain incidents to the CFO with the goal of timely assessment of such incidents, determining applicable disclosure requirements and communicating with the Board for timely and accurate reporting of any material cybersecurity incident.

We face risks from cybersecurity threats that could have a material adverse effect on our business, results of operations, financial condition, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm.

As of the date of this Annual Report on Form 10-K, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our business, results of operations, financial condition, cash flows or reputation. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2.	Properties

Our principal office is located in Beverly Hills, California, where we lease 5,838 square feet of general office space pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $0.5 million annually, subject to annual escalations of 3.5%. The property is used primarily by Kartoon Studios to support its operations and is included in the Content Production and Distribution segment. We also lease 45,119 square feet of general office space located in Vancouver, Canada, which had a remaining lease term of 72 months when we assumed such lease in April 2022, with payments of $0.1 million per month, subject to escalations of 7% each of the third and fifth years. The Vancouver office is used by Mainframe Studios included in the Content Production and Distribution segment.

In addition we lease 74 square feet of general office space in Toronto, Canada pursuant to an 84-month lease which expires on September 30, 2026, with payments $915 per month. The Toronto office is used by Beacon Media Group, which is part of the Media Advisory and Advertising Services segment. We believe our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, see Note 19, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is trading on NYSE American under the symbol “TOON”.

Stockholders

As of March 31, 2026, there were approximately 192 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2025, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC and as described below.

On December 17, 2025, we issued 65,274 shares of common stock, valued at $0.77 per share, as consideration for a charity event registration fee.

The foregoing issuances of the shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Company Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the quarter ended December 31, 2025.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain an understanding of our businesses, strategies, current trends, and future prospects. It should be noted that the following MD&A contains forward-looking statements that involve risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” immediately preceding Part I for important information to consider when evaluating such statements.

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.

Overview

We are a global content and brand management company focused on the creation, production, licensing, and distribution of multimedia animated content for children.

Our main sources of revenue are derived from animation production services provided to third parties, the sale of licenses for the distribution of films and television programs, advertising revenues, and merchandising and licensing sales.

Production Services

Animation Production Services: Our production services business is centered on delivering original and third-party commissioned animated content with a focus on production efficiency and scalability. Mainframe Studios, our primary production entity, is undertaking operational enhancements through the adoption of flexible production workflows, strategic outsourcing, and the integration of new technologies. These initiatives aim to optimize cost structures and streamline the production pipeline. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and three feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies.

Content Distribution

Film and Television Licensing: We recognize revenue by licensing rights to exploit functional IP (IP that has significant standalone functionality, such as the ability to be played or aired). Our content distribution strategy is focused on scaling audience reach and monetization across a network of branded destinations, including Kartoon Channel!, Kartoon Channel! Worldwide, Frederator, and Ameba. We plan to grow revenue through expanded licensing activity and increased utilization of owned IP assets such as Rainbow Rangers, Stan Lee brands, Shaq’s Garage, and many more. To support margin expansion, we are actively implementing AI-driven tools designed to reduce operating costs in areas such as localization and video resolution enhancement.

Advertising Revenue: We receive advertising revenue through our wholly-owned VOD services, Kartoon Channel! and Ameba, and Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of Federator’s creator network, Channel Frederator Network. Additionally, advertising revenue is derived from Kartoon Channel! branded channels on Free Ad Supported Streaming TV services.

Licensing and Royalties

Merchandising and Licensing: The Company enters into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of the Company’s symbolic IP (IP that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, such as a brand or logo). We believe the licensing and royalties business presents the most significant long-term growth opportunity. Strategic emphasis is being placed on the commercialization of the Stan Lee intellectual property portfolio and the launch of the Hundred Acre Wood: Winnie & Friends property, with a focus on both digital and physical consumer products, as well as location-based fan experiences. We intend to expand the use of our broader IP catalog in licensing programs beginning in 2026 and beyond.

Media Advisory and Advertising Services

Beacon, our specialized media and marketing agency, provides media advisory and advertising consulting services to clients. Revenue is recognized when the services are performed or are paid through a monthly retainer. Our media advisory and advertising operations are structured to generate recurring and diversified revenue through a combination of retainer-based engagements and commission-driven media planning and buying. This blended revenue model affords client flexibility and supports margin optimization through efficient resource utilization. Beacon has continued to invest in higher-value service offerings, including influencer-driven marketing programs, data-informed media planning, and customized campaign development. These capabilities have increased the scope and duration of client engagements and strengthened customer retention. As these services scale, we expect to benefit from operating leverage, as incremental revenue can be generated with comparatively limited increases in fixed costs. The group continues to build upon its established presence in the toy industry while expanding into adjacent sectors, including family entertainment and travel.

Recent Developments

October Financing

On October 22, 2025, pursuant to the terms of the October 2025 Purchase Agreement, we closed a registered direct offering (the “Registered Direct Offering”) of 3,000,000 shares (the ”October 2025 Shares”) of our common stock, and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 6,903,049 shares of common stock to the October 2025 Investor. In a concurrent private placement (the “Concurrent Private Placement” and, together with the Registered Direct Offering, the “October Offerings”), pursuant to the October 2025 Purchase Agreement, we also sold to the October 2025 Investor unregistered warrants (the “October 2025 Common Warrants”) to purchase up to 9,903,049 shares of common stock (the “October 2025 Common Warrant Shares”), with an exercise price of $0.738 per share. Each October 2025 Share and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.738, and each October 2025 Pre-Funded Warrant and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. In connection with the October Offerings, we paid to the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the sale of the securities sold in this offering, plus $75,000 as a reimbursement of certain out-of-pocket expenses. The placement agent is also entitled to receive 7% of the gross proceeds received from the exercise of any of the October 2025 Common Warrants, if any. In addition, we issued warrants (the “Placement Agent Warrants”) to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share.

Pursuant to the terms of the October 2025 Purchase Agreement, until January 31, 2026, we agreed that neither we nor any of our subsidiaries would issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents (as defined in the October 2025 Purchase Agreement) or file any registration statement or any amendment or supplement thereto, subject to certain limited exceptions, including (i) the prospectus supplement relating to the registered direct offering, and (ii) the Resale Registration Statement (as defined below). We further agreed, subject to limited exceptions, for a period from the date of the October 2025 Purchase Agreement until October 20, 2027, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents involving a Variable Rate Transaction (as defined in the October 2025 Purchase Agreement); provided however that commencing October 20, 2026, we are allowed to enter into, and issue shares pursuant to, an “at the market” offering.

Pursuant to the October 2025 Purchase Agreement, we agreed to file, as soon as practicable (and in any event within thirty (30) calendar days of the date of the October 2025 Purchase Agreement), a registration statement (the “Resale Registration Statement”) providing for the resale by the October 2025 Investor of the October 2025 Common Warrant Shares. We filed the Resale Registration Statement on November 19, 2025 and it was declared effective by the SEC on December 9, 2025. We agreed to use commercially reasonable efforts to keep the Resale Registration Statement effective at all times until the October 2025 Investor does not own any October 2025 Common Warrants or October 2025 Common Warrant Shares.

Section 3(a)(10) Accounts Payable Settlement

On August 27, 2025, we entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act with Continuation Capital, Inc. (“CCI”) to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, CCI made payments to our vendors in cash and, in exchange, we issued shares of common stock to CCI. The settlement was valued at 1.75 share of common stock per $1.00 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. The transaction was carried out in stages and as of December 31, 2025, we had completed the arrangement, settling a total of $1.8 million, and issued 3,148,535 shares of common stock. We recognized a loss of $0.7 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), Net, on our consolidated statements of operations.

On November 18, 2025, we entered into a second agreement with CCI to settle an additional $1.0 million of accounts payable under Section 3(a)(10) of the Securities Act, in exchange for issuing 1,695,072 shares of common stock. The terms were consistent with the original arrangement. During the three months ended December 31, 2025 we settled $0.4 million of accounts payable by issuing 717,712 shares of common stock to CCI. We recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), Net, on the Company’s consolidated statements of operations.

Results of Operations

Our summary results for the years ended December 31, 2025 and December 31, 2024 are below:

Revenue

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Production Services	$26,832	$17,850	$8,982	50%
Content Distribution	7,982	9,607	(1,625)	(17)%
Licensing and Royalties	387	298	89	30%
Media Advisory and Advertising Services	4,152	4,836	(684)	(14)%
Total Revenue	$39,353	$32,591	$6,762	21%

Production Services

Production services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. The production services revenue for the year ended December 31, 2025 was 50% higher than the production services revenue recognized during the year ended December 31, 2024. The increase was primarily due to several projects commencing toward the end of 2024 and progressing into more advanced production stages in early 2025, resulting in higher revenue recognized under the percentage-of-completion method, reflecting a significant portion of the production activities and related costs.

Content Distribution

Revenue related to content distribution on advertising-supported video on demand (“AVOD”) and subscription video on demand (“SVOD”), including advertising sales for the year ended December 31, 2025, decreased by 17% as compared to the year ended December 31, 2024. This was primarily due to a decrease in content revenue from Frederator’s creator network on YouTube of $2.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in Frederator’s creator network revenue from YouTube was due to overall less viewership as compared to the prior year period. In addition, reduced worldwide content distribution activities resulted in a $0.1 million decrease attributable to that division. The decline in content distribution revenue was partially offset by an increase in Wow’s IP related revenue of $0.7 million, as there were episodes of a new IP project delivered during the year ended December 31, 2025.

Licensing and Royalties

Revenue related to our licensing and royalties for the year ended December 31, 2025 increased by 30% as compared to the year ended December 31, 2024, primarily due to higher amounts earned from our existing license deals related to our consumer products agreements, music licensing agreements, and certain new executed licensing agreements related to Stan Lee Universe, LLC assets.

Media Advisory and Advertising Services

Revenue generated by media advisory and advertising services for the year ended December 31, 2025 decreased by 14% as compared to the year ended December 31, 2024, primarily due to lower net renewal activity and media purchases from clients, which were impacted by the new U.S. tariffs legislative uncertainty.

Expenses

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$681	$1,243	$(562)	(45)%
Direct Operating Costs	26,829	23,134	3,695	16%
General and Administrative	23,992	25,210	(1,218)	(5)%
Impairment of Intangible Assets	767	–	767	(100)%
Total Expenses	52,269	$49,587	$2,682	5%

Marketing and Sales

The 45% decrease in marketing and sales expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to changes in the Company’s corporate awareness initiatives, which resulted in reduced spending on advertising campaigns.

Direct Operating Costs

Direct operating costs during the year ended December 31, 2025 consisted primarily of salaries and related expenses for the animation production services employees of Wow. Creator network channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of direct operating costs. The 16% increase was primarily due to higher salary costs by $5.6 million due to higher headcount included in Production Services related to new projects that progressed into more advanced production stages in the current year compared to the same period of the prior year. In addition, an increase of $0.2 million in operating costs is attributable to higher participation expenses arising from existing contractual agreements due to an increase in royalties and licensing revenue. The increase in direct operating costs was partially offset by a $2.1 million decrease of costs associated with Frederator’s creator network and licensing and royalties for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was mainly due to a reduction in payments to our creator network members in relation to the decline in Frederator creator network revenue.

General and Administrative

The $1.2 million decrease in general and administrative expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was driven by a decrease of $0.8 million in salaries and wages, a decrease of $0.5 million in depreciation expense which reflected completion of certain equipment lease terms, a decrease of $0.5 million in professional fees reflecting lower legal expenses including legal insurance reimbursements and reduced use of external consulting services, a decrease of $0.3 million in share-based compensation expense due to awards that were fully vested and recognized in the prior year, and a decrease of $0.2 million in rent expense due to currency translation of our foreign office rent expense and lease reassignment agreement. The decrease was partially offset by an increase of $0.8 million in certain expenses primarily related to higher development expenses, and an additional charge of $0.3 million in bad debt expense for accounts receivable deemed unrecoverable.

Impairment Charge

During the year ended December 31, 2025, we performed an impairment assessment of our intangible assets including our definite-lived intangible assets and our indefinite-lived intangible assets. Pursuant to ASC 350-30, General Intangibles Other than Goodwill, we evaluate our intangible assets periodically to determine whether events or changes in circumstances indicate that their carrying values may not be recoverable. Based on this analysis, we recorded an impairment charge of $0.8 million, recognized as an impairment of intangible assets within operating expenses in the consolidated statement of operations. The impairment related to the Frederator and Wow Tradenames, which are indefinite-lived intangible assets, due to a reduction in the estimated present value of their expected future cash flows.

No impairment charges were recognized in the prior year ended December 31, 2024.

Other Income (Expense), net

Components of Other Income (Expense), net are summarized as follows:

	Year Ended December 31,
	2025	2024
Interest Expense (a)	$(656)	$(779)

Gain (Loss) on Revaluation of Warrants (b)	(232)	63
Loss on Revaluation of Equity Investment in YFE (c)	(9,830)	(1,627)
Loss on Partial Disposal of Equity Investment and Share Exchange (d)	(1,755)	–
Loss on Transaction (e)	–	(985)
Realized Loss on Marketable Securities Investments (f)	(37)	(611)
Gain (Loss) on Foreign Exchange (g)	2,313	(2,138)
Loss on Debt Settlement (h)	(1,753)	–
Interest Income (i)	76	168
Finance Lease Interest Expense (j)	(22)	(87)
Gain on Lease Modification (k)	4	–
Other (l)	(25)	2,008
Other Expense, net	$(11,261)	$(3,209)

(a)	Interest expense during the year ended December 31, 2025 primarily consisted of $0.1 million of interest incurred on the factoring liability and $0.5 million of interest incurred on production facilities. Interest expense during the year ended December 31, 2024 primarily consisted of $0.1 million of interest incurred on the margin loan and $0.7 million of interest incurred on production facilities and bank indebtedness.
(b)	The loss on revaluation of warrants during the year ended December 31, 2025 consists of a $0.7 million loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants issued in December 2024. These warrants were classified as a liability in the quarter ended March 31, 2025 and a change in their fair value resulted in a recorded gain due to a decrease of the expiration period. In the quarter ended June 2025, these warrants were reclassified to equity. During the year ended December 31, 2024, the recorded gain on revaluation of warrants was related to the remeasurement of 89,286 outstanding warrants classified as liability, which expired in March 2025.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $9.8 million and $1.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	The $1.8 million loss consists of a $1.5 million loss recognized on the disposal of 1,500,000 shares of YFE completed on July 14, 2025, and a $0.3 million loss recognized in connection with the share exchange executed on September 25, 2025.
(e)	The Company allocated the total December 2024 offering transaction proceeds among the instruments issued, recognizing the Series A and Series B warrants as a liability at their full fair value. As a result of this allocation, the Company recorded a non-cash loss of $1.0 million.

(f)	The realized loss on marketable securities investments of $36,674 recorded in the year ended December 31, 2025, reflects the loss on the sale of marketable securities prior to maturity date. The realized loss on marketable securities investments of $0.6 million recorded in the year ended December 31, 2024, reflected the loss that was not recovered from the investments due to selling securities and issuers’ prepayments of principals on certain mortgage-backed securities.
(g)	The gain on foreign exchange during the year ended December 31, 2025 primarily related to the remeasurement of the YFE investment, resulting in a gain of $1.8 million, due to the depreciation of the U.S. dollar against the Euro relative to prior periods. The remaining balance of $0.5 million represents the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary that remained outstanding as of the consolidated balance sheet date. The loss on Foreign Exchange during the year ended December 31, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $1.0 million due to the Euro depreciating against the U.S. dollar as compared to prior period and a loss of $1.1 million due to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary.
(h)	The loss on debt settlement recorded during the year ended December 31, 2025 includes a loss of $0.9 million related to the loan settlement agreement with YFE finalized in April 2025 and a loss of $0.8 million arising from the Section 3(a)(10) transaction completed during the year.
(i)	Interest income during the year ended December 31, 2025 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to an Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the shareholder loan (se Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). Each of these sources was individually immaterial. Interest income during the year ended December 31, 2024 primarily consisted of interest income of $0.1 million, net of premium amortization expense, recorded for the investments in marketable securities, and $0.1 million related to the shareholder loan.
(j)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(k)	On April 1, 2025, Beacon executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the year ended December 31, 2025.
(l)	During the year ended December 31, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to ERTC claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Recent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included approximately $0.1 million of other income, primarily consisting of late fees from select clients on payment plans and credit card rewards. The difference between these amounts is reflected in the net balance presented in thousands. During the year ended December 31, 2024, we recorded $1.2 million in other income related to the ERTC receivable, $0.6 million late fees contract interest income, $0.1 million domain sale income, and $0.1 million income related to credit card rewards and other rebates.

Liquidity and Capital Resources

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. To date, we have funded our operations from cash flows we have generated from our operations, proceeds from the sale of our securities and loans. For the years ended December 31, 2025 and December 31, 2024, we reported net losses of $24.7 million and $20.9 million, respectively. We reported net cash used in operating activities of $11.4 million, and cash used in operating activities of $3.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $763.8 million and total stockholders’ equity of $27.5 million. As of December 31, 2025, we had total current assets of $35.8 million, including cash of $2.9 million, and marketable securities of $4.0 million, and total current liabilities of $33.5 million. We had working capital of $2.3 million as of December 31, 2025, compared to working capital of $1.2 million as of December 31, 2024.

As of December 31, 2025, we had cash of $2.9 million, which decreased by $5.4 million as compared to December 31, 2024. The decrease was primarily due to cash used in operating activities of $11.4 million, cash used in investing activities of $1.6 million, and the effect of exchange rate of $0.6 million, offset by cash provided by financing activities of $8.1 million. The cash used in investing activities was primarily due to investment of financing proceeds in marketable securities of $6.7 million, and purchase of property and equipment of $0.2 million, offset by the proceeds received from sales of marketable securities of $4.8 million and proceeds of $0.4 million from repayment of a loan from related party. The cash provided by financing activities was primarily due to the net proceeds of $6.5 million, from the October Offerings, proceeds of $0.8 million received from sale of equity investment, drawdowns, net of repayments and debt issuance costs, of $1.6 million from production facilities, and proceeds of $0.5 million received from our ERTC factoring transaction, offset by the net margin loan repayment of $0.9 million and finance lease payments of $0.4 million.

During the year ended December 31, 2025, we derived a significant amount of funds from the sale of our equity securities and loans. On October 22, 2025 we closed the October Offerings, selling 3,000,000 shares of our common stock, the October 2025 Pre-Funded Warrants to purchase up to 6,903,049 shares of common stock, and the October 2025 Common Warrants to purchase up to 9,903,049 shares of common stock for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. Net proceeds from the October Offerings were $6.5 million.

As of December 31, 2025, we held available-for-sale marketable securities with a fair value of $4.0 million, an increase of $2 million as compared to December 31, 2024 due to the investment of the net proceeds from the October Offerings during the year ended December 31, 2025. The available-for-sale securities consist principally of government debt securities and are also available as a source of liquidity.

As of December 31, 2025, we had no outstanding margin loan balance. As of December 31, 2024 the margin loan balance was $0.9 million. During the year ended December 31, 2025, we borrowed an additional $5.9 million from our investment margin account and repaid $6.8 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.20% and 0.46% on average margin loan balances of $0.2 million and $1.0 million as of December 31, 2025 and December 31, 2024, respectively. We incurred interest expense on the loan of $8,392 and $0.1 million during the years ended December 31, 2025 and December 31, 2024, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on our consolidated balance sheets.

During the year ended December 31, 2025, we met our immediate cash requirements through existing cash balances, including cash raised from the October Offerings. Additionally, we issued equity and equity-linked instruments to certain companies and individuals as payment for services and compensation.

Going Concern

Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at December 31, 2025, management concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner going forward. During the year ended December 31, 2025, we were successful in raising net proceeds of $6.5 million in connection with the October Offerings, which closed on October 22, 2025, strengthening our cash position. Despite this, macroeconomic conditions continue to present challenges in the animation and advertising industries, primarily due to ongoing government tariffs and intensified competition. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. Our ability to sell securities registered under our registration statement on Form S-3 is limited until such time that the market value of our voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of common stock and securities convertible or exercisable for common stock that we can sell, under certain circumstances, will be limited by NYSE American rules and regulations. If we are able to raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing shareholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. Additionally, the October 2025 Purchase Agreement includes certain limitations on our ability to raise working capital through certain types of transactions for a period of time. There can be no assurance that we will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Working Capital

As of December 31, 2025, we had current assets of $35.8 million, including cash of $2.9 million and marketable securities of $4.0 million, and our current liabilities were $33.5 million. We had working capital of $2.3 million as of December 31, 2025, as compared to working capital of $1.2 million as of December 31, 2024. The increase of $1.1 million was due to an increase of $1.1 million in current assets compared to the prior year. The increase in current assets is primarily driven by an increase of $6.5 million in production tax credit receivable position due to recognized credits for the ongoing projects, an increase of $2.0 million in marketable securities investments due to the investment of a portion of the financing proceeds in securities, an increase of $0.2 million in prepaid expense balance, and an increase of $0.2 million in other receivables related to ERTC, offset by a decrease in cash of $5.4 million, and a decrease of $2.4 million in accounts receivable related to the timing of contractual billing milestones in production projects. Current liabilities as of December 31, 2025 were unchanged compared to the prior year, reflecting offsetting changes related to an increase of $2.6 million in production facilities due to advance stages of production projects, and an increase of $0.3 million in accrued expenses, offset by a decrease of $1.6 million in deferred revenue related to revenue recognized under the percentage-of-completion method on production projects, a decrease of $0.9 million in margin loan balance due to repayment of the balance, and a decrease of $0.4 million in participation payable.

Comparison of Cash Flows for the Years Ended December 31, 2025 and December 31, 2024

Our total cash and restricted cash as of the years ended December 31, 2025 and December 31, 2024 was $2.9 million and $8.4 million, respectively.

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Net Cash Used in Operating Activities	$(11,406)	$(3,489)	$(7,917)
Net Cash (Used in) Provided by Investing Activities	(1,632)	10,012	(11,644)
Net Cash Provided by (Used in) Financing Activities	8,147	(3,131)	11,278
Effect of Exchange Rate Changes on Cash	(551)	898	(1,449)
(Decrease) Increase in Cash	$(5,442)	$4,290	$(9,732)

Change in Operating Activities

Items necessary to reconcile from net loss to cash used in operating activities included net noncash expenses of $20.2 million for the year ended December 31, 2025, as compared to net noncash expenses of $9.9 million for the year ended December 31, 2024. The increase of $10.3 million in noncash expenses compared to prior year was primarily due to an increase of $5.4 million in loss of the total fair value of the equity investment in YFE which consist of market valuation and foreign exchange impact, a loss of $1.8 million on debt settlement related to repayment agreement of the loan from related party and accounts payable settlement discount, a loss of $1.5 million on partial disposal of the equity investment in YFE, an impairment of intangible assets of $0.8 million, an increase in warrants revaluation loss of $0.3 million due to Series A and Series B warrants fair value adjustments, and a loss of $0.3 million related to YFE for the TOON share exchange transaction. Additionally, we recorded a noncash reduction of $2.2 million in accounts payable due to corresponding stock issuances to CCI. These movements were offset by the absence of a $1.0 million loss on a financing transaction that closed in the prior year, a decrease of $0.6 million in realized loss on marketable securities due to the fewer sales of our marketable securities prior to their maturity date, a decrease of $0.3 million in stock-based compensation expense due to completed amortization of the portion of certain equity awards, and a gain of $0.1 million related to the deferred tax provision.

Change in cash used in operating activities also includes fluctuations in working capital, including movements in operating assets and liabilities. Working capital adjustments reflect timing differences between the recognition of revenues and expenses and the related cash receipts or payments. Operating asset and liability activities resulted in a decrease of $6.9 million in cash in the year ended December 31, 2025 and an increase of $7.6 million in cash as of December 31, 2024. The net decrease of $14.5 million in operating asset and liability cashflows was primarily due to an increase of $14.4 million in operating assets activity, which resulted in a higher use of cash. This was primarily due to lower net receipts tax credits during the current year by $9.3 million, a decrease of $3.8 million in net receipts of outstanding accounts receivable primarily due to contractual milestones in invoicing production projects, higher capitalized costs related to ongoing productions by $2.1 million, and an increase of $0.4 million in prepaid balance representing cash paid for future services, offset by an absence of a $1.2 million ERTC receivable recorded in the prior year. The remaining variance of approximately $0.1 million was attributable to a net decrease in operating liabilities which had unfavorable impact on operating cash flows. This was primarily due to a decrease of $5.0 million in deferred revenue balance representing cash received in advance for projects not yet recognized, and a decrease $1.4 million in accrued production costs including timing of Mainframe production costs accruals and production advance from external partner received in prior year, offset by a $5.0 million favorable movement in accounts payable primarily reflecting the settlement of a significant portion of payables in stock and larger vendor payments recorded in the prior year, favorable movements in accrued salaries of $0.7 million due to timing of salaries, and an increase of $0.6 million in accrued expenses representing additional costs recognized during the period that were outstanding as of December 31, 2025.

Change in Investing Activities

The net cash used in investing activities decreased by $11.6 million, from cash provided by investing activities of $10.0 million in the year ended December 31, 2024, to cash used by investing activities of $1.6 million in the year ended December 31, 2025. The decrease was primarily due to investment of the portions of the financing proceeds from the October Offerings and prior year offering in the marketable securities totaling to $6.7 million and a decrease in proceeds received from the sales and maturities of marketable securities of $5.2 million during the year ended December 31, 2025, offset by an increase in proceeds received from the repayment of loan from related party of $0.3 million.

Change in Financing Activities

The increase in cash used in financing activities of $11.3 million was primarily due to an increase of $10.3 million in production facilities drawdowns, net of repayments and issuance costs, a decrease of $1.3 million in finance lease obligations due to concluding several lease commitments in prior year, proceeds of $0.8 million received from the partial disposal of our equity investment in YFE, and proceeds of $0.5 million related to the ERTC factoring transaction, offset by a reduction in cash of $1.0 million related to margin loan balance representing repayments net borrowings, and a decrease in cash proceeds received from financing transactions compared to prior year by $0.6 million.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $31.1 million as of December 31, 2025, of which about $20.9 million could be owed within one year. The balance that could be due within one year includes production facilities of $11.9 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of December 31, 2025, we had $0.3 million in commitments for capital expenditures, related to equipment leases.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). This requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management. We also have other significant accounting policies that are relevant to understanding our results. For additional information about these policies, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Variable Interest Entities

We hold an interest in Stan Lee University (“SLU”), an entity that is considered a variable interest entity (“VIE”). The variable interest relates to 50% ownership in the entity that is comprised of the Stan Lee Assets and that requires additional financial support from us to continue operations.

For each entity, we evaluate our ownership interest and contractual arrangements to determine whether we should consolidate the entity or account for our interest as an investment at inception and upon reconsideration events. This estimate is critical because it determines whether an entity is consolidated into our consolidated financial statements, which has significant impact on our reported results. As part of this evaluation, we determined, that the SLU entity is a VIE. Management evaluated key considerations through a qualitative and quantitative analysis in determining whether an entity is a VIE including whether (i) the entity has sufficient equity to finance its activities without additional financial support from other parties, (ii) the ability or inability to make significant decisions about the entity’s operations, and (iii) the proportionality of voting rights of investors relative to their obligations to absorb the expected losses (or receive the expected returns) of the entity. We used judgment in determining if we are the primary beneficiary and are thus required to consolidate the entity. In making this determination, we evaluated whether we or another party involved with the VIE, (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of or receive benefits from the VIE that could be significant to the VIE. In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we considered the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly affect the entity’s economic performance as compared to other economic interest holders. This evaluation required consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important. We concluded, that we are considered the primary beneficiary and are required to consolidate the VIE.

We continuously assess whether we are the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in us consolidating its collaborators or partners. Our assessment is sensitive to changes in contractual arrangements such as decision-making authority or funding commitments. Changes in these factors could result in a different consolidation conclusion and materially affect our financial statements. We evaluated reconsideration events during the year ended December 31, 2025 and concluded there were no changes to our consolidation assessments.

Tax Credits Receivable

The Canadian federal government and certain provincial governments in Canada provide programs that are designed to assist film and television production in the form of refundable tax credits or other incentives.

Estimated amounts receivable in respect of refundable tax credits are recorded as an offset to the related production operating cost, or to investment in film and television costs when the conditions for eligibility of production assistance based on the government’s criteria are met, the qualifying expenditures are made and there is reasonable assurance of realization. Determination of when and if the conditions of eligibility have been met is based on management’s judgment, and the amount recognized is based on management’s estimates of qualifying expenditures. The ultimate collection of previously recorded estimates is subject to ordinary course audits from the Canada Revenue Agency (“CRA”) and provincial agencies. The amounts recognized are sensitive to changes in assumptions regarding eligibility, qualifying expenditures, and interpretations applied by the CRA and provincial agencies. Changes in administrative policies by the CRA or subsequent review of eligibility documentation may impact the collectability of these estimates. We continuously review the results of these audits to determine if any circumstances arise that in management’s judgment would result in a previously recognized amount to be considered no longer collectible.

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

As of December 31, 2025 and December 31, 2024, $16.8 million and $12.7 million in tax credit receivables related to Wow’s film and television productions were recorded, net of $0.4 million and $0.6 million, respectively, recorded as an allowance for credit loss. We did not have any non-current tax credits receivable as of December 31, 2025. As of December 31, 2024, $2.4 million, in tax credits receivable net of $0.4 million allowance for credit loss was presented as non-current asset.

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

Productions in Progress

Capitalized development costs are reclassified to productions in progress once the project is approved and physical production of the film or television program commences. Capitalized costs include all direct production and financing costs incurred during production that are expected to provide future economic benefit. Borrowing costs and depreciation are capitalized to the cost of a film or television program until substantially all of the activities necessary to prepare the film or television program for its use intended by management are complete.

Completed Productions

Completed productions are carried at the cost of proprietary film and television programs which have been produced by us or to which we have acquired distribution rights, less accumulated amortization and accumulated impairment losses.

The amounts capitalized and the related amortization, and accrued participation costs are sensitive to changes in key assumptions such as ultimate revenues per production, production costs, audience reception, market conditions, and contractual obligations for participations. Changes in these factors could materially affect amortization and potential impairment charges. Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of business, some titles are more successful or less successful than anticipated. Management reviews the ultimate revenue and cost estimates on a title-by-title basis, when an event or change in circumstances indicates that the fair value of the production may be less than its unamortized cost. This may result in a change in the rate of amortization of film costs and participations and/or a write-down of all or a portion of the unamortized costs of the film or television production to its estimated fair value. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. These write-downs are included in amortization expense within Direct Operating Expenses on the consolidated statements of operations. During the year ended December 31, 2025, key assumptions remained consistent with those applied in the prior year.

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

Impairment testing is sensitive to assumptions regarding projected revenue growth rates, royalty rate assumptions and discount rates. Significant uncertainties affecting impairment analysis include declines in revenue due to market shifts or content performance, changes in industry conditions, including streaming and network distribution models, economic downturns, which could increase discount rates and impact future cash flows and regulatory or legal changes, affecting brand valuation or content monetization. Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods. Results may vary from our forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions. An impairment loss could have a material and adverse impact on our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows. During the year ended December 31, 2025, we did not make any material changes to the key assumptions underlying the estimates.

During the year ended December 31, 2025, changes in the Company’s financial projections triggered a reassessment of both its definite- and indefinite-lived intangible assets for potential impairment. Based on this analysis, the Company recorded an impairment charge of $0.8 million, recognized as Impairment of Intangible Assets within Operating Expenses in the consolidated statement of operations. The impairment related to the Frederator and Wow Tradenames, which are indefinite-lived intangible assets, due to a reduction in the estimated present value of their expected future cash flows.

Revenue Recognition

We account for revenue according to FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue is measured based on the consideration specified in a contract with a customer. Revenue is recognized when a customer obtains control of the products or services in a contract. The application of ASC 606 requires us to make significant judgments, that materially affect the amount and timing of revenue recognized, including estimates of total expected costs for production service contracts, stand-alone selling prices, determinations of whether we act as principal or agent in customer arrangements, and determinations of the timing of whether the transfer of control occurs at a point in time or over time. We evaluate each contract to identify separate performance obligations as a contract with a customer may have one or more performance obligations. Consideration in a contract with multiple performance obligations is allocated to the separate performance obligations based on their stand-alone selling prices. If a stand-alone selling price is not determinable, we estimate the stand-alone selling price using an adjusted market assessment approach.

Our main sources of revenue are derived from animation production services provided to third parties, the sale of licenses for the distribution of films and television programs, advertising revenues, and merchandising and licensing sales. During the year ended December 31, 2025, there were no material changes to the revenue recognition policies, methods, or significant judgments applied under ASC 606.

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

Revenue from animation production services is sensitive to changes in estimates of total expected production costs, project timelines, and the achievement of contractual milestones. Because revenue is recognized over time using a percentage-of-completion method, changes in cost estimates or production delays may result in changes to the amount and timing of revenue recognized in a given period. The percentage-of-completion is calculated based upon the proportion of costs incurred cumulatively to total expected costs. Changes in revenue recognized as a result of adjustments to total expected costs are recognized in profit or loss on a prospective basis. Invoices related to these projects are issued based on the achievement of milestones during the project or other contractual terms. The difference between contractual payments received and revenue recognized is recorded as deferred revenue when receipts exceed revenue. When revenue exceeds milestone billings, we recognize this difference as unbilled accounts receivable within Other Receivable on our consolidated balance sheet. Unbilled accounts receivables are transferred to accounts receivable when we have an unconditional right to consideration. When the outcome of an arrangement cannot be estimated reliably, revenue is recognized only to the extent of the expenses incurred that are recoverable. Production service revenues represent a significant portion of our operating revenues. These estimates are subject to uncertainty due to the complexity and length of production cycles, and unforeseen production challenges, which may cause actual results to differ from management’s estimates.

Content Distribution

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

Upon the acquisition of Wow in 2021, we generate advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its creator network, Channel Frederator Network, on YouTube. Revenue is recognized when services are provided in accordance with our agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables are usually collectable within 30 days.

Revenue generated from content distribution and creator network is not significantly dependent on management estimates and assumptions, as revenue is recognized based on reports provided by customers and platform owners reflecting actual advertising impressions, views, and related metrics for the period. However, reported revenue is sensitive to changes in audience engagement, content performance, advertising demand, and third-party platform policies. While these factors may result in variability in revenue from period to period, such variability reflects changes in actual performance rather than changes in accounting assumptions or estimates. Revenue is also subject to uncertainty arising from reliance on third-party reporting and platform-specific monetization practices.

Licensing and Royalties

We enter into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of our intellectual property. For minimum guaranteed amounts that make up a contract, revenue is recognized over time, over the term of the license period commencing on the date at which the licensees can use and benefit from the licensed content. Variable consideration in excess of non-refundable guaranteed amounts, such as royalties and other contractual payments are recognized as revenue when the amounts are known and become due provided collectability is reasonably assured. Invoices are issued based on the contractual terms of an agreement and are usually payable within 30-45 days. We recognize revenue related to product sales (e.g., apparel and collectibles) when we complete our performance obligation, which is when the goods are transferred to the buyer. Royalty revenue is not significantly affected by management estimates, as amounts are recognized based on sales reports received from licensees and contractual royalty rates. Accordingly, changes in royalty revenue primarily reflect changes in actual consumer demand for licensed products rather than changes in accounting assumptions. However, reported royalty revenue is subject to uncertainty related to the timing, accuracy, and completeness of licensee sales reports, as well as collectability considerations. In addition, royalty revenue may fluctuate due to factors such as retail performance, product mix, seasonality, and macroeconomic conditions affecting consumer spending, all of which are outside of our direct control.

Media Advisory and Advertising Services

We provide media and advertising consulting services to clients. Revenue is recognized when the services are performed or as paid through the monthly retainer. When we purchase advertising for clients on linear and across digital and streaming platforms and receive a commission, the commissions are recognized as revenue in the month the advertising is displayed. Marketing contracts specify applicable fees or rates, and marketing spend is driven by customer-authorized campaign activity. Revenue and expenses are recognized based on actual services performed, with minimal reliance on management estimates. While revenue amounts are based on contractual rates and actual media spend supported by third-party reports, management judgment is required in evaluating contract terms under ASC 606, determining principal versus agent presentation, and ensuring appropriate cutoff and completeness of revenue recognition.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Our Audit Committee of the Board of Directors appointed WithumSmith+Brown, PC (“Withum”) as our independent registered public accounting firm on January 29, 2024. The disclosure required by Item 304(a)(1)(v) of Regulation S-K was previously reported in that Current Report on Form 8-K filed by us with the SEC on January 30, 2024, and is incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15(e), were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on the assessment using this framework, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Disclosure in Lieu of Current Report on Form 8-K

Ratification of Equity Awards

On March 30, 2026, the Board adopted, pursuant to Section 78.0296 of the Nevada Revised Statutes (“NRS Section 78.0296”), resolutions ratifying the issuance of certain restricted stock unit awards (the “Ratification”). Notice of such Ratification to the Company’s stockholders of record, as required by NRS Section 78.0296 is attached to this Annual Report on Form 10-K as Exhibit 99.1.

Amendment to Amended and Restated 2020 Incentive Plan

On March 30, 2026, the Board adopted an amendment (the “2020 Plan Amendment”) to the Amended and Restated 2020 Incentive Plan which provides that the Board, as well as the Committee, may, in its discretion, delegate authority to one or more officers of the Company with respect to the granting of awards to other individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act, provided that any such delegation shall include a limitation as to the maximum number of shares of common stock with respect to which awards may be granted during the period of the delegation. A copy of the 2020 Plan Amendment is attached as an exhibit to this Annual Report on Form 10-K.

(b) Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2026. There are no arrangements or understandings between any director, executive officer and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer of the Company, as applicable.

Name	Age	Position
Andy Heyward	77	Chief Executive Officer and Chairman of the Board of Directors
Brian Parisi	56	Chief Financial Officer
Michael A. Jaffa	60	Chief Operating Officer, General Counsel and Corporate Secretary
Joseph “Gray” Davis	83	Director
Margaret Loesch	80	Director
Lynne Segall	73	Director
Anthony Thomopoulos	88	Director
Dr. Cynthia Turner-Graham	72	Director
Jeffrey Schlesinger	70	Director

Andy Heyward, Chief Executive Officer and Chairman of the Board

Mr. Heyward has served as the Company’s Chief Executive Officer since November 2013 and Chairman of the Company’s Board of Directors since December 2013. Mr. Heyward co-founded DIC Animation City in 1983 and served as its Chief Executive Officer until its sale in 1993 to Capital Cities/ ABC, Inc., which was eventually bought by The Walt Disney Company in 1995. Mr. Heyward ran the company while it was owned by The Walt Disney Company until 2000 when Mr. Heyward purchased DIC Entertainment L.P. and DIC Productions L.P., corporate successors to the DIC Animation City business, with the assistance of Bain Capital and served as the Chairman and Chief Executive Officer of their acquiring company DIC Entertainment Corporation, until he took the company public on the AIM. He sold the company in 2008. Mr. Heyward co-founded A Squared Entertainment LLC in 2009 and has served as its Co-President since inception. Mr. Heyward earned a Bachelor of Arts degree in Philosophy from UCLA and is a member of the Producers Guild of America, the National Academy of Television Arts and the Paley Center (formerly the Museum of Television and Radio). Mr. Heyward gave the Commencement address in 2011 for the UCLA College of Humanities and was awarded the 2002 UCLA Alumni Association’s Professional Achievement Award. He has received multiple Emmys and other awards for Children’s Entertainment. He serves on the Board of Directors of the Cedars Sinai Medical Center. Mr. Heyward has produced over 5,000 half hour episodes of award-winning entertainment, among them Inspector Gadget; The Real Ghostbusters; Strawberry Shortcake; Care Bears; Alvin and the Chipmunks; Hello Kitty’s Furry Tale Theater; The Super Mario Brothers Super Show; The Adventures of Sonic the Hedgehog; Sabrina The Animated Series; Captain Planet and the Planeteers; Liberty’s Kids, and many others. Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Mr. Heyward was chosen as a director because of his extensive experience in children’s entertainment and as co-founder of A Squared Entertainment.

Brian Parisi, Chief Financial Officer

Mr. Parisi joined the Company as its Chief Financial Officer during September 2023. Mr. Parisi brings over 30 years of experience across the entertainment, media, and high-tech industries, specializing in finance, accounting, mergers and acquisitions, corporate strategy, and business development. Before joining Kartoon Studios, starting in 2019 he served as the Chief Financial Officer at Break the Floor Productions, an entertainment production company. In this role, he notably prepared the company for sale, successfully completing two separate sale transactions with private equity firms. Previously, from 2017 to 2019, Mr. Parisi served as the Chief Financial Officer at the NFL Hall of Fame Village, where he oversaw a wide range of financial activities including raising capital from numerous public and private sources, managing construction budgets, assisting the company with its IPO, financial reporting, and cash management for the newly designed entertainment complex in Canton, Ohio. In addition, he served as a finance executive at Live Nation Entertainment from 2009 to 2016, including his most recent role as the Head of Finance for the Festivals Division at the company where he was responsible for managing all financial, strategic, and treasury functions for Electronic Dance Music festivals in multiple countries with more than 1.3 million fans annually. Mr. Parisi has also held leadership positions at Warner Bros. Entertainment and NBC Universal.

Mr. Parisi is a CPA and holds a B.S. in Accounting from Purdue University, Daniel School of Business, and an M.B.A. from the University of Southern California, Marshall School of Business. He was recently awarded the 2024 Public Company CFO of the year by the Los Angeles Business Journal.

Michael Jaffa, Chief Operating Officer, General Counsel and Corporate Secretary

Mr. Jaffa was promoted to Chief Operating Officer, General Counsel and Corporate Secretary of the Company on December 7, 2020, prior to which he served as the General Counsel and Corporate Secretary of the Company since April 2018. From January 2017 through April 2018, Mr. Jaffa served as Thoughtful Media Group’s (TMG) General Counsel and Global Head of Business Affairs. TMG is a multichannel network focused on Asian markets. At TMG, Mr. Jaffa oversaw all of TMG’s legal matters, established the framework for TMG’s continued growth in international markets, including a franchise plan, the formation of a regional headquarters in Southeast Asia and assisted with M&A transactions. From September 2013 through December 2016, Mr. Jaffa worked as the Head of Business Affairs for DreamWorks Animation Television, and before that served in a similar role at Hasbro Studios from December 2009 through September 2013. Mr. Jaffa has over 20 years of experience handling licensing, production, merchandising, complex international transactions and employment issues for large and small entertainment companies and technology startups.

Joseph “Gray” Davis, Director

Mr. Davis has served as a director of the Company since December 2013. Mr. Davis served as the 37th governor of California from 1998 until 2003. Mr. Davis currently serves as “Of Counsel” in the Los Angeles, California office of Loeb & Loeb LLP and has served in such role since 2004. Mr. Davis has served on the board of directors of DIC Entertainment and is a member of the bipartisan Think Long Committee, a Senior Fellow at the UCLA School of Public Affairs and Co-Chair of the Southern California Leadership Counsel. Mr. Davis received his undergraduate degree from Stanford University and received his Juris Doctorate from Columbia Law School. Mr. Davis served as lieutenant governor of California from 1995-1998, California State Controller from 1987-1995 and California State Assemblyman from 1982-1986.

Mr. Davis was chosen as a director of the Company based on his knowledge of corporate governance.

Jeffrey Schlesinger, Director

Mr. Schlesinger has served as a director of the Company since October 2025. In January 2022, Mr. Schlesinger founded Former Bros. Media LLC, a company that provides strategic advisory services to global media companies. Prior to that, from September 1989 to August 2020, Mr. Schlesinger worked for Warner Bros. Worldwide Television Distribution, where he served in various executive roles, including President of Warner Bros. from May 2013 to August 2020. He brings more than three decades of operational, strategic, financial, and deal-making expertise, having built Warner Bros.’ worldwide television business into a division spanning more than 220 territories and thousands of content partnerships. Under his leadership, Warner Bros. generated recurring revenue in syndication, licensing, and streaming from some of the most valuable television properties of all time, including Friends, The Big Bang Theory, Two and a Half Men, The West Wing, and Game of Thrones, as well as directing the international expansion of Warner Bros. Animation, managing the world’s largest animation library of over 10,000 episodes, featuring Looney Tunes, Hanna-Barbera, Merrie Melodies, MGM Animation, as well as countless iconic properties including Scooby-Doo, The Flintstones, Justice League, among many others. Beyond the distribution of television series, Mr. Schlesinger oversaw the global rollout and monetization of the WB new releases and library feature films to all linear and non-linear outlets worldwide, including the Batman, Harry Potter, and The Lord of the Rings franchises. Mr. Schlesinger graduated from the film school at New York University in 1977.

Mr. Schlesinger was chosen as a director based on his three decades of operational, strategic, financial, and sales expertise.

Margaret Loesch, Director

Ms. Loesch has served as a Director of the Company since March 2015. Ms Loesch previously held the positions of Executive Chairman of the Kartoon Channel! from June 2020 till December 31, 2022 and Executive Chairman of the Toon Media Networks from December 2016 until December 31, 2022. From 2009 through 2014, Ms. Loesch, served as Chief Executive Officer and President of The Hub Network, a cable channel for children and families, including animated features. The Company has, in the past, provided The Hub Network with certain children’s programming. From 2003 through 2009 Ms. Loesch served as Co-Chief Executive Officer of The Hatchery, a family entertainment and consumer product company. From 1998 through 2001 Ms. Loesch served as Chief Executive Officer of the Hallmark Channel, a family related cable channel. From 1990 through 1997 Ms. Loesch served as the Chief Executive Officer of Fox Kids Network, a children’s programming block and from 1984 through 1990 served as the Chief Executive Officer of Marvel Productions, a television and film studio subsidiary of Marvel Entertainment Group. Ms. Loesch obtained her Bachelor of Science from the University of Southern Mississippi.

Ms. Loesch was chosen to be a director based on her 40 years of experience at the helm of major children and family programming and consumer product channels.

Lynne Segall, Director

Ms. Segall has served as a Director of the Company since December 2013. Ms. Segall works as Publisher for Ankler Media, a role she has held since January 2026, where she guides sales and revenue strategy, including for direct advertising, live events, podcasts, video and its subscription newsletter business. From September 2020 to January 2026, she served as Chief Revenue Officer of TheWrap News. Prior to that, from June 2011 to September 2020, Ms. Segall served as the Senior Vice President and Group Publisher of The Hollywood Reporter and Billboard; from August 2010 to June 2011, Ms. Segall served as the Senior Vice President of Deadline Hollywood; and from June 2006 to May 2010, Ms. Segall served as the Vice President of Entertainment, Fashion & Luxury advertising at the Los Angeles Times. In 2005, Ms. Segall received the Women of Achievement Award from The Hollywood Chamber of Commerce and the Women in Excellence Award from the Century City Chamber of Commerce. In 2006, Ms. Segall was recognized by the National Association of Women with its Excellence in Media Award. Ms. Segall received a Bachelor of Arts in Advertising and Marketing from Endicott College.

Ms. Segall was chosen to be a director based on her expertise in the entertainment industry.

Anthony Thomopoulos, Director

Mr. Thomopoulos has served as a Director of the Company since February 2014. Mr. Thomopoulos is a veteran entertainment executive with a distinguished career spanning broadcast, film, and television. Mr. Thomopoulos previously held executive positions in ABC, where he rose through the ranks to become President of the Broadcast Group, overseeing all network divisions including News and Sports, and he greenlit films such as Rain Man and Child’s Play. Mr. Thomopoulos served as the Chairman of United Artist Pictures from 1986 to 1989. Mr. Thomopoulos formed Thomopoulos Pictures, an independent production company of both motion pictures and television programs, in 1989, and has served as its Chief Executive Officer since 1989. From 1991 to 1995, Mr. Thomopoulos served as the President of Amblin Television, a division of Amblin Entertainment, and he served as the President of International Family Entertainment, Inc. from 1995 to 1997. During this time, he drove major programming successes including NBC’s ER and The Family Channel’s ratings growth. From June 2001 to January 2004, Mr. Thomopoulos served as the Chairman and Chief Executive Officer of Media Arts Group, a NYSE listed company, where he led a successful turnaround and privatization. Mr. Thomopoulos also co-founded Camp Axios for underserved youth, and served as a state commissioner of the California Service Corps. under Governor Schwarzenegger from 2005 to 2008. Mr. Thomopoulos is also a founding partner of Morning Light Productions. Since he founded it in 2008, Mr. Thomopoulos has operated Thomopoulos Productions and has served as a consultant to BKSems, USA, a digital signage company. Mr. Thomopoulos is an advisor and a member of the National Hellenic Society and holds a degree in Foreign Service from Georgetown University and sat on its Board of Directors from 1978 to 1988. Mr. Thomopoulos is deeply involved in philanthropic efforts in Los Angeles.

Mr. Thomopoulos was chosen as a director of the Company based on his entertainment industry experience.

Dr. Cynthia Turner-Graham, Director

Dr. Turner-Graham has served as a Director of the Company since June 2021. Dr. Turner-Graham is a board-certified psychiatrist, Distinguished Life Fellow of the American Psychiatric Association, and a member of the American College of Psychiatry who brings almost 40 years of experience in the healthcare industry as a practicing psychiatrist serving the needs of children, adolescents, adults and families. She has also served as healthcare administrator, having held several administrative positions in Tennessee, Maryland and Washington, D.C. Since 1988, Dr. Turner-Graham has served as a practicing psychiatrist in private and public outpatient settings, retiring from clinical practice in March of 2024. Recognizing the relationship between mental health, spiritual health and quality of relationships, she has combined these interests to promote emotional literacy among professional and lay audiences. As founding President of The Company ForSoundMinds, her focus has been to develop educational workshop experiences and lectures for the purpose of improving relationships. From February 2014 until November 2019, she served as Medical Director for Inner City Family Services in Washington, DC in addition to running a private practice. Among her accomplishments, Dr. Turner-Graham is a past president of the Suburban Maryland Psychiatric Society, a Director of the Washington Psychiatric Society and is the immediate past president of Black Psychiatrists of America, Inc. She has previously served as Clinical Assistant Professor of Psychiatry at both Vanderbilt University and Howard University Schools of Medicine and currently is Adjunct Clinical Professor at Morehouse School of Medicine, Department of Psychiatry in Atlanta, Georgia where she now resides.

Dr. Turner-Graham was chosen as a director of the Company based on her career as a distinguished psychiatrist and her expertise with children.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and until a successor is duly elected and qualified or until his or her earlier retirement, resignation or removal.

Board Committees

The following table sets forth the four standing committees of our Board and the current members of each committee:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee	Educational Committee
Andy Heyward	Chair
Joseph “Gray” Davis	X	X
Margaret Loesch (1)	X			Chair	X
Lynne Segall (1) (2)	X			X
Anthony Thomopoulos (2) (3)	Vice Chair	Chair	X
Dr. Cynthia Turner-Graham (1)	X				Chair
Jeffrey Schlesinger (2) (3)	X	X	Chair

__________________

(1)	Effective October 22, 2025, Margaret Loesch was elected as Chair of the Nominating Committee, replacing Lynne Segall. Lynne Segall was elected as a member of the Nominating Committee, replacing Joseph “Gray” Davis and Cynthia Turner-Graham.

(2)	Effective October 22, 2025, Jeffrey Schlesinger was elected as Chair of the Compensation Committee, replacing Lynne Segall, and Anthony Thomopoulos was elected as a member of the Compensation Committee, replacing Margaret Loesch.

(3)	Effective October 22, 2025, Anthony Thomopoulos was elected as Chair of the Audit Committee, replacing Henry Sicignano III, who resigned from the Board of Directors on December 10, 2025. Effective October 22, 2025, Jeffrey Schlesinger was elected as a member of the Audit Committee, replacing Lynne Segall.

To assist in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee, a Nominating Committee, and an Educational Committee as the functions of each are described below.

Audit Committee

Messrs. Davis, Thomopoulos and Schlesinger serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

The Board has adopted an Audit Committee charter, and the Audit Committee reviews and reassesses the adequacy of the charter on an annual basis. The Board has determined that (i) each director who served as a member of the Audit Committee during 2025 met, and (ii) each director who currently serves as a member of the Audit Committee meets, the NYSE American’s financial literacy requirements and is independent under applicable SEC and NYSE American rules, and the Board has further determined that Mr. Thomopoulos is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

A copy of the Audit Committee’s written charter is publicly available on our website at www.kartoonstudios.com.

Compensation Committee

Messrs. Schlesinger and Thomopoulos serve on the Compensation Committee and the Board has determined that (i) each director who served as a member of the Compensation Committee during 2025 were, and (ii) each director who currently serves as a member of the Compensation Committee is, independent under the applicable NYSE American rules. Our Compensation Committee’s main functions are assisting our Board in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any equity incentive plans we may adopt. The Compensation Committee’s responsibilities include the following:

•	reviewing and recommending to our Board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors;

•	conducting a performance review of our Chief Executive Officer;

•	reviewing our compensation policies;

•	if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.

The Compensation Committee may delegate matters within its responsibility to subcommittees composed of certain of its members. The Board has adopted a Compensation Committee charter and the Compensation Committee reviews and reassesses the adequacy of the charter on an annual basis.

The Compensation Committee’s policy is to offer our executive officers competitive compensation packages that will permit us to attract and retain highly qualified individuals and to motivate and reward these individuals in an appropriate fashion aligned with the long-term interests of our Company and our shareholders.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.kartoonstudios.com.

Nominating Committee

Mses. Loesch and Segall serve on our Nominating Committee. The Nominating Committee’s responsibilities include:

•	identifying qualified individuals to serve as members of our Board;

•	review the qualifications and performance of incumbent directors;

•	review and consider candidates who may be suggested by any director or executive officer or by a stockholder of the Company;

•	review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership of the Board.

The Board has adopted a Nominating Committee charter, and the Nominating Committee reviews and reassesses the adequacy of the Charter on an annual basis. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of our stockholders. The Nominating Committee will consider potential candidates recommended by our stockholders. Any such potential candidates will be evaluated using the same criteria as candidates identified by any director or executive officer.

The Nominating Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the Board of Directors and its committees.

A copy of the Nominating Committee’s written charter is publicly available on our website at www.kartoonstudios.com.

Educational Committee

Ms. Loesch and Dr. Turner-Graham serve on our Educational Committee. The primary purpose of the Educational Committee is to assist the Board in overseeing the integrity, scientific accuracy, age-appropriateness, and overall educational quality of the content the Company produces or licenses for its youth audience. The Committee ensures that such content is aligned with current child-development science, reflects positive messaging, and upholds the Company’s values regarding the well-being of children.

As a newly formed committee, the Educational Committee will hold ad hoc meetings as needed, depending on the volume, sensitivity, and developmental relevance of works under review. In order to carry out its mission and function, and subject to the terms of the Company’s Articles of Incorporation, the Committee has the authority to:

•	evaluate content that materially impacts the Company’s youth audience, including new series, special initiatives, and major content acquisitions;

•	review the performance and impact of the Company’s educational content, including audience feedback, expert assessments, content-impact studies, and alignment with recognized child-development standards.

Code of Business Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of our officers, directors and employees. A copy of the Code of Conduct and Ethics and Whistleblower Policy can be obtained, free of charge by submitting a written request to the Company or on our website at www.kartoonstudios.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investor Relations - Corporate Governance” section of our website at www.kartoonstudios.com or included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% of our common stock, we found that during 2025, all Section 16(a) filings were made with the SEC on a timely basis, except that a Form 4 covering one transaction was filed late for Mr. Thomopoulos on each of January 17, 2025 and May 7, 2025; a Form 4 covering one transaction was filed late for Mr. Parisi on December 17, 2025; a Form 4 covering one transaction was filed late for Mr. Jaffa on December 3, 2025; a Form 4 covering one transaction was filed late for Henry Sicignano III, a former director of the Company, on September 23, 2025; and a Form 3 was filed late for Mr. Schlesinger on November 17, 2025.

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal and state securities laws and regulations, as well as the rules and regulations of the NYSE American. The Trading Policy provides our standards on trading and causing the trading of our securities while in possession of material nonpublic information. It prohibits trading in certain circumstances and applies to all of our directors, officers and employees as well as independent contractors or consultants who have access to material nonpublic information obtained through involvement with our company. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers and to such persons’ family members who live in such persons’ households. The Trading Policy also requires us to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in our own securities.

Item 11.	Executive Officer and Director Compensation

This section describes the material elements of compensation awarded to, earned by or paid to (i) all individuals who served as our principal executive officer during 2025, (ii) our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers of the Company as of December 31, 2025 and (iii) up to two former executive officers who would have been among our two most highly compensated executive officers for 2025 but for the fact that they did not serve as executive officers as of December 31, 2025 (the “named executive officers”). Our Compensation Committee reviews and approves the compensation of our executive officers and oversee our executive compensation programs and initiatives.

Summary Compensation Table for the Year Ended December 31, 2025

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us during the fiscal years noted below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Andy Heyward (2)	2025	659,583	165,000	-	-	316,606	(3)	1,141,189
Chief Executive Officer	2024	440,000	220,000	-	-	415,384		1,075,384

Michael A. Jaffa (4)	2025	452,906	50,000	474,750	-	4,563	(5)	982,219
Chief Operating Officer, General Counsel and Corporate Secretary	2024	450,000	50,000	-	-	8,364		508,364

Brian Parisi (6)	2025	350,000	-	-	-	10,219	(7)	367,244
Chief Financial Officer	2024	331,439	15,000	-	-	12,842		359,281

(1)	Represents the grant date fair value of awards determined in accordance with FASB ASC Topic 718. Stock awards granted in 2025 consisted of time-based restricted stock units. We calculated the estimated fair value of the time-based restricted stock unit awards using the closing price per share of our common stock on the grant date. For a discussion of the assumptions used in calculating these values, see Note 15 to our consolidated financial statements included elsewhere in this Annual Report.

(2)	On August 25, 2025, Mr. Heyward entered into a new three-year employment agreement, which replaced and superseded all prior employment agreements. Pursuant to his new employment agreement, Mr. Heyward’s annual base salary was increased from $440,000 to $1,060,000, as of August 15, 2025. See “Narrative Disclosure to Summary Compensation Table - Employment Agreements” for a description of potential future increases in Mr. Heyward’s annual base salary.

(3)

Amounts reflected in All Other Compensation column for Mr. Heyward in 2025 are composed of $300,000 in creative producer fees, $15,384 related to the insurance policy paid by the Company pursuant to his prior employment agreement and $1,222 related to health and retirement benefits.

(4)	On November 24, 2025, Mr. Jaffa entered into a new three-year employment agreement, which replaced and superseded his prior employment agreement. Pursuant to his new employment agreement, Mr. Jaffa’s annual base salary was set at $450,000 as of November 14, 2025, subject to a 5% increase on each anniversary of the effective date of the new employment agreement.

(5)	The amount reflected in All Other Compensation column for Mr. Jaffa in 2025 represents retirement plan contributions.

(6)	During 2025, Mr. Parisi was entitled to an annual base salary of $350,000. See “Narrative Disclosure to Summary Compensation Table - Employment Agreements” for a description of future increases to Mr. Parisi’s annual base salary pursuant to his new employment agreement.”

(7)	The amount reflected in All Other Compensation column for Mr. Parisi in 2025 represents retirement plan contributions.

Narrative Disclosure to Summary Compensation Table

Elements of the Company’s Executive Compensation Program

The main elements of our executive compensation program in 2025 are outlined in the table below:

Compensation Element		Purpose
Base Salary	•	Intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities
Bonus Compensation	•	Rewards achievement of pre-determined qualitative or quantitative performance measures
(performance, discretionary, contractual)	•	To reward an executive for significant contributions to the Company or when the executive has performed at a level above what was expected, or other similar circumstances
	•	To motivate productivity and enhance loyalty
Equity Based Incentive Awards	•	Aligns executives’ interests with the long-term interests of our stockholders
	•	Motivates and rewards the achievement for stock price growth
	•	Promotes executive retention and stock ownership, and focuses executives on enhancing stockholder value
Benefits	•	Promotes health and wellness
	•	Provides financial protection in the event of disability or death
	•	Provides tax-beneficial ways for executives to save towards their retirement

Base Salary. Our named executive officers receive a base salary to compensate them for services rendered to our Company. Base salaries are used to recognize experience, skills, knowledge and responsibilities required of all of our employees, including our executive officers. Each of our named executive officers’ annual base salaries were negotiated in connection with their respective employment agreements, each of which were renegotiated in 2025. See “- Employment Agreements.”

Bonus Compensation. Our named executive officers are eligible to receive an annual bonus based upon the terms of their employment agreements and discretionary bonuses based on their respective performance. In 2025, Mr. Heyward was paid a discretionary bonus of $165,000 pursuant to the terms of his prior employment agreement and Mr. Jaffa was paid a guaranteed bonus of $50,000 pursuant to the terms of his new employment agreement.

Equity Based Incentive Awards. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and Board periodically review the equity incentive compensation of our named executive officers and from time to time may grant additional equity incentive awards to them in the form of stock options or restricted stock units. During 2025, each of Mr. Heyward and Mr. Jaffa entered into new employment agreements. Pursuant to the terms of each of their respective new employment agreements, Mr. Heyward and Mr. Jaffa received equity grants of 2,000,000 and 750,000 RSUs, respectively, which were to vest in three equal annual installments. Subsequent to entering into the new employment agreement with Mr. Heyward in August 2025, the Company and Mr. Heyward determined to revisit the terms of his equity grant. The Company and Mr. Heyward have not yet made a determination regarding the revised terms of such equity grant. As a result, the RSUs issuablepursuant to Mr. Heyward’s new employment agreement were not issued to Mr. Heyward during the year ended December 31, 2025. Mr. Jaffa received an equity grant of 750,000 RSUs on November 14, 2025. The equity award vests in three equal annual installments on each anniversary of the grant date. Similarly, during 2025, Mr. Parisi entered into a new employment agreement. Pursuant to the terms of his new employment agreement, Mr. Parisi received an equity grant of 500,000 RSUs on January 1, 2026. The equity award vests in three equal annual installments on each anniversary of the grant date. During the year ended December 31, 2025, no awards held by our named executive officers have been modified or repriced.

Retirement Benefits. As of December 31, 2025, we did not provide our employees, including our executives, with a defined benefit pension plan, any supplemental executive retirement plans or retiree health benefits, except as required by local law or custom for employees outside the United States. Our executives may participate on the same basis as other U.S. employees in our 401(k) Plan with a Company-sponsored match component.

All Other Compensation. Pursuant to his prior employment agreement, Mr. Heyward was entitled to an executive producer fee of $12,500 per one-half hour episode for each episode for which he provides services as an executive producer and creative producer fees of $100,000 per quarter. During the year ended December 31, 2025, Mr. Heyward did not earn any executive producer fees. During the year ended December 31, 2025, Mr. Heyward earned $300,000 in creative producer fees. Other compensation includes also retirement benefits and insurance premiums paid by the Company on Mr. Heyward’s behalf during the year ended December 31, 2025. Other compensation paid to Messrs. Jaffa and Parisi during the year ended December 31, 2025 includes health benefits and retirement benefits.

Employment Agreements

Old CEO Employment Agreement

On December 7, 2020, the Company entered into an amended and restated employment agreement, as further amended on each of February 22, 2021, June 23, 2021, November 22, 2021, August 25, 2022 and February 27, 2023 (the “Old CEO Employment Agreement”), with Andy Heyward.

Pursuant to the Old CEO Employment Agreement, Mr. Heyward agreed to serve as the Company’s Chief Executive Officer for a period of five years, subject to renewal, in consideration for an annual salary of $440,000, and an award of 500,000 stock options and 1,500,000 RSUs. During the year ended December 31, 2024 and through August 25, 2025, Mr. was also eligible to be paid (i) a producing fee equal to $12,500 per one-half hour episode for each series produced, controlled and distributed by the Company, and for which he provided material production services provided as the executive producer for up to 52 one-half hour episodes, (ii) a creative producer fee of $100,000 per quarter for services rendered to WOW. Additionally, under the terms of the Old CEO Employment Agreement, Mr. Heyward was eligible for a quarterly discretionary bonus of $55,000 per fiscal quarter if the Company met certain criteria, as established by the Board. Mr. Heyward was also entitled to reimbursement of reasonable expenses incurred in connection with his employment and the Company may take out and maintain during the term of his tenure a life insurance policy in the amount of $1,000,000. During the term of his employment and under the terms of the Old CEO Employment Agreement, Mr. Heyward was also entitled to be designated as composer on all music contained in the programming produced by the Company and to receive composer’s royalties from applicable performing rights societies. Furthermore, the August 25, 2022 amendment provided for the assignment of music royalties to Mr. Heyward for all musical compositions in which he provided services as a composer for or on behalf of the Company, in the event that the Company acquired up to 50% of the writer's share of the royalties for that musical composition. If the Company acquired more than 50% of the writer's share of the royalties on musical compositions Mr. Heyward provided services for, he had the option to purchase the additional royalties from the Company at the price the Company paid to acquire the additional royalties.

The options granted to Mr. Heyward were fully vested on the date of grant. The initial vesting terms of the RSUs granted to Mr. Heyward on December 7, 2020 consisted of the following: 750,000 of the RSUs were to vest over time subject to Mr. Heyward’s continued employment (time-based), and 750,000 of the RSUs were to vest in equal installments on the first, second, third and fourth anniversaries of the date of grant, subject to the achievement of certain performance criteria (performance-based), to be determined by the Compensation Committee, and subject to Mr. Heyward’s continued employment.

On June 23, 2021, the Compensation Committee amended the vesting terms of the RSU award granted to Mr. Heyward on December 7, 2020. According to the amended terms, 375,000 of the RSUs would continue to vest over time subject to Mr. Heyward’s continued employment. The remaining unvested 1,125,000 RSUs were modified to vest as follows: (i) 375,000 RSUs vest when the closing sale price of the Company’s common stock equals or exceeds $3.00 per share or the Company’s market capitalization equals or exceeds $903,000,000 for 20 consecutive trading days; (ii) 375,000 RSUs vest when the closing sale price of the Company’s common stock equals or exceeds $3.50 per share or the Company’s market capitalization equals or exceeds $1,053,500,000 for 20 consecutive trading days, and (iii) 375,000 RSUs vest when the closing sale price of the Company’s common stock equals or exceeds $3.75 per share or the Company’s market capitalization equals or exceeds $1,128,750,000 for 20 consecutive trading days. In the event of a change in control of the Company, the Compensation Committee will determine the extent to which the stock price and market capitalization vesting conditions set forth above are achieved based on the value of the consideration per share paid to the Company's stockholders in the change in control transaction.

The award agreement further provides that in addition to vesting based on the stock price and market capitalization vesting conditions set forth above, the 1,125,000 RSUs had the opportunity to vest in four equal installments on the first, second, third and fourth anniversaries of December 7, 2020, if not otherwise vested pursuant to the stock price and market capitalization vesting conditions, based on the achievement of certain operating performance-based vesting conditions established by the Compensation Committee and communicated to the Participant and subject to Mr. Heyward’s continued employment. Pursuant to an amendment dated January 19, 2022, the Compensation Committee determined that Mr. Heyward would satisfy the operating performance conditions as it related to 281,250 RSUs upon the execution of final definitive agreements to acquire WOW and a final definitive agreement related to the Company’s investment in YFE. On April 7, 2022, 281,250 of the 1,125,000 RSUs vested upon the achievement of completing the WOW and Ameba acquisitions. As of December 7, 2025, the fourth anniversary of the grant date, none of the stock price, market capitalization or any of the further operating performance conditions had been satisfied. As of December 31, 2025, 843,750 of Mr. Heyward’s RSUs remain outstanding and unvested.

The Old CEO Employment Agreement also entitled Mr. Heyward to separation payments in certain circumstances. In the event Mr. Heyward’s employment terminated due to his death or retirement after the age of 65, in addition to accrued base salary and vacation and expense reimbursement, he would have been entitled to receive (i) any unpaid quarterly bonus for the fiscal quarter preceding the fiscal quarter in which such termination occurred and (ii) if earned, a pro-rated quarterly bonus for the fiscal quarter in which such termination occurred. In the event Mr. Heyward’s employment terminated due to his permanent disability, in addition to accrued base salary and expense reimbursement, he would have been entitled to receive (i) any unpaid quarterly bonus for the fiscal quarter preceding the fiscal quarter in which such termination occurred, (ii) if earned, a pro-rated quarterly bonus for the fiscal quarter in which such termination occurred and (iii) for a period of six months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Heyward, provided that he would not have been be entitled to any compensation under (i), (ii) or (iii) unless he signed a release of claims against the Company.

New CEO Employment Agreement

On August 25, 2025, the Company and Mr. Heyward entered into a new employment agreement (the “New CEO Employment Agreement”), which superseded and replaced the Old CEO Employment Agreement in full, pursuant to which he agreed to continue to serve as the Company’s Chief Executive Officer for a period of three years, subject to renewal. Pursuant to the New CEO Employment Agreement, as compensation for his services as CEO, Mr. Heyward shall be entitled to receive an annual base salary $1,060,000 per annum for the term of the agreement, provided that, after December 31, 2026, on each anniversary of the effective date of the New CEO Employment Agreement, if and only if the Company had a positive net income in the preceding year, he will receive an annual increase of 2.5% on his base salary. In addition, the agreement provides that Mr. Heyward was eligible to receive a performance bonus for calendar year 2025 as follows:

a)	if on December 31, 2025: (i) the Company has a market capitalization of at least $80,000,000, and (ii) the Company's net income, as reflected on the income statement of the Company, is at least $1.00, Mr. Heyward will be paid a bonus in 2026 of: $100,000 on each of January 1, 2026; April 1, 2026; July 1, 2026; and October 1, 2026.

b)	if on December 31; 2025: (i) the Company has a market capitalization of at least $100,000,000, and (ii) the Company's net income, as reflected on the income statement of the Company, is at least $3,000,000, Mr. Heyward will be paid a bonus in 2026 of: $250,000 on each of January 1, 2026; April 1, 2026; July 1, 2026; and October 1, 2026; and
c)	if on December 31, 2025: (i) the Company has a market capitalization of at least $150,000,000, and (ii) the Company's net income, as reflected on the income statement of the Company, is at least $7,000,000, Mr. Heyward will be paid a bonus in 2026 of: $500,000 on each of January 1, 2026; April 1, 2026; July 1, 2026; and October 1, 2026.

As of December 31, 2025, the targets were not met and, as a result, no bonus was paid for the year. The targets set forth above were set for compensation purposes only and do not constitute, and should not be viewed as, management’s projection of future results.

For the calendar years 2026 and 2027, the New CEO Employment Agreement provides that the Board will re-set Mr. Heyward’s annual bonus targets in much the same structure outlined above, based on the Company’s prior year results, the Company’s common stock performance, and on any other factors that the Compensation Committee of the Board deems relevant.

The Heyward Employment Agreement further provides that Mr. Heyward will receive an award of 2,000,000 RSUs under the Company’s Amended and Restated 2020 Incentive Plan (the “2020 Plan”) and shall not be eligible to receive any other equity-based awards during the employment term. Subsequent to entering into the new employment agreement, the Company and Mr. Heyward determined to revisit the terms of his equity grant. The Company and Mr. Heyward have not yet made a determination regarding the revised terms of such equity grant. Therefore, no equity grant was issued to Mr. Heyward during the year ended December 31, 2025.

In addition, the agreement provides that Mr. Heyward may be paid a producing fee of up to $12,500 per episode for up to maximum of 52 episodes per calendar year, subject to certain exceptions, including that Mr. Heyward will not earn fee for Mainframe or Frederator productions, Mr. Heyward must render material production services as an executive producer of a pilot, episode, or production, any producer fees, inuring to him, must be entirely financed by a third party, without any funds originating from the Company and each production, pilot or episode must total no fewer than six cumulative minutes of program content. Mr. Heyward may elect to be designated Composer for certain Company music, provided that any compensation inuring to him as a result thereof must be financed by a third party. The Company will retain ownership, copyright, and music publishing control of all Company music. Moreover, the agreement provides that the Company shall not pay Mr. Heyward any royalty, profit participation or any other cash compensation related to “traditional industry creator fees” and Mr. Heyward irrevocably waives any claim thereto.

Mr. Heyward would also be eligible to participate in other employee benefit plans or arrangements generally available to our senior executives from time to time. The Company also may take out and maintain a term life insurance policy in the amount of $1.0 million for the benefit of Mr. Heyward.

The New CEO Employment Agreement may be terminated by us with “Cause” or by Mr. Heyward for “Good Reason”, as such terms are defined in the agreement. Pursuant to the New CEO Employment Agreement, Mr. Heyward is also to separation payments in certain circumstances. In the event Mr. Heyward’s employment terminates due to his death during the term of the agreement or retirement after the age of 80, in addition to accrued base salary and vacation and expense reimbursement, he will be entitled to receive (i) any earned but unpaid bonus and (ii) any unvested equity-based awards outlined in the agreement that are still subject to forfeiture under the 3-year vesting schedule. In the event Mr. Heyward’s employment terminated due to his permanent disability, in addition to accrued base salary and expense reimbursement, he will be entitled to receive (i) any earned but unpaid bonus, (ii) any unvested equity-based awards outlined in the agreement that are still subject to forfeiture under the 3-year vesting schedule, and (iii) for a period of six months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Heyward, provided that he would not have been be entitled to any compensation under (i), (ii) or (iii) unless he signed a release of claims against the Company.

Additionally, the New CEO Employment Agreement contains certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation.

Old COO and General Counsel Employment Agreement

On November 7, 2020, the Company entered into an amended and restated agreement, as further amended on each of December 16, 2021, January 8, 2023, November 13, 2023, and November 6, 2024 (the “Old COO and General Counsel Employment Agreement”) with Michael A. Jaffa.

Pursuant to the Old COO and General Counsel Employment Agreement, Mr. Jaffa assumed the role of Chief Operating Officer (“COO”) and General Counsel commencing on December 7, 2020. The term of the agreement, as amended, was five years. Pursuant to the Old COO and General Counsel Employment Agreement, as consideration for his services as COO and General Counsel, Mr. Jaffa was entitled to receive (i) an annual base salary of $325,000 for the first year of the term, $375,000 for the second year of the term and $450,000 for the third, fourth and fifth years of the term; (ii) discretionary annual bonuses determined in the sole discretion of the Board’s Compensation Committee, and (iii) he was eligibility to receive renewal bonuses of $50,000 beginning within 60 days following the effective date of the Old COO and General Counsel Employment Agreement and each anniversary thereafter during the term, subject to Mr. Jaffa’s continued employment. Pursuant to the agreement, Mr. Jaffa was granted 100,000 stock options and 50,000 RSUs. The options granted to Mr. Jaffa were partially vested on the date of grant, and vested with respect to the unvested amounts in substantially equal installments on the first three anniversaries of the grant date, subject to continued employment. The RSUs granted to Mr. Jaffa vested in three equal installments on the first three anniversaries of the date of grant, subject to continued employment.

The Old COO and General Counsel Employment Agreement also entitled Mr. Jaffa to separation payments in certain circumstances. In the event Mr. Jaffa’s employment terminated due to his death or retirement after the age of 65, in addition to accrued base salary and vacation and expense reimbursement, he would have been entitled to receive any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurred. In the event Mr. Jaffa’s employment terminated due to his permanent disability, in addition to accrued base salary and expense reimbursement, he would have been entitled to receive (i) any unpaid annual bonus for the fiscal year preceding the fiscal year in which such termination occurred, and (ii) for a period of two months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Jaffa, provided that he would not have been entitled to any compensation under (i) or (ii) unless he signed a release of claims against the Company.

Additionally, the COO and General Counsel Employment Agreement contained certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation.

New COO and General Counsel Employment Agreement

On November 24, 2025, the Company and Mr. Jaffa entered into a new employment agreement (the “New COO and General Counsel Employment Agreement”), with an effective date of November 24, 2025, which superseded and replaced the Old COO and General Counsel Employment Agreement in full, pursuant to which he agreed to continue to serve as the Company’s COO and General Counsel for a period of three years, subject to renewal. Pursuant to the New COO and General Counsel Employment Agreement, as compensation for his services as COO and General Counsel, Mr. Jaffa shall be entitled to receive an annual base salary $450,000 per annum, provided that on each anniversary of the effective date of the New COO and General Counsel Employment Agreement, he will receive an annual increase of 5.0% on his base salary. In addition, the agreement provides that Mr. Jaffa shall receive a $50,000 guaranteed bonus in December 2025, and shall receive an annual performance bonus of $50,000 for each fiscal year during the term of the agreement in which Company EBIDA exceeds $2,000,000.

The New COO and General Counsel Employment Agreement further provides that Mr. Jaffa will receive an award of 750,000 RSUs under the 2020 Plan. The 750,000 RSUs were issued to Mr. Jaffa on November 14, 2025 and will vest as follows: 250,000 shares on November 14, 2026, 250,000 shares on November 14, 2027, and 250,000 shares on November 14, 2028, subject to Mr. Jaffa’s continued employment.

Mr. Jaffa would also be eligible to participate in other employee benefit plans or arrangements generally available to our senior executives from time to time.

The New COO and General Counsel Employment Agreement may be terminated by us with “Cause” or by Mr. Jaffa for “Good Reason”, as such terms are defined in the agreement. Pursuant to the New COO and General Counsel Employment Agreement, Mr. Jaffa is also to separation payments in certain circumstances. In the event Mr. Jaffa’s employment terminates due to his death during the term of the agreement, in addition to accrued base salary and vacation and expense reimbursement, he will be entitled to receive (i) any earned but unpaid bonus and (ii) full vesting of any unvested equity-based awards that are still subject to forfeiture. In the event Mr. Jaffa’s employment terminated due to his permanent disability, in addition to accrued base salary and expense reimbursement, he will be entitled to receive, for a period of six months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Jaffa, provided that he would not have been be entitled to any such additional compensation unless he signed a release of claims against the Company. If Mr. Jaffa is terminated without cause or resigns for good reason following a change of control, he will be entitled to receive (i) a lump-sum payment equal to two times his base salary; (ii) full vesting of any unvested equity-based awards that are still subject to forfeiture; (iii) continued Company-paid health benefits for 18 months.

Additionally, the New COO and General Counsel Employment Agreement contains certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation.

Old CFO Employment Agreement

Effective September 27, 2023, the Company entered into an employment agreement with Brian Parisi (the “Old CFO Employment Agreement”), whereby Mr. Parisi agreed to serve as the Chief Financial Officer for a one year period in consideration for an annual salary of $325,000. Mr. Parisi was also eligible to receive for a discretionary bonus for each fiscal year as determined by the Company. In addition, on December 14, 2023, Mr. Parisi was granted 35,000 RSUs with a fair value of $50,050 that vest annually over three years. The Company had the option to extend the Old CFO Employment Agreement for an additional one-year period in consideration of an annual salary of $350,000, which the Company exercised on September 22, 2024. In connection with such extension, the Company agreed to pay Mr. Parisi a discretionary bonus of $15,000 upon receipt of funds from a fundraising in which its net proceeds exceeded $4 million.

The Old CFO Employment Agreement also entitled Mr. Parisi to separation payments in certain circumstances. In the event Mr. Parisi’s employment terminated due to his death or retirement after the age of 65, in addition to accrued base salary and vacation and expense reimbursement, he would have been entitled to receive any unpaid discretionary bonus for the fiscal year preceding the fiscal year in which such termination occurred.

The Company had the right to terminate the Old CFO Employment Agreement in the event Mr. Parisi became disabled and as a result was unable to perform substantially all duties and responsibilities for thirty consecutive days or an aggregate of sixty days during any period of one hundred and eighty two consecutive calendar days. The Company had the right to designate another employee to act in Mr. Parisi’s place during any period of such disability. Notwithstanding any such designation, while Mr. Parisi was employed by the Company and had not yet become eligible for disability income benefits under any disability income plan maintained by the Company, Mr. Parisi would have continued to receive his base salary and benefits. Upon becoming so eligible, and until the termination of Mr. Parisi’s employment because of disability, the Company would have been required to pay Mr. Parisi, at his regular pay periods, an amount equal to the excess, if any, of Mr. Parisi’s monthly base compensation in effect at the time of eligibility (i.e. 1/12th of the base salary) over the amounts of disability income benefits that Mr. Parisi was otherwise eligible to receive. Upon termination of the Old CFO Employment Agreement because of disability, the Company would have been required to pay Mr. Parisi (i) any base salary earned but unpaid through the date of termination, (ii) any discretionary bonus for the fiscal year preceding the year of termination that was earned but unpaid, and (iii) reimbursement of any reasonable expenses incurred in the performance of duties in accordance with the customary policies of the Company. During the 2 month period (or the remaining months of the term if less than 6 months) following the termination of employment because of disability, the Company would have been required to pay Mr. Parisi, at his regular pay periods, an amount equal to the excess, if any, of his monthly base compensation in effect at the time of termination (i.e. 1/12th of the base salary) over the amounts of disability income benefits that Mr. Parisi is otherwise eligible to receive pursuant to the above-referenced disability income plan in respect of such period, provided that Mr. Parisi signs an employee release.

Additionally, the Old CFO Employment Agreement contained certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation.

New CFO Employment Agreement

On November 24, 2025, the Company and Mr. Parisi entered into a new employment agreement (the “New CFO Employment Agreement”) with an effective date of January 1, 2026, which superseded and replaced the Old CFO Employment Agreement in full, pursuant to which he agreed to continue to serve as the Company’s CFO for a period of two years, subject to renewal. Pursuant to the New CFO Employment Agreement, as compensation for his services as CFO, Mr. Parisi shall be entitled to receive an annual base salary $375,000 per annum in the first year and $400,000 in the second year of the term. In addition, the agreement provides that Mr. Parisi shall receive an annual performance bonus of $50,000 for each fiscal year during the term of the agreement in which Company EBITDA exceeds $2,000,000.

The New CFO Employment Agreement further provides that Mr. Parisi will receive an award of 500,000 RSUs under the 2020 Plan. The 500,000 RSUs were issued to Mr. Parisi on January 1, 2026 and will vest as follows: 166,666 shares on January 1, 2027, 166,666 shares on January 1, 2028, and 166,668 shares on January 11, 2029, subject to Mr. Parisi’s continued employment.

Mr. Parisi would also be eligible to participate in other employee benefit plans or arrangements generally available to our senior executives from time to time.

The New CFO Employment Agreement may be terminated by us with “Cause” or by Mr. Parisi for “Good Reason”, as such terms are defined in the agreement. Pursuant to the New CFO Employment Agreement, Mr. Parisi is also to separation payments in certain circumstances. In the event Mr. Parisi’s employment terminates due to his death during the term of the agreement, in addition to accrued base salary and vacation and expense reimbursement, he will be entitled to receive (i) any earned but unpaid bonus and (ii) full vesting of any unvested equity-based awards that are still subject to forfeiture. In the event Mr. Parisi’s employment terminated due to his permanent disability, in addition to accrued base salary and expense reimbursement, he will be entitled to receive, for a period of six months (or for the remaining months of the term of his employment, if less than six months), monthly payments equal to the amount, if any, of his monthly base salary in excess of any disability benefits being received by Mr. Parisi, provided that he would not have been be entitled to any such additional compensation unless he signed a release of claims against the Company.

Additionally, the New CFO Employment Agreement contains certain restrictive covenants regarding confidential information, intellectual property, non-competition and non-solicitation.

Potential Payments upon Termination or Change-in-Control

Payments upon Termination

Our employment agreements with our named executive officers provide incremental compensation in the event of termination, as described above under “Employment Agreements”, above.

Further, our equity incentive plan has provisions for payments to our named executive officers if they are terminated as a result of death or disability. Under our 2020 Plan, if a grantee is terminated due to death or disability, the Compensation Committee may, in its sole discretion, make the following adjustments to such grantee’s awards: (i) termination of restrictions in any award agreements (ii) acceleration of any or all installments and rights, and/or (iii) payment of the grantee’s aggregated accelerated payments in a lump sum to the grantee (or the grantee’s estate, beneficiaries or representative, as applicable).

Payments upon Change in Control

Certain of our employment agreements with our named executive officers provide incremental compensation in the event of termination in connection with a change in control, as described above under “Employment Agreements,” above.

Under our 2020 Plan, upon a Change in Control, the Compensation Committee may, but is not required to, provide for one or more of the following: (i) assumption of the 2020 Plan and outstanding awards by the surviving entity or its parent, (ii) issuance of substitute awards that substantially preserve the terms of the original awards, (iii) notice to holders of vested options and rights that such options and rights shall be exercisable prior to such Change in Control and then be terminated following the Change in Control, (iv) settlement of the intrinsic value of outstanding vested options and rights in cash, cash equivalence or equity (regardless of vesting status), (v) cancellation of all unvested or unexercisable awards, or (vi) any other action with respect to the awards as the Compensation Committee determines to be appropriate in its discretion; provided that in connection with an assumption or substitution awards under (i) or (ii), the awards so assumed or substituted shall continue to vest or become exercisable pursuant to the terms of the original award, except to the extent such terms are otherwise rendered inoperative.

Under our 2020 Plan, “Change in Control” is defined to mean any of the following events: (a) any “person” within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (other than the Company or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the “beneficial owner” within the meaning of Rule 13d-3 promulgated under the Act of 30% or more of the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors; excluding, however, any circumstance in which such beneficial ownership resulted from any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or by any corporation controlling, controlled by, or under common control with, the Company or the Company itself; (b) a change in the composition of the board since the date of stockholder approval, such that the individuals who, as of such date, constituted the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of such board; provided that any individual who becomes a director of the Company subsequent to date of stockholder approval whose election, or nomination for election by the Company’s stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed a member of the Incumbent Board; and provided further, that any individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-12 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any person or entity other than the Board shall not be deemed a member of the Incumbent Board; (c) a reorganization, recapitalization, merger, consolidation or similar form of corporate transaction, or the sale, transfer, or other disposition of all or substantially all of the assets of the Company to an entity that is not an Affiliate (each of the foregoing events, a “Corporate Transaction”) involving the Company, unless securities representing 60% or more of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the Company or the corporation resulting from such Corporate Transaction, including a corporation that, as a result of such transaction owns all or substantially all of the Company’s assets (or the direct or indirect parent of such corporation), are held immediately subsequent to such transaction by the person or persons who were the beneficial holders of the outstanding voting securities entitled to vote generally in the election of directors of the Company immediately prior to such Corporate Transaction, in substantially the same proportions as their ownership immediately prior to such Corporate Transaction; or (d) the liquidation or dissolution of the Company or stockholder approval of such liquidation or dissolution, unless such liquidation or dissolution is part of a transaction or series of transactions described in clause (c) above that does not otherwise constitute a Change in Control.

Clawback Policy

Effective December 1, 2023, we adopted an executive officer incentive compensation clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. Specifically, in the event of an accounting restatement, we must recover, reasonably promptly, erroneously awarded compensation in amounts determined pursuant to the policy. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting (or any portion thereof) is or was predicated upon the achievement of specified financial results that are impacted by the financial restatement, and the amount of compensation that may be impacted by the clawback policy is the difference between the amount paid or granted, and the amount that should have been paid or granted, if calculated on the restated financial results. Recovery under the policy with respect to an executive officer will not require the finding of any misconduct by such executive officer or such executive officer being found responsible for the accounting error leading to an accounting restatement.

Our Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards as of December 31, 2025 held by each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not yet vested (#)		Market Value of shares or units of stock that have not yet vested ($) (3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not yet vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (3)
Andy Heyward	500,000	(1)	–	$13.90	12/07/30	–		$–	–		$–
			–			–		–	843,750	(2)	607,500

Michael A. Jaffa	100,000	(4)	–	13.90	12/07/30	–		–	–		–
			–			750,000		540,000	–		–

Brian Parisi	–		–			11,667	(6)	$8,400	–		$–

(1)	These options were fully vested upon the grant date.

(2)	These RSUs are subject to stock price and market capitalization vesting conditions. See “Executive Officer and Director Compensation - Narrative Disclosure to Summary Compensation Table -Employment Agreements - Old CEO Employment Agreement” for more information.

(3)	Market value was calculated by multiplying the closing price per share of the Company’s common stock on December 31, 2025, $0.72, by the number of shares.

(4)	These options were fully vested as of December 7, 2023.

(5)	On November 14, 2025, Mr. Jaffa was granted 750,000 RSUs, which will vest as follows: 250,000 shares on November 14, 2026, 250,000 shares on November 14, 2027, and 250,000 shares on November 14, 2028, subject to Mr. Jaffa’s continued employment.

(6)	On December 14, 2023, Mr. Parisi was granted 35,000 RSUs that vest annually over three years.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have a formal policy on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are generally effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our Common Stock on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the year ended December 31, 2025, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Director Compensation

Non-Employee Director Compensation Program

Our director compensation program is designed to provide compensation to attract and retain high-quality non-employee directors. Our Compensation Committee periodically reviews and makes recommendations to the Board regarding director compensation. As part of this review, the Compensation Committee may solicit the input of outside compensation consultants.

For the year ended December 31, 2025, our non-employee directors were compensated with a combination of cash and stock awards, with an aggregate value as follows:

•	$10,000 for each quarterly Board meeting attended;

•	$10,000 per annum for service as Chair of the Board’s Compensation, Audit or Nominating Committees; and

•	$5,000 per annum for service as members of any such committees.

The Board’s Compensation Committee determines the portions of each director’s compensation that will be paid in cash and in stock awards. To the extent that an individual serves as a director, committee member or committee chair for a portion of the quarter or year, as applicable, they shall be entitled to a pro rata portion of the compensation set forth above for the portion of the quarter or year, as applicable, that they serve in such role.

Director Compensation Table for the Year Ended December 31, 2025

Mr. Heyward, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below. See “Summary Compensation Table for Fiscal 2025” for information regarding Mr. Heyward’s compensation for fiscal 2025.

The following table sets forth certain information regarding the compensation earned by or awarded to each of our non-employee directors who served on our Board during the fiscal year ended December 31, 2025:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
Joseph “Gray” Davis	2025	$19,514	$19,514	$–	$39,028
Henry Sicignano III (3)	2025	20,000	97,000	–	117,000
Margaret Loesch	2025	22,986	22,986	–	45,972
Lynne Segall	2025	30,555	30,555	–	61,110
Anthony Thomopoulos (4)	2025	21,459	21,459	63,000	105,918
Dr. Cynthia Turner-Graham	2025	22,014	22,014	–	44,028
Jeffrey Schlesinger	2025	6,459	6,459	–	12,918
Stefan Piëch (5)	2025	–	–	–	–

______________________

(1)	Represents the grant date fair value of awards determined in accordance with FASB ASC Topic 718. We calculated the estimated fair value of restricted stock unit awards using the closing price per share of our common stock on the grant date. For a discussion of the assumptions used in calculating these values, see Note 15 to our consolidated financial statements included elsewhere in this Annual Report.

(2)	None of the non-employee directors who served on our Board during the fiscal year ended December 31, 2025 held any outstanding equity awards as of December 31, 2025.

(3)	Mr. Sicignano resigned from the Board and the Audit Committee effective as of December 12, 2025. In addition to the compensation he received for Board services in the year ended December 31, 2025, Mr. Sicignano received a fully vested restricted stock awards of $77,000 market value as compensation for consulting services rendered to the Company pursuant to a Consulting Agreement entered into by and between the Company and Mr. Sicignano as of December 12, 2025.

(4)	The amount reflected in the All Other Compensation column for Mr. Thomopoulos in 2025 represents consulting fees for services rendered prior to his appointment to the Audit Committee.

(5)	Dr. Stefan Piëch resigned from the Board effective as March 5, 2025.

Effective October 22, 2025, the following changes were made to the composition of the committees of our Board:

•	Margaret Loesch was appointed as a Chair of the Nominating Committee, replacing Lynne Segall;

•	Lynne Segall was appointed as a member of the Nominating Committee, replacing Joseph “Gray” Davis and Cynthia Turner-Graham;

•	Jeffrey Schlesinger was appointed as a Chair of the Compensation Committee, replacing Lynne Segall;

•	Anthony Thomopoulos was appointed as a member of the Compensation Committee, replacing Margaret Loesch;

•	Anthony Thomopoulos was appointed as a Chair of the Audit Committee, replacing Henry Sicignano III;

•	Jeffrey Schlesinger was appointed as a member of the Audit Committee, replacing Lynne Segall;

Additionally, as discussed above, Mr. Sicignano III resigned from his position as a director and a member of the Audit Committee effective December 12, 2025 and Mr. Piëch resigned from his position as a director effective March 5, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of shares of our Common Stock as of March 31, 2026, known by us through our transfer agent and other records, held by: (i) each person who beneficially owns 5% or more of the shares of our common stock then outstanding; (ii) each of our current directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. Percentage ownership is based on 56,336,035 shares of Common Stock outstanding as of March 31, 2026. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o 190 N. Canon Drive, 4th Floor, Beverly Hills, California 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Named Executive Officers
Andy Heyward (2)	2,528,636	4.5%
Michael Jaffa (3)	157,002	*
Brian Parisi (4)	29,434	*
Anthony Thomopoulos (5)	150,015	*
Jeffrey Schlesinger (5)	17,048	*
Joseph (Gray) Davis (5)	92,339	*
Margaret Loesch (5)	74,075	*
Lynne Segall (5)	117,289	*
Dr. Cynthia Turner-Graham (5)	68,230	*

All current executive officers and directors as a group (consisting of 9 persons)	3,234,068	5.7%

5% Stockholders Other Than Executive officers and Directors
Anson Funds Management LP (6)	7,241,071	9.9%

*	Indicates ownership less than 1%

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Shares of common stock currently issuable or issuable within 60 days of March 31, 2026 upon the exercise of options or vesting of restricted stock units are deemed to be outstanding in computing the beneficial ownership and percentage of beneficial ownership of the person holding such securities, but they are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person. Beneficial ownership does not include stock options and restricted stock units which have not vested as of, and will not vest within 60 days of, the record date. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Consists of (i) 99,073 shares of common stock held by A Squared Holdings LLC over which Mr. Heyward holds sole voting and dispositive power; (ii) 1,484,126 shares of common stock held by Mr. Heyward and 187,500 issuable pursuant to vested RSUs held by Andy Heyward; (iii) 257,813 shares of common stock held by AH Gadget IDF LLC an entity controlled by Mr. Heyward, (iv) 123 shares held by Heyward Living Trust; (v) 500,000 shares of common stock issuable pursuant to a stock option which is exercisable within 60 days of March 31, 2026.

(3)	Consists of 57,002 shares of common stock held by Mr. Jaffa, and 100,000 shares of common stock issuable pursuant to a stock option which is exercisable within 60 days of March 31, 2026.

(4)	Consists of 23,601 shares of common stock held by Mr. Parisi, and 5,833 shares of common stock issuable upon vested RSUs as of March 31, 2026.

(5)	Mr. Thomopoulos held 150,015 shares of common stock, Mr. Schlesinger held 17,048 shares of common stock, Mr. Davis held 92,339 shares of common stock, Ms. Loesch held 74,075 shares of common stock, Ms. Segall held 117,289 shares of common stock, and Dr. Turner-Graham held 68,230 shares of common stock.

(6)	Based upon Company records as of March 31, 2026 and, in part, information included in a Schedule 13G filed with the SEC on February 17, 2026, consists of (i) 3,000,000 shares of common stock held by Anson Investments Master Fund LP (the “Anson Funds”) and (ii) 4,241,071 shares of common stock underlying pre-funded warrants held by the Anson Funds, all of which are exercisable. Does not include (i) 2,661,978 shares of common stock issuable upon the exercise of pre-funded warrants and (ii) 9,903,049 shares of common stock issuable upon the exercise of warrants, because the Anson Funds and its affiliates are prohibited from exercising such pre-funded warrants and other warrants, if, as a result of such exercise, they would beneficially own more than 9.99% of the total number of shares of common stock then issued and outstanding immediately after giving effect to the exercise. The Schedule 13G was filed by (i) Anson Funds Management LP (the “AFML”), (ii) Anson Management GP LLC (“AMGL”), (iii) Tony Moore, the principal of AMFL and AMGL, (iv) Anson Advisors Inc. (“AAI”), (v) Amin Nathoo, a director of AAI, and (vi) Moez Kassam, a director of AAI. AFML and AAI serve as co-investment advisors for the Anson Funds and therefore they may be deemed to beneficially own such shares. As the general partner of AFML, AMGL may also be deemed to beneficially own the shares held by the Anson Funds. As the principal of AFML and AMGL, Mr. Moore may also be deemed to beneficially own the shares held by the Anson Funds. As directors of AAI, Messrs. Nathoo and Kassam may also be deemed to beneficially own the shares held by the Anson Funds. The address for AFML is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248.

Equity Compensation Plan Information

The following table provides certain information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2025.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock units and other rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2020 Plan	2,577,879	$11.58	5,903,256

Equity compensation plans not approved by shareholders:	–	–	–
Total	2,577,879	$11.58	5,903,256

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

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

The following is a summary of transactions since January 1, 2024 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described in Item 11 of this Annual Report “Executive Officer and Director Compensation.”

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of $1.5 million (EURO 1.3 million), accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest must be repaid by no later than June 30, 2026. On April 27, 2025, the Company entered into a settlement agreement with YFE to resolve the outstanding obligation under the Shareholder Loan Agreement. Pursuant to the settlement agreement, the Company accepted a reduced repayment amount of $0.4 million, payable in two installments no later than June 2025, in full satisfaction of the loan balance. The settlement agreement became effective in April 2025 and the Company recorded an adjustment to the balance of the loan and recognized a loss of approximately $0.9 million. As of December 31, 2025, all terms of the settlement agreement were fulfilled. As of December 31, 2025 and December 31, 2024, $0 and $1.4 million, respectively, is included within Notes and Accounts Receivable from Related Party on the Company’s consolidated balance sheets.

During the years ended December 31, 2025 and December 31, 2024, YFE paid $16,940 and $70,429, respectively, in interest. Dr. Stefan Piëch, a Director of the Company from June 23, 2022 until March 5, 2025, served as the Chief Executive Officer of YFE.

Dr. Stefan Piëch, a director of the Company from June 23, 2022 until March 5, 2025, served as the Chief Executive Officer of YFE.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving all transactions both in which (i) we are a participant and (ii) any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. Certain of the transactions described in this section occurred prior to the adoption of the Audit Committee’s charter on June 26, 2023. All of the transactions described in this section that occurred after such date were approved by the Audit Committee.

Director Independence

The Board has determined that the following current directors, constituting a majority of the members of the Board, are “independent directors” as defined by the NYSE American Company Guide: Gov. Davis, Messrs. Schlesinger and Thomopoulos, Mses. Loesch and Segall and Dr. Turner-Graham. Henry Sicignano III, a director of the Company from May 22, 2023 until his resignation from the Board on December 12, 2025 was also determined by the Board to be an “independent director” as defined by the NYSE American Company Guide.

Each director who served as a member of the Audit, Compensation, and Nominating Committees during 2025 was, and each current member of the Audit, Compensation, and Nominating Committees is, an independent director pursuant to all applicable NYSE American listing standards. In addition, (i) each director who served as a member of the Audit Committee during 2025 also met, and each current member of the Audit Committee also meets, the additional independence standards for audit committee members established by the SEC, and (ii) each director who served as a member of the Compensation Committee during 2025 also qualified, and each current member of the Compensation Committee also qualifies, as a “non-employee director” as defined in Rule 16b-3 of the Exchange.

Item 14.	Principal Accounting Fees and Services

Current Principal Accountant Fees and Services

Withum served as our independent registered public accounting firm for the fiscal year ended December 31, 2025 and has served as our independent registered public accounting firm since January 29, 2024.

The following table sets forth aggregate fees billed to us by Withum for professional services for the years ended December 31, 2025 and December 31, 2024:

	2025	2024
Audit Fees	$528,863	$590,476
Audit-Related Fees	–	14,300
Tax Fees	–	–
Other Fees	–	–
Total Fees	$528,863	$604,776

The aggregate fees included in each of the categories are fees billed in the fiscal years.

Audit fees billed in 2025 and 2024 include fees for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2025, and 2024 included in this Annual Reports on Form 10-K, (ii) the review of our interim period financial statements for the 2025 and 2024 years included in our Quarterly Reports on Form 10-Q, and (iii) related services that are normally provided in connection with regulatory filings or engagements, such as reviewing financial information included in certain registration statements that was also included in the Company’s quarterly and annual financial statements.

Audit-related fees billed in 2024 primarily related to procedures performed in connection with the Company’s Form S-8 registration statement, that are closely aligned with the audit but not classified as audit fees.

Pre-Approval Policies and Procedures

We obtain an engagement letter for all audit and non-audit services proposed to be performed during the year. The Audit Committee pre-approves the services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services, as follows:

•	Audit services include professional services rendered by the principal accountant for the audit of the annual and review of the quarterly financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters related directly to audit procedures, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

•	Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•	Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

•	Other Fees are those associated with services provided by the principal accountant not captured in the other categories. Examples include comfort letters related to other procedures, circle-ups, and related document reviews for company capital raise initiatives.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data”.

Index to Consolidated Financial Statements is located herein immediately following the signature page of this Annual Report on Form 10-K.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
4.1	Description of Capital Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 9, 2024)
4.2	Form of New Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021)

4.3	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023)
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2025)
4.8	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 21, 2025)
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 21, 2025)
10.1†	Form of Stock Option Grant Notice Pursuant to the Company's 2020 Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.2†	Form of Restricted Stock Unit Agreement Pursuant to the Company's 2020 Incentive Plan (Incorporated by reference to Exhibit 10.4 the Company's Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.3†	2015 Incentive Plan of the Company, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017)
10.4†	Kartoon Studios Inc 2020 Incentive Plan amended and restated March 21, 2024 (Incorporated by reference to Exhibit 99.1 the Company’s Form S-8 filed with the SEC on June 11, 2024)
10.5†	Amended and Restated Employment Agreement between the Company and Michael Jaffa, dated November 7, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.6†	Amended and Restated Employment Agreement between the Company and Andrew Heyward, dated December 7, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020)
10.7†	Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated February 22, 2021 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.8†	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated June 23, 2021 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.9†	Amendment No. 3 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated November 22, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.10	Share Purchase Agreement, dated of December 1, 2021, by and the Company and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.11	Shareholder Agreement, dated as of December 1, 2021 among the Company and F&M Film-und Medien Beteiligungs GmbH (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.12†	Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated December 16, 2021 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.13†	Amendment No. 4 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated August 25, 2022 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)

10.14†	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated January 8, 2023 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.15†	Amendment No. 5 to the Amended and Restated Employment Agreement between the Company and Andrew Heyward dated February 27, 2023 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed with the SEC on April 13, 2023)
10.16	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023)
10.17†	Employment Agreement dated as of September 15, 2023, by and between the Company and Brian Parisi, effective as of September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2023)
10.18†	Amendment No. 3 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa dated November 13, 2023 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 9, 2024)
10.19	Securities Purchase Agreement, dated April 18, 2024, by and between Kartoon Studios, Inc. and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2024)
10.20	Placement Agent Agreement, dated as of April 18, 2024, by and between Kartoon Studios, Inc. and EF Hutton LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2024)
10.21	Placement Agency Agreement, dated December 16, 2024, by and between Kartoon Studios, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2024)
10.23	Form of Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2025)
10.24†	Amendment No. 4 to the Amended and Restated Employment Agreement between the Company and Michael Jaffa, dated November 6, 2024 (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)
10.25†	Amendment No. 1 to the Amended and Restated 2020 Incentive Plan, effective December 12, 2024 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025
10.26	Form of Amendment Agreement to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025)
10.27†	Amendment No. 2 to the Amended and Restated 2020 Incentive Plan, effective May 14, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2025)
10.28†#	Employment Agreement between the Company and Andrew Heyward dated August 25, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on August 29, 2025)
10.29	Agreement and Stipulation between the Company and Continuation Capital, Inc., dated as of August 27, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2025)
10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2025)
10.31†	Employment Agreement between Kartoon Studios, Inc. and Brian Parisi, dated November 24, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on November 28, 2025)
10.32†	Employment Agreement between Kartoon Studios, Inc. and Michael Jaffa, dated November 24, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the SEC on November 28, 2025)
10.33	The Agreement and Stipulation between the Company and Continuation Capital, Inc., dated as of November 18, 2025 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the SEC on November 28, 2025)

10.34	Consulting Agreement between Kartoon Studios, Inc. and Henry Sicignano, effective as of December 12, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on December 16, 2025)
10.35†	Amendment No. 3 to the Amended and Restated 2020 Incentive Plan, effective March 30, 2026
19.1	Kartoon Studios, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 9, 2024)
21.1	List of Subsidiaries of the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025)
23.1*	Consent of WithumSmith+Brown, PC
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
97.1	Kartoon Studios, Inc. Clawback Policy, effective December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 9, 2024)
99.1*	Letter to Stockholders in Accordance with NRS 78.0296
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

__________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit and schedule to the SEC upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

March 30, 2026	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

March 30, 2026		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andy Heyward and Michael Jaffa, jointly and severally, attorney-in-fact, with the power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andy Heyward	March 30, 2026
Andy Heyward
Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

/s/ Brian Parisi	March 30, 2026
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph “Gray” Davis	March 30, 2026
Joseph “Gray” Davis
Director

/s/ Margaret Loesch	March 30, 2026
Margaret Loesch
Director

/s/ Jeffrey Schlesinger	March 30, 2026
Jeffrey Schlesinger
Director

/s/ Lynne Segall	March 30, 2026
Lynne Segall
Director

/s/ Anthony Thomopoulos	March 30, 2026
Anthony Thomopoulos
Director

/s/ Dr. Cynthia Turner-Graham	March 30, 2026
Dr. Cynthia Turner-Graham
Director

KARTOON STUDIOS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kartoon Studios, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kartoon Studios, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception and expects to continue incurring losses and negative cash flows in the future. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Complex Equity Transactions

Description:

As disclosed in Notes 13 and 16 to the consolidated financial statements, on May 14, 2025, there were changes in facts and circumstances impacting the Company's warrant agreement associated with the Company’s December 2024 offering. Based on these changes in facts and circumstances, the Company reevaluated the classification of the warrants under ASC 815-40 and determined that equity classification is appropriate. The warrants were remeasured to fair value immediately before the reclassification. As of May 13, 2025, the warrants were revalued at approximately $5.7 million, resulting in a recognition of a $0.7 million decrease in the liability. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the consolidated statements of operations. Subsequently, the total liability of approximately $5.7 million was reclassified to additional paid-in capital.

On October 22, 2025, pursuant to the terms of the October 2025 Purchase Agreement, the Company closed the registered direct offering of the 3,000,000 October 2025 Shares and the October 2025 Pre-Funded Warrants to purchase up to 6,903,049 shares of common stock to the October 2025 Investor. In the Concurrent Private Placement, pursuant to the October 2025 Purchase Agreement, the Company also sold to the October 2025 Investor unregistered October 2025 Common Warrants to purchase up to 9,903,049 shares of common stock, with an exercise price of $0.738 per share. Each October 2025 Share and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.738, and each October 2025 Pre-Funded Warrant and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. In addition, the Company issued Placement Agent Warrants to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share. The warrants were deemed to be equity classified.

The accounting for the transactions required an assessment of the particular features of the warrants, and the impact of those features on the accounting and classifications of the warrants. The complexities and significant estimates required a high degree of auditor judgement and an increased extent of audit effort.

Response:

Our audit procedures related to management’s judgements of the accounting treatment for the warrants and classification, as well as the determination of fair value of the transactions. Our audit procedures included, among others, inspecting the agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting authoritative guidance. Our audit procedures also included utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by evaluating the underlying terms of the agreements and assessing the appropriateness of management’s application of the authoritative accounting guidance. We evaluated the methodologies and assumptions used to estimate the fair value of the warrants on the date of grant as well as the date of the reclassification of the warrants originally issued with the December 2024 offering. In addition, we evaluated the Company’s footnote disclosures in relation to the warrants.

Impairment of Intangible Assets

Description:

As disclosed in Note 9 to the consolidated financial statements, as of December 31, 2025, the Company had $17.6 million of intangible assets, net. During the year ended December 31, 2025, the Company recorded an impairment charge of approximately $0.8 million related to the Frederator and Wow tradenames due to a reduction in the estimated present value of their expected future cash flows. The Company completes the annual intangible asset impairment tests at the end of each fiscal year. Intangible assets have been acquired, either individually or with a group of other assets, and were initially recognized and measured based on fair value. Subjective auditor judgment was required to evaluate certain key assumptions used to determine the fair value of the intangible assets. For the intangible assets, the key assumptions included the discount rates used in the present value calculations and the forecasted revenue growth rate and operational cost trends. Changes to these key assumptions could have had a substantial impact on the fair value of the intangible assets and the amount of the impairment charges. Additionally, the audit effort associated with the estimates required specialized valuation skills and knowledge.

Response:

The following are the primary procedures we performed to address this critical audit matter: We evaluated the Company’s third-party specialist and their valuation report and checked it for mathematical accuracy. We reviewed key valuation inputs and reviewed the comparable company guidelines for reasonableness. We evaluated the forecasted revenue growth and operational costs for reasonableness by utilizing historical rates to benchmark and also used peer company data. We evaluated the Company’s discount rates by comparing the assumptions and data used by management to develop the discount rates to publicly available market data and historical experience. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the appropriateness of the valuation method utilized, specific inputs used in the valuation as well as performing a parallel analysis for reasonableness.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

Whippany, New Jersey

March 30, 2026

PCAOB ID Number: 100

Kartoon Studios, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	As of December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$2,943	$7,879
Restricted Cash	–	506
Investments in Marketable Securities (amortized cost of $3,953 and $2,116, respectively)	3,978	2,029
Accounts Receivable (net of allowance of $3 and $239, respectively)	9,632	11,982
Tax Credits Receivable (net of allowance of $423 and $187, respectively)	16,800	10,295
Other Receivable	1,571	1,367
Prepaid Expenses and Other Assets	841	606
Total Current Assets	35,765	34,664

Noncurrent Assets:
Property and Equipment, net	1,635	2,053
Operating Lease Right-of-Use Assets, net	5,114	5,847
Finance Lease Right-of-Use Assets, net	312	278
Notes and Accounts Receivable from Related Party	–	1,352
Film and Television Costs, net	4,878	2,621
Tax Credits Receivable (net of allowance of $0 and $421, respectively)	–	2,384
Investment in Your Family Entertainment AG	5,481	16,429
Intangible Assets, net	17,604	19,722
Other Assets	118	117
Total Assets	$70,907	$85,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,115	$11,954
Participations Payable	1,024	1,427
Accrued Expenses	744	405
Accrued Salaries and Wages	1,370	1,213
Deferred Revenue	4,391	5,997
Margin Loan	–	900
Production Facilities, net	11,819	9,220
Current Portion of Operating Lease Liabilities	1,077	1,002
Current Portion of Finance Lease Liabilities	156	249
Due to Related Party	5	8
Other Current Liabilities	750	1,065
Total Current Liabilities	33,451	33,440

Noncurrent Liabilities:
Deferred Revenue	3,369	3,371
Operating Lease Liabilities, Net Current Portion	4,488	5,359
Finance Lease Liabilities, Net Current Portion	144	54
Deferred Tax Liability, net	1,225	1,301
Factoring Liability	689	–
Warrant Liability	–	5,477
Other Noncurrent Liabilities	8	5
Total Liabilities	43,374	49,007

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	–	–
Series B Preferred Stock, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	–	–
Common Stock, $0.001 par value, 190,000,000 shares authorized; 55,282,150 and 46,285,078 shares issued and 54,857,000 and 46,209,081 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	55	45
Additional Paid-in Capital	793,814	777,930
Treasury Stock at Cost, 425,150 and 75,997 shares of common stock as of December 31, 2025 and December 31, 2024, respectively	(604)	(340)
Accumulated Deficit	(763,817)	(739,285)
Accumulated Other Comprehensive Loss	(3,238)	(3,379)
Total Kartoon Studios, Inc. Stockholders' Equity	26,210	34,971
Non-Controlling Interests in Consolidated Subsidiaries	1,323	1,489
Total Stockholders' Equity	27,533	36,460

Total Liabilities and Stockholders’ Equity	$70,907	$85,467

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Revenues:
Production Services	$26,832	$17,850
Content Distribution	7,982	9,607
Licensing and Royalties	387	298
Media Advisory and Advertising Services	4,152	4,836
Total Revenues	39,353	32,591

Operating Expenses:
Marketing and Sales	681	1,243
Direct Operating Costs	26,829	23,134
General and Administrative	23,992	25,210
Impairment of Intangible Assets	767	–
Total Operating Expenses	52,269	49,587

Loss from Operations	(12,916)	(16,996)

Interest Expense	(656)	(779)
Other Expense	(11,261)	(3,209)

Loss Before Income Tax Benefit	(24,833)	(20,984)

Income Tax Benefit	135	43

Net Loss	(24,698)	(20,941)

Net Loss Attributable to Non-Controlling Interests	166	202

Net Loss Attributable to Kartoon Studios, Inc.	$(24,532)	$(20,739)

Net Loss per Share - Basic	$(0.49)	$(0.54)
Net Loss per Share - Diluted	$(0.49)	$(0.54)

Weighted Average Shares Outstanding - Basic	50,228,716	38,413,131
Weighted Average Shares Outstanding - Diluted	50,228,716	38,413,131

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024

Net Loss	$(24,698)	$(20,941)
Change in Accumulated Other Comprehensive Loss:
Change in Unrealized Gain on Marketable Securities	75	190
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	36	612
Foreign Currency Translation Adjustments	30	(298)
Total Change in Accumulated Other Comprehensive Loss	141	504
Total Comprehensive Net Loss	(24,557)	(20,437)
Net Loss Attributable to Non-Controlling Interests	166	202
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(24,391)	$(20,235)

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
Balance, December 31, 2023	35,247,744	$352	1	$–	$773,986	75,473	$(339)	$(718,546)	$(3,883)	$1,691	$53,261

Issuance of Common Stock for Services	362,568	–	–	–	306	–	–	–	–	–	306
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	166,033	–	–	–	–	524	(1)	–	–	–	(1)
Stock Option Granted to Consultants	–	–	–	–	30			–	–	–	30
Reclassification Related to Reverse Stock Split	–	(316)	–	–	316	–	–	–	–	–	–
Proceeds from Securities Purchase Agreement, Net	8,375,000	8	–	–	3,014	–	–	–	–	–	3,022
Placement Agent Fee Paid in Cash	–	–	–	–	(390)	–	–	–	–	–	(390)
Warrant Exercise	2,057,736	2	–	–	–	–	–	–	–	–	2
Share cancellation	–	–	(1)	–	–	–	–	–	–	–	–
Share-Based Compensation	–	–	–	–	667	–	–	–	–	–	667
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	802	–	802
Currency Translation Adjustment	–	–	–	–	–	–	–	–	(298)	–	(298)
Net Loss	–	–	–	–	–	–	–	(20,739)	–	(202)	(20,941)

Balance, December 31, 2024	46,209,081	$46	–	$–	$777,929	75,997	$(340)	$(739,285)	$(3,379)	$1,489	$36,460

Issuance of Common Stock for Services	340,340	–	–	–	228	–	–	–	–	–	228
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	327,459	1	–	–	27	1,026	(1)	–	–	–	27
Issuance of Common Stock for Accounts Payable Settlement	3,866,247	4	–	–	3,015	–	–	–	–	–	3,019
Stock Options Granted to Consultants	–	–	–	–	43	–	–	–	–	–	43
Non-cash Share Exchange	(348,127)	–	–	–	–	348,127	(263)	–	–	–	(263)
Proceeds from Securities Purchase Agreement, Net	3,000,000	3	–	–	7,043	–	–	–	–	–	7,046
Placement Agent Fee Paid in Cash	–	–	–	–	(511)	–	–	–	–	–	(511)
Warrant Exercise	1,462,000	1	–	–	–	–	–	–	–	–	1
Share-Based Compensation	–	–	–	–	331	–	–	–	–	–	331
Warrant Reclassification	–	–	–	–	5,709	–	–	–	–	–	5,709
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	111	–	111
Currency Translation Adjustment	–	–	–	–	–	–	–	–	30	–	30
Net Loss	–	–	–	–	–	–	–	(24,532)	–	(166)	(24,698)

Balance, December 31, 2025	54,857,000	$55	–	$–	$793,814	425,150	$(604)	$(763,817)	$(3,238)	$1,323	$27,533

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net Loss	$(24,698)	$(20,941)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	904	231
Depreciation and Amortization of Property, Equipment and Intangible Assets	2,585	2,408
Amortization of Right-of-Use Asset	1,091	1,737
Amortization of Premium on Marketable Securities	7	67
Share-Based Compensation Expense	331	667
Impairment of Film and Television Costs	28	–
Impairment of Intangible Assets	767	–
Loss on Debt Settlement	1,753	–
Gain on Early Lease Termination	(4)	–
Loss on Share Exchange	286	–
Deferred Income Taxes	(135)	7
Loss on Partial Disposal of Equity Investment in Your Family Entertainment AG	1,518	–
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	9,830	1,627
Unrealized (Gain) Loss on Foreign Currency of Equity Investments in Your Family Entertainment AG	(1,775)	1,038
Loss (Gain) on Warrant Revaluation	232	(63)
Accounts Payable Balance Settled in Stock	2,209	–
Loss on Transaction	–	985
Realized Loss on Marketable Securities	37	611
Non-cash Interest Expense	73	–
Stock Issued for Services	228	306
Stock Options Issued to Consultants	43	30
Credit Loss Expense	135	232
Other Non-Cash Items	34	–

Decrease (Increase) in Operating Assets:
Accounts Receivable	2,098	5,912
Other Receivable	(58)	(36)
Tax Credits Earned (less capitalized)	(11,639)	(9,071)
Tax Credits Received	9,252	15,979
Employee Retention Tax Credit Receivable	–	(1,232)
Film and Television Costs, net	(3,858)	(1,731)
Prepaid Expenses and Other Assets	(244)	118

Increase (Decrease) in Operating Liabilities:
Accounts Payable	108	(4,897)
Accrued Salaries and Wages	114	(627)
Accrued Expenses	334	(280)
Accrued Production Costs	233	1,679
Participations Payable	(415)	(449)
Deferred Revenue	(1,887)	3,106
Lease Liability	(911)	(788)
Due to Related Party	3	(1)
Other Liabilities	(15)	(113)
Net Cash Used in Operating Activities	(11,406)	(3,489)

Cash Flows from Investing Activities:
Repayments from Related Party for Note Receivables	400	83
Proceeds from Sales and Maturities of Marketable Securities	4,841	10,046
Investment in Marketable Securities	(6,722)	–
Purchase of Property and Equipment	(151)	(117)
Net Cash (Used in) Provided by Investing Activities	(1,632)	10,012

Cash Flows from Financing Activities:
Proceeds from Margin Loan	5,915	11,021
Repayments of Margin Loan	(6,811)	(10,901)
Proceeds from Production Facilities	10,251	8,852
Repayments of Production Facilities	(8,584)	(14,756)
Repayments of Bank Indebtedness, net	–	(2,810)
Proceeds from Factoring Transaction	484	–
Principal Payments on Finance Lease Obligations	(393)	(1,661)
Debt Issuance Costs	(79)	(2)
Proceeds from Sale of Investment	829	–
Placement Agent Fee Paid in Cash	(511)	(390)
Proceeds from Securities Purchase Agreement, net	7,046	7,515
Shares Withheld for Taxes on Vested Restricted Shares	(1)	(1)
Proceeds from Warrant Exercise	1	2
Net Cash Provided by (Used in) Financing Activities	8,147	(3,131)

Effect of Exchange Rate Changes on Cash	(551)	898

Net (Decrease) Increase in Cash and Restricted Cash	(5,442)	4,290
Beginning Cash and Restricted Cash	8,385	4,095
Ending Cash and Restricted Cash	$2,943	$8,385

Supplemental Disclosures of Cash Flow Information

Cash Paid for Interest	$40	$129
Cash Paid for Taxes	$–	$–

Non-Cash Operating Activities
Reduction in Leased Asset Due to Modified Lease Liability	$106	$–

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$356	$–

The accompanying notes are an integral part of these consolidated financial statements.

Kartoon Studios, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

Note 1: Organization and Business

Organization and Nature of Business

Kartoon Studios, Inc. (formerly, Genius Brands International, Inc.) (the “Company,” “Kartoon Studios,” “we,” “us” or “our”) is a global content and brand management company focused on the creation, production, licensing, and distribution of multimedia animated content for children. Led by experienced industry personnel, the Company’s core business includes original intellectual property (“IP”) development, third-party IP production services, media agency, and content monetization through licensing and owned distribution platforms.

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

Kartoon Studios also owns Wow Unlimited Media Inc. (“Wow”), through which the Company operates Mainframe Studios - one of the largest animation production studios globally. Mainframe Studios is a producer-for-hire for several major streaming platforms and IP holders. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and 3 feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, It’s Andrew!, and Unicorn Academy, in partnership with leading global media companies. In addition, Wow owns Frederator Networks Inc. (“Frederator”). Frederator operates a leading animation-focused creator network, Channel Frederator Network, on YouTube encompassing over 2,500 channels. Frederator Studios has developed and produced original programming in partnership with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation, and Amazon.

The Company distributes its content across streaming platforms, linear television, and its ad-supported and subscription-based video-on-demand (“VOD”) services and apps, including Kartoon Channel! and Ameba TV. Distribution partners include YouTube, YouTube Kids, Amazon Prime Video, Amazon Fire, Roku, Apple TV, iOS, Android TV, Android mobile, Pluto TV, Xumo, Tubi, Samsung TV Plus, Google TV, Cox, DISH, Sling TV, KartoonChannel.com, and smart TVs from Samsung and LG. The Company also licenses content to third-party networks and streaming services globally, including Netflix, Paramount+, HBO Max, and Nickelodeon.

The Company also owns The Beacon Media Group, LLC and The Beacon Communications Group, Ltd. (collectively, “Beacon”), a specialized media and marketing agency focused on children’s and family audiences. Beacon represents over 20 established and emerging brands across the toy, consumer products, and family entertainment sectors, including Bandai Namco, Moose Toys, Bazooka Brands, Goliath Games, Playmates Toys, and Cepia LLC. The agency has developed a strong reputation within the toy industry, supported by long-standing client relationships, deep category expertise, and a consistent track record of campaign execution. The Company believes that Beacon’s positioning within a niche, relationship-driven market provides barriers to entry and supports durable demand for its services.

The Company owns Ameba Inc. which operates Ameba TV, a subscription streaming service with a focus on educational and entertainment content for younger children. As a cornerstone of the Company’s subscription offerings, Ameba delivers a vast library of engaging and educational content, accessible across multiple platforms.

Through its investment in Germany-based Your Family Entertainment AG (“YFE”), a publicly listed company on the Frankfurt Stock Exchange (RTV: FWB), the Company holds a strategic interest in one of Europe’s leading independent children’s content providers, with a catalog of approximately 150 titles and 3,500 half-hour episodes.

The Company holds a controlling interest in Stan Lee Universe, LLC (“SLU”), which owns the IP rights to Stan Lee’s name, likeness, signature, and associated IP assets.

Recent Transactions

ERTC Sale

On July 31, 2025, the Company entered into an agreement to sell its rights to its $0.9 million outstanding Employee Retention Tax Credit (“ERTC”) refund claims to a third party in exchange for cash consideration. Under the agreement, the Company received an upfront payment of $0.5 million equal to 55% of the claim amount upon execution, with an additional payment of $0.1 million equal to 15% to be paid upon collection from the IRS. The Company is entitled to receive any interest earned on the 15% claim amount if it is collected from the IRS within nine months of signing the agreement. Any interest received from the IRS after the nine-month period will be retained by the lender. Pursuant to the agreement, the Company retains legal title and remains obligated in the event of any disallowance, modification, or reduction of the claim by the IRS. The arrangement includes a recourse provision under which the Company remains obligated to repay amounts advanced in the event of any disallowance, modification, or reduction of the claim by the IRS.

October Financing

On October 22, 2025, pursuant to the terms of a securities purchase agreement (the “October 2025 Purchase Agreement”) entered into with an institutional investor (the “October 2025 Investor”), the Company closed a registered direct offering (the “Registered Direct Offering”) of 3,000,000 shares (the ”October 2025 Shares”) of its common stock, and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 6,903,049 shares of common stock to the October 2025 Investor. In a concurrent private placement (the “Concurrent Private Placement” and, together with the Registered Direct Offering, the “October Offerings”), pursuant to the October 2025 Purchase Agreement, the Company also sold to the October 2025 Investor unregistered warrants (the “October 2025 Common Warrants”) to purchase up to 9,903,049 shares of common stock, with an exercise price of $0.738 per share. Each October 2025 Share and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.738, and each October 2025 Pre-Funded Warrant and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. In connection with the October Offerings, the Company paid to the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the sale of the securities sold in this offering, plus $75,000 as a reimbursement of certain out-of-pocket expenses. The placement agent is also entitled to receive 7% of the gross proceeds received from the exercise of any of the October 2025 Common Warrants, if any. In addition, the Company issued warrants (the “Placement Agent Warrants”) to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share.

Section 3(a)(10) Accounts Payable Settlement

On August 27, 2025, the Company entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) with Continuation Capital, Inc. (“CCI”), to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, CCI makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. The transaction was carried out in stages and as of December 31, 2025, the Company had completed the arrangement, settling a total of $1.8 million, and issuing an aggregate of 3,148,535 shares of common stock. The Company recognized a loss of $0.7 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s consolidated statements of operations.

On November 18, 2025, the Company entered into a new agreement to settle an additional $1.0 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 1,695,072 shares of common stock. The terms were consistent with the original arrangement. During the three months ended December 31, 2025 the Company settled $0.4 million of accounts payable and issued 717,712 shares of common stock to CCI. The Company recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s consolidated statements of operations.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $2.9 million which decreased by $5.4 million as compared to December 31, 2024. The decrease was primarily due to cash used in operating activities of $11.4 million, cash used in investing activities of $1.6 million, and the effect of exchange rate of $0.6 million, offset by cash provided by financing activities of $8.1 million. The cash used in investing activities was primarily due to investment of financing proceeds in marketable securities of $6.7 million, and purchase of property and equipment of $0.2 million, offset by the proceeds received from sales of marketable securities of $4.8 million and proceeds of $0.4 million from repayment of a loan from related party. The cash provided by financing activities was primarily due to the proceeds of $6.5 million, net of placement agent fees and other offering expenses, received from the October Offerings, proceeds of $0.8 million received from sale of equity investment, drawdowns, net of repayments and debt issuance costs, of $1.6 million from production facilities, and proceeds of $0.5 million received from factoring transaction, offset by the margin loan repayment of $0.9 million and finance lease payments of $0.4 million.

As of December 31, 2025, the Company held available-for-sale marketable securities with a fair value of $4.0 million, an increase of $1.9 million as compared to December 31, 2024 due to the investment of a portion of the net proceeds from October Offerings during the year ended December 31, 2025. The available-for-sale securities consist principally of government debt securities and are also available as a source of liquidity.

As of December 31, 2025 the Company had no outstanding margin loan balance. As of December 31, 2024, the Company’s margin loan balance was $0.9 million. During the year ended December 31, 2025, the Company borrowed an additional $5.9 million from its investment margin account and repaid $6.8 million primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.20% and 0.46%, respectively, on average margin loan balances of $0.2 million and $1.0 million as of December 31, 2025 and December 31, 2024

During the years ended December 31, 2025 and December 31, 2024, the Company incurred interest expense on the margin loan of $8,392 and $0.1 million, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s consolidated balance sheets.

Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements - Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

Historically, the Company has incurred net losses. For the years ended December 31, 2025 and December 31, 2024, the Company reported net losses of $24.7 million and $20.9 million, respectively. The Company reported net cash used in operating activities of $11.4 million, and cash used in operating activities of $3.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of 763.8 million and total stockholders’ equity of $27.5 million. As of December 31, 2025, the Company had total current assets of $35.8 million, including cash of $2.9 million, and marketable securities of $4.0 million, and total current liabilities of $33.5 million. The Company had working capital of $2.3 million as of December 31, 2025, compared to working capital of $1.2 million as of December 31, 2024. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and concluded, that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, the Company has financed its operations primarily through revenue generated from operations, loans and sales of its securities, and the Company expects to continue to seek and obtain additional capital in a similar manner. In order to address the Company’s capital needs, the Company intends to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that the Company will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

During the year ended December 31, 2025, the Company was successful in raising net proceeds of $6.5 million in connection with the October Offerings, which closed on October 22, 2025, strengthening its cash position. Despite this, macroeconomic conditions continue to present challenges in the animation and advertising industries, primarily due to ongoing government tariffs and intensified competition. In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. For example, during the year ended December 31, 2025, in order to improve liquidity, the Company sold certain assets, including ERTC receivables and 1,500,000 YFE shares, and settled $2.2 million of outstanding accounts payable in a transaction under Section 3(a)(10) of the Securities Act.

While management is taking these steps to improve liquidity, due to the uncertainty surrounding the successful execution and timing of these plans, substantial doubt continues to exist regarding the Company’s ability to meet its obligations as they become due within one year after the date the financial statements are issued.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Kartoon Studios, Inc. and its wholly-owned subsidiaries. The Company also consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The interests in a variable interest entity which the Company does not control are recorded as non-controlling interests. Non-consolidated investments are accounted for using the equity method or the fair value option and recorded at fair value with changes recognized within Other Income (Expense), net on the consolidated statements of operations and comprehensive loss. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Per Financial Accounting Standards Board (“FASB”) ASC 815-10-45, Derivatives and Hedging, the Company has elected an accounting policy to offset the fair value amounts recognized for eligible forward contract derivative instruments. Therefore, the Company presents the asset or liability position of the FX forwards that are with the same counterparty net as either an asset or liability in its consolidated balance sheets.

As of December 31, 2025 and December 31, 2024, the gross amounts of FX forward contracts in an asset and liability position subject to a master netting arrangement resulted in a net liability of $43,438 and $0.6 million, respectively, recorded within Other Current Liabilities on the consolidated balance sheets.

For the years ended December 31, 2025 and December 31, 2024, the Company recorded a realized loss of $0.3 million and $0.2 million, respectively, on FX forward contracts within Production Services Revenue on the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with initial maturities of three months or less to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had cash and restricted cash of $2.9 million and cash and restricted cash of $8.4 million, respectively, that at times could exceed Federal Deposit Insurance Corporation (“FDIC”) or Canadian Deposit Insurance Corporation (“CDIC”) limits. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. The availability of certain short-term lines of credit is dependent on the Company maintaining compensating balances. The compensating balances are not legally restricted and may be withdrawn; therefore, the Company classifies them as cash on the consolidated balance sheets. The Company did not hold any compensating balance as of December 31, 2025. As of December 31, 2024, the total compensating balance maintained was $0.5 million. The Company did not have any cash equivalents as of the periods presented. As of December 31, 2025, the Company did not hold any restricted cash balance. As of December 31, 2024 the Company held $0.5 million in restricted cash. This balance primarily represented collateral pledged in connection with the Company’s subsidiary’s corporate American Express program. As of December 31, 2025, the Company has no cash minimum requirements.

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

As of December 31, 2025 and December 31, 2024, the Company had net accounts receivable balances of $9.6 million and $12.0 million, respectively. The beginning balance of net accounts receivable as of January 1, 2024 was $18.1 million. As of December 31, 2025 and December 31, 2024, the Company recorded an allowance for credit loss of $2,956 and $0.2 million, respectively.

The following table summarizes the activity in the allowance for credit losses related to trade accounts receivable as of December 31, 2025 and December 31, 2024 (in thousands):

Balance, net as of December 31, 2023	$189
Charged to costs and expenses	64
Recoveries	(14)
Write-offs	–
Balance, net as of December 31, 2024	239
Charged to costs and expenses	179
Recoveries	(39)
Write-offs	(376)
Balance, net as of December 31, 2025	$3

The Company limits its exposure to this credit risk through a credit approval process and credit monitoring procedures. In addition, Wow’s contracts with customers usually require upfront and milestone payments throughout the production process. The Company’s customer base is mainly comprised of major Canadian, American, and worldwide studios, distributors, broadcasters, toy companies and advertising-supported video on demand (“AVOD”) and subscription video on demand (“SVOD”) platforms that have been customers for several years.

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

As of December 31, 2025 and December 31, 2024, the Company had $16.8 million and $12.7 million in tax credit receivables related to Wow’s film and television productions, respectively, net of corresponding allowance for credit loss of $0.4 million and $0.6 million, respectively. The Company did not have any non-current tax credits receivable as of December 31, 2025. As of December 31, 2024, $2.4 million, in tax credits receivable, net of $0.4 million allowance for credit loss was presented as non-current asset due to uncertainty regarding the timing of obtaining the necessary certifications required to process the tax credits.

Employee Retention Tax Credit (ERTC)

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended the availability of the ERTC. The Company accounted for the ERTC as a gain contingency in accordance with ASC 450-30, Gain Contingencies. Under this standard, the ERTC was recognized only after the contingency was resolved and deemed realizable.

During the year ended December 31, 2024, we recognized an ERTC benefit totaling $1.2 million. This amount was included in Other Income (Expense), net in the consolidated statements of operations for the year ended December 31, 2024. During the year ended December 31, 2024, we had not received any refunds related to the ERTC and we had an outstanding receivable of $1.2 million which was recorded in other current assets in the consolidated balance sheet. During the year ended December 31, 2025, we received $0.2 million of ERTC refunds from the IRS. As of December 31, 2025, the outstanding ERTC receivable balance was $1.0 million. The Company did not record any ERTC benefits in the year ended December 31, 2025.

Factoring Liability

On July 31, 2025, the Company entered into an arrangement to transfer its ERTC refund claim (“ERTC receivable”) of $0.9 million to a financing counterparty on a recourse basis. Because the Company retained exposure to the transferred asset through the recourse provisions and otherwise did not relinquish control, the transaction did not qualify for sale accounting under ASC 860, Transfers and Servicing, and has been accounted for as a secured borrowing. Accordingly, the ERTC receivable remains recognized in Other Receivables, and a corresponding liability is recognized for the cash proceeds received (net of any direct issuance costs). The related factoring liability of $0.7 million represents approximately 75% of the ERTC underlying receivable amount and is presented in the consolidated balance sheet within Noncurrent Liabilities. Management does not anticipate any repayment obligation within twelve months and expects full collection of the ERTC refund by the financing counterparty. No gain or loss was recognized at inception. The ERTC receivable serves as collateral for the borrowing. The difference between the ERTC receivable and the cash proceeds was recorded as borrowing discount, which is deferred and accreted to interest expense using the effective interest method (26.84%) over the expected term of the borrowing. Collections on the ERTC receivable are remitted to the lender pursuant to the agreement and reduce the outstanding loan principal when applied. The Company evaluates the ERTC receivable for collectability each reporting period.

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

Unrealized gains or losses on available-for-sale securities for which the Company expects to fully recover the amortized cost basis are recognized in Accumulated Other Comprehensive Loss, a component of stockholders’ equity. Gains and losses as a result of sales of securities are reclassified from previously unrealized gains and losses on AFS securities in Accumulated Other Comprehensive Loss to Other Income (Expense), net, in the consolidated statements of operations.

On a quarterly basis, the Company reviews its AFS securities to assess declines in fair value for credit losses. For each AFS security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or is more-likely-than-not required to sell the debt security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, the Company recognizes the impairment as a credit loss in the consolidated statements of operations by writing down the security’s amortized cost to its fair value. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss. The portion of the decline in fair value that is due to factors other than a credit loss is recognized in Accumulated Other Comprehensive Loss as an unrealized loss.

The Company reports accrued interest receivable separately from the AFS securities and has elected not to measure an allowance for credit losses for accrued interest receivables. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received. Classified within Other Receivables on the consolidated balance sheets, no interest income was receivable as of December 31, 2025, compared to approximately $8,830 as of December 31, 2024.

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

In general, the Company accounts for investments acquired at fair value. See Note 4 for further information about the Company’s investment in YFE’s equity securities, which is accounted for under the fair value option.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Maintenance, repairs, and renewals, which neither materially add to the value of the assets nor appreciably prolong their lives, are charged to expense as incurred. Gains and losses from any dispositions of property and equipment are reflected in the consolidated statements of operations. Whenever events or circumstances change, an assessment is made as to whether there has been impairment to the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceed its net book value as of the assessment date. Refer to Note 6 for details on the Company’s assessments of fair value as of December 31, 2025 and December 31, 2024.

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

Refer to Note 9 for details on the Company’s assessments of fair value as of December 31, 2025 and December 31, 2024.

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

Content Distribution

Film and Television Licensing

The Company recognizes revenue related to licensed rights to exploit functional IP in two ways: for minimum guarantees, the Company recognizes fixed revenue upon delivery of content and the start of the license period, and for functional IP contracts with a variable component, the Company estimates revenue such that it is probable there will not be a material reversal of revenue in future periods. The Company recognizes revenue related to licensed rights to exploit symbolic IP substantially similarly to functional IP. Although it has a different recognition pattern from functional IP, the valuation method is substantially the same, depending on the nature of the license.

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

Upon the acquisition of Wow in 2021, the Company generates advertising revenue from Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of its creator network, Channel Frederator Network, on YouTube. Revenue is recognized when services are provided in accordance with the Company’s agreement with YouTube, the price is fixed or determinable, and collection of the related receivable is probable. Receivables related to the advertising services are usually collectable within 30 days.

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

Sales and Marketing

Sales and marketing expenses consist of primarily costs associated with promotional and advertising activities, including digital advertising, social media promotion, publicity initiatives, cooperation with public relations service providers and costs related to promotional events. Marketing and advertising costs are expensed as incurred.

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

Earnings Per Share

Basic earnings (loss) per share of common stock (“EPS”) is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. For purposes of the calculation of dilutive net loss per share applicable to common stockholders, stock options, unvested restricted stock units, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The 6,903,049 October 2025 Pre-Funded Warrants issued in the October Offerings and outstanding as of December 31, 2025 were included in the calculation of basic and diluted net loss per share.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

Stock Options	969,130
Restricted Stock Units	1,605,417
Warrants	34,719,455

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

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD $0.1 million. As of December 31, 2025 and December 31, 2024, the Company had six and twelve bank deposit accounts with an aggregate uninsured balance of $1.9 million and $6.7 million, respectively.

The Company has a managed account with a financial institution. The managed account maintains its investments in marketable securities of approximately $4.0 million and $2.0 million as of December 31, 2025 and December 31, 2024, respectively. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of December 31, 2025 and December 31, 2024, the Company did not have account balances held at this financial institution that exceed the insured balances. As of December 31, 2025 the Company’s investment portfolio consisted exclusively of U.S. Treasury bonds. Although this results in concentration by security type and issuer, U.S. Treasury bonds are considered investment-grade securities with minimal credit risk, and the Company does not believe this concentration represents a significant credit risk.

During the year ended December 31, 2025, four customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 81.9% of the Company’s total revenue. As of December 31, 2025, the Company had three customers, the accounts receivable for each of which exceeded 10% of the total accounts receivable. These customers accounted for an aggregate of 54.5% of the total accounts receivable as of December 31, 2025.

During the year ended December 31, 2024, four customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 75.7% of the Company’s total revenue. As of December 31, 2024, the Company had three customers, the accounts receivable for each of which exceeded 10% of our total accounts receivable. These customers accounted for an aggregate of 53.2% of the total accounts receivable as of December 31, 2024.

The table below presents each customer’s balance as a proportion of the total accounts receivable balance:

	As of December 31,
	2025	2024
Customer A	26.1%	*
Customer B	17.3%	17.9%
Customer C	11.1%	24.5%
Customer D	*	10.7%
	* Less than 10%

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

The carrying amounts of cash, restricted cash, receivables, payables, accrued liabilities, and the margin loan approximate fair value due to the short-term nature of the instruments. The investment in YFE is revalued at the end of each reporting period based on the trading price of YFE (Level 2). Refer to Note 4 for additional details. Upon the acquisition of Wow in 2021, foreign currency forward contracts that are not traded in active markets were assumed. These are fair valued using observable forward exchange rates at the measurement dates and interest rates corresponding to the maturity of the contracts (Level 2).

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

The following table summarizes the marketable securities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
U.S. Treasury	$3,978	$–	$3,978
Total	$3,978	$–	$3,978

Investment in Equity Interest:
Investment in YFE	$–	$5,481	$5,481
Total	$–	$5,481	$5,481

Foreign Currency Forward Contracts:
Foreign Currency Forward Contracts, net:	$–	$(43)	$(43)
Total	$–	$(43)	$(43)

Fair values were determined for each individual security in the investment portfolio. The Company’s marketable securities are considered to be available-for-sale investments as defined under FASB ASC 320, Investments - Debt and Equity Securities. An allowance for credit loss was not recorded for the marketable securities as of December 31, 2025 and December 31, 2024. Refer to Note 5 for additional details.

Financial and nonfinancial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs and include the Company’s intangible assets and film and television costs.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The adoption of this ASU in the year ended December 31, 2024, resulted in updated disclosures within our consolidated financial statements, but did not impact the consolidated financial statements. Refer to Note 18 for additional details.

New Accounting Standards Issued but Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

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

During the years ended December 31, 2025 and December 31, 2024, SLU generated a net loss of $0.3 million and $0.4 million, respectively. There were no contributions or distributions during the years ended December 31, 2025 and 2024, and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Investment in Equity Interest

When the Company does not have a controlling financial interest in an entity but has the ability to exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method or, if elected, at fair value pursuant to the fair value option under U.S. GAAP. Significant influence is generally presumed to exist when the Company owns 20% to 50% of the common stock or in-substance common stock of the investee. At the time of the initial investment in 2021, it was determined that the Company had significant influence over the entity. Therefore, under the equity method of accounting, the Company elected to account for the investment at fair value under the fair value option. Under the fair value option, the investment is remeasured and recorded at fair value each reporting period, with the change recorded through earnings.

On July 14, 2025, the Company sold 1,500,000 YFE shares to a single foreign investor for total proceeds of €750,000 ($0.8 million) as part of its ongoing strategy to optimize its portfolio of assets. Subsequently, the Company’s ownership in YFE decreased from 44.8% to 35.0%. Before the transaction, the Company owned 6,857,132 shares of YFE.

On September 25, 2025, the Company executed a share exchange agreement with F&M Film und Medien Beteiligungs GmbH (“F&M”), pursuant to which the Company agreed to transfer 348,127 shares of YFE previously held by the Company, to F&M, in exchange for 348,127 shares of the Company’s common stock previously held by F&M, on a one-for-one basis. Subsequently, the Company’s ownership in YFE decreased from 35.0% to 32.7% as of transaction date. Management concluded that the Company continues to exercise significant influence over the investee and, therefore, continues to account for the investment at fair value under the fair value option. As of December 31, 2025, the Company owned 5,009,005 shares of YFE.

As of December 31, 2025, the fair value of the investment was determined to be $5.5 million recorded within noncurrent assets on the Company’s consolidated balance sheet. As of December 31, 2024, the fair value of the investment was determined to be $16.4 million recorded within noncurrent assets on the Company’s consolidated balance sheet. The fair value as of December 31, 2025 decreased by net $10.9 million, as compared to December 31, 2024. The net decrease is comprised of the net impact of a decrease in YFE’s stock price, the share sale and exchange transactions completed in the quarter, and the effect of foreign currency remeasurement from EURO to USD. The total change in fair value is recorded within Other Income (Expense), net on the Company’s consolidated statements of operations.

As of December 31, 2025 and December 31, 2024, the Company’s ownership in YFE was 32.5% and 44.8%, respectively.

Note 5: Marketable Securities

The Company classifies and accounts for its marketable debt securities as AFS and the securities are stated at fair value in accordance with ASC 326, Financial Instruments - Credit Losses.

The investments in marketable securities had an adjusted cost basis of $4 million and a market value of $4 million as of December 31, 2025. The balances consisted of the following securities (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasury	$3,953	$25	$3,978
Total	$3,953	$25	$3,978

The investments in marketable securities as of December 31, 2024 had an amortized cost basis of $2.1 million and a market value of $2.0 million. The balances consisted of the following securities (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Corporate Bonds	$559	$(22)	$537
U.S. Agency and Government Sponsored Securities	1,155	(48)	1,107
U.S. States and Municipalities	402	(17)	385
Total	$2,116	$(87)	$2,029

The Company holds two AFS securities, all of which were in an unrealized gain position and none had been in an unrealized loss position for a period longer than 12 months as of December 31, 2025. The AFS securities held by the Company as of December 31, 2024 had been in an unrealized loss position for a period greater than 12 months. The Company reported the net unrealized losses in accumulated other comprehensive loss, a component of stockholders’ equity. As of December 31, 2025 and December 31, 2024, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

Realized losses of $36,674 and $0.6 million were recognized in earnings during the years ended December 31, 2025 and December 31, 2024, respectively, primarily due to selling securities prior to maturity to prevent further market condition losses on the securities.

The contractual maturities of the Company’s marketable investments as of December 31, 2025 were as follows (in thousands):

Fair Value
Due within 1 year	$3,978
Total	$3,978

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of December 31,
	2025	2024
Furniture and Equipment	$98	$117
Computer Equipment	827	817
Leasehold Improvements	2,230	2,200
Software	316	250
Property and Equipment, Gross	3,471	3,384

Less Accumulated Depreciation	(1,626)	(1,078)
Foreign Currency Translation Adjustment	(210)	(253)
Property and Equipment, net	$1,635	$2,053

The Company identified a disclosure error in the presentation of the Note 6 Property and Equipment, net reported in its Annual Report on Form 10-K for the year ended December 31, 2024. While the balance sheet correctly reflected the net book value of property and equipment, the footnote disclosure overstated by $0.7 million both the gross asset cost and accumulated depreciation as of December 31, 2024. The disclosure error did not impact the total net carrying amount of property and equipment or the consolidated financial statements as a whole. The comparative balances as of December 31, 2024 have been revised to reflect the correct gross cost and accumulated depreciation amounts.

During the years ended December 31, 2025 and December 31, 2024, the Company recorded depreciation expense of $0.6 million and $0.3 million, respectively.

During the years ended December 31, 2025 and December 31, 2024, the Company did not incur any impairment charges or write-downs.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Operating Lease
Office Lease Assets	$9,331	$9,437
Accumulated Amortization	(3,601)	(2,740)

Finance Lease
Equipment Lease Assets	4,570	4,214
Accumulated Amortization	(3,975)	(3,643)

Right-of-Use Assets, Gross	6,325	7,268

Foreign Currency Translation Adjustment	(899)	(1,143)
Leased Right-of-Use Assets, net	$5,426	$6,125

Refer to Note 19 for details on the Company’s lease commitments.

As of December 31, 2025, the weighted-average lease term for the Company’s operating leases was 64 months and the weighted-average discount rate was 11.3%. As of December 31, 2024, the weighted-average lease term for operating leases was 73 months and the weighted-average discount rate was 11.1%.

Effective April 1, 2025, the Company executed a lease reassignment agreement with the landlord for its Toronto office, resulting in the reassignment of one of its suites to a new tenant. The Company continues to lease and occupy the remaining space under the original terms of the lease agreement. The reassignment reduced the Company’s leased space from 570 square feet to 74 square feet, and reduced the associated rent obligations, but did not change any other conditions of the lease. The modification was accounted for as a partial termination of the lease under ASC 842. Accordingly, the Company remeasured the lease liability as of the effective date of the modification using the discount rate based on the remaining lease term and payments. Based on the modified lease payment terms, the discount rate was determined to be 8.96%, and the remeasured lease liability was $16,042. This represented a reduction of $0.1 million compared to the pre-modification lease liability. The Company adjusted the right-of-use asset based on the proportion of the reduction in the remeasured lease liability, resulting in a reduction of $0.1 million. The Company recognized a gain on lease modification of $4,253 in the condensed consolidated statements of operations. The remaining lease costs of $16,770 is recognized on a straight-line basis over the remaining lease term.

Operating lease costs during the years ended December 31, 2025 and December 31, 2024 were $1.5 million and $1.6 million, respectively, recorded within General and Administrative Expenses on the Company’s consolidated statements of operations.

During the year ended December 31, 2025, the Company recorded finance lease costs of $0.4 million, comprised of ROU amortization of $0.3 million and $21,612 of interest accretion. During the year ended December 31, 2024, the Company recorded finance lease costs of $1.7 million comprised of ROU amortization of $1.6 million and $0.1 million of interest accretion. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of December 31, 2025 and December 31, 2024 (in thousands):

Film and Television Costs, net as of December 31, 2023	$1,295
Additions to Film and Television Costs	1,653
Disposals	(75)
Film Amortization Expense	(231)
Foreign Currency Translation Adjustment	(21)
Film and Television Costs, net as of December 31, 2024	2,621
Additions to Film and Television Costs	3,259
Disposals	(88)
Film Amortization Expense and Impairment Losses	(932)
Foreign Currency Translation Adjustment	18
Film and Television Costs, net as of December 31, 2025	$4,878

During the year ended December 31, 2025, the Company recorded amortization expense of $0.9 million, which included impairment charges of $28,239. During the year ended December 31, 2024, the Company recorded amortization expense of $0.2 million and did not record any impairment charges.

For the years ended December 31, 2025 and December 31, 2024, the Company recorded film and television cost write-downs of $0.1 million and $0.1 million, respectively. These write-downs were recognized following executive management review of inactive projects that were not advancing to the production stage, primarily due to limited interest from potential partners and the broader economic environment affecting the entertainment industry.

Note 9: Intangible Assets, net

Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

Intangible Assets, net

	Weighted Average Remaining Amortization	As of December 31,
	Period	2025	2024
Customer Relationships	4.5	$17,325	$17,325
Digital Networks	12.3	803	803
Trade Names	65.4	9,198	9,970
Intangible Assets, gross		27,326	28,098

Less Accumulated Amortization		(7,833)	(5,822)
Foreign Currency Translation Adjustment		(1,889)	(2,554)
Intangible Assets, net		$17,604	$19,722

During the years ended December 31, 2025 and December 31, 2024, the Company recorded intangible asset amortization expense of $2.0 million and $2.0 million, respectively.

Pursuant to ASC 350-30, General Intangibles Other than Goodwill, the Company evaluates its intangible assets periodically to determine whether events or changes in circumstances indicate that their carrying values may not be recoverable. During the year ended December 31, 2025, changes in the Company’s financial projections triggered a reassessment of both its definite- and indefinite-lived intangible assets for potential impairment. Based on this analysis, the Company recorded an impairment charge of $0.8 million, recognized as Impairment of Intangible Assets within Operating Expenses in the consolidated statement of operations. The impairment related to the Frederator and Wow Tradenames, which are indefinite-lived intangible assets, due to a reduction in the estimated present value of their expected future cash flows. No impairment charges were recognized in the prior year ended December 31, 2024.

Expected future amortization of intangible assets subject to amortization as of December 31, 2025 is as follows (in thousands):

Fiscal Year:
2026	$2,039
2027	2,039
2028	2,039
2029	2,039
2030	669
Thereafter	4,054
Total	$12,879

As of December 31, 2025, $4.7 million of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of December 31, 2025 and December 31, 2024, the Company had deferred revenue of $7.8 million and $9.4 million, respectively. The decrease in deferred revenue is primarily related to production on various shows advancing to later stages of execution of the projects as of December 31, 2025, compared to the progress as of December 31, 2024. Wow's deferred revenue balance relates to cash received from customers for productions in progress. For fixed-fee production contracts, revenue is generally recognized upon completion and delivery of the production or upon achievement of specified contractual delivery milestones during the production process, depending on the terms of the underlying agreement. As production progresses and the Company satisfies its performance obligations, the related deferred revenue is recognized as revenue. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of December 31, 2025, the Company had no outstanding margin loan balance. As of December 31, 2024, the Company’s margin loan balance was $0.9 million. During the year ended December 31, 2025, the Company borrowed an additional $5.9 million from its investment margin account and repaid $6.8 million, primarily with cash received from sales and maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.20% and 0.46%, respectively, on average margin loan balances of $0.2 million and $1.0 million as of December 31, 2025 and December 31, 2024, respectively.

During the years ended December 31, 2025 and December 31, 2024, the Company incurred interest expense on the margin loan of $8,392 and $0.1 million, respectively. The investment margin account borrowings do not mature but are collateralized by the marketable securities held by the same custodian and the custodian can issue a margin call at any time, effecting a payable on demand loan. Due to the call option, the margin loan is recorded as a current liability on the Company’s consolidated balance sheets.

Note 12: Bank Indebtedness and Production Facilities

The Company had the following credit facilities during the fiscal years ended December 31, 2025 and December 31, 2024:

Production Facilities, net

The production facilities are used for financing specific productions. The Company’s production facilities bear interest at rates ranging from bank prime plus 1.00% - 1.25% per annum. The production facilities are generally repayable on demand. Any borrowings under the production facilities are collateralized by a security interest in substantially all of the relevant production company’s tangible and intangible assets, including a combination of federal and provincial tax credits, other government incentives, production service agreements and license agreements as well as those of certain of the Company’s subsidiaries and related entities acting as guarantors of the production facilities.

As of December 31, 2025 and December 31, 2024, the Company had an outstanding net balance of $11.8 million (CAD $16.2 million), including $1.1 million (CAD $1.5 million) of interest and $9.2 million (CAD $13.3 million), including $0.8 million (CAD $1.2 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s consolidated balance sheets.

As of December 31, 2025 and December 31, 2024, Production Facilities, net included unamortized debt issuance costs related to the issuance of production facilities of $0.1 million, which were presented as a direct reduction of the carrying amount of the Production Facilities.

Equipment Lease Facility

In the fourth quarter of 2022, the Company entered into an equipment lease agreement with a Canadian bank. This equipment lease facility allows the Company to finance equipment purchases of up to $1.0 million (CAD $1.4 million) in total. Each transaction under the equipment lease facility has specific financing terms in respect of the leased equipment such as term, finance amount, rate, and payment terms.

As of December 31, 2025, the Company has one lease remaining under this facility with finance rates of 8.20%, and a remaining lease term of 8 months.

As of December 31, 2025 and December 31, 2024, the outstanding balances, net of repayments, of $0.1 million (CAD $0.1 million) and $0.3 million (CAD $0.4 million), respectively, were included within current and noncurrent Finance Lease Liabilities, net on the Company’s consolidated balance sheets.

Revolving Demand Facility

On December 19, 2024, the Company fully repaid its outstanding revolving demand facility balance and its revolving demand facility with the lender was terminated. The final payment to close out the revolving demand facility was $0.6 million (CAD $0.8 million).

Equipment Lease Line

Under the equipment lease line, the Company could borrow up to $2.9 million (CAD $4.0 million) in total for equipment leases. In the first quarter of 2024, the equipment lease line was terminated, however, the Company continued to make the regular principal and interest payments under the specific financing terms of the existing equipment lease agreements. On November 29, 2024, the Company made equipment lease line repayments of $0.6 million (CAD $0.8 million) in total to extinguish the remaining equipment lease line obligations.

Note 13: Stockholders’ Equity

Common Stock

As of December 31, 2025 and December 31, 2024, the total number of authorized shares of common stock was 190,000,000.

As of December 31, 2025 and December 31, 2024, there were 54,857,000 and 46,209,081 shares of common stock outstanding, respectively.

During the years ended December 31, 2025 and December 31, 2024, the Company issued 340,340 and 362,568 shares of common stock as compensation for services, respectively.

During the years ended December 31, 2025 and December 31, 2024, the Company issued 327,459 and 166,033 shares of common stock in connection with vested RSUs, net of shares withheld for tax obligations, respectively.

On March 5, 2025, the Company issued 1,462,000 shares of common stock to an investor upon the exercise of outstanding pre-funded warrants. The pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $1,462. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

On August 27, 2025, the Company entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act with CCI to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, CCI makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. The transaction was carried out in stages and as of December 31, 2025, the Company had completed the arrangement, settling a total of $1.8 million, and issuing an aggregate of 3,148,535 shares of common stock. The Company recognized a loss of $0.7 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s consolidated statements of operations.

On November 18, 2025, the Company entered into a new agreement to settle an additional $1.0 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 1,695,072 shares of common stock. The terms were consistent with the original arrangement. During the three months ended December 31, 2025, the Company settled $0.4 million of accounts payable and issued 717,712 shares of common stock to CCI. The Company recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s consolidated statements of operations.

On October 22, 2025, pursuant to the terms of the October 2025 Purchase Agreement, the Company closed the registered direct offering of the 3,000,000 October 2025 Shares and the October 2025 Pre-Funded Warrants to purchase up to 6,903,049 shares of common stock to the October 2025 Investor. In the Concurrent Private Placement, pursuant to the October 2025 Purchase Agreement, the Company also sold to the October 2025 Investor unregistered October 2025 Common Warrants to purchase up to 9,903,049 shares of common stock, with an exercise price of $0.738 per share. Each October 2025 Share and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.738, and each October 2025 Pre-Funded Warrant and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. In connection with the October Offerings, the Company paid to the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the sale of the securities sold in this offering, plus $75,000 as a reimbursement of certain out-of-pocket expenses. The placement agent is also entitled to receive 7% of the gross proceeds received from the exercise of any of the October 2025 Common Warrants, if any. In addition, the Company issued Placement Agent Warrants to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share, including 9,944,000 shares of undesignated preferred stock, 6,000 shares designated as 0% Series A Convertible Preferred Stock and 50,000 shares as Series C Preferred Stock. The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by the Company’s stockholders, to issue from time-to-time shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

As of December 31, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of December 31, 2025 and December 31, 2024, there were 0 of Series B Preferred Stock outstanding. As of December 31, 2025 and December 31, 2024, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

During the years ended December 31, 2025 and December 31, 2024, 1,026 and 524 shares of common stock with a cost of $765 and $504, respectively, were withheld to cover taxes owed by certain employees, all of which were included as treasury stock outstanding and recorded at cost within Treasury Stock on the consolidated balance sheets.

On September 25, 2025, the Company executed a share exchange agreement with F&M Film und Medien Beteiligungs GmbH (“F&M”), pursuant to which the Company agreed to transfer 348,127 shares of YFE previously held by the Company, to F&M, in exchange for 348,127 shares of the Company’s common stock previously held by F&M, on a one-for-one basis. The shares received from F&M were returned to the Company’s treasury and recorded at their cost of approximately $0.3 million within Treasury Stock on the consolidated balance sheet.

Note 14: Stock Options

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. Subsequently, on May 14, 2025, the Company’s stockholders approved a further amendment and restatement of the 2020 Plan, providing for an additional increase of 5,000,000 shares of common stock authorized for issuance under the 2020 Plan. As of December 31, 2025, the number of shares remaining available for issuance was 8,481,135, out of a maximum of 13,216,767 shares available under the 2020 Plan.

During the year ended December 31, 2025, the Company granted options to purchase 100,000 shares of common stock to a consultant, with weighted-average grant-date fair market value of $39,260. The options vested immediately upon grant and related expense was capitalized to production costs related to the project. During the year ended December 31, 2024, the Company granted options to purchase 35,000 shares of common stock with a weighted-average grant-date fair market value of $24,210.

The fair value of the options granted during the years ended December 31, 2025 and December 31, 2024 were calculated using the BSM option pricing model based on the following assumptions:

	Year Ended December 31,
	2025	2024
Exercise Price	$0.82	$0.95
Dividend Yield	–%	–%
Volatility	68.9%	92.1%
Risk-free interest rate	3.6%	4.3%
Expected life of options	3.0 years	5.0 years

The following table summarizes the stock option activity during the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Outstanding at December 31, 2023	1,183,908	5.56	$14.96
Granted	35,000	4.47	0.95
Exercised	–	–	–
Forfeited/Cancelled	(260,968)	–	–
Expired	(5,800)	–	–
Outstanding at December 31, 2024	952,140	4.79	12.72
Granted	100,000	2.72	0.82
Exercised	–	–	–
Forfeited/Cancelled	(38,730)	–	–
Expired	(44,280)	–	–
Outstanding at December 31, 2025	969,130	3.96	$11.58

Vested and exercisable December 31, 2025	969,130	3.96	$11.58

During the years ended December 31, 2025 and December 31, 2024, the Company recognized $24,699 and $0.2 million, respectively, in share-based compensation expense related to stock options included in General and Administrative Expense on the Company’s consolidated statements of operations. As of December 31, 2025, there was no unrecognized stock-based compensation expense related to stock options, as all outstanding stock options were fully vested. The outstanding stock options as of December 31, 2025 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

RSUs are granted under the Company’s 2020 Plan. During the year ended December 31, 2025, the Company granted 575,305 fully vested RSUs to the Company’s board members and consultants, with a fair value of $0.4 million. During the year ended December 31, 2025, the Company granted 750,000 RSUs to an executive employee with an aggregate grant-date fair value of approximately $0.5 million. These RSUs vest ratably over three years from the grant date, subject to continued employment.

An aggregate of 588,864 shares of common stock were issued during the year ended December 31, 2025 as a result of RSUs that vested during the current and prior periods.

The following table summarizes the Company’s RSU activity during the years ended December 31, 2025 and 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2023	982,625	$13.42
Granted	372,745	1.00
Vested	(484,953)	3.68
Forfeited/Cancelled	–	–
Unvested at December 31, 2024	870,417	13.53
Granted	1,325,305	0.67
Vested	(588,639)	0.74
Forfeited/Cancelled	(1,666)	–
Unvested at December 31, 2025	1,605,417	$7.62

During the year ended December 31, 2025, upon termination of certain employees, the Company accelerated the vesting of any unvested RSUs held by such employees pursuant to their employment agreements. This resulted in 1,667 RSUs becoming immediately vested and 1,045 shares issued, net of withheld taxes on the separation date. The Company recognized expense of $1,137 related to the accelerated vesting of RSUs during the year ended December 31, 2025.

During the years ended December 31, 2025 and December 31, 2024, the Company recognized $0.3 million and $0.5 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expense on the Company’s consolidated statements of operations. The unvested share-based compensation as of December 31, 2025 was $0.4 million which will be recognized through the fourth quarter of 2028 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the year ended December 31, 2025 was $0.4 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the years ended December 31, 2025 and December 31, 2024:

	Warrants Outstanding Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	6,852,952	4.16	$8.19
Granted	21,067,103	0.39	0.48
Exercised	(2,157,736)	–	0.001
Expired	(27,567)	–	–
Forfeitures	–	–	–
Balance at December 31, 2024	25,734,752	1.16	2.19
Granted	17,499,311	3.21	0.45
Exercised	(1,462,000)	–	0.001
Expired	(149,559)	–	–
Forfeitures	–	–	–
Balance at December 31, 2025	41,622,504	2.86	$1.52

Exercisable December 31, 2025	41,622,504	2.86	$1.52

The outstanding warrant balance as of December 31, 2024, as previously erroneously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, included 100,000 warrants that had been exercised in April 2024. This exercised amount was identified in the Q1 2025 review and the prior period balance has been corrected accordingly. The correction was not material to the financial statements, did not result in any adjusting entry, and had no impact on the Company’s results of operations or financial position.

On March 5, 2025, 1,462,000 pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $1,462. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

On March 13, 2025, 89,286 derivative warrants classified as a liability as issued with convertible notes in 2020 to purchase shares of the Company’s common stock expired and were no longer outstanding as of December 31, 2025. In addition, 60,273 warrants previously classified as equity expired during the year ended December 31, 2025.

On May 14, 2025, the Company’s shareholders approved the exercise of the Series A warrants and Series B warrants under all settlement scenarios, thereby satisfying the conditions for equity classification. These warrants were issued in connection with the Company’s December 2024 offering, presented in a later section of this Note. Based on this approval, the Company reevaluated the classification of the warrants under ASC 815-40 and determined that equity classification is appropriate. The warrants were remeasured to fair value immediately before the reclassification. As of May 13, 2025, the warrants were revalued at approximately $5.7 million, resulting in a recognition of a $0.7 million decrease in the liability. The change in value was recorded as a Gain on Revaluation of Warrants within Other Income (Expense), net on the consolidated statements of operations and within the Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities on the consolidated statements of cash flows. Subsequently, the total liability of approximately $5.7 million was reclassified to additional paid-in capital.

The fair value of the outstanding Series A derivative warrants, prior to their reclassification to equity, was determined by using the BSM based on the following assumptions as of May 13, 2025:

May 13, 2025
Market Price	$0.65
Exercise Price	0.57
Dividend Yield	–%
Volatility	86.3%
Risk-free Interest Rate	4.1%
Expected Life of Warrants	5.00

The fair value of the outstanding Series A derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	0.57
Dividend Yield	–%
Volatility	101.6%
Risk-free Interest Rate	4.0%
Expected Life of Warrants	5.00

The fair value of the outstanding Series B derivative warrants, prior to their reclassification to equity, was determined by using the BSM option pricing model based on the following assumptions as of May 13, 2025:

May 13, 2025
Market Price	$0.65
Exercise Price	0.57
Dividend Yield	–%
Volatility	68.9%
Risk-free Interest Rate	4.1%
Expected Life of Warrants	1.50

The fair value of the outstanding Series B derivative warrants was determined by using the BSM option pricing model based on the following assumptions as of December 31, 2024:

December 31, 2024
Market Price	$0.59
Exercise Price	0.57
Dividend Yield	–%
Volatility	82.5%
Risk-free Interest Rate	4.0%
Expected Life of Warrants	1.50

As of December 31, 2025, the 7,894,736 Series A warrants and 7,894,736 Series B warrants remain outstanding as equity-classified instruments.

October 2025 Offerings

On October 22, 2025, pursuant to the terms of the October 2025 Purchase Agreement, the Company closed the registered direct offering of the 3,000,000 October 2025 Shares and the October 2025 Pre-Funded Warrants to purchase up to 6,903,049 shares of common stock to the October 2025 Investor. In the Concurrent Private Placement, pursuant to the October 2025 Purchase Agreement, the Company also sold to the October 2025 Investor unregistered October 2025 Common Warrants to purchase up to 9,903,049 shares of common stock, with an exercise price of $0.738 per share. Each October 2025 Share and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.738, and each October 2025 Pre-Funded Warrant and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. In connection with the October Offerings, the Company paid to the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the sale of the securities sold in this offering, plus $75,000 as a reimbursement of certain out-of-pocket expenses. The placement agent is also entitled to receive 7% of the gross proceeds received from the exercise of any of the October 2025 Common Warrants, if any. In addition, the Company issued Placement Agent Warrants to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share.

April 2024 Offering

On April 23, 2024 the Company issued pre-funded warrants to purchase up to 100,000 shares of Common Stock to an institutional investor at price of $0.99 per pre-funded warrant, which were exercised immediately. Additionally, in connection with the April 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by the Company in June 2023, was reduced from $2.50 per share to $1.00 per share pursuant to anti-dilution provisions contained in such warrants. The reduction in exercise price reduced the Weighted-Average Exercise Price per Share from $8.19 before the reprice to $7.14 after the reprice.

December 2024 Offering

On December 18, 2024, the Company closed an offering (the “December 2024 Offering”) for aggregate gross proceeds of approximately $4,496,480 from one institutional investor and issued to such investor 4,375,000 shares of common stock, pre-funded warrants to purchase up to 3,519,736 shares of common stock, Series A common stock purchase warrants to purchase up to 7,894,736 shares of common stock, and Series B common stock purchase warrants to purchase up to 7,894,736 shares of common stock. Each share of common stock and each pre-funded warrant was issued together with one Series A warrant and one Series B warrant as part of an integrated offering. The combined purchase price per share of common stock, together with the accompanying Series A and Series B warrants, was $0.57, while the combined purchase price per pre-funded warrant, together with the accompanying Series A and Series B warrants, was $0.569. The Company incurred a placement agent fee of approximately $389,754 and issued warrants to purchase 1,657,895 shares of common stock to the placement agent with an exercise price of $0.71 per share. Following an analysis under applicable accounting guidance, the Company determined that the pre-funded warrants and placement agent warrants met the criteria for equity classification, while the Series A and Series B warrants required classification as liabilities due to settlement provisions requiring shareholder approval. The Series A and Series B warrants were initially measured at fair value and remeasured at each reporting period, with changes in fair value recorded in earnings. Additionally, in connection with the December 2024 Offering, the exercise price of certain warrants to purchase 4,784,909 shares of common stock, previously issued by the Company in June 2023, was reduced from $1.00 per share to $0.57 per share pursuant to anti-dilution provisions contained in such warrants. The reduction in exercise price reduced the Weighted-Average Exercise Price per Share from $7.14 before the reprice to $6.85 after the reprice.

On December 26, 2024, 2,057,736 of the pre-funded warrants were exercised at a price of $0.001 per share, which represented par value, resulting in total proceeds of $2,058. The issuance was completed in accordance with the terms of the warrant agreements, and the shares issued are fully paid and non-assessable.

Note 17: Supplemental Financial Statement Information

Other Income (Expense), net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Interest Expense (a)	$(656)	$(779)

Gain (Loss) on Revaluation of Warrants (b)	(232)	63
Loss on Revaluation of Equity Investment in YFE (c)	(9,830)	(1,627)
Loss on Partial Disposal of Equity Investment and Share Exchange (d)	(1,755)	–
Loss on Transaction (e)	–	(985)
Realized Loss on Marketable Securities Investments (f)	(37)	(611)
Gain (Loss) on Foreign Exchange (g)	2,313	(2,138)
Loss on Debt Settlement (h)	(1,753)	–
Interest Income (i)	76	168
Finance Lease Interest Expense (j)	(22)	(87)
Gain on Lease Modification (k)	4	–
Other (l)	(25)	2,008
Other Expense, net	$(11,261)	$(3,209)

(a)	Interest expense during the year ended December 31, 2025 primarily consisted of $0.1 million of interest incurred on the factoring liability and $0.5 million of interest incurred on production facilities. Interest expense during the year ended December 31, 2024 primarily consisted of $0.1 million of interest incurred on the margin loan and $0.7 million of interest incurred on production facilities and bank indebtedness.
(b)	The loss on revaluation of warrants during the year ended December 31, 2025 consists of a $0.7 million loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants issued in December 2024. These warrants were classified as a liability in the quarter ended March 31, 2025 and a change in their fair value resulted in a recorded gain due to a decrease of the expiration period. In the quarter ended June 2025, these warrants were reclassified to equity. During the year ended December 31, 2024, the recorded gain on revaluation of warrants was related to the remeasurement of 89,286 outstanding warrants classified as liability, which expired in March 2025.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $9.8 million and $1.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	The $1.8 million loss consists of a $1.5 million loss recognized on the disposal of 1,500,000 shares of YFE completed on July 14, 2025, and a $0.3 million loss recognized in connection with the share exchange executed on September 25, 2025.
(e)	The Company allocated the total December 2024 offering transaction proceeds among the instruments issued, recognizing the Series A and Series B warrants as a liability at their full fair value. As a result of this allocation, the Company recorded a non-cash loss of $1.0 million.
(f)	The realized loss on marketable securities investments of $36,674 recorded in the year ended December 31, 2025, reflects the loss on the sale of marketable securities prior to maturity date. The realized loss on marketable securities investments of $0.6 million recorded in the year ended December 31, 2024, reflected the loss that was not recovered from the investments due to selling securities and issuers’ prepayments of principals on certain mortgage-backed securities.
(g)	The gain on foreign exchange during the year ended December 31, 2025 primarily related to the remeasurement of the YFE investment, resulting in a gain of $1.8 million, due to the depreciation of the U.S. dollar against the Euro relative to prior periods. The remaining balance of $0.5 million represents the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary that remained outstanding as of the consolidated balance sheet date. The loss on Foreign Exchange during the year ended December 31, 2024 primarily related to the revaluation of the YFE investment, resulting in a loss of $1.0 million due to the Euro depreciating against the U.S. dollar as compared to prior period and a loss of $1.1 million due to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary.
(h)	The loss on debt settlement recorded during the year ended December 31, 2025 includes a loss of $0.9 million related to the loan settlement agreement with YFE finalized in April 2025 and a loss of $0.8 million arising from the Section 3(a)(10) transaction completed during the year.

(i)	Interest income during the year ended December 31, 2025 primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to an Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the shareholder loan (see Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). Each of these sources was individually immaterial. Interest income during the year ended December 31, 2024 primarily consisted of interest income of $0.1 million, net of premium amortization expense, recorded for the investments in marketable securities, and $0.1 million related to the shareholder loan.
(j)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(k)	On April 1, 2025, Beacon executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the year ended December 31, 2025.
(l)	During the year ended December 31, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to ERTC claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Recent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included approximately $0.1 million of other income, primarily consisting of late fees from select clients on payment plans and credit card rewards. The difference between these amounts is reflected in the net balance presented in thousands. During the year ended December 31, 2024, we recorded $1.2 million in other income related to the ERTC receivable, $0.6 million late fees contract interest income, $0.1 million domain sale income, and $0.1 million income related to credit card rewards and other rebates.

Note 18: Income Taxes

For financial reporting purposes, Loss Before Income Tax Benefit (Expense) includes the following components (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(19,217)	$(14,812)
Foreign	(5,616)	(6,172)
Loss Before Income Tax Benefit	$(24,833)	$(20,984)

The significant components of Income Tax Benefit (Expense) are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$–	$–
State	–	(12)
Foreign	–	62
	–	50
Deferred:
Federal	21	(7)
State	46	–
Foreign	68	–
	135	(7)

Income Tax Benefit	$135	$43

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred Tax Liability, net consists of the following components (in thousands):

	As of December 31,
	2025	2024
Deferred Tax Assets:
Net Operating Loss Carryover	$47,937	$52,747
Capital Loss Carryover	2,127	–
Lease Liability	1,564	1,811
Stock Compensation	523	765
Investments	3,774	–
Marketable Securities	1,647	24
Other	1,598	3,300
Total Gross Deferred Tax Assets	55,396	58,647
Less: Valuation Allowance	(51,547)	(54,046)
Deferred Tax Assets, net	3,849	4,601
Deferred Tax Liabilities:
Right-of-Use Assets	(1,449)	(1,663)
Intangible Assets	(3,618)	(4,239)
Other	(7)	–
Total Gross Deferred Tax Liabilities	(5,074)	(5,902)
Deferred Tax Liability, net	$(1,225)	$(1,301)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate to pretax income from continuing operations due to the following (in thousands):

	Year Ended December 31, 2025
	Dollars	Percentages
U.S. Federal Statutory Tax Rate	$(5,215)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(46)	0.2%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and U.S.	(186)	0.7%
Changes in valuation allowances	607	(2.4)%
Other	197	(0.8)%
Provincial tax	494	(2.0)%
Changes in Valuation Allowances	(1,402)	5.6%
Nontaxable or Nondeductible Items
Other	600	(2.4)%
Other Adjustments
Intercompany Transactions	4,071	(16.4)%
Adjustments to Deferred Items	754	(3.0)%
Other	(9)	0.0%

Effective Tax Rate	$(135)	0.5%

(1)	State taxes in California and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024, prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company’s (provision) benefit for income taxes to differ from amounts computed by applying the U.S. federal statutory rate:

Year Ended December 31, 2024
Income Tax Benefit Computed at the Statutory Federal Rate	$4,406
State Income Taxes, Net of Federal Tax Effect	716
Stock Compensation	(895)
Goodwill Impairment	–
Warrants	(207)
Other	(165)
Non-U.S. operations	368
Valuation Allowance	(4,180)
Income Tax Benefit	$43

On July 4, 2025, the President signed H.R. 1 the One Big Beautiful Bill Act into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were reflected in the income tax provision for the period ended December 31, 2025, as enactment occurred before the balance sheet date. The Company determined, there was no material impact to our income tax expense or effective tax rate, due to the full valuation allowance against the net deferred tax asset.

At December 31, 2025, the Company had Federal, state, and foreign net operating loss carry forwards of approximately $118.4 million, $114.2 million, and $56.1 million, respectively, that may be offset against future taxable income, and will begin to expire in 2026 (Federal) and in 2028 (state and Canada), if not utilized. No tax benefit related specifically to operating loss has been reported in the December 31, 2025 financial statements since the potential tax benefit from net operating loss carryforward is offset by a valuation allowance of the same amount. At December 31, 2025, the Company had gross realized capital loss carryforwards of $8.7 million, which expire beginning in 2027 if not utilized. A full valuation allowance has been recorded against this amount.

For the years ended December 31, 2025 and 2024, the Company reflects a deferred tax liability in the amount of $1.2 million and $1.3 million, respectively, due to the future tax liability from assets with indefinite lives known as a “naked credit.” The future tax liability created by this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

The Company did not record foreign withholding taxes on undistributed earnings of its foreign subsidiaries based on its intention to permanently reinvest those earnings at December 31, 2025 or 2024, except for Frederator, wholly owned by WOW. During 2025, management reevaluated and determined that it will no longer assert permanent reinvestment with respect to Frederator. As of December 31, 2025, Frederator has a cumulative deficit in earnings and profits. Accordingly, the change in assertion does not expect to generate a deferred tax liability or applicable withholding taxes.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of California, Florida, Massachusetts, New Jersey, New York, as well as Canada. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward to make adjustments up to the amount of the net operating losses. The Company is currently subject to U.S. federal, state and local and foreign tax examinations by tax authorities. The Company is no longer subject to audits by U.S. federal, state, local or foreign authorities for years prior to 2021.

Kartoon Studios, Inc. and its wholly-owned U.S. subsidiaries are subject to U.S. income taxes and file a consolidated and separate tax returns in the U.S. The Beacon Communications Group, Ltd., Ameba Inc. and Wow Unlimited Media Inc. are subject to Canadian income taxes on a stand-alone basis and file separate tax returns in Canada.

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Operating Leases	$1,570	$1,402	$1,058	$1,096	$1,123	$1,123	$7,372
Finance Leases	169	116	29	–	–	–	314
Employment Contracts	3,331	2,887	1,712	444	–	–	8,374
Consulting Contracts	4,007	361	–	–	–	–	4,368
Production Facilities	11,819	–	–	–	–	–	11,819
	$20,896	$4,766	$2,799	$1,540	$1,123	$1,123	$32,247

Leases

On January 30, 2019, the Company entered into an operating lease for 5,838 square feet of general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210 pursuant to a 96-month lease that commenced on August 1, 2019. The Company pays rent of $0.5 million annually, subject to annual escalations of 3.5%.

On February 1, 2021, as part of the acquisition of Beacon, the Company assumed an operating lease that was entered into on May 19, 2019. Pursuant to a lease reassignment agreement executed on April 1, 2025, one floor of its office space in Toronto was relinquished to a new tenant, who assumed the lease obligation for that floor. The reassignment reduced Beacon’s leased space from 570 square feet to 74 square feet. The Company’s uses 74 square feet of general office space located at 245 Fairview Mall Drive, Suites 202 and 301, Toronto, Ontario M2J 4T1 pursuant to an 84-month lease which commenced on October 1, 2019. As of December 31, 2025, the remaining lease payments were $9,153.

On April 6, 2022, as part of the Wow acquisition, the Company assumed an operating lease for 45,119 square feet of general office space located at 2025 West Broadway, Suite 300, Vancouver, B.C., V6J 1Z6. As of December 31, 2025, the operating lease had a remaining lease term of 72 months and payments of $0.1 million per month, subject to escalations of 7% each of the third and fifth years. In addition, the Company also assumed a parking lease for 80 parking spaces which had a remaining lease term of 72 months as of December 31, 2025, and payments of $5,728 per month.

The present value discount of the minimum operating lease payments above was $1.8 million which when deducted from the cash commitments for the leases included in the table above, equates to the operating lease liabilities of $5.6 million recorded as of December 31, 2025 on the Company’s consolidated balance sheet.

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

Other Funding Commitments

The Company enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations for either (i) the use of third party IP, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements, or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of December 31, 2025, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, other than as described below.

Securities Litigation:

On February 4, 2025, the District Court issued an order granting in part and denying in part the renewed motion to dismiss and denying Plaintiffs’ motion for leave to file a sur-reply. The District Court dismissed all claims against Mr. Denton, and claims against the Company and Mr. Heyward based on all but one of the complained-of statements. However, the District Court determined that Plaintiffs had adequately pled a Section 10(b) claim based on March 2020 statements concerning the number of times that the Rainbow Rangers cartoon was airing on Nickelodeon. As to the other alleged misstatements that were dismissed, and as to any claims against Mr. Denton, the District Court granted Plaintiffs leave to amend their pleading another time. On March 3, 2025, Plaintiffs filed a Third Amended Complaint, seeking again to assert claims against the Company and Mr. Heyward related to the four alleged misstatements that survived the Ninth Circuit appeal; they did not replead any claims against Mr. Denton. On April 14, 2025, defendants filed a motion to dismiss the Third Amended Complaint. On August 5, 2025, the District Court issued a decision that granted in part and denied in part Defendants’ motion to dismiss Plaintiffs’ Third Amended Complaint. Two of the four alleged misstatements were dismissed with prejudice. Plaintiffs were granted leave to amend as to one of the alleged misstatements, and the Court denied the motion as to the fourth misstatement. Plaintiffs elected not to further amend their complaint, leaving only one alleged misstatement at issue in the case. This one alleged misstatement, which appeared in a press release issued March 17, 2020, and repeated in a shareholder letter issued March 20, 2020, stated that the Nickelodeon cable platform Nick, Jr., had increased its airing of the Company’s cartoon series Rainbow Rangers to 26 times a week. Plaintiffs claim this was false, and that the misstatement was issued with an intent to deceive investors. Defendants have denied and continue to deny any wrongdoing. Given that only a small portion of the Third Amended Complaint remains, and with no case schedule in place, Defendants filed a request with the Court to set a status conference pursuant to Federal Rule of Civil Procedure 16 to limit the scope of discovery, to phase discovery, and to modify the normal rule requiring an allegation-by-allegation response to the Third Amended Complaint. The Court granted the request and held the conference on January 12, 2026. At that time, the Court determined that Defendants did not need to file an Answer to the Third Amended Complaint for now, denied the request to phase discovery, and agreed that merits discovery should be limited to the narrow issues that remain in the case. The Court referred the specifics concerning the scope of discovery to Magistrate Judge Oliver. She has held an initial conference and ordered that the parties submit letter-briefs regarding outstanding disputes concerning the scope of discovery by March 20, 2026, with responses due by April 3, 2026. Once letter briefing is complete, the parties anticipate that the Magistrate will issue proposed orders setting bounds on the scope of discovery, which will then be considered by the Court. The Court is also expected to set a schedule for the case. In the meantime, defendants are engaged in document-collection efforts and fact-development work. The Company cannot predict the outcome of the securities class action.

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

As previously disclosed, the Company, its Chief Executive Officer Andy Heyward, and its former Chief Financial Officer Robert Denton were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Central District of California and styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Lead plaintiffs alleged generally that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 by issuing allegedly false or misleading statements about the Company, initially over an alleged class period running from March into early July 2020. Plaintiffs sought unspecified damages on behalf of the alleged class of persons who invested in the Company’s common stock during the alleged class period. Defendants moved to dismiss lead plaintiffs’ amended complaint, and in a decision issued on August 30, 2021, the Court dismissed the amended complaint but granted lead plaintiffs a further opportunity to plead a claim.

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

Section 16(b) Litigation:

As previously disclosed, the Company is also a nominal defendant in an action filed on January 11, 2022, in the U.S. District Court for the Southern District of New York and styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS. The action, which again purports to be brought on behalf and for the benefit of the Company, seeks the recovery under Section 16(b) of the Exchange Act of supposed short-swing profits allegedly realized by roughly a dozen persons and entities that participated as investors in certain of the Company’s private placements of securities in 2020. Plaintiff Augenbaum, who purports to be a Company stockholder, filed his lawsuit after issuing a demand to the Company’s Board of Directors asking that the Company sue the investor defendants. The Company rejected the demand in late December 2021, and Mr. Augenbaum sued a few weeks later, as Section 16(b) permits him to do. No Company officer or director is among the defendants. The defendant investors filed motions to dismiss the action. After full briefing, the court, by order entered March 30, 2023, granted the motion to dismiss with leave to amend. Plaintiff subsequently filed his First Amended Complaint on May 1, 2023. Defendants moved to dismiss again. After a full briefing and oral argument, the Court (with a new judge now sitting) denied the motion to dismiss by order entered on January 24, 2024. The parties then engaged in extensive fact discovery, which closed in October 2024. The parties proceeded with expert discovery. Following the completion of expert discovery in December 2024, Plaintiff and the various Defendants filed cross-motions for summary judgment in mid-January 2025. On September 30, 2025, the Court denied all cross-motions for summary judgment. The Court has set trial in the action for June 8, 2026, and has set various pretrial dates as well. As previously noted, Plaintiff seeks no relief from the Company; indeed, he seeks monetary relief for the Company.

The Company desires a resolution of the case. To that end, Company counsel attempted to engage the parties in settlement discussions after a mediation attempt in March 2025, which had excluded the Company, proved unsuccessful. While Defendants expressed interest in discussions, Plaintiffs declined. The Company thereafter submitted a request to the Court that the Court direct the parties to mediation, with a direction that the Company could participate fully in the mediation. That request was denied without prejudice. Since then, the Company’s Board of Directors has established a special committee to attempt to negotiate a settlement with the Defendants. The special committee has engaged counsel and is in discussions with the mediator who oversaw the March 2025 mediation session. To the extent a settlement proposal acceptable to the Company and Defendants can be reached, the parties plan to seek Plaintiffs’ approval of the settlement and, potentially, to seek Court intervention into the settlement process or settlement approval. The Company cannot predict the outcome of these settlement efforts, or of the case should the matter go to trial.

In connection with the Augenbaum lawsuit and as previously reported, six of the investor/investor-group Defendants (the “demanding defendants”) have made demands on the Company for indemnification pursuant to terms of an indemnity provision of the securities purchase agreements under which they invested in the Company.

Regarding these demands (and the potential for additional demands from other Defendants), the Company has rejected each of the demands on multiple grounds. Two of the demanding defendants, the Iroquois investors and the Empery investors, have filed lawsuits alleging breach of contract and seeking declaratory relief in the Supreme Court of New York, Commercial Division, seeking damages of more than $5 million, and more than $3.5 million, respectively, which the Iroquois plaintiffs and Empery investors say represent the defense expenses they have incurred in Augenbaum through the date of filing. The investor plaintiffs also seek a declaration that the Company is obliged to advance their defense expenses on an ongoing basis. These lawsuits are captioned Iroquois Master Fund Ltd., et al. v. Kartoon Studios, Inc., No. 650077/2026 and Empery Asset Master, Ltd., et al. v. Kartoon Studios, Inc., No. 650906/2026. After the Company removed the Iroquois lawsuit to federal district court in Manhattan and sought to have it related to Augenbaum and assigned to the same judge, the Iroquois investors voluntarily dismissed their lawsuit, noting an intention to join the Empery lawsuit in state court; as of this writing, the Iroquois investors have not done so. The Company also removed the Empery lawsuit to federal court, where it is styled Empery Asset Master Ltd. et al. v. Kartoon Studios, Inc., Case No. 1:26-cv-01872 (S.D.N.Y.). After receiving information bearing on diversity jurisdiction, the Company stipulated to remand the Empery action to state court; as of this writing, however, the federal court has not yet entered an order of remand. The Company cannot predict the outcome of the Iroquois or Empery lawsuits, or whether other demanding defendants will file similar actions.

Finally, as previously reported, the Company’s placement agent for the offerings at issue, Special Equities Group (“SEG”), has also demanded indemnification from the Company for its legal fees incurred in connection with the Augenbaum lawsuit. SEG has presented bills for legal expenses totaling several hundred thousand dollars, a figure that the Company views as excessive. The Company has reserved all rights. We are unable to predict the outcome of this dispute.

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

Note 20: Related Party Transactions

Pursuant to his initial employment agreement dated December 7, 2020, Andy Heyward, the Company’s CEO, was previously entitled to receive a quarterly bonus. Mr. Heyward was paid a quarterly bonus of $55,000 for each of the first three quarters during the year ended December 31, 2025 and each quarter during the year ended December 31, 2024.

On July 19, 2022, the Company entered into a Shareholder Loan Agreement with YFE in the amount of EURO 1.3 million, accruing interest at the fixed annualized rate of 5%, with successive interest periods of three months due on the last day of each calendar quarter. The principal plus interest were to be repaid to the Company by YFE no later than June 30, 2026. On April 27, 2025, the Company entered into a settlement agreement with YFE to resolve the outstanding obligations under the Shareholder Loan Agreement. Pursuant to the settlement agreement, the Company accepted a reduced repayment amount of $0.4 million, payable in two installments no later than June 2025, in full satisfaction of the loan balance. The settlement agreement became effective in April 2025 and the Company recorded an adjustment to the balance of the loan and recognized FX adjusted loss of approximately $0.9 million. As of December 31, 2025, all terms of the settlement agreement were fulfilled.

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly income was $595 during the years ended December 31, 2025 and December 31, 2024 and recorded within Other Income (Expense), net in the Company's consolidated statements of operations.

On February 27, 2023, Mr. Heyward’s prior employment agreement was amended to provide him a creative producer fee of $100,000 per quarter, for services rendered to Wow. Mr. Heyward was paid creative producer fees of $100,000 for each of the first three quarters during the year ended December 31, 2025 and each quarter during the year ended December 31, 2024.

During the quarter ended September 30, 2024, the Company entered into a consulting agreement with a related party for office space interior design services. The agreement was subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The monthly expense was $595 and $595, during the years ended December 31, 2025 and December 31, 2024, respectively, and was recorded within General and Administrative expenses in the Company's consolidated statements of operations.

On February 6, 2025, certain members of the Company’s executive management team, including the Chief Operating Officer, established a nonprofit organization The Stan Lee Foundation (the “Foundation”), which was granted tax-exempt status under Section 501(c)(3). The Foundation is not owned, governed, or controlled by the Company. The Company may reference the Foundation in connection with reputational or community engagement efforts. The Company provided limited administrative support totaling approximately $805 during the year ended December 31, 2025. This support was not part of an ongoing funding commitment and is not considered material to the Company’s consolidated financial statements. The Foundation is not consolidated in the Company’s financial statements.

On August 25, 2025, the Company entered into a new employment agreement with Mr. Heyward, the Company’s CEO, which replaced and superseded all prior employment agreements. The agreement revised certain compensation terms, including a new performance-based bonus structure contingent on market capitalization and net income thresholds as of December 31, 2025. The agreement further provides that Mr. Heyward will receive an award of 2,000,000 RSUs under the 2020 Plan and shall not be eligible to receive any other equity-based awards during the employment term. Subsequent to entering into the Heyward Employment Agreement, the Company and Mr. Heyward determined to revisit the terms of such equity grant. The Company and Mr. Heyward have not yet made a determination regarding the revised terms of such equity grant. Therefore, the RSUs issuable pursuant to his employment agreement were not issued to Mr. Heyward during the year ended December 31, 2025. No bonuses were earned or accrued under this arrangement as of December 31, 2025.

Pursuant to the terms of the agreement, Mr. Heyward is entitled to an executive producer fee of $12,500 per episode for each episode he provides services as an executive producer, up to maximum 52 episodes per calendar year. During the years ended December 31, 2025 and December 31, 2024, Mr. Heyward has not earned or was not paid any producer fees.

Note 21: Segment Reporting

ASC Topic 280, Segment Reporting establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among two operating and reportable segments, which were identified based on the nature of the products and services offered:

•	Content Production and Distribution segment includes the operations of Kartoon Studios, Inc, Mainframe Studios, and Frederator Studios. These entities are aggregated due to their similar economic characteristics, nature of products and services, production processes, customer types, and distribution methods. This segment is focused on the creation, production, and distribution of animated and live-action content, as well as licensing and royalty revenue from intellectual property.

•	Media Advisory and Advertising Services segment includes the Beacon Media Group and the Beacon Communications Group. These entities provide media advisory and advertising services and marketing services.

The Company’s CODM decides on resource allocation predominantly based on the annual budget and forecasting process. The CODM considers budget-to-actual variances on a periodic basis when making decision about allocating resources to the segments.

The CODM uses revenue and net income (loss) to evaluate the profitability and performance of each operating segment, because it provides insight to operational leverage and other operational metrics for each segment. The CODM reviews revenue and net operating results, as allocated based on the nature of the business activity.

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

The following table presents the revenue and net income (loss) within the Company's two operating segments (in thousands):

	Year Ended December 31,
	2025	2024
Total Revenues:
Content Production and Distribution	$35,201	$27,755
Media Advisory and Advertising Services	4,152	4,836
Total Revenues	$39,353	$32,591

Net Loss:
Content Production and Distribution	$(22,432)	$(21,160)
Media Advisory and Advertising Services	(2,100)	421
Total Net Loss Attributable to Kartoon Studios, Inc.	$(24,532)	$(20,739)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Year Ended December 31,
	2025	2024
Total Revenues:
United States	$18,119	$17,805
Canada	13,208	5,769
United Kingdom	7,888	8,637
Other	138	380
Total Revenues	$39,353	$32,591

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	December 31, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$35,201	$4,152	$39,353

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	27,167	343	27,510
General and Administrative Expenses	15,108	5,672	20,780
Other Expenses	–	7	7
Segment results:	(7,074)	(1,870)	(8,944)

Reconciliation of net (loss) income:
Depreciation Expense	2,697	177	2,874
Interest Expense	656	–	656
Share-Based Compensation	331	–	331
Tax provision	(135)	–	(135)
Loss on Debt Settlement	1,753	–	1,753
Impairment of Intangible Assets	767	–	767
Other	9,455	53	9,508
Net Loss Attributable to Non-Controlling Interests	(166)	–	(166)

Net Income (Loss)	$(22,432)	$(2,100)	$(24,532)

	December 31, 2024
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$27,755	$4,836	$32,591

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	24,103	274	24,377
General and Administrative Expenses	16,351	4,868	21,219
Other Expenses	–	3	3
Segment results:	(12,699)	(309)	(13,008)

Reconciliation of net (loss) income:
Depreciation Expense	3,120	199	3,319
Interest Expense	778	1	779
Share-Based Compensation	669	–	669
Tax provision	19	(62)	(43)
Other	4,077	(868)	3,209
Net Loss Attributable to Non-Controlling Interests	(202)	–	(202)

Net Income (Loss)	$(21,160)	$421	$(20,739)

In evaluating segment expenses, the CODM primarily focuses on cash operating costs and budget-to-actual variances, as these measures are most relevant to assessing operating performance and making resource allocation decisions. All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 22: Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2026, the date that the consolidated financial statements were issued.

Subsequent to December 31, 2025, the Company granted 500,000 RSUs, with an aggregate grant-date fair value of approximately $0.4 million to an executive employee under the 2020 Plan. These RSUs vest over a three-year service period, and are subject to continued employment. Subsequent to December 31, 2025, the Company granted an additional 370,000 RSUs, with an aggregate grant-date fair value of approximately $0.3 million, to certain employees under the 2020 Plan. The RSUs vest over a three year service period and are subject to continued employment.

Subsequent to December 31, 2025, the Company redeemed a portion of its marketable securities for proceeds of $3.0 million.

Subsequent to December 31, 2025, the fair value of the Company’s investment in YFE experienced a decline due to a decrease in YFE’s stock price. As of March 31, 2026, the share price of YFE was €0.42 ($0.36) compared to €1.09 ($0.93) as of December 31, 2025. The Company will continue to monitor the investment for any further developments and assess any potential accounting implications.

