Form 10-Q
period 2026-03-31
Kartoon Studios, Inc.
filed 2026-05-15
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had 59,142,534 shares of common stock outstanding.

Kartoon Studios, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Kartoon Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,016	$2,943
Investments in Marketable Securities (amortized cost of $982 and $3,953, respectively)	996	3,978
Accounts Receivable (net of allowance of $6 and $3, respectively)	3,303	9,632
Tax Credits Receivable (net of allowance of $427 and $423, respectively)	18,459	16,800
Other Receivable	1,787	1,571
Prepaid Expenses and Other Assets	1,179	841
Total Current Assets	30,740	35,765

Noncurrent Assets:
Property and Equipment, net	1,476	1,635
Operating Lease Right-of-Use Assets, net	4,815	5,114
Finance Lease Right-of-Use Assets, net	261	312
Film and Television Costs, net	6,863	4,878
Investment in Your Family Entertainment AG	2,393	5,481
Intangible Assets, net	16,904	17,604
Other Assets	117	118
Total Assets	$63,569	$70,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,138	$12,115
Participations Payable	1,022	1,024
Accrued Expenses	2,600	744
Accrued Salaries and Wages	1,411	1,370
Deferred Revenue	3,595	4,391
Production Facilities, net	13,654	11,819
Current Portion of Operating Lease Liabilities	1,096	1,077
Current Portion of Finance Lease Liabilities	136	156
Due to Related Party	–	5
Other Current Liabilities	750	750
Total Current Liabilities	31,402	33,451

Noncurrent Liabilities:
Deferred Revenue	3,369	3,369
Operating Lease Liabilities, Net of Current Portion	4,145	4,488
Finance Lease Liabilities, Net of Current Portion	115	144
Deferred Tax Liability, net	1,205	1,225
Factoring Liability	732	689
Other Noncurrent Liabilities	16	8
Total Liabilities	40,984	43,374

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	–	–
Common Stock, $0.001 par value, 190,000,000 shares authorized, 56,953,978 and 55,282,150 shares issued and 56,528,828 and 54,857,000 outstanding as of March 31, 2026 and December 31, 2025, respectively	57	55
Additional Paid-in Capital	795,270	793,814
Treasury Stock at Cost, 425,150 shares of common stock as of March 31, 2026 and December 31, 2025	(604)	(604)
Accumulated Deficit	(770,182)	(763,817)
Accumulated Other Comprehensive Loss	(3,239)	(3,238)
Total Kartoon Studios, Inc. Stockholders' Equity	21,302	26,210
Non-Controlling Interests in Consolidated Subsidiaries	1,283	1,323
Total Stockholders' Equity	22,585	27,533

Total Liabilities and Stockholders’ Equity	$63,569	$70,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Production Services	$4,093	$6,572
Content Distribution	2,273	1,981
Licensing and Royalties	73	84
Media Advisory and Advertising Services	799	867
Total Revenues	7,238	9,504

Operating Expenses:
Marketing and Sales	192	186
Direct Operating Costs	4,718	6,684
General and Administrative	5,131	5,713
Total Operating Expenses	10,041	12,583

Loss from Operations	(2,803)	(3,079)

Interest Expense	(233)	(128)
Other Expense, net	(3,369)	(3,384)

Net Loss	(6,405)	(6,591)

Net Loss Attributable to Non-Controlling Interests	40	65

Net Loss Attributable to Kartoon Studios, Inc.	$(6,365)	$(6,526)

Net Loss per Share (Basic)	$(0.10)	$(0.14)
Net Loss per Share (Diluted)	$(0.10)	$(0.14)

Weighted Average Shares Outstanding (Basic)	62,740,566	46,693,016
Weighted Average Shares Outstanding (Diluted)	62,740,566	46,693,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Loss	$(6,405)	$(6,591)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized (Loss) Gain on Marketable Securities	(10)	34
Realized Gain on Marketable Securities Reclassified from AOCI into Earnings	–	(4)
Foreign Currency Translation Adjustments	9	31
Total Change in Accumulated Other Comprehensive (Loss) Income	(1)	61
Total Comprehensive Net Loss	$(6,406)	$(6,530)
Net Loss Attributable to Non-Controlling Interests	40	65
Total Comprehensive Net Loss Attributable to Kartoon Studios, Inc.	$(6,366)	$(6,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total

December 31, 2025	54,857,000	$55	–	$–	$793,814	425,150	$(604)	$(763,817)	$(3,238)	$1,323	$27,533

Issuance of Common Stock for Services	625,346	1	–	–	583	–	–	–	–	–	584
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	69,122	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock for Accounts Payable Settlement	977,360	1	–	–	682	–	–	–	–	–	683
Share Based Compensation	–	–	–	–	191	–	–	–	–	–	191
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(10)	–	(10)
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	9		9
Net Loss	–	–	–	–	–	–	–	(6,365)	–	(40)	(6,405)

Balance, March 31, 2026	56,528,828	$57	–	$–	$795,270	425,150	$(604)	$(770,182)	$(3,239)	$1,283	$22,585

	Common Stock		Preferred Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2024	46,209,081	$46	–	$–	$777,930	75,997	$(340)	$(739,286)	$(3,379)	$1,489	$36,460

Issuance of Common Stock for Services	14,990	–	–	–	3	–	–	–	–	–	3
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	99,177	1	–	–	27	134	–	–	–	–	28
Share Based Compensation	–	–	–	–	87	–	–	–	–	–	87
Stock Options Granted to Consultants	–	–	–	–	8	–	–	–	–	–	8
Warrant exercise	1,462,000	1	–	–	–	–	–	–	–	–	1
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	30	–	30
Currency Translation Adjustment	–	–	–	–	–	–	–	–	31	–	31
Net Loss	–	–	–	–	–	–	–	(6,526)	–	(65)	(6,591)

Balance, March 31, 2025	47,785,248	$48	–	$–	$778,055	76,131	$(340)	$(745,812)	$(3,318)	$1,424	$30,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(6,405)	$(6,591)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Film and Television Costs	306	54
Depreciation and Amortization of Property, Equipment and Intangible Assets	677	650
Amortization of Right-of-Use Assets	271	281
Amortization of Premium on Marketable Securities	–	4
Share Based Compensation Expense	191	87
Loss on Debt Settlement	124	944
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	2,957	3,640
Unrealized Loss (Gain) on Foreign Currency of Equity Investments in Your Family Entertainment AG	131	(654)
Accounts Payable Settled in Stock	558	–
Gain on Warrant Revaluation	–	(446)
Realized Gain on Marketable Securities	–	(4)
Stock Issued for Services	583	30
Stock Options Issued for Services	–	8
Credit Loss Expense (Recovery)	13	(2)
Non-cash Interest Expense	43	–

Decrease (Increase) in Operating Assets:
Accounts Receivable	6,316	4,466
Other Receivable	(219)	(121)
Tax Credits Earned (less capitalized)	(2,105)	(2,724)
Tax Credits Received, net	225	4,936
Film and Television Costs, net	(2,347)	(1,161)
Prepaid Expenses and Other Assets	(344)	(750)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(4,959)	(5,990)
Accrued Salaries and Wages	55	451
Accrued Expenses	1,857	1,333
Accrued Production Costs	181	257
Participations Payable	–	(385)
Deferred Revenue	(729)	119
Lease Liability	(244)	(234)
Other Liabilities	8	(20)
Net Cash Used in Operating Activities	$(2,856)	$(1,822)

Cash Flows from Investing Activities:
Proceeds from Sales and Maturities of Marketable Securities	2,972	605
Investment in Marketable Securities	–	(1,771)
Purchase of Property and Equipment	(33)	(20)
Net Cash Provided by (Used in) Investing Activities	$2,939	$(1,186)

Cash Flows from Financing Activities:
Proceeds from Margin Loan	2,627	2,700
Repayments of Margin Loan	(2,627)	(3,184)
Proceeds from Production Facilities	1,842	2,485
Repayment of Production Facilities	(12)	(4,474)
Principal Payments on Finance Lease Obligations	(48)	(70)
Debt Issuance Costs	(1)	(25)
Proceeds from Warrant Exercise	–	1
Net Cash Provided by (Used in) Financing Activities	$1,781	$(2,567)

Effect of Exchange Rate Changes on Cash	209	(38)

Net (Decrease) Increase in Cash and Restricted Cash	2,073	(5,613)
Beginning Cash and Restricted Cash	2,943	8,385
Ending Cash and Restricted Cash	$5,016	$2,772

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$54	$59
Cash Paid for Taxes	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

Note 1: Organization and Business

Kartoon Studios, Inc. (the “Company,” “Kartoon Studios,” “we,” “us” or “our”) is a global content and brand management company focused on the creation, production, licensing, and distribution of multimedia animated content for children. Led by experienced industry personnel, the Company’s core business includes original intellectual property (“IP”) development, third-party IP production services, media agency, and content monetization through licensing and owned distribution platforms.

Kartoon Studios’ owned and produced titles include Stan Lee’s Superhero Kindergarten (starring Arnold Schwarzenegger), Llama Llama (starring Jennifer Garner), Rainbow Rangers, KC! Pop Quiz, and Shaq’s Garage (starring Shaquille O’Neal). The Company’s library also includes titles such as Baby Genius, Thomas Edison’s Secret Lab, Warren Buffett’s Secret Millionaires Club, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space, and Castlevania. The Company maintains a strategy of leveraging owned IP and third-party relationships to expand distribution and consumer product licensing. The Company is also developing Hundred Acre Wood’s: Winnie and Friends, a new franchise property inspired by A.A. Milne's Winnie the Pooh, comprising 78 anchor streamer episodes, over 200 short-form episodes, holiday specials, and a global consumer products program. The main launch is anticipated in Q1 2027, with plans to expand across consumer products, experiential activations, and live events.

Kartoon Studios also owns Wow Unlimited Media Inc. (“Wow”), through which the Company holds interest in Mainframe Studios - one of the largest animation production studios globally. Mainframe Studios is a producer-for-hire for several major streaming platforms and IP holders. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and 3 feature films, including titles such as It’s Andrew!, Phoebe and Jay, Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies. In addition, Wow owns Frederator Networks Inc. (“Frederator”). Frederator operates a leading animation-focused creator network on YouTube encompassing over 2,500 channels. Frederator Studios has developed and produced original programming in partnership with Cartoon Network, Nickelodeon, Nick Jr., Netflix, Sony Pictures Animation, and Amazon.

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

Through its investment in Germany-based Your Family Entertainment AG (“YFE”), a publicly listed company on the Frankfurt Stock Exchange (ticker symbol “RTV”), the Company holds a strategic interest in one of Europe’s leading independent children’s content providers, with a catalog of approximately 150 titles and 3,500 half-hour episodes.

The Company holds a controlling interest in Stan Lee Universe, LLC (“SLU”), which owns the IP rights to Stan Lee’s name, likeness, signature, and associated IP assets. Existing licensing arrangements include a non-exclusive license with Marvel for Stan Lee's likeness to appear in Marvel films and a separate non-exclusive license with the Walt Disney Company for use of Stan Lee's likeness in Walt Disney theme parks. Additional brand partnerships include an agreement with Madame Tussauds. The Company considers the SLU to be a core component of its IP portfolio and is currently developing plans for expanded commercialization across animation, publishing, licensing, and global consumer products in connection with its 2026 strategic initiatives.

Kartoon Studios’ common stock is listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “TOON.”

Recent Transactions

Section 3(a)(10) Accounts Payable Settlement

On August 27, 2025, the Company entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) with Continuation Capital, Inc. (“CCI”), to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, CCI makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. The transaction was carried out in stages and completed in the year ended December 31, 2025.

On November 18, 2025, the Company entered into a new agreement to settle an additional $1.0 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 1,695,072 shares of common stock. The terms were consistent with the original arrangement. As of March 31, 2026 the Company had completed the arrangement, settling a total of $1.0 million of accounts payable and issuing an aggregate of 1,695,072 shares of common stock. During the three months ended March 31, 2026, the Company settled an aggregate of $0.6 million of accounts payable, issued 977,360 shares of common stock to CCI, and recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations.

On April 8, 2026, the Company entered into a new agreement to settle an additional $1.1 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 2,001,797 shares of common stock, and to settle additional obligations up to $0.3 million in exchange for issuing 551,250 shares of common stock. The terms were consistent with the original arrangement.

October 2025 Financing

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

Liquidity, Going Concern, and Capital Resources

As of March 31, 2026, the Company had cash of $5.0 million, which increased by $2.1 million as compared to December 31, 2025. The increase was primarily due to cash provided by investing activities of $2.9 million, cash provided by financing activities of $1.8 million, and the effect of exchange rate of $0.2 million, offset by cash used in operating activities of $2.9 million. The cash provided by investing activities of $2.9 million was primarily due to proceeds from the sale and maturities of marketable securities. The cash provided by financing activities of $1.8 million, was primarily due to the drawdowns, net of repayments and debt issuance costs, from production facilities. The cash used in operating activities of $2.9 million was primarily due to net loss of $6.4 million and net use of cash related to operating assets and liabilities of $2.3 million, partially offset by a favorable impact of net change in non-cash adjustments of $5.9 million.

As of March 31, 2026, the Company held available-for-sale marketable securities with a fair value of $1.0 million. A decrease of $3.0 million as compared to December 31, 2025, was due to a sale of securities during the three months ended March 31, 2026. The available-for-sale securities consist principally of government debt securities and are also available as a source of liquidity.

In accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements - Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

Historically, the Company has incurred net losses. For the three months ended March 31, 2026 and March 31, 2025, the Company reported net losses of $6.4 million and $6.6 million, respectively. The Company reported net cash used in operating activities of $2.9 million, and cash used in operating activities of $1.8 million for the three months ended March 31, 2026 and March 31, 2025 respectively. As of March 31, 2026, the Company had an accumulated deficit of $770.2 million and total stockholders’ equity of $22.6 million. As of March 31, 2026, the Company had total current assets of $30.7 million, including cash of $5.0 million, and total current liabilities of $31.4 million. The Company had negative working capital of $0.7 million as of March 31, 2026, compared to working capital of $2.3 million as of December 31, 2025. In October 2025, the Company closed an offering transaction and received an aggregate gross proceeds of approximately $7.3 million. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and concluded, that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, the Company has financed its operations primarily through revenue generated from operations, loans and sales of its securities, and the Company expects to continue to seek and obtain additional capital in a similar manner. In order to address the Company’s capital needs, the Company intends to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that the Company will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

During the three months ended March 31, 2026, the Company continues to navigate macroeconomic challenges in the animation and advertising industries, including ongoing government tariffs and intensified competition. In the prior periods, the Company has demonstrated resilience in its financing activities, having successfully raised net proceeds through public offerings, and continues to explore opportunities to further strengthen its financial position. In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. For example, during the three months ended March 31, 2026, in order to improve liquidity, the Company settled $0.6 million of outstanding accounts payable in a transaction under Section 3(a)(10) of the Securities Act.

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the condensed consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (which include normal recurring adjustments) considered necessary to present fairly the interim financial statements. Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s 2025 Annual Report.

The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

Foreign Currency Forward Contracts

As of March 31, 2026 and December 31, 2025, gross amounts of foreign currency (“FX”) forward contract in an asset and liability position subject to a master netting arrangement resulted in a net liability of $28,711 and $43,438, respectively, recorded within Other Current Liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded a realized loss of $25,961 and $0.1 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations.

Trade Accounts Receivable and Allowance for Credit Loss

The following table summarizes the activity in the allowance for credit losses related to trade accounts receivable as of March 31, 2026 and December 31, 2025 (in thousands):

Balance, net as of December 31, 2024	$239
Charged to costs and expenses	179
Recoveries	(39)
Write-offs	(376)
Balance, net as of December 31, 2025	3
Charged to costs and expenses	3
Balance, net as of March 31, 2026	$6

Tax Credits Receivable

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

As of March 31, 2026 and December 31, 2025, the Company had $18.5 million and $16.8 million in tax credit receivables related to Wow’s film and television productions, respectively, net of corresponding allowance for credit loss of $0.4 million and $0.4 million, respectively. The Company did not have any non-current tax credits receivable as of March 31, 2026 and December 31, 2025.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of March 31, 2026 and December 31, 2025, the Company had seven and six bank deposit accounts with an aggregate uninsured balance of $3.5 million and $1.9 million, respectively.

The Company has a managed account with a financial institution. The managed account maintained its investments in marketable securities of approximately $1.0 million as of March 31, 2026, and $4.0 million as of December 31, 2025. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of March 31, 2026 and December 31, 2025, the Company did not have account balances held at this financial institution that exceed the insured balances.

As of March 31, 2026, the Company had four customers, the accounts receivable for each of which exceeded 10% of the total accounts receivable. These customers accounted for an aggregate of 62.4% of the total accounts receivable as of March 31, 2026. As of December 31, 2025, the Company had three customers, the accounts receivable for each of which exceeded 10% of the total accounts receivable. These customers accounted for an aggregate of 54.5% of the total accounts receivable as of December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
Customer A	19.8%	*
Customer B	16.5%	26.1%
Customer C	14.8%	*
Customer D	11.2%	11.1%
Customer E	*	17.3%
* Less than 10%

During the three months ended March 31, 2026, three customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 59.6% of the Company’s total revenue for the three months ended March 31, 2026. During the three months ended March 31, 2025, four customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 85.1% of the Company’s total revenue for the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Customer F	32.4%	17.9%
Customer G	15.3%	19.5%
Customer H	11.9%	16.0%
Customer A	*	31.7%
* Less than 10%

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.

Fair Value of Financial Instruments

The following table presents the fair values of the Company's financial instruments measured on a recurring basis, categorized within the fair value hierarchy as of March 31, 2026 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
U.S. Treasury	$996	$–	$996
Total	$996	$–	$996

Investment in Equity Interest:
Investment in YFE	$–	$2,393	$2,393
Total	$–	$2,393	$2,393

Foreign Currency Forward Contracts:
Foreign Currency Forward Contracts, net:	$–	$(29)	$(29)
Total	$–	$(29)	$(29)

The following table presents the fair values of the Company's financial instruments measured on a recurring basis, categorized within the fair value hierarchy as of December 31, 2025 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
U.S. Treasury	$3,978	$–	$3,978
Total	$3,978	$–	$3,978

Investment in Equity Interest:
Investment in YFE	$–	$5,481	$5,481
Total	$–	$5,481	$5,481

Foreign Currency Forward Contracts:
Foreign Currency Forward Contracts, net:	$–	$(43)	$(43)
Total	$–	$(43)	$(43)

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2026. No allowance for credit losses was recorded for marketable securities as of March 31, 2026 or December 31, 2025. For a description of the Company's fair value methodologies and classification policies, refer to Note 2 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

New Accounting Standards Issued but Not Yet Adopted

In November, 2024 the FASB issued Accounting Standard Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. This update mandates that public companies provide more detailed information about specific expenses in their financial statement notes. The effective date for this guidance is annual reporting periods beginning after December 15, 2026, with interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

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

During the three months ended March 31, 2026 and March 31, 2025, SLU generated a net loss of $0.1 million and $0.1 million, respectively. There were no contributions or distributions during the three months ended March 31, 2026 and March 31, 2025, and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Equity Investment

The Company holds an equity investment in Your Family Entertainment AG ("YFE"), a publicly listed company on the Frankfurt Stock Exchange (ticker symbol "RTV"), headquartered in Germany. YFE is one of Europe's leading independent children's content providers, with a catalog of approximately 150 titles and 3,500 half-hour episodes.

When the Company does not have a controlling financial interest in an entity but has the ability to exert significant influence over its operating and financial policies, the investment is accounted for under the equity method or, if elected, at fair value pursuant to the fair value option under U.S. GAAP. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the common stock or in-substance common stock of the investee.

At the time of the initial investment in 2021, the Company held a 28.7% ownership interest in YFE and determined that it had significant influence over the entity. Accordingly, the Company elected to account for the investment at fair value under the fair value option. Under this election, the investment is remeasured at fair value at each reporting period, with changes in fair value recorded through earnings.

Subsequent to the initial investment, the Company's ownership interest increased to 44.8% through participation in a public tender offer, bond conversions, and the exercise of subscription rights. The ownership interest was subsequently reduced to approximately 32.7% through a partial disposition of shares in July 2025 and an exchange of shares in September 2025. Throughout this period, management determined that the Company did not obtain a controlling financial interest in YFE, and that significant influence was maintained at all times.

As of March 31, 2026 and December 31, 2025, the Company owned 5,009,005 shares of YFE, representing ownership interests of 32.2% and 32.5%, respectively. The fair value of the investment is determined based on the quoted closing market price of YFE's shares on the Frankfurt Stock Exchange as of each reporting date, remeasured from Euro to U.S. dollars at the period-end exchange rate.

As of March 31, 2026, the fair value of the investment was $2.4 million, recorded within noncurrent assets on the Company's condensed consolidated balance sheet. The net decrease in fair value of $3.1 million for the three months ended March 31, 2026 reflects the combined impact of a decline in YFE's quoted share price and the effect of foreign currency remeasurement from Euro to U.S. dollars. The total change in fair value is recorded within Other Income (Expense), net in the Company's condensed consolidated statements of operations.

Management concluded that the Company continues to exercise significant influence over YFE and therefore continues to account for the investment at fair value under the fair value option.

Note 5: Marketable Securities

The Company classifies and accounts for its marketable debt securities as available-for-sale (“AFS”) and the securities are stated at fair value in accordance with ASC 326, Financial Instruments - Credit Losses.

During the three months ended March 31, 2026, the Company redeemed $3.0 million of its marketable securities upon maturity.

The investments in marketable securities as of March 31, 2026 had an adjusted cost basis of $1.0 million and a market value of $1.0 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
U.S. Treasury	$982	$14	$996
Total	$982	$14	$996

The investments in marketable securities as of December 31, 2025 had an adjusted cost basis of $4.0 million and a market value of $4.0 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
U.S. Treasury	$3,953	$25	$3,978
Total	$3,953	$25	$3,978

The Company holds two AFS securities, all of which were in an unrealized gain position and none had been in an unrealized loss position for a period longer than 12 months as of March 31, 2026. The Company reports the net unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of March 31, 2026 and December 31, 2025, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security's investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

During the three months ended March 31, 2026, the Company did not record any realized gains or losses related to its marketable securities. During the three months ended March 31, 2025, the Company recorded realized gain of $4,454 primarily due to selling securities prior to maturity to provide additional liquidity for general operating needs.

The contractual maturities of the Company’s marketable investments as of March 31, 2026 were as follows (in thousands):

Fair Value
Due within 1 year	$996
Total	$996

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Furniture and Equipment	$98	$98
Computer Equipment	843	827
Leasehold Improvements	2,230	2,230
Software	332	316
Property and Equipment, gross	3,503	3,471

Less Accumulated Depreciation	(1,838)	(1,626)
Foreign Currency Translation Adjustment	(189)	(210)
Property and Equipment, net	$1,476	$1,635

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded depreciation expense of $0.2 million and $0.1 million, respectively.

During the three months ended March 31, 2026 and March 31, 2025, the Company did not incur any impairment charges on its property and equipment.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use assets consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Operating Lease
Office Lease Assets	$9,331	$9,331
Accumulated Amortization	(3,828)	(3,601)

Finance Lease
Equipment Lease Assets	4,570	4,570
Accumulated Amortization	(4,021)	(3,975)

Right-of-Use Assets, Net	$6,052	$6,325

Foreign Currency Translation Adjustment	(976)	(899)

Leased Right-of-Use Assets, net	$5,076	$5,426

As of March 31, 2026, the weighted-average lease term for the Company’s operating leases was 62 months and the weighted-average discount rate was 11.3%. As of December 31, 2025, the weighted-average lease term for operating leases was 64 months and the weighted-average discount rate was 11.3%.

Operating lease costs during the three months ended March 31, 2026 and March 31, 2025 were $0.4 million and $0.4 million, respectively, recorded within General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded finance lease costs of $48,737 and $0.1 million, respectively, primarily comprised of ROU amortization of $44,448 and $0.1 million, respectively. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s condensed consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of March 31, 2026 and December 31, 2025 (in thousands):

Film and Television Costs, net as of December 31, 2024	$2,621
Additions to Film and Television Costs	3,259
Disposals	(88)
Film Amortization Expense	(932)
Foreign Currency Translation Adjustment	18
Film and Television Costs, net as of December 31, 2025	$4,878
Additions to Film and Television Costs	2,345
Disposals	(34)
Film Amortization Expense	(306)
Foreign Currency Translation Adjustment	(20)
Film and Television Costs, net as of March 31, 2026	$6,863

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded amortization expense of $0.3 million and $0.1 million, respectively.

During the three month ended March 31, 2026 and March 31, 2025, the Company recorded write-downs of $34,492 and $12,104, respectively, related to projects not advancing beyond the development stage. Based on the review performed by the executive team, it was determined that certain projects would no longer be pursued.

The Company did not record any impairment charges on film costs during the three month ended March 31, 2026 and March 31, 2025.

Note 9: Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

	Weighted Average Remaining Amortization	As of
	Period	March 31, 2026	December 31, 2025
Customer Relationships	4.3	$17,325	$17,325
Digital Networks	12.0	803	803
Trade Names	65.2	9,198	9,198
Intangible Assets, gross		27,326	27,326

Less Accumulated Amortization		(8,335)	(7,833)
Foreign Currency Translation Adjustment		(2,087)	(1,889)
Intangible Assets, net		$16,904	$17,604

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded intangible asset amortization expense of $0.5 million and $0.5 million, respectively.

Expected future amortization of intangible assets subject to amortization as of March 31, 2026 is as follows (in thousands):

Fiscal Year:
2026	$1,385
2027	1,969
2028	2,009
2029	2,009
2030	662
Thereafter	4,216
Total	$12,250

As of March 31, 2026 and December 2025, $4.7 million and $4.7 million, respectively, of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of March 31, 2026 and December 31, 2025, the Company had deferred revenue of $7.0 million and $7.8 million, respectively. The decrease in deferred revenue is primarily related to production on various shows advancing to later stages of execution of the projects as of March 31, 2026, compared to the progress as of December 31, 2025. Deferred revenue balance mainly relates to cash received from customers for productions in progress. For fixed-fee production contracts, revenue is generally recognized upon completion and delivery of the production or upon achievement of specified contractual delivery milestones during the production process, depending on the terms of the underlying agreement. As production progresses and the Company satisfies its performance obligations, the related deferred revenue is recognized as revenue. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of March 31, 2026 and December 31, 2025, the Company had no outstanding margin loan balance. During the three months ended March 31, 2026, the Company borrowed an additional $2.6 million from its investment margin account and repaid $2.6 million primarily with cash received from maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates were 0.15% and 0.20%, respectively, on average margin loan balances of $0.3 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and March 31, 2025, the Company incurred interest expense on the loan of $1,875 and $1,806, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had an outstanding net balance of USD 13.7 million (CAD 19.0 million), including USD 1.2 million (CAD 1.7 million) of interest, and USD 11.8 million (CAD 16.2 million), including USD 1.1 million (CAD 1.5 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, Production Facilities, net includes unamortized debt issuance costs related to the issuance of production facilities of $0.1 million and $0.1 million, respectively, which were included as a reduction to the carrying amount of production facilities.

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

As of March 31, 2026, the Company has one lease remaining under this facility with finance rates of 8.20%, and a remaining lease term of 5 months.

As of March 31, 2026 and December 31, 2025, the outstanding balances, net of repayments, of $32,030 (CAD 44,567) and $0.1 million (CAD 0.1 million), respectively, were included within current Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

Note 13: Stockholders’ Equity

Common Stock

As of March 31, 2026 and December 31, 2025, the total number of authorized shares of common stock was 190,000,000.

As of March 31, 2026 and December 31, 2025, there were 56,528,828 and 54,857,000 shares of common stock outstanding, respectively.

During the three months ended March 31, 2026 and March 31, 2025, the Company issued 625,346 and 14,990 shares of common stock for services, respectively.

During the three months ended March 31, 2026 and March 31, 2025, the Company issued 69,122 and 99,177 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations, respectively.

On November 18, 2025, the Company entered into a new agreement to settle an aggregate of $1.0 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 1,695,072 shares of common stock. Under the terms of the agreement, CCI makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. As of March 31, 2026, the Company had completed the arrangement, settling a total of $1.0 million of accounts payable and issuing an aggregate of 1,695,072 shares of common stock. During the three months ended March 31, 2026, the Company settled an aggregate of $0.6 million of accounts payable, issued 977,360 shares of common stock to CCI, and recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations.

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

As of March 31, 2026 and December 31, 2025, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of March 31, 2026 and December 31, 2025, there were 0 shares of Series B Preferred Stock outstanding. As of March 31, 2026 and December 31, 2025, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

Upon vesting of restricted stock unit awards, employees may elect to have the Company withhold shares of common stock to cover their tax obligations, which are included as treasury stock outstanding and recorded within Treasury Stock on the condensed consolidated balance sheet. During the three months ended March 31, 2026, no employees elected this option and accordingly no shares were withheld. During the three months ended March 31, 2025, the Company withheld 134 shares of common stock with a cost of $252 to cover taxes owed by certain employees.

Note 14: Stock Options

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the ”2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. Subsequently, on May 14, 2025, the Company’s stockholders approved a further amendment and restatement of the 2020 Plan, providing for an additional increase of 5,000,000 shares of common stock authorized for issuance under the plan. As of March 31, 2026, the number of shares remaining available for issuance was 7,183,707, out of a maximum of 13,216,767 shares authorized under the 2020 Plan.

During the three months ended March 31, 2026, the Company did not grant any stock options.

The following table summarizes the Company’s option activity during the three months ended March 31, 2026:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	969,130	3.96	$11.58
Granted	–	–	–
Exercised	–	–	–
Forfeited/Cancelled	(24,999)	–	8.95
Expired	(72,133)	–	15.02
Outstanding at March 31, 2026	871,998	4.11	$11.36

Vested and exercisable at March 31, 2026	871,998	4.11	$11.36

During the three months ended March 31, 2026, the Company did not recognize any share-based compensation expense related to stock options. During the three months ended March 31, 2025, the Company recognized $18,213 in share-based compensation expense related to stock options included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations..

As of March 31, 2026, the Company had no unrecognized share-based compensation expense related to outstanding stock options. The outstanding options as of March 31, 2026 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan.

During the three months ended March 31, 2026, the Company granted 439,738 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.3 million. During the three months ended March 31, 2025, the Company granted 110,968 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.1 million.

During the three months ended March 31, 2026, the Company granted 500,000 RSUs to an executive employee with an aggregate grant-date fair value of approximately $0.3 million. These RSUs vest ratably over three years from the grant date, subject to continued employment. In addition, the Company granted an additional 230,000 RSUs, with an aggregate grant-date fair value of approximately $0.2 million, to certain employees. The RSUs vest over a three year service period and are subject to continued employment.

During the three months ended March 31, 2026, the Company issued an aggregate of 437,655 shares of common stock as a result of RSUs vested during the current and prior periods, consisting of 434,738 shares issued upon RSUs that vested during the current period and 2,917 shares issued upon RSUs that vested in prior periods.

The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	1,605,417	$7.62
Granted	1,169,738	0.67
Vested	(434,738)	0.67
Forfeited	–	–
Unvested at March 31, 2026	2,340,417	$5.43

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0.2 million and $0.1 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations. The unvested share-based compensation as of March 31, 2026 was $0.9 million which will be recognized through the first quarter of 2029 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the three months ended March 31, 2026 was $0.3 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the three months ended March 31, 2026:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	41,622,504	2.86	$1.52
Granted	–	–	–
Exercised	–	–	–
Expired	(1,662,500)	–	23.70
Forfeitures	–	–	–
Outstanding at March 31, 2026	39,960,004	2.77	$0.60

Exercisable at March 31, 2026	39,960,004	2.77	$0.60

All outstanding warrants are classified as equity instruments in the Company's consolidated balance sheet, as the warrants meet the criteria for equity classification under ASC 815-40. During the three months ended March 31, 2026, the Company did not grant, exercise, or forfeit any warrants.

Note 17: Supplemental Financial Statement Information

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest Expense (a)	$(233)	$(128)

Gain on Revaluation of Warrants (b)	–	446
Loss on Revaluation of Equity Investment in YFE (c)	(2,957)	(3,640)
Realized Gain on Marketable Securities Investments (d)	–	4
(Loss) Gain on Foreign Exchange (e)	(372)	667
Loss on Debt Settlement (f)	(124)	(944)
Interest Income (g)	35	54
Finance Lease Interest Expense (h)	(4)	(4)
Other (i)	53	33
Other Expense, net	$(3,369)	$(3,384)

Three Months Ended March 31, 2026 and March 31, 2025

(a)	Interest Expense during the three months ended March 31, 2026, primarily consisted of $0.2 million interest incurred on production facilities and on the factoring liability. Interest expense during the three months ended March 31, 2025, primarily consisted of $0.1 million of interest incurred on production facilities.
(b)	During the three months ended March 31, 2025, the Company recorded a $0.4 million fair value gain due to a revaluation of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants issued in December 2024. These warrants were classified as a liability in the quarter ended March 31, 2025.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $3.0 million and $3.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	The realized gain on marketable securities investments recorded during the three months ended March 31, 2025, reflects the gain on the sale of marketable securities prior to maturity date.
(e)	The loss on Foreign Exchange during the three months ended March 31, 2026, primarily related to the revaluation of the YFE investment, resulting in a loss of $0.1 million due to the Euro depreciating against the U.S. dollar as compared to prior period and a loss of $0.2 million due to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary. The gain on foreign exchange during the three months ended March 31, 2025 primarily related to the remeasurement of the YFE investment, resulting in a gain of $0.7 million, due to the depreciation of the U.S. dollar against the Euro relative to prior periods.
(f)	The loss on debt settlement recorded during the three months ended March 31, 2026, includes a loss of $0.1 million arising from the Section 3(a)(10) transaction completed during the quarter. The loss on debt settlement recorded during the three months ended March 31, 2025, includes a loss of $0.9 million related to the loan settlement agreement with YFE.
(g)	Interest Income during the three months ended March 31, 2026, primarily consisted of income from investments in marketable securities, net of premium amortization expense. Interest Income during the three months ended March 31, 2025, primarily consisted of income from investments in marketable securities, net of premium amortization expense, and interest income related to an Employee Retention Tax Credit (“ERTC”) receivable. Each of these sources was individually immaterial.
(h)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	During the three months ended March 31, 2026, other income of $28,000 was recognized from the recovery of previously written-off accounts receivable, and $24,810 from credit card and other rebates. During the three months ended March 31, 2025, other income of $32,522 was recognized primarily related to credit card rewards.

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

For the three months ended March 31, 2026, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance. For the three months ended March 31, 2025, the effective tax rate was 0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance.

During the three months ended March 31, 2026, the Company did not record an income tax expense. As of March 31, 2026 and December 31, 2025, net deferred tax liability was $1.2 million and $1.2 million, respectively.

Kartoon Studios, Inc. and its wholly-owned U.S. subsidiaries are subject to U.S. income taxes and file consolidated and separate tax returns in the U.S. The Beacon Communications Group, Ltd., Ameba Inc. and Wow Unlimited Media Inc. are subject to Canadian income taxes on a stand-alone basis and file separate tax returns in Canada.

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

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of March 31, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Operating Leases	$1,166	$1,385	$1,040	$1,078	$1,105	$1,105	$6,879
Finance Leases	118	114	29	–	–	–	261
Employment Contracts	2,655	2,417	1,275	–	–	–	6,347
Consulting Contracts	2,476	434	–	–	–	–	2,910
Production Facilities	13,654	–	–	–	–	–	13,654
	$20,069	$4,350	$2,344	$1,078	$1,105	$1,105	$30,051

Leases

The present value discount of the minimum operating lease payments above was $1.6 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $5.2 million recorded as of March 31, 2026 on the Company’s condensed consolidated balance sheet.

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

Note 20: Related Party Transactions

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly income was $595 during the three months ended March 31, 2026 and March 31, 2025, and recorded within Other Expense, net in the Company's condensed consolidated statements of operations.

During the quarter ended September 30, 2024, the Company entered into a consulting agreement with a related party for office space interior design services. The agreement was subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The monthly expense was $595 during the three months ended March 31, 2026 and March 31, 2025, and was recorded within General and Administrative expenses in the Company's condensed consolidated statements of operations.

On February 6, 2025, certain members of the Company's executive management team, including the Chief Operating Officer, established The Stan Lee Foundation (the "Foundation"), a nonprofit organization that was granted tax-exempt status under Section 501(c)(3) of the Internal Revenue Code. The Foundation operates independently and is not owned, governed, or controlled by the Company. The Company has no ongoing funding commitment to the Foundation and retains no financial interest in its operations or assets. From the Foundation's inception on February 6, 2025 through March 31, 2026, the Company provided administrative support to the Foundation totaling approximately $805. The Company does not expect to provide material financial support to the Foundation in future periods. The Company may engage with the Foundation in connection with community and reputational initiatives. The Foundation is not consolidated in the Company's condensed consolidated financial statements. The administrative support provided is not considered material to the Company's condensed consolidated financial statements.

On August 25, 2025, the Company entered into a new employment agreement with Mr. Heyward, the Company’s CEO, which replaced and superseded all prior employment agreements. The agreement revised certain compensation terms, including a new performance-based bonus structure contingent on market capitalization and net income thresholds as of December 31, 2025. The agreement further provides that Mr. Heyward will receive an award of 2,000,000 RSUs under the 2020 Plan and shall not be eligible to receive any other equity-based awards during the employment term. Subsequent to entering into the Heyward Employment Agreement, the Company and Mr. Heyward determined to revisit the terms of such equity grant. The Company and Mr. Heyward have not yet made a determination regarding the revised terms of such equity grant. Therefore, the RSUs issuable pursuant to his employment agreement were not issued to Mr. Heyward as of March 31, 2026. No bonuses were earned or accrued under this arrangement as of March 31, 2026.

Pursuant to the terms of the agreement, Mr. Heyward is entitled to an executive producer fee of $12,500 per episode for each episode he provides services as an executive producer, up to maximum 52 episodes per calendar year. During the three months ended March 31, 2026 and March 31, 2025, Mr. Heyward has not earned or was not paid any producer fees.

Note 21: Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

The following table presents the revenue and net earnings within the Company's two operating segments (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues:
Content Production and Distribution	$6,439	$8,637
Media Advisory and Advertising Services	799	867
Total Revenues	$7,238	$9,504

Net Loss:
Content Production and Distribution	$(6,009)	$(6,026)
Media Advisory and Advertising Services	(356)	(500)
Total Net Loss Attributable to Kartoon Studios, Inc.	$(6,365)	$(6,526)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues:
United States	$3,978	$4,726
Canada	892	3,026
United Kingdom	2,351	1,712
Other	17	40
Total Revenues	$7,238	$9,504

Additional considerations include the use of segment-level budgets and forecasts created by Mainframe Studios, Frederator and Kartoon Studios at the entity level. The additional financial information prepared by the segment managers is discussed at length in meetings with the CODM. The Company determines that the revenue information reviewed by the CODM, combined with the financial information discussed with the segment managers is sufficiently detailed to allow the CODM to assess each component’s performance and make resource allocation decisions. Kartoon Studios, Frederator and Mainframe Studios are separate entities, although according to ASC 280-10-50-11 all criteria are met in order to present results in aggregation.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	Three Months Ended March 31, 2026
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$6,439	$799	$7,238

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	4,837	72	4,909
General and Administrative Expenses	3,163	1,059	4,222
Segment results:	$(1,561)	$(332)	$(1,893)

Reconciliation of net (loss) income:
Depreciation Expense	$676	$43	$719
Interest Expense	233	–	233
Share-Based Compensation	191	–	191
Other	3,388	(19)	3,369
Net Loss Attributable to Non-Controlling Interests	(40)	–	(40)

Net Loss	$(6,009)	$(356)	$(6,365)

	Three Months Ended March 31, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$8,637	$867	$9,504

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	6,791	79	6,870
General and Administrative Expenses	3,674	1,266	4,940
Segment results:	$(1,828)	$(478)	$(2,306)

Reconciliation of net (loss) income:
Depreciation Expense	$639	$47	$686
Interest Expense	128	–	128
Share-Based Compensation	87	–	87
Other	3,409	(25)	3,384
Net Loss Attributable to Non-Controlling Interests	(65)	–	(65)

Net Loss	$(6,026)	$(500)	$(6,526)

In evaluating segment expenses, the CODM primarily focuses on cash operating costs and budget-to-actual variances, as these measures are most relevant to assessing operating performance and making resource allocation decisions. All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 22: Subsequent Events

Subsequent to March 31, 2026, the Company redeemed $1.0 million of its marketable securities.

Subsequent to March 31, 2026, the Company granted an additional 135,000 RSUs, with an aggregate grant-date fair value of approximately $0.1 million, to certain employees under the 2020 Plan. The RSUs vest over a three year service period and are subject to continued employment.

On April 8, 2026, the Company entered into a new agreement to settle an additional $1.1 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 2,001,797 shares of common stock, and to settle an additional past obligations up to $0.3 million in exchange for issuing 551,250 shares of common stock. The terms were consistent with the original arrangement. As of May 14, 2026, the Company settled $0.3 million of accounts payable in exchange for issuing 558,481 shares of common stock to CCI, and settled an additional $0.3 million of past obligations in exchange for issuing 551,250 shares of common stock to CCI.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain an understanding of our businesses, strategies, current trends, and future prospects. It should be noted that the following MD&A contains forward-looking statements that involve risks and uncertainties. The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three months ended March 31, 2026 and 2025. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026 (“The 2025 Annual Report”), and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Production Services

Animation Production Services: Our production services business is centered on delivering original and third-party commissioned animated content with a focus on production efficiency and scalability. Mainframe Studios, our primary production entity, is undertaking operational enhancements through the adoption of flexible production workflows, strategic outsourcing, and the integration of new technologies. These initiatives aim to optimize cost structures and streamline the production pipeline. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and three feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies. Mainframe Studios is currently engaged in the production of numerous owned IP and for-hire projects spanning a range of formats and target audiences, including Phoebe & Jay, It's Andrew, Unicorn Academy, and SuperKitties. This content is being produced for leading platforms and broadcasters such as Disney Junior, PBS Kids, Netflix, Canadian Broadcasting Corporation, and the Australian Broadcasting Corporation, among others. These projects are at various stages of production and delivery, with certain titles completed during the prior year and others expected to be delivered through 2026.

During 2025, we entered into active development and production on Hundred Acre Wood’s Winnie and Friends, an animated franchise series inspired by Winnie-the-Pooh by A.A. Milne. Structured as a serialized short-form series, the production is engineered for broad multi-platform distribution across AVOD, FAST, SVOD, in-store, and international platforms. Developed as a cornerstone franchise for Kartoon Studios, the series features an original yarn-based animation style combining digital tools with handcrafted textures to create a warm, storybook aesthetic enhanced by music and dance. The franchise includes a multi-phase rollout, consisting of major holiday specials, including Christmas, Halloween, Thanksgiving, and Easter, and is supported by an integrated global consumer products program spanning toys, apparel, home goods, publishing, collectibles, and retail partnerships. The series is scheduled to premiere with preliminary activities in Q4 2026, with a full launch across main distribution channels anticipated in Q1 2027.

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

Licensing and Royalties

Merchandising and Licensing: The Company enters into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of the Company’s symbolic IP (IP that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, such as a brand or logo). We believe the licensing and royalties business presents the most significant long-term growth opportunity. Strategic emphasis is being placed on the commercialization of the Stan Lee intellectual property portfolio and the launch of the Hundred Acre Wood’s: Winnie & Friends property, with a focus on both digital and physical consumer products, as well as location-based fan experiences. We intend to expand the use of our broader IP catalog in licensing programs in 2026 and beyond.

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

Recent Events

Section 3(a)(10) Accounts Payable Settlement

On August 27, 2025, we entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) with Continuation Capital, Inc. (“CCI”), to settle $1.8 million of outstanding accounts payable, in exchange for issuing 3,148,535 shares of common stock. Under the terms of the agreement, CCI makes payments to our vendors in cash and, in exchange, we issue shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. The transaction was carried out in stages and completed in the year ended December 31, 2025.

On November 18, 2025, we entered into a new agreement to settle an additional $1.0 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 1,695,072 shares of common stock. The terms were consistent with the original arrangement. As of March 31, 2026 we had completed the arrangement, settling a total of $1.0 million of accounts payable and issuing an aggregate of 1,695,072 shares of common stock. During the three months ended March 31, 2026, we settled an aggregate of $0.6 million of accounts payable, issued 977,360 shares of common stock to CCI, and recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the condensed consolidated statements of operations.

On April 8, 2026, we entered into a new agreement to settle an additional $1.1 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 2,001,797 shares of common stock, and to settle additional obligations up to $0.3 million in exchange for issuing 551,250 shares of common stock. The terms were consistent with the original arrangement.

Results of Operations

Our summary results for the three months ended March 31, 2026 and 2025 are below:

Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production Services	$4,093	$6,572	$(2,479)	(38%	)
Content Distribution	2,273	1,981	292	15%
Licensing and Royalties	73	84	(11)	(13%	)
Media Advisory and Advertising Services	799	867	(68)	(8%	)
Total Revenue	$7,238	$9,504	$(2,266)	(24%	)

Production Services

Production services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. The production services revenue for the three months ended March 31, 2026 was 38% lower than the production services revenue recognized during the three months ended March 31, 2025. The decrease was primarily due to the timing of production deliveries at Mainframe Studios, with several projects shifting from the first quarter into later periods in 2026, reducing the proportion of costs incurred relative to total estimated project costs. In contrast, the comparable prior year period benefited from multiple projects simultaneously entering advance production phases, resulting in a higher concentration of production activity and correspondingly higher revenue recognized under the percentage of completion method.

Content Distribution

Revenue related to content distribution on advertising-supported video on demand (“AVOD”) and subscription video on demand (“SVOD”), including advertising sales for the three months ended March 31, 2026, increased by 15% as compared to the three months ended March 31, 2025. The increase was primarily driven by revenue recognized from the delivery of episodes of Wow’s It’s Andrew! IP Project of $0.2 million, distribution revenue from other Wow IP of $0.6 million and an increase in sales activity of Ameba and Kartoon Channel divisions by $0.1 million. The increase was partially offset by a decline in content revenue from Frederator’s creator network on YouTube of $0.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in Frederator’s creator network revenue from YouTube was due to overall less viewership as compared to the prior year period.

Licensing and Royalties

Revenue related to our licensing and royalties for the three months ended March 31, 2026 decreased by 13% as compared to the three months ended March 31, 2025, primarily attributable to timing differences in revenue recognition from our existing license deals.

Media Advisory and Advertising Services

Revenue generated by media advisory and advertising services for the three months ended March 31, 2026 decreased by 8% as compared to the three months ended March 31, 2025, primarily due to lower net renewal activity and media purchases from clients, which were impacted by continued U.S. tariffs legislative uncertainty.

Expenses

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$192	$186	$6	3%
Direct Operating Costs	4,718	6,684	(1,966)	(29%	)
General and Administrative	5,131	5,713	(582)	(10%	)
Total Expenses	$10,041	$12,583	$(2,542)	(20%	)

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2026 increased by approximately 3% as compared to the three months ended March 31, 2025. The increase is considered immaterial, and overall marketing and sales spending remained largely consistent period-over-period, reflecting no significant changes in the Company's corporate awareness initiatives or advertising activities.

Direct Operating Costs

Direct operating costs during the three months ended March 31, 2026 consisted primarily of salaries and related expenses for the animation production services employees of Wow. Creator network channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of direct operating costs. The 29% decrease was primarily due to lower salary costs by $2.5 million driven by a lower headcount included in Production Services related to the delivered projects, that were in the advanced production stages in the prior year quarter compared to the current period. The decrease in direct operating costs was partially offset by an increase of $0.3 million in film amortization expense and an increase of $0.2 million in participation expenses arising from new contractual agreements entered into during the period as well as existing agreements, consistent with the corresponding increase in owned-IP revenue.

General and Administrative

The $0.6 million decrease in general and administrative expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by a decrease of $0.5 million in salaries and wages and a decrease of $0.3 million in professional fees, reflecting reduced use of external consulting services. The decrease was partially offset by an increase of $0.1 million in share-based compensation expense due to new awards granted in recent periods and an increase of $0.1 million in other administrative costs, mainly IT infrastructure and other equipment costs.

Impairment Charge

During the three months ended March 31, 2026 and March 31, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets, our indefinite-lived intangible assets for impairment. As a result, we concluded that impairment charges to those assets were not required. Furthermore, we concluded that no indicators of impairment or triggering events were identified during the periods.

Other Expense, net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest Expense (a)	$(233)	$(128)

Gain on Revaluation of Warrants (b)	–	446
Loss on Revaluation of Equity Investment in YFE (c)	(2,957)	(3,640)
Realized Gain on Marketable Securities Investments (d)	–	4
(Loss) Gain on Foreign Exchange (e)	(372)	667
Loss on Debt Settlement (f)	(124)	(944)
Interest Income (g)	35	54
Finance Lease Interest Expense (h)	(4)	(4)
Other (i)	53	33
Other Expense, net	$(3,369)	$(3,384)

Three Months Ended March 31, 2026 and March 31, 2025

(a)	Interest Expense during the three months ended March 31, 2026, primarily consisted of $0.2 million interest incurred on production facilities and on the factoring liability. Interest expense during the three months ended March 31, 2025, primarily consisted of $0.1 million of interest incurred on production facilities.
(b)	During the three months ended March 31, 2025, the Company recorded a $0.4 million fair value gain due to a revaluation of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants issued in December 2024. These warrants were classified as a liability in the quarter ended March 31, 2025.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $3.0 million and $3.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	The realized gain on marketable securities investments recorded during the three months ended March 31, 2025, reflects the gain on the sale of marketable securities prior to maturity date.
(e)	The loss on Foreign Exchange during the three months ended March 31, 2026, primarily related to the revaluation of the YFE investment, resulting in a loss of $0.1 million due to the Euro depreciating against the U.S. dollar as compared to prior period and a loss of $0.2 million due to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary. The gain on foreign exchange during the three months ended March 31, 2025 primarily related to the remeasurement of the YFE investment, resulting in a gain of $0.7 million, due to the depreciation of the U.S. dollar against the Euro relative to prior periods.
(f)	The loss on debt settlement recorded during the three months ended March 31, 2026, includes a loss of $0.1 million arising from the Section 3(a)(10) transaction completed during the quarter. The loss on debt settlement recorded during the three months ended March 31, 2025, includes a loss of $0.9 million related to the loan settlement agreement with YFE.
(g)	Interest Income during the three months ended March 31, 2026, primarily consisted of income from investments in marketable securities, net of premium amortization expense. Interest Income during the three months ended March 31, 2025, primarily consisted of income from investments in marketable securities, net of premium amortization expense, and interest income related to an Employee Retention Tax Credit (“ERTC”) receivable. Each of these sources was individually immaterial.
(h)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	During the three months ended March 31, 2026, other income of $28,000 was recognized from the recovery of previously written-off accounts receivable, and $24,810 from credit card and other rebates. During the three months ended March 31, 2025, other income of $32,522 was recognized primarily related to credit card rewards.

Liquidity, Going Concern, and Capital Resources

As of March 31, 2026, we had cash of $5.0 million, which increased by $2.1 million as compared to December 31, 2025. The increase was primarily due to cash provided by investing activities of $2.9 million, cash provided by financing activities of $1.8 million, and the effect of exchange rate of $0.2 million, offset by cash used in operating activities of $2.9 million. The cash provided by investing activities of $2.9 million was primarily due to proceeds from the sale and maturities of marketable securities. The cash provided by financing activities of $1.8 million, was primarily due to the drawdowns, net of repayments and debt issuance costs, from production facilities. The cash used in operating activities of $2.9 million was primarily due to net loss of $6.4 million, and net change in operating asset and liabilities of $2.3 million, partially offset by net change in non-cash adjustments of $5.9 million.

As of March 31, 2026, we held available-for-sale marketable securities with a fair value of $1.0 million. A decrease of $3.0 million as compared to December 31, 2025, was due to a sale of securities during the three months ended March 31, 2026. The available-for-sale securities consist principally of government debt securities and are also available as a source of liquidity.

Working Capital

As of March 31, 2026, we had total current assets of $30.7 million, including cash of $5.0 million, and marketable securities of $1.0 million, and our total current liabilities were $31.4 million. We had negative working capital of $0.7 million as of March 31, 2026 as compared to working capital of $2.3 million as of December 31, 2025. The decrease of $3.0 million was due to a decrease of $5.0 million in current assets, offset by a decrease of $2.0 million in current liabilities compared to the balances as of December 31, 2025. The decrease in current assets is primarily driven by a decrease of $6.3 million in accounts receivable related to the timing of contractual billing milestones in production projects, a decrease of $3.0 million in marketable securities investments due to the sale of a portion of the marketable securities, offset by an increase of $2.1 million in cash primarily due to proceeds from the sale of a portion of the marketable securities, an increase of $1.7 million in production tax credit receivable due to recognized credits for the ongoing projects, an increase of $0.3 million in prepaid expenses, and an increase of $0.2 million in other receivable due to collection of insurance proceeds related to previously filed claims. The decrease in current liabilities is primarily driven by a decrease of $5.0 million in accounts payable driven by the settlements under Section 3(a)(10) of the Securities Act, a decrease of $0.8 million in deferred revenue balance related to revenue recognized under the percentage-of-completion method on production projects, offset by an increase of $1.8 million in accrued expenses related mainly to billing timing and insurance policy renewals, and an increase of $1.8 million in production facilities due to advance stages of production projects. During the three months ended March 31, 2026, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Going Concern

Based on our current expected level of operating expenditures and the cash and cash equivalents on hand at March 31, 2026, management concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance of the accompanying condensed consolidated financial statements. Historically, we have financed our operations primarily through revenue generated from operations, loans and sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner going forward. We continue to navigate macroeconomic challenges in the animation and advertising industries, including ongoing government tariffs and intensified competition. In the prior periods, we have demonstrated resilience in our financing activities, having successfully raised net proceeds through public offerings. In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. For example, during the three months ended March 31, 2026, in order to improve liquidity, we settled $0.6 million of outstanding accounts payable in a transaction under Section 3(a)(10) of the Securities Act. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, financing arrangements or entering into collaborative, strategic, and/or licensing transactions. Our ability to sell securities registered under our registration statement on Form S-3 is limited until such time that the market value of our voting securities held by non-affiliates is $75 million or more. In addition, the number of shares of common stock and securities convertible or exercisable for common stock that we can sell, under certain circumstances, will be limited by NYSE American rules and regulations. If we are able to raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing shareholders will be diluted. The issuance of debt can result in restrictive covenants that limit operations. There can be no assurance that we will be able to complete any financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Comparison of Cash Flows for the Three Months Ended March 31, 2026 and March 31, 2025

Our total cash as of March 31, 2026 and March 31, 2025 was $5.0 million and $2.8 million, respectively.

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net Cash Used in Operating Activities	$(2,856)	$(1,822)	$(1,034)
Net Cash Provided by (Used in) Investing Activities	2,939	(1,186)	4,125
Net Cash Provided by (Used in) Financing Activities	1,781	(2,567)	4,348
Effect of Exchange Rate Changes on Cash	209	(38)	247
Increase (Decrease) in Cash and Restricted Cash	$2,073	$(5,613)	$7,686

Change in Operating Activities

Items necessary to reconcile net loss to cash used in operating activities included net non-cash expenses of $5.9 million for the three months ended March 31, 2026 as compared to net non-cash expenses of $4.6 million for the three months ended March 31, 2025. The increase of $1.3 million in non-cash expenses compared to prior year was primarily due to an increase of $0.6 million non-cash adjustment due to stock issued for services, the absence of $0.4 million gain on warrant revaluation recorded in prior year, an increase of $0.3 million in Film and Television amortization related to the projects delivered in prior year, an increase of $0.1 million in stock-based compensation expense due to new awards granted, and a loss of $0.8 million related to accounts payable debt settlement transactions. Additionally, we recorded a noncash reduction of $0.6 million in accounts payable due to corresponding stock issuances to CCI. These movements were offset by a $0.8 million net decrease in loss on debt settlement, reflecting a $1.0 million loss on the related party loan settlement in the prior year compared to a $0.2 million loss on accounts payable settlement transactions in the current year.

Change in cash used in operating activities also includes fluctuations in working capital, including movements in operating assets and liabilities. Working capital adjustments reflect timing differences between the recognition of revenues and expenses and the related cash receipts or payments. Operating asset and liability activities resulted in a decrease of $2.3 million in cash during the three month ended March 31, 2026, and an increase of $0.2 million in cash during the three month ended March 31, 2025. The changes resulted in a net decrease in operating asset and liability cash flows of $2.5 million compared to prior year. This was primarily due to a decrease in net cash flows generated by the operating assets activity by $3.1 million, partially offset by a decrease in cash flows used by the operating liabilities by $0.6 million. The decrease in cash flows from operating activities by $3.1 million was primarily driven by a lower reduction in operating assets during the year, which generated less cash than in the comparative period. This was due to lower net receipts of tax credits during the current period by $4.1 million and higher capitalized costs related to ongoing productions by $1.2 million, and an unfavorable impact of $0.1 million attributable to other receivables, offset by cash flows generated by net receipts of outstanding accounts receivable by $1.9 million and less cash spent on prepaid services by $0.4 million. The decrease in cash flows used by the operating liabilities by $0.6 million was primarily due to generally less accounts payable settled in cash by $1.0 million, an increase of $0.5 million in accrued expenses representing additional costs recognized during the period that were outstanding as of March 31, 2026, offset by an unfavorable impact of deferred revenue movement of $0.8 million representing revenue recognized related to cash received in advance in prior periods, and a decrease of $0.1 million related to timing of Mainframe production costs accruals.

Change in Investing Activities

The increase in cash provided by investing activities of $4.1 million was primarily due to an increase in proceeds from the sales and maturities of marketable securities of $2.3 million during the three months ended March 31, 2026. In addition, during the three months ended March 31, 2025, we invested a portion of the financing proceeds from the prior year offering in the marketable securities totaling to $1.8 million.

Change in Financing Activities

The increase in cash provided by financing activities of $4.3 million was primarily due to a decrease in repayments of our production facilities and margin loan of $5.0 million, and a decrease in borrowings from our margin loan and production facilities of $0.7 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $30.1 million as of March 31, 2026, of which $20.1 million could be owed within one year. Included in the amount that could be due within one year is the production facilities balance of $13.7 million.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of March 31, 2026, we had $0.3 million in commitments for capital expenditures, related to equipment leases.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2025 Annual Report and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2025 Annual Report describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026 our disclosure controls and procedures ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2026, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject other than as described below.

Securities Litigation:

On February 4, 2025, the District Court issued an order granting in part and denying in part the renewed motion to dismiss and denying Plaintiffs’ motion for leave to file a sur-reply. The District Court dismissed all claims against Mr. Denton, and claims against the Company and Mr. Heyward based on all but one of the complained-of statements. However, the District Court determined that Plaintiffs had adequately pled a Section 10(b) claim based on March 2020 statements concerning the number of times that the Rainbow Rangers cartoon was airing on Nickelodeon. As to the other alleged misstatements that were dismissed, and as to any claims against Mr. Denton, the District Court granted Plaintiffs leave to amend their pleading another time. On March 3, 2025, Plaintiffs filed a Third Amended Complaint, seeking again to assert claims against the Company and Mr. Heyward related to the four alleged misstatements that survived the Ninth Circuit appeal; they did not replead any claims against Mr. Denton. On April 14, 2025, defendants filed a motion to dismiss the Third Amended Complaint. On August 5, 2025, the District Court issued a decision that granted in part and denied in part Defendants’ motion to dismiss Plaintiffs’ Third Amended Complaint. Two of the four alleged misstatements were dismissed with prejudice. Plaintiffs were granted leave to amend as to one of the alleged misstatements, and the Court denied the motion as to the fourth misstatement. Plaintiffs elected not to further amend their complaint, leaving only one alleged misstatement at issue in the case. This one alleged misstatement, which appeared in a press release issued March 17, 2020, and repeated in a shareholder letter issued March 20, 2020, stated that the Nickelodeon cable platform Nick, Jr., had increased its airing of the Company’s cartoon series Rainbow Rangers to 26 times a week. Plaintiffs claim this was false, and that the misstatement was issued with an intent to deceive investors. Defendants have denied and continue to deny any wrongdoing. Given that only a small portion of the Third Amended Complaint remains, and with no case schedule in place, Defendants filed a request with the Court to set a status conference pursuant to Federal Rule of Civil Procedure 16 to limit the scope of discovery, to phase discovery, and to modify the normal rule requiring an allegation-by-allegation response to the Third Amended Complaint. The Court granted the request and held the conference on January 12, 2026. The Court issued an order referring the case to Magistrate Judge Oliver to resolve questions about the scope of discovery and concerning proposals by Defendants to streamline the Defendants’ formal Answer to the Third Amended Complaint, in both cases to focus on the small portion of the Third Amended Complaint remaining. Since that time, the parties have served discovery demands and responses, and Judge Oliver has resolved a number of discovery disputes in a manner that has limited the scope of discovery being sought by Plaintiffs. Additionally, Plaintiffs designated a few dozen paragraphs of their Third Amended Complaint that they felt should be formally answered by Defendants, and Defendants have filed their Answer. Discovery is ongoing, with the parties scheduled to file a further report with Magistrate Oliver on May 11, 2026, to address the status of discovery and any further disputes that have arisen or may arise. The Court has not issued a scheduling order. The Company cannot predict the outcome of the securities class action.

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

In connection with the Augenbaum lawsuit and as previously reported, six of the investor/investor-group Defendants (the “demanding defendants”) have made demands on the Company for indemnification pursuant to terms of an indemnity provision of the March 2020 securities purchase agreements under which they invested in the Company.

Regarding these demands (and the potential for additional demands from other Defendants), the Company has rejected each of the demands on multiple grounds. Two of the demanding defendants, the Iroquois investors and the Empery investors, have filed lawsuits alleging breach of contract and seeking declaratory relief in the Supreme Court of New York, Commercial Division, seeking damages of more than $5.2 million, and more than $3.5 million, respectively. These lawsuits are described separately below. As of the date of this memorandum, the Iroquois action has been voluntarily dismissed without prejudice, and the Empery action remains pending in federal court awaiting an order of remand to state court.

Iroquois Action. On or about January 8, 2026, Iroquois Master Fund Ltd. and Iroquois Capital Investment Group, LLC filed an action against the Company in the Supreme Court of the State of New York, New York County, styled Iroquois Master Fund Ltd., et al. v. Kartoon Studios, Inc., Index No. 650077/2026. The complaint asserted breach of contract and sought declaratory relief in connection with the Company's denial of the Iroquois plaintiffs' indemnification demands, with monetary damages of approximately $5.2 million representing defense expenses the Iroquois plaintiffs claimed to have incurred to date in Augenbaum, together with a declaration that the Company is obliged to advance their defense expenses on an ongoing basis. On February 3, 2026, the Company removed the action to the United States District Court for the Southern District of New York, where it was styled Iroquois Master Fund Ltd., et al. v. Kartoon Studios, Inc., Case No. 1:26-cv-00938 (S.D.N.Y.). The Company filed a Notice of Related Action, and on February 20, 2026, the case was accepted as related to Augenbaum and assigned to Judge Subramanian. The parties submitted, and the Court approved, a stipulation extending the time for the Company to respond to the complaint until March 12, 2026. On March 13, 2026, before the Company filed any responsive pleading, the Iroquois plaintiffs voluntarily dismissed the action without prejudice pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(i), and the case was terminated on March 16, 2026. Because the dismissal was without prejudice, the Iroquois plaintiffs are not precluded from refiling. The Company is not aware of any refiling as of the date of this memorandum.

Empery Action. On February 12, 2026, four affiliated Empery entities filed an action against the Company in the Supreme Court of the State of New York, New York County, styled Empery Asset Master Ltd., et al. v. Kartoon Studios, Inc., Index No. 650906/2026, alleging breach of contract and seeking declaratory relief in connection with the Company's denial of their indemnification demands, with damages of approximately $3.5 million plus a declaration that the Company is obliged to advance their defense expenses on an ongoing basis. On March 6, 2026, the Company removed the action to the U.S. District Court for the Southern District of New York, where it is styled Empery Asset Master Ltd., et al. v. Kartoon Studios, Inc., Case No. 1:26-cv-01872 (S.D.N.Y.) and has been related to Augenbaum before Judge Subramanian. Plaintiffs challenged removal on diversity grounds, and on March 9, 2026, the parties jointly stipulated to remand the action to state court. As of the date of this memorandum, the Court has not yet entered an order of remand, and the federal action accordingly remains pending. The Company cannot predict the outcome of the Empery lawsuit, or whether other demanding defendants will file similar actions.

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

In all of the aforementioned active proceedings, the Company has denied and continues to deny any allegations of wrongdoing directed against it. The Company intends to defend the claims asserted against it vigorously. The Company maintains a program of directors’ and officers’ liability insurance, which, subject to the insurers’ reservations of rights, has to this point offset a substantial portion of the costs incurred in defending the Securities Litigation and the Shareholder Derivative Actions, as well as the Augenbaum lawsuit.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors set forth in our 2025 Annual Report.

We must raise additional capital to fund our operations in order to continue as a going concern.

As of March 31, 2026, we had an accumulated deficit of $770.2 million and total stockholders’ equity of $22.6 million. As of March 31, 2026, we had total current assets of $30.7 million, including cash of $5.0 million, and total current liabilities of $31.4 million. We had negative working capital of $0.7 million as of March 31, 2026, compared to working capital of $2.3 million as of December 31, 2025. Management has evaluated the significance of these conditions in relation to our ability to meet our obligations and concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year subsequent to the issuance of the accompanying consolidated financial statements. In order to address our capital needs, we will need to raise further capital through the sale of equity or debt securities, financing arrangements or by entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that we will be able to complete any such financing, collaborative or strategic transactions in a timely manner or on acceptable terms, or at all. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise additional capital. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred net losses since inception.

We have a history of operating losses and incurred net losses in each fiscal quarter since our inception. During the three months ended March 31, 2026, we generated total revenues of $7.2 million and incurred a net loss of $6.4 million, while for the same period the previous year, we generated total revenue of $9.5 million and incurred a net loss of $6.6 million, respectively. These losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital. The financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements are issued.

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

The U.S. government has indicated its intent to adopt, and in certain cases has implemented, a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods. Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policies, making it more difficult or costly for us to conduct our international and domestic operations. In May 2025, President Trump announced an intention to impose tariffs on films made outside of the United States, which he reiterated in September 2025 and again in January 2026. Although our parent company is based in the United States, our primary animation production operations are located in Canada. To date, no formal executive order or implementing regulations specific to filmed or animated content have been issued, and the scope and extent of any such proposed measures remain undefined.

The broader legal landscape governing U.S. tariff authority has also evolved materially. In February 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, invalidating a broad set of tariffs that had been imposed under that authority. Following the ruling, the administration moved promptly to impose new tariffs under alternative statutory authorities, signaling its continued intent to pursue tariff measures through other available legal mechanisms. Additionally, a World Trade Organization moratorium on customs duties applicable to electronic transmissions, which had previously served as a potential constraint on the imposition of tariffs on digitally distributed content, expired in March 2026. The full implications of these developments for the potential imposition of tariffs on filmed or animated content remain uncertain.

There is a risk that tariff measures could be extended to include animated content produced internationally. Our business operations, financial condition, and results of operations could be significantly affected by such measures, as well as by the potential expansion of existing tariffs or the implementation of new tariffs, trade restrictions, or retaliatory measures by other countries that could disrupt our established operations. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lower profit margins on certain services.

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

A small number of customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. During the three months ended March 31, 2026, three customers each accounted for more than 10% of our total consolidated revenue. These customers accounted for an aggregate of 59.6% of our total revenue. As of March 31, 2026, we had four customers, the accounts receivable for each of which exceeded 10% of our total accounts receivable. These customers accounted for an aggregate of 62.4% of the total accounts receivable as of March 31, 2026. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of May 14, 2026, approximately 56,713,071 shares of common stock of the 59,142,534 shares of common stock issued are outstanding and freely trading. As of March 31, 2026, there were 39,960,004 warrants outstanding. Lastly, as of March 31, 2026, there are 871,998 shares of common stock underlying outstanding options granted, 2,579,478 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 7,183,707 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company did not make any unregistered sales of equity securities that were not disclosed in SEC filings.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) Disclosure in Lieu of Current Report on Form 8-K

None.

(b) Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
10.1†#	Revised Employment Agreement between the Company and Andrew Heyward dated August 25, 2025
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

_______

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit and schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

May 14, 2026	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

May 14, 2026		/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

