Form 10-Q
period 2026-06-30
Kartoon Studios, Inc.
filed 2026-08-14
CIK 1355848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Registrant’s telephone number, including area code: 310-273-4222

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TOON	The NYSE American
Preferred Stock Purchase Rights	N/A	The NYSE American

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

As of August 13, 2026, the registrant had 62,204,105 shares of common stock outstanding.

Kartoon Studios, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Kartoon Studios, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,742	$2,943
Investments in Marketable Securities (amortized cost of $32,754 and $3,953, respectively)	32,763	3,978
Accounts Receivable (net of allowance of $7 and $3, respectively)	2,059	9,632
Tax Credits Receivable (net of allowance of $427 and $423, respectively)	17,494	16,800
Other Receivable	1,346	1,571
Prepaid Expenses and Other Assets	1,643	841
Total Current Assets	63,047	35,765

Noncurrent Assets:
Property and Equipment, net	1,327	1,635
Operating Lease Right-of-Use Assets, net	4,511	5,114
Finance Lease Right-of-Use Assets, net	210	312
Film and Television Costs, net	7,283	4,878
Investment in Your Family Entertainment AG	1,863	5,481
Intangible Assets, net	16,178	17,604
Other Assets	114	118
Total Assets	$94,533	$70,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,666	$12,115
Participations Payable	1,161	1,024
Accrued Expenses	1,776	744
Accrued Salaries and Wages	1,390	1,370
Deferred Revenue	2,732	4,391
Production Facilities, net	12,928	11,819
Current Portion of Operating Lease Liabilities	1,080	1,077
Current Portion of Finance Lease Liabilities	116	156
Due to Related Party	–	5
Standstill Agreement Payable	4,000	–
Other Current Liabilities	750	750
Total Current Liabilities	31,599	33,451

Noncurrent Liabilities:
Deferred Revenue	3,415	3,369
Operating Lease Liabilities, net of Current Portion	3,829	4,488
Finance Lease Liabilities, net of Current Portion	86	144
Deferred Tax Liability, net	1,181	1,225
Factoring Liability	776	689
Other Noncurrent Liabilities	22	8
Total Liabilities	40,908	43,374

Commitments and Contingencies (Note 19)	–

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	–	–
0% Series A Convertible Preferred Stock, $0.001 par value, 6,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	–	–
Series B Preferred Stock, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	–	–
Series C Preferred Stock, $0.001 par value, 50,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	–	–
Common Stock, $0.001 par value, 190,000,000 shares authorized, 62,629,255 and 55,282,150 shares issued and 62,204,105 and 54,857,000 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	62	55
Additional Paid-in Capital	799,305	793,814
Treasury Stock at Cost, 425,150 shares of common stock as of June 30, 2026 and December 31, 2025	(604)	(604)
Accumulated Deficit	(743,197)	(763,817)
Accumulated Other Comprehensive Loss	(3,188)	(3,238)
Total Kartoon Studios, Inc. Stockholders’ Equity	52,378	26,210
Non-Controlling Interests in Consolidated Subsidiaries	1,247	1,323
Total Stockholders’ Equity	53,625	27,533

Total Liabilities and Stockholders’ Equity	$94,533	$70,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Production Services	$3,459	$7,359	$7,552	$13,931
Content Distribution	1,853	1,992	4,126	3,973
Licensing and Royalties	61	86	134	170
Media Advisory and Advertising Services	448	842	1,247	1,709
Total Revenues	5,821	10,279	13,059	19,783

Operating Expenses:
Marketing and Sales	139	167	331	353
Direct Operating Costs	4,634	7,113	9,352	13,797
General and Administrative	4,458	6,214	9,589	11,927
Total Operating Expenses	9,231	13,494	19,272	26,077

Loss from Operations	(3,410)	(3,215)	(6,213)	(6,294)

Interest Expense	(175)	(165)	(408)	(293)
Other Income (Expense), net	31,107	(2,887)	27,738	(6,271)

Profit (Loss) Before Income Tax Expense	27,522	(6,267)	21,117	(12,858)

Income Tax Expense	(573)	–	(573)	–

Net Income (Loss)	26,949	(6,267)	20,544	(12,858)

Net Loss Attributable to Non-Controlling Interests	36	104	76	169

Net Income (Loss) Attributable to Kartoon Studios, Inc.	$26,985	$(6,163)	$20,620	$(12,689)

Net Income (Loss) per Share (Basic)	$0.41	$(0.13)	$0.32	$(0.27)
Net Income (Loss) per Share (Diluted)	$0.38	$(0.13)	$0.30	$(0.27)

Weighted Average Shares Outstanding (Basic)	66,155,559	47,805,923	64,457,474	47,252,544
Weighted Average Shares Outstanding (Diluted)	70,969,988	47,805,923	68,184,187	47,252,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$26,949	$(6,267)	$20,544	$(12,858)
Change in Accumulated Other Comprehensive Income (Loss):
Change in Unrealized (Loss) Gain on Marketable Securities	(6)	11	(16)	45
Realized Losses on Marketable Securities Reclassified from AOCI into Earnings	–	32	–	28
Foreign Currency Translation Adjustments	57	37	66	68
Total Change in Accumulated Other Comprehensive Income (Loss)	51	80	50	141
Total Comprehensive Income (Loss)	$27,000	$(6,187)	$20,594	$(12,717)
Net Loss Attributable to Non-Controlling Interests	36	104	76	169
Total Comprehensive Income (Loss) Attributable to Kartoon Studios, Inc.	$27,036	$(6,083)	$20,670	$(12,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2025	54,857,000	$55	–	$–	$793,814	425,150	$(604)	$(763,817)	$(3,238)	$1,323	$27,533

Issuance of Common Stock for Services	625,346	1	–	–	583	–	–	–	–	–	584
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	69,122	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock for Accounts Payable Settlement	977,360	1	–	–	682	–	–	–	–	–	683
Share Based Compensation	–	–	–	–	191	–	–	–	–	–	191
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(10)	–	(10)
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	9		9
Net Loss	–	–	–	–	–	–	–	(6,365)	–	(40)	(6,405)

Balance, March 31, 2026	56,528,828	$57	–	$–	$795,270	425,150	$(604)	$(770,182)	$(3,239)	$1,283	$22,585

Issuance of Common Stock for Services	2,087,519	2	–	–	1,503	–	–	–	–	–	1,505
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	34,711	–	–	–	–	–	–	–	–	–	–
Issuance of Common Stock for Accounts Payable Settlement	2,553,047	2	–	–	1,770	–	–	–	–	–	1,772
Share Based Compensation	–	–	–	–	193	–	–	–	–	–	193
Warrant exercise	1,000,000	1	–	–	569	–	–	–	–	–	570
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	(6)	–	(6)
Foreign Currency Translation Adjustment	–	–	–	–	–	–	–	–	57	–	57
Net Income (Loss)	–	–	–	–	–	–	–	26,985	–	(36)	26,949

Balance, June 30, 2026	62,204,105	$62	–	$–	$799,305	425,150	$(604)	$(743,197)	$(3,188)	$1,247	$53,625

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Interest	Total
December 31, 2024	46,209,081	$46	–	$–	$777,930	75,997	$(340)	$(739,286)	$(3,379)	$1,489	$36,460

Issuance of Common Stock for Services	14,990	–	–	–	3	–	–	–	–	–	3
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	99,177	1	–	–	27	134	–	–	–	–	28
Share Based Compensation	–	–	–	–	87	–	–	–	–	–	87
Stock Options Granted to Consultants	–	–	–	–	8	–	–	–	–	–	8
Warrant exercise	1,462,000	1	–	–	–	–	–	–	–	–	1
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	30	–	30
Currency Translation Adjustment	–	–	–	–	–	–	–	–	31	–	31
Net Loss	–	–	–	–	–	–	–	(6,526)	–	(65)	(6,591)

Balance, March 31, 2025	47,785,248	$48	–	$–	$778,055	76,131	$(340)	$(745,812)	$(3,318)	$1,424	$30,057

Issuance of Common Stock for Services	77,292	–	–	–	52	–	–	–	–	–	52
Issuance of Common Stock for Vested Restricted Stock Units, Net of Shares Withheld for Taxes	44,029	–	–	–	–	135	–	–	–	–	–
Proceeds from Securities Purchase Agreement, Net	–	–	–	–	–	–	–	–	–	–	–
Share Based Compensation	–	–	–	–	48	–	–	–	–	–	48
Stock Options Granted to Consultants	–	–	–	–	(4)	–	–	–	–	–	(4)
Warrant Reclassification	–	–	–	–	5,709	–	–	–	–	–	5,709
Realized Loss Reclassified from AOCI to Earnings, net change in Unrealized Loss	–	–	–	–	–	–	–	–	43	–	43
Currency Translation Adjustment	–	–	–	–	–	–	–	–	37	–	37
Net Loss	–	–	–	–	–	–	–	(6,163)	–	(104)	(6,267)

Balance, June 30, 2025	47,906,569	$48	–	$–	$783,860	76,266	$(340)	$(751,975)	$(3,238)	$1,320	$29,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$20,544	$(12,858)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Amortization of Film and Television Costs	549	107
Depreciation and Amortization of Property, Equipment and Intangible Assets	1,345	1,277
Amortization of Right-of-Use Assets	550	530
Amortization of Premium on Marketable Securities	–	7
Share Based Compensation Expense	384	135
Loss on Settlement of Related Party Note	–	1,344
Loss on Debt Settlement	754	–
Gain on Early Lease Termination	–	(4)
Loss on Revaluation of Equity Investments in Your Family Entertainment AG	3,471	7,418
Unrealized Loss (Gain) on Foreign Currency of Equity Investments in Your Family Entertainment AG	147	(1,761)
Accounts Payable Settled in Stock	1,702	–
Standstill Agreement Payable	4,000	–
Loss on Warrant Revaluation	–	232
Realized Loss on Marketable Securities	–	28
Stock Issued for Services	2,089	81
Stock Options Issued for Services	–	4
Credit Loss Expense	24	61
Non-cash Interest Expense	87	–
Other Non-Cash Items	–	13

Decrease (Increase) in Operating Assets:
Accounts Receivable	7,539	5,050
Other Receivable	221	(149)
Tax Credits Earned (less capitalized)	(3,975)	(5,889)
Tax Credits Received, net	2,716	5,069
Film and Television Costs, net	(3,041)	(1,952)
Prepaid Expenses and Other Assets	(815)	(750)

Increase (Decrease) in Operating Liabilities:
Accounts Payable	(6,425)	(5,221)
Accrued Salaries and Wages	47	656
Accrued Expenses	1,035	872
Accrued Production Costs	298	11
Participations Payable	142	(366)
Deferred Revenue	(1,479)	213
Lease Liability	(491)	(447)
Due From Related Party	–	3
Other Liabilities	14	(4)
Net Cash Provided by (Used in) Operating Activities	$31,432	$(6,290)

Kartoon Studios, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

(Continued)

Cash Flows from Investing Activities:
Proceeds from Sales and Maturities of Marketable Securities	4,003	3,152
Investment in Marketable Securities	(32,754)	(1,771)
Purchase of Property and Equipment	(75)	(80)
Net Cash Provided by (Used in) Investing Activities	$(28,826)	$1,301

Cash Flows from Financing Activities:
Proceeds from Margin Loan	3,653	5,223
Repayments of Margin Loan	(3,702)	(6,005)
Proceeds from Production Facilities	3,741	5,221
Repayment of Production Facilities	(2,494)	(4,476)
Principal Payments on Finance Lease Obligations	(94)	(208)
Debt Issuance Costs	(2)	(29)
Proceeds from Warrant Exercise	570	1
Net Cash Provided by (Used in) Financing Activities	$1,672	$(273)

Effect of Exchange Rate Changes on Cash	521	(555)

Net Increase (Decrease) in Cash	4,799	(5,817)
Beginning Cash	2,943	8,385
Ending Cash	$7,742	$2,568

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$31	$35
Cash Paid for Taxes	$–	$–

Non-Cash Operating Activities
Reduction in Leased Asset Due to Modified Lease Liability	$–	$106

Non-Cash Financing and Investing Activities
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	$10	$356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kartoon Studios, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

Kartoon Studios’ owned and produced titles include Stan Lee’s Superhero Kindergarten (starring Arnold Schwarzenegger), Llama Llama (starring Jennifer Garner), Rainbow Rangers, KC! Pop Quiz, and Shaq’s Garage (starring Shaquille O’Neal). The Company’s library also includes titles such as Baby Genius, Thomas Edison’s Secret Lab, Warren Buffett’s Secret Millionaires Club, Team Zenko Go!, Reboot, Bee & PuppyCat: Lazy in Space, and Castlevania. The Company maintains a strategy of leveraging owned IP and third-party relationships to expand distribution and consumer product licensing. The Company is also developing Hundred Acre Wood’s: Winnie and Friends, a new franchise property inspired by A.A. Milne’s Winnie the Pooh, consisting of 78 full-length streaming episodes, over 200 short-form episodes, holiday specials, and a global consumer products program. The main launch is anticipated in Q1 2027, with plans to expand across experiential activations and live events.

Kartoon Studios also owns Wow Unlimited Media Inc. (“Wow”), through which the Company holds its interest in Mainframe Studios, one of North America’s largest animation production studios. Founded in 1993 and headquartered in Vancouver, British Columbia, Mainframe created ReBoot, the first fully CG-animated television series. Mainframe operates primarily as a producer-for-hire for major streaming platforms, broadcasters, and intellectual property holders. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and 3 feature films, including titles such as It’s Andrew!, Phoebe and Jay, Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies.

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

The Company holds a controlling interest in Stan Lee Universe, LLC (“SLU”), which owns the IP rights to Stan Lee’s name, likeness, signature, and associated IP assets. Existing licensing arrangements include a non-exclusive license with Marvel for Stan Lee’s likeness to appear in Marvel films and a separate non-exclusive license with the Walt Disney Company for use of Stan Lee’s likeness in Walt Disney theme parks. Additional brand partnerships include an agreement with Madame Tussauds. The Company considers the SLU to be a core component of its IP portfolio and is currently developing plans for expanded commercialization across animation, publishing, licensing, and global consumer products in connection with its 2026 strategic initiatives.

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

On November 18, 2025, the Company entered into a new agreement to settle an additional $1.0 million of outstanding accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 1,695,072 shares of common stock. The terms were consistent with the original arrangement and were approved by a court after a public hearing. The settlement arrangement was carried out in stages and completed through the first quarter of 2026, settling a total of $1.0 million of accounts payable and issuing an aggregate of 1,695,072 shares of common stock to CCI. During the six months ended June 30, 2026, the Company settled an aggregate of $0.6 million of accounts payable, issued 977,360 shares of common stock to CCI, and recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations.

On April 8, 2026, the Company entered into a new agreement to settle an additional $1.1 million of accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 2,001,797 shares of common stock, and to settle additional obligations up to $0.3 million in exchange for issuing 551,250 shares of common stock. The terms were consistent with the original arrangement. The settlement arrangement was carried out in stages and completed as of June 30, 2026. During the three months ended June 30, 2026, the Company recognized a loss of $0.6 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations.

October 2025 Financing

On October 22, 2025, pursuant to the terms of a securities purchase agreement (the “October 2025 Purchase Agreement”) entered into with an institutional investor (the “October 2025 Investor”), the Company closed a registered direct offering (the “Registered Direct Offering”) of 3,000,000 shares (the “October 2025 Shares”) of its common stock, and pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 6,903,049 shares of common stock to the October 2025 Investor. In a concurrent private placement (the “Concurrent Private Placement” and, together with the Registered Direct Offering, the “October Offerings”), pursuant to the October 2025 Purchase Agreement, the Company also sold to the October 2025 Investor unregistered warrants (the “October 2025 Common Warrants”) to purchase up to 9,903,049 shares of common stock, with an exercise price of $0.738 per share. Each October 2025 Share and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.738, and each October 2025 Pre-Funded Warrant and privately placed October 2025 Common Warrant was sold at a combined public offering price of $0.737, for aggregate gross proceeds at closing of approximately $7.3 million, prior to deducting placement agent fees and other offering expenses. In connection with the October Offerings, the Company paid to the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the sale of the securities sold in this offering, plus $75,000 as a reimbursement of certain out-of-pocket expenses. The placement agent also is entitled to receive 7% of the gross proceeds received from the exercise of any of the October 2025 Common Warrants, if any. In addition, the Company issued warrants (the “Placement Agent Warrants”) to purchase 693,213 shares of common stock to the placement agent and its designees with an exercise price of $0.8118 per share. A registration statement on Form S-1 registering the resale of common stock to be issued upon exercise of the Placement Agent Warrants and the October 2025 Common Warrants was declared effective on December 9, 2025.

Section 16(b) Litigation Settlement

Between May 29, 2026 and June 11, 2026, the Company entered into settlement agreements with six defendants (the “Settling Parties”) in the action styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 (S.D.N.Y.), an action brought under Section 16(b) of the Securities Exchange Act of 1934 by a stockholder on behalf of and for the benefit of the Company, in which the Company is named only as a nominal defendant, seeking disgorgement of alleged short-swing profits realized by certain investors in the Company’s 2020 private placements. The Settling Parties agreed to pay the Company aggregate settlement amounts of $78.5 million minus fees and expenses of plaintiff’s counsel (in an amount not yet determined), subject to certain terms and conditions, and the parties agreed to mutual releases. Pursuant to the settlement agreements, 50% of each settlement amount, or $39.2 million in the aggregate, was paid directly to the Company during June 2026, and the remaining 50% was deposited into escrow to fund the court-awarded fees and expenses of plaintiff’s counsel, with any residual balance payable to the Company after the applicable approval orders become final. The Company recognized the $39.2 million received as a non-recurring, non-operating gain, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations for the three months ended June 30, 2026. In accordance with Accounting Standards Codification (“ASC”) 450-30-25-1, any residual amounts distributable to the Company from escrow constitute a gain contingency and will be recognized if and when realized. In connection with the settlement with the Anson Investments Master Fund LP and its affiliates (collectively, the “Anson Parties”), on June 10, 2026, the Company entered into a standstill and voting agreement with the Anson Parties, under which the Company agreed to pay the Anson parties $4.0 million and the Anson Parties agreed to certain voting commitments and standstill restrictions through June 11, 2027. The Company recognized this amount as a non-operating loss, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations for the three months ended June 30, 2026.

Adoption of Stockholder Rights Plan and Related Measures

On July 1, 2026, the Board of Directors adopted a Preferred Stock Rights Agreement (a stockholder rights plan), filed a related Certificate of Designation designating 300,000 shares of a new Series D Participating Preferred Stock, and adopted amendments to the Company’s Bylaws. The stockholder rights plan is intended as a protective measure to guard against coercive or unfair takeover tactics and the accumulation of a controlling interest in the Company without negotiation with our Board. The Series D Participating Preferred Stock was designated solely to support the stockholder rights plan; no shares have been issued, and the rights issued under the plan become exercisable only upon the occurrence of certain triggering events. These actions did not affect the Company’s financial condition, results of operations or shares of common stock outstanding as of or for the period covered by this report. For additional information, see Note 22, Subsequent Events, to the Company’s condensed consolidated financial statements, and Part II, Item 1A, Risk Factors included in this report, as well as our Form 8-K filed with the SEC on July 2, 2026, as amended on July 6, 2026, and our Registration Statement on Form 8-A filed on July 2, 2026.

Sale of Frederator Networks, Inc.

On July 8, 2026, the Company sold all of the issued and outstanding common stock of Frederator Networks, Inc. (“Frederator Networks”), which operated the Frederator Network channel business, to Project Robot LLC, an unaffiliated third party, pursuant to a stock purchase agreement dated June 18, 2026. Kartoon Studios will retain key intellectual property of Frederator Studios, LLC, a wholly owned subsidiary of the Company, including Bee and PuppyCat, Bravest Warriors, Castlevania, and Catbug, for distribution and product licensing opportunities. The transaction was part of the Company’s strategic realignment to focus on monetization of premium intellectual property and franchise development. Upon closing, the Company ceased to have a controlling financial interest in Frederator Networks. The base purchase price under the purchase agreement was $0.5 million in cash, subject to customary post-closing adjustments for net working capital, indebtedness, and cash and cash equivalents, on a cash-free, debt-free basis. The Company expects to recognize a loss on disposal of approximately $0.3 million (before income taxes), representing the excess of Frederator Networks’ net carrying amount over the estimated net consideration to be received. This estimate is preliminary, unaudited, and subject to change pending finalization of the post-closing working capital adjustment pursuant to the purchase agreement, which is expected to be completed within 60 days of closing. Because the transaction closed after June 30, 2026, Frederator Networks’ assets, liabilities, and results of operations continue to be included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, on a continuing-operations basis. Frederator Networks did not meet the held-for-sale criteria of ASC 360-10-45-9 as of June 30, 2026. Management concluded that the disposition does not represent a strategic shift that has, or will have, a major effect on the Company’s operations or financial results, and accordingly, the transaction does not qualify for discontinued-operations presentation under ASC 205-20. In connection with the closing, Frederator Networks, Inc. and Project Robot LLC entered into a three-year Channel Distribution Agreement with Frederator Studios, LLC. Under this arrangement, Frederator Studios, LLC will continue to receive a declining share of net YouTube receipts (85% in year one, decreasing to 5% by year three) generated from certain retained channels through YouTube CMS infrastructure. Frederator Studios, LLC and Frederator Networks, Inc. will each retain a 50% ownership interest in the Frederator trademark. Management does not believe this continuing involvement affects the conclusions and estimates described above.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $7.7 million (which does not include cash held in escrow from the Section 16(b) litigation settlement described above), which increased by $4.8 million as compared to December 31, 2025. The increase was primarily due to net cash provided by operating activities of $31.4 million, cash provided by financing activities of $1.7 million, and the effect of exchange rate of $0.5 million, offset by cash used in investing activities of $28.8 million. The cash provided by operating activities of $31.4 million was primarily due to net income of $20.5 million, and a favorable impact of net change in non-cash adjustments of $15.1 million, partially offset by a net use of cash related to operating assets and liabilities of $4.2 million. Net income was driven primarily by a non-recurring and non-operating cash receipt of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. The cash provided by financing activities of $1.7 million was primarily due to the drawdowns, net of repayments and debt issuance costs, from production facilities of $1.2 million, proceeds from a warrant exercise of $0.6 million, partially offset by finance lease payments of $0.1 million. The cash used in investing activities of $28.8 million was primarily due to the investment of settlement proceeds in marketable securities of $32.8 million, offset by the proceeds received from the redemption of marketable securities purchased in prior periods of $4.0 million.

During the six months ended June 30, 2026, the Company received aggregate cash of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. The Settling Parties agreed to pay the Company aggregate settlement amounts of $78.5 million, minus fees and expenses of plaintiff’s counsel (in an amount not yet determined), subject to certain terms and conditions, and the parties agreed to mutual releases. Pursuant to the settlement agreements, 50% of each settlement amount, or $39.2 million in the aggregate, was paid directly to the Company during June 2026, and the remaining 50% was deposited into escrow to fund the court-awarded fees and expenses of plaintiff’s counsel, with any residual balance payable to the Company after the applicable approval orders become final. These receipts are non-recurring and non-operating in nature and do not represent a source of operating cash flow. The Company used a significant portion of these receipts to purchase $32.3 million of available-for-sale securities, primarily U.S. Treasury securities. As a result, the settlement receipts are reflected principally in the Company’s marketable securities balance rather than in its ending cash balance. The Company holds these securities as a source of liquidity and expects to draw on them to fund working capital and operating requirements. The Company has not received, and has not recognized, the portion of the settlement deposited into escrow. Any residual amounts distributable to the Company will become available as a source of liquidity if and when realized. On June 10, 2026, the Company entered into a standstill and voting agreement with the Anson Parties, under which the Company agreed to pay the Anson Parties $4.0 million and the Anson Parties agreed to certain voting commitments and standstill restrictions through June 11, 2027.

As of June 30, 2026, the Company held available-for-sale marketable securities with a fair value of $32.8 million, compared to $4.0 million as of December 31, 2025, representing an increase of $28.8 million. The increase was primarily due to purchases of $32.3 million of securities funded by the proceeds received under the Section 16(b) litigation settlement, together with $0.5 million of securities purchased in May 2026, partially offset by $4.0 million of securities redeemed upon maturity during the six months ended June 30, 2026. The available-for-sale securities consist principally of U.S. Treasury securities and are available to the Company as a source of liquidity.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The evaluation was performed in accordance with ASC 205, Presentation of Financial Statements - Going Concern (Subtopic 205-40). Historically, the Company has incurred net losses. For the six months ended June 30, 2026 and June 30, 2025, the Company reported net income of $20.5 million and a net loss of $12.9 million, respectively. Net income for the current quarter was driven primarily by a non-recurring, non-operating cash receipt of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. The Company reported net cash provided by operating activities of $31.4 million, and cash used in operating activities of $6.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $743.2 million and total stockholders’ equity of $53.6 million. As of June 30, 2026, the Company had total current assets of $63.0 million, including cash of $7.7 million, and total current liabilities of $31.6 million. The Company had working capital of $31.4 million as of June 30, 2026, compared to working capital of $2.3 million as of December 31, 2025. In October 2025, the Company closed an offering and received an aggregate gross proceeds of approximately $7.3 million. During the six months ended June 30, 2026, the Company continued to navigate macroeconomic challenges in the animation and advertising industries, including ongoing government tariffs and intensified competition. In prior periods, the Company demonstrated resilience in its financing activities, having successfully raised net proceeds through public offerings, and continued to explore opportunities to further strengthen its financial position. In parallel, management plans to preserve liquidity, as needed, by implementing cost-saving measures. For example, during the six months ended June 30, 2026, in order to improve liquidity, the Company settled approximately $1.7 million of outstanding accounts payable in a transaction under Section 3(a)(10) of the Securities Act. In addition, during the six months ended June 30, 2026, the Company received $39.2 million in direct cash proceeds from the settlement of the Section 16(b) litigation, which the Company has substantially deployed into available-for-sale marketable securities as a source of liquidity. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations and determined that the Company has sufficient cash, marketable securities and investments to fund operations for at least the next 12 months from the issuance date of this 10-Q.

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

Foreign Currency Forward Contracts

As of June 30, 2026, gross amounts of foreign currency (“FX”) forward contracts in an asset and liability position subject to a master netting arrangement resulted in a net asset of $5,137 recorded within Prepaid Expenses and Other Assets on the condensed consolidated balance sheets. As of December 31, 2025, gross amounts of foreign currency (“FX”) forward contracts in an asset and liability position subject to a master netting arrangement resulted in a net liability of $43,438 recorded within Other Current Liabilities on the condensed consolidated balance sheets.

For the three months ended June 30, 2026 and June 30, 2025, the Company recorded a realized loss of $24,942 and $24,070, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations. For the six months ended June 30, 2026 and June 30, 2025, the Company recorded a realized loss of $0.05 million and $0.2 million, respectively, on FX forward contracts within Production Services Revenue on the condensed consolidated statements of operations.

Trade Accounts Receivable and Allowance for Credit Loss

The following table summarizes the activity in the allowance for credit losses related to trade accounts receivable as of June 30, 2026 and December 31, 2025 (in thousands):

Balance, net as of December 31, 2024	$239
Charged to costs and expenses	179
Recoveries	(39)
Write-offs	(376)
Balance, net as of December 31, 2025	3
Charged to costs and expenses	4
Balance, net as of June 30, 2026	$7

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

As of June 30, 2026 and December 31, 2025, the Company had $17.5 million and $16.8 million, respectively, in tax credit receivables related to Mainframe’s film and television productions, net of corresponding allowance for credit loss of $0.4 million and $0.4 million, respectively. The Company did not have any non-current tax credits receivable as of June 30, 2026 and December 31, 2025.

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) or the Canadian Deposit Insurance Corporation’s (“CDIC”) insured amounts. Balances on interest bearing deposits at banks in the United States are insured by the FDIC up to $250,000 per account and deposits in banks in Canada are insured by the CDIC up to CAD 100,000. As of June 30, 2026 and December 31, 2025, the Company had eight and six bank deposit accounts with an aggregate uninsured balance of $6.6 million and $1.9 million, respectively.

The Company has a managed account with a financial institution. The managed account maintained its investments in marketable securities of approximately $32.8 million as of June 30, 2026, and $4.0 million as of December 31, 2025. Assets in the managed account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). In addition, the financial institution provides additional “excess of SIPC” coverage which insures up to $1.0 billion. As of June 30, 2026 and December 31, 2025, the Company did not have account balances held at this financial institution that exceed the insured balances.

As of June 30, 2026, the Company had three customers, the accounts receivable for each of which exceeded 10% of the total accounts receivable. These customers accounted for an aggregate of 69.6% of the total accounts receivable as of June 30, 2026. As of December 31, 2025, the Company had three customers, the accounts receivable for each of which exceeded 10% of the total accounts receivable. These customers accounted for an aggregate of 54.5% of the total accounts receivable as of December 31, 2025.

	As of
	June 30, 2026	December 31, 2025
Customer A	28.8%	*
Customer B	26.4%	*
Customer C	14.4%	*
Customer D	*	26.1%
Customer E	*	17.3%
Customer F	*	11.1%
	* Less than 10%

During the three months ended June 30, 2026, three customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 74.2% of the Company’s total revenue for the three months ended June 30, 2026. During the three months ended June 30, 2025, four customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 86.6% of the Company’s total revenue for the three months ended June 30, 2025.

During the six months ended June 30, 2026, three customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 66.1% of the Company’s total revenue for the six months ended June 30, 2026. During the six months ended June 30, 2025, four customers each accounted for more than 10% of the Company’s total consolidated revenue. These customers accounted for an aggregate of 85.9% of the Company’s total revenue for the six months ended June 30, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025
Customer G		47.1%	15.7%	39.0%	16.8%
Customer C		15.3%	15.0%	13.4%	15.5%
Customer H		11.8%	19.6%	13.7%	19.5%
Customer I		*	36.3%	*	34.1%
	*	Less than 10%

There is significant financial risk associated with a dependence upon a small number of customers. The Company periodically assesses the financial strength of these customers and establishes allowances for any anticipated credit losses.

Fair Value of Financial Instruments

The following table presents the fair values of the Company’s financial instruments measured on a recurring basis, categorized within the fair value hierarchy as of June 30, 2026 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
U.S. Treasury	$32,763	$–	$32,763
Total	$32,763	$–	$32,763

Investment in Equity Interest:
Investment in YFE	$–	$1,863	$1,863
Total	$–	$1,863	$1,863

Foreign Currency Forward Contracts:
Foreign Currency Forward Contracts, net:	$–	$5	$5
Total	$–	$5	$5

The following table presents the fair values of the Company’s financial instruments measured on a recurring basis, categorized within the fair value hierarchy as of December 31, 2025 (in thousands):

	Level 1	Level 2	Total Fair Value
Investments in Marketable Securities:
U.S. Treasury	$3,978	$–	$3,978
Total	$3,978	$–	$3,978

Investment in Equity Interest:
Investment in YFE	$–	$5,481	$5,481
Total	$–	$5,481	$5,481

Foreign Currency Forward Contracts:
Foreign Currency Forward Contracts, net:	$–	$(43)	$(43)
Total	$–	$(43)	$(43)

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended June 30, 2026. No allowance for credit losses was recorded for marketable securities as of June 30, 2026 or December 31, 2025. For a description of the Company’s fair value methodologies and classification policies, refer to Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

Contingencies

Between May 29, 2026 and June 11, 2026, the Company entered into settlement agreements with six defendants in the action styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 (S.D.N.Y.), an action brought under Section 16(b) of the Securities Exchange Act of 1934 by a stockholder on behalf of and for the benefit of the Company, in which the Company is named only as a nominal defendant, seeking disgorgement of alleged short-swing profits realized by certain investors in the Company’s 2020 private placements. The Settling Parties agreed to pay the Company aggregate settlement amounts of $78.5 million, minus fees and expenses of plaintiff’s counsel (in an amount not yet determined), subject to certain terms and conditions, and the parties agreed to mutual releases. Pursuant to the settlement agreements, 50% of each settlement amount, or $39.2 million in the aggregate, was paid directly to the Company during June 2026, and the remaining 50% was deposited into escrow to fund the court-awarded fees and expenses of plaintiff’s counsel, with any residual balance payable to the Company after the applicable approval orders become final. The Company recognized the $39.2 million received as a non-recurring, non-operating gain, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations for the three months ended June 30, 2026. In accordance with ASC 450-30-25-1, any residual amounts distributable to the Company from escrow constitute a gain contingency and will be recognized if and when realized. In connection with the settlement with the Anson Investments Master Fund LP and its affiliates, on June 10, 2026, the Company entered into a standstill and voting agreement with the Anson Parties, under which the Company agreed to pay the Anson Parties $4.0 million and the Anson Parties agreed to certain voting commitments and standstill restrictions through June 11, 2027. The Company recognized this amount as a non-operating loss, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations for the three months ended June 30, 2026. The related liability was included in current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2026 and was paid in July 2026.

New Accounting Standards Issued but Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. This update mandates that public companies provide more detailed information about specific expenses in their financial statement notes. The effective date for this guidance is annual reporting periods beginning after December 15, 2026, with interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have to the consolidated financial statements and related disclosures, which is expected to result in enhanced disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This update is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect it to have a material effect on its condensed consolidated financial statements and disclosures.

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

During the six months ended June 30, 2026 and June 30, 2025, SLU generated a net loss of $0.2 million and $0.2 million, respectively. During the three months ended June 30, 2026 and June 30, 2025, SLU generated a net loss of $0.1 million and $0.1 million, respectively. There were no contributions or distributions during the six months ended June 30, 2026 and June 30, 2025, and there were no changes in facts and circumstances that would result in a re-evaluation of the VIE assessment.

Note 4: Equity Investment

The Company holds an equity investment in Your Family Entertainment AG (“YFE”), a publicly listed company on the Frankfurt Stock Exchange (ticker symbol “RTV”), headquartered in Germany. YFE is one of Europe’s leading independent children’s content providers, with a catalog of approximately 150 titles and 3,500 half-hour episodes.

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

At the time of the Company’s initial investment in 2021, the Company held a 28.7% ownership interest in YFE and determined that it had significant influence over the entity. Accordingly, the Company elected to account for the investment at fair value under the fair value option. Under this election, the investment is remeasured at fair value at each reporting period, with changes in fair value recorded through earnings.

Subsequent to the Company’s initial investment, the Company’s ownership interest increased to 44.8% through participation in a public tender offer, bond conversions, and the exercise of subscription rights. The Company’s ownership interest was subsequently reduced to approximately 32.7% through a partial disposition of shares in July 2025 and an exchange of shares in September 2025. Throughout this period, management determined that the Company did not obtain a controlling financial interest in YFE, and that significant influence was maintained at all times.

As of June 30, 2026 and December 31, 2025, the Company owned 5,009,005 shares of YFE, representing ownership interests of 32.2% and 32.5%, respectively. The fair value of the investment is determined based on the quoted closing market price of YFE’s shares on the Frankfurt Stock Exchange as of each reporting date, remeasured from Euro to U.S. dollars at the period-end exchange rate.

As of June 30, 2026, the fair value of the investment was $1.9 million, recorded within noncurrent assets on the Company’s condensed consolidated balance sheet. The net decrease in fair value of $3.6 million for the six months ended June 30, 2026 reflects the combined impact of a decline in YFE’s quoted share price and the effect of foreign currency remeasurement from Euro to U.S. dollars. The total change in fair value is recorded within Other Income (Expense), net in the Company’s condensed consolidated statements of operations.

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

During the six months ended June 30, 2026, the Company redeemed marketable securities for proceeds of $4.0 million, and purchased an additional $32.8 million of U.S. Treasury securities, classified as available-for-sale. The increase from December 31, 2025 was primarily funded by proceeds received in the second quarter of 2026 from settlements reached with several defendants in the Section 16(b) Litigation.

The investments in marketable securities as of June 30, 2026 had an adjusted cost basis of $32.8 million and a market value of $32.8 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
U.S. Treasury	$32,754	$9	$32,763
Total	$32,754	$9	$32,763

The investments in marketable securities as of December 31, 2025 had an adjusted cost basis of $4.0 million and a market value of $4.0 million. The balances consisted of the following securities (in thousands):

	Adjusted Cost	Unrealized Gain (Loss)	Fair Value
U.S. Treasury	$3,953	$25	$3,978
Total	$3,953	$25	$3,978

The Company holds seven AFS securities, four of which were in an unrealized gain position and none had been in an unrealized loss position for a period longer than 12 months as of June 30, 2026. The Company reports the net unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. As of June 30, 2026 and December 31, 2025, an allowance for credit loss was not recognized as the issuers of the securities had not established a cause for default, various rating agencies had reaffirmed each security’s investment grade status and the Company did not have the intent, nor is it required to sell its securities prior to recovery.

During the six months ended June 30, 2026, the Company did not record any realized gains or losses related to its marketable securities. During the six months ended June 30, 2025, the Company recorded realized losses related to its marketable securities of $0.04 million primarily due to selling securities prior to maturity to provide additional liquidity for general operating needs.

The contractual maturities of the Company’s marketable investments as of June 30, 2026 were as follows (in thousands):

Fair Value
Due within 1 year	$6,443
Due after 1 year through 5 years	26,320
Total	$32,763

The Company may sell certain of its marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Note 6: Property and Equipment, net

The Company has property and equipment as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Furniture and Equipment	$98	$98
Computer Equipment	852	827
Leasehold Improvements	2,230	2,230
Software	367	316
Property and Equipment, gross	3,547	3,471

Less Accumulated Depreciation	(2,002)	(1,626)
Foreign Currency Translation Adjustment	(218)	(210)
Property and Equipment, net	$1,327	$1,635

During the three months ended June 30, 2026 and June 30, 2025, the Company recorded depreciation expense of $0.2 million and $0.1 million, respectively.

During the six months ended June 30, 2026 and June 30, 2025, the Company recorded depreciation expense of $0.3 million and $0.3 million, respectively.

During the six months ended June 30, 2026 and June 30, 2025, the Company did not incur any impairment charges on its property and equipment.

Note 7: Leased Right-of-Use Assets, net

Leased right-of-use (“ROU”) assets consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Operating Leases
Office Lease Assets	$9,341	$9,331
Accumulated Amortization	(4,057)	(3,601)

Finance Leases
Equipment Lease Assets	3,521	4,570
Accumulated Amortization	(3,017)	(3,975)

Right-of-Use Assets, Net	5,788	6,325

Foreign Currency Translation Adjustment	(1,067)	(899)

Leased Right-of-Use Assets, net	$4,721	$5,426

As of June 30, 2026, the weighted-average lease term for the Company’s operating leases was 60 months and the weighted-average discount rate was 11.4%. As of December 31, 2025, the weighted-average lease term for operating leases was 64 months and the weighted-average discount rate was 11.3%.

During the three months ended June 30, 2026 and June 30, 2025, the Company recorded operating lease costs of $0.4 million and $0.4 million, respectively, included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations. During the six months ended June 30, 2026 and June 30, 2025, the Company recorded operating lease costs of $0.7 million and $0.7 million, respectively, included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

During the three months ended June 30, 2026 and June 30, 2025, the Company recorded finance lease costs of $48,276 and $0.1 million, respectively, primarily comprised of ROU amortization of $44,774 and $0.1 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company recorded finance lease costs of $0.1 million and $0.2 million, respectively, primarily comprised of ROU amortization of $0.1 million and $0.2 million, respectively. ROU amortization is recorded within General and Administrative Expenses and accretion of interest expense is recorded within Other Income (Expense), net on the Company’s condensed consolidated statements of operations.

Note 8: Film and Television Costs, net

The following table highlights the activity in Film and Television Costs as of June 30, 2026 and December 31, 2025 (in thousands):

Film and Television Costs, net as of December 31, 2024	$2,621
Additions to Film and Television Costs	3,259
Disposals	(88)
Film Amortization Expense	(932)
Foreign Currency Translation Adjustment	18
Film and Television Costs, net as of December 31, 2025	$4,878
Additions to Film and Television Costs	3,031
Disposals	(34)
Film Amortization Expense	(549)
Foreign Currency Translation Adjustment	(43)
Film and Television Costs, net as of June 30, 2026	$7,283

During the three months ended June 30, 2026 and June 30, 2025, the Company recorded amortization expense of $0.2 million and $5,639, respectively.

During the six months ended June 30, 2026 and June 30, 2025, the Company recorded amortization expense of $0.5 million and $0.1 million, respectively.

During the three months ended June 30, 2026, the Company did not record any write-downs. During the three months ended June 30, 2025, the Company recorded write-downs of $5,482 related to projects not advancing beyond the development stage. Based on the review performed by the executive team, it was determined that certain projects would no longer be pursued.

During the six months ended June 30, 2026 and June 30, 2025, the Company recorded write-downs of $34,492 and $17,586, respectively, related to projects not advancing beyond the development stage. Based on the review performed by the executive team, it was determined that certain projects would no longer be pursued.

The Company did not record any impairment charges on film costs during the six months ended June 30, 2026 and June 30, 2025.

Note 9: Intangible Assets, net

The Company had the following intangible assets (in thousands) with their weighted average remaining amortization period (in years):

	Weighted Average Remaining Amortization	As of
	Period	June 30, 2026	December 31, 2025
Customer Relationships	4.0	$17,325	$17,325
Digital Networks	11.8	803	803
Trade Names	64.9	9,198	9,198
Intangible Assets, gross		27,326	27,326

Less Accumulated Amortization		(8,828)	(7,833)
Foreign Currency Translation Adjustment		(2,320)	(1,889)
Intangible Assets, net		$16,178	$17,604

During the three months ended June 30, 2026 and June 30, 2025, the Company recorded intangible asset amortization expense of $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, the Company recorded intangible asset amortization expense of $1.0 million and $1.0 million, respectively.

Expected future amortization of intangible assets subject to amortization as of June 30, 2026 is as follows (in thousands):

Fiscal Year:
2026	$987
2027	1,973
2028	1,973
2029	1,973
2030	871
Thereafter	3,835
Total	$11,612

As of June 30, 2026 and December 31, 2025, $4.6 million and $4.7 million, respectively, of the Company’s intangible assets related to the acquired trade names from the Wow acquisition had indefinite lives and are not subject to amortization.

Note 10: Deferred Revenue

As of June 30, 2026 and December 31, 2025, the Company had deferred revenue of $6.1 million and $7.8 million, respectively. The decrease in deferred revenue is primarily related to production on various shows advancing to later stages of execution of the projects as of June 30, 2026, compared to the progress as of December 31, 2025. Deferred revenue balance mainly relates to cash received from customers for productions in progress. For fixed-fee production contracts, revenue is generally recognized upon completion and delivery of the production or upon achievement of specified contractual delivery milestones during the production process, depending on the terms of the underlying agreement. As production progresses and the Company satisfies its performance obligations, the related deferred revenue is recognized as revenue. Deferred revenue also includes both (i) variable fee contracts with licensees and customers in which the Company collected advances and minimum guarantees against future royalties and (ii) fixed fee contracts. The Company recognizes revenue related to these contracts when all revenue recognition criteria have been met.

Note 11: Margin Loan

As of June 30, 2026 and December 31, 2025, the Company had no outstanding margin loan balances. During the six months ended June 30, 2026, the Company borrowed an additional $3.7 million from its investment margin account and repaid $3.7 million primarily with cash received from maturities of marketable securities. The borrowed amounts were primarily used for operational costs. The interest rates for the borrowings fluctuate based on the Fed Funds Upper Target plus 0.60%. The weighted average interest rates on outstanding borrowing were 4.35% during the six months ended June 30, 2026.

During the six months ended June 30, 2026 and June 30, 2025, the Company incurred interest expense on the loan of $2,517 and $4,868, respectively. During the three months ended June 30, 2026 and June 30, 2025, the Company incurred interest expense on the loan of $642 and $3,062, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had an outstanding net balance of USD 12.9 million (CAD 18.4 million), including USD 1.4 million (CAD 1.9 million) of interest, and USD 11.8 million (CAD 16.2 million), including USD 1.1 million (CAD 1.5 million) of interest, respectively, recorded as Production Facilities, net within current liabilities on the Company’s condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, Production Facilities, net includes unamortized debt issuance costs related to the issuance of production facilities of $0.1 million and $0.1 million, respectively, which were included as a reduction to the carrying amount of production facilities.

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

As of June 30, 2026, the Company has one lease remaining under this facility with finance rates of 8.20%, and a remaining lease term of 2 months.

As of June 30, 2026 and December 31, 2025, the outstanding balances, net of repayments, of $12,744 (CAD 18,094) and $0.1 million (CAD 0.1 million), respectively, were included within current Finance Lease Liabilities on the Company’s condensed consolidated balance sheets.

Note 13: Stockholders’ Equity and Earnings per Share

Common Stock

As of June 30, 2026 and December 31, 2025, the total number of authorized shares of common stock was 190,000,000.

As of June 30, 2026 and December 31, 2025, there were 62,204,105 and 54,857,000 shares of common stock outstanding, respectively.

During the six months ended June 30, 2026, the Company issued 2,712,865 shares of common stock for services, which included 2,424,146 shares of common stock in connection with immediately vested restricted stock units (RSUs) granted to consultants. During the six months ended June 30, 2025, the Company issued 92,282 shares of common stock for services, which included 92,282 shares of common stock in connection with immediately vested restricted stock units (RSUs) granted to consultants.

During the six months ended June 30, 2026, the Company issued 103,833 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations, consisting of 97,999 shares related to RSUs that vested during the current period and 5,834 shares related to RSUs that vested in prior periods.

During the six months ended June 30, 2025, the Company issued 143,206 shares of common stock in connection with vested restricted stock units (RSUs), net of shares withheld for tax obligations, consisting of 136,808 shares related to RSUs that vested during the current period and 6,398 shares related to RSUs that vested in prior periods.

On November 18, 2025, the Company entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act with CCI, to settle an aggregate of $1.0 million of outstanding accounts payable in exchange for issuing 1,695,072 shares of common stock. Under the terms of the agreement, CCI makes payments to the Company’s vendors in cash and, in exchange, the Company issues shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. During the six months ended June 30, 2026, the Company settled $0.6 million of accounts payable and issued an aggregate of 977,360 shares of common stock to CCI. During the six months ended June 30, 2026, the Company recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations. The transaction was carried out in stages and completed as of June 30, 2026.

On April 8, 2026, the Company entered into a new agreement to settle an additional $1.1 million of outstanding accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 2,001,797 shares of common stock, and to settle additional obligations up to $0.3 million in exchange for issuing 551,250 shares of common stock. The terms were consistent with the original arrangement. The settlement arrangement was carried out in stages and completed as of June 30, 2026. During the three months ended June 30, 2026, the Company recognized a loss of $0.6 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on the Company’s condensed consolidated statements of operations.

On June 16, 2026, the Company issued 1,000,000 shares of common stock upon the cash exercise of outstanding warrants at an exercise price of $0.57 per share, resulting in gross proceeds of approximately $0.6 million. The shares were issued in accordance with the terms of the underlying warrant agreements.

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

As of June 30, 2026 and December 31, 2025, there were 0 shares of Series A Convertible Preferred Stock outstanding. As of June 30, 2026 and December 31, 2025, there were 0 shares of Series B Preferred Stock outstanding. As of June 30, 2026 and December 31, 2025, there were 0 shares of Series C Preferred Stock outstanding.

Treasury Stock

Upon vesting of restricted stock unit awards, employees may elect to have the Company withhold shares of common stock to cover their tax obligations, which are included as treasury stock outstanding and recorded within Treasury Stock on the condensed consolidated balance sheets. During the six months ended June 30, 2026, no employees elected this option and accordingly no shares were withheld. During the six months ended June 30, 2025, the Company withheld 269 shares of common stock with a cost of $187 to cover taxes owed by certain employees.

Earnings (Loss) per Share

Basic earnings (loss) per share of common stock (“EPS”) is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding, and the assumed exercise of all dilutive securities using the treasury stock method.

The 6,903,049 October 2025 Pre-Funded Warrants issued in the October Offerings and outstanding as of June 30, 2026 were included in the calculation of basic and diluted net loss per share.

The table below sets forth the Company’s calculated earnings (loss) per share, with net income (loss) presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Income (Loss) Attributable to Kartoon Studios, Inc.	$26,985	$(6,163)	$20,620	$(12,689)
Weighted-average shares of common stock outstanding	66,155,559	47,805,923	64,457,474	47,252,544
Basic earnings (loss) per share	$0.41	$(0.13)	$0.32	$(0.27)

Net Income (Loss) Attributable to Kartoon Studios, Inc.	$26,985	$(6,163)	$20,620	$(12,689)
Weighted-average shares of common stock outstanding	66,155,559	47,805,923	64,457,474	47,252,544
Effect of dilutive warrants and stock-based awards	4,814,429	–	3,726,713	–
Weighted-average shares of common stock outstanding - diluted	70,969,988	47,805,923	68,184,187	47,252,544
Diluted earnings (loss) per share	$0.38	$(0.13)	$0.30	$(0.27)

The following common stock equivalents were excluded from the calculation of diluted net earnings (loss) per share applicable to common stockholders, because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	839,998	882,313	839,998	882,313
Restricted Stock Units	843,750	870,417	843,750	870,417
Warrants	10,824,679	24,155,943	12,482,574	24,155,943
	12,508,427	25,908,673	14,166,322	25,908,673

Note 14: Stock Option

On August 27, 2020, the Company’s stockholders approved the adoption of the Kartoon Studios, Inc. 2020 Equity Incentive Plan (as amended, the “2020 Plan”). The 2020 Plan replaced the previously adopted 2015 Incentive Plan (the “2015 Plan”). The maximum number of shares available for issuance was initially equal to the sum of (i) 3,000,000 shares of common stock and (ii) the number of shares of common stock remaining available for issuance under the 2015 Plan, which was then equal to 216,767 shares. On May 23, 2023, the Company’s stockholders approved the adoption of an Amended and Restated 2020 Equity Incentive Plan, which provided for the maximum number of shares of common stock available for issuance under the 2020 Plan to be increased by 5,000,000 shares. Subsequently, on May 14, 2025, the Company’s stockholders approved a further amendment and restatement of the 2020 Plan, providing for an additional increase of 5,000,000 shares of common stock authorized for issuance under the plan. As of June 30, 2026, the number of shares remaining available for issuance was 5,096,394, out of a maximum of 13,216,767 shares authorized under the 2020 Plan.

During the six months ended June 30, 2026, the Company did not grant any stock options.

The following table summarizes the Company’s option activity during the six months ended June 30, 2026:

	Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	969,130	3.96	$11.58
Granted	–	–	–
Exercised	–	–	–
Forfeited/Cancelled	(45,000)	–	12.26
Expired	(84,132)	–	15.70
Outstanding at June 30, 2026	839,998	3.90	$11.12

Vested and exercisable at June 30, 2026	839,998	3.90	$11.12

During the six months ended June 30, 2026, the Company did not recognize any share-based compensation expense related to stock options. During the six months ended June 30, 2025, the Company recognized $24,699 in share-based compensation expense related to stock options included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

As of June 30, 2026, the Company had no unrecognized share-based compensation expense related to outstanding stock options. The outstanding options as of June 30, 2026 had an aggregated intrinsic value of zero.

Note 15: Restricted Stock Units

Restricted stock units (“RSUs”) are granted under the Company’s 2020 Plan.

During the six months ended June 30, 2026, the Company granted 2,522,145 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $1.8 million. During the six months ended June 30, 2025, the Company granted 180,936 fully vested RSUs to the Company’s board members and consultants, with a fair market value of $0.1 million.

During the six months ended June 30, 2026, the Company granted 500,000 RSUs to an executive employee with an aggregate grant-date fair value of approximately $0.3 million. These RSUs vest ratably over three years from the grant date, subject to continued employment. In addition, the Company granted an additional 365,000 RSUs, with an aggregate grant-date fair value of approximately $0.3 million, to certain employees, and 5,000 RSUs to a consultant with a grant-date fair value of approximately $3,600. The RSUs vest over a three year service period and are subject to continued employment.

During the six months ended June 30, 2026, the Company issued an aggregate of 2,527,979 shares of common stock as a result of RSUs vested during the current and prior periods, consisting of 2,522,145 shares issued upon RSUs that vested during the current period and 5,834 shares issued upon RSUs that vested in prior periods.

The following table summarizes the Company’s RSU activity:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Unvested at December 31, 2025	1,605,417	$7.62
Granted	3,392,145	0.70
Vested	(2,522,145)	0.72
Forfeited	–	–
Unvested at June 30, 2026	2,475,417	$5.18

During the three months ended June 30, 2026 and June 30, 2025, the Company recognized $0.2 million and $41,847, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations. During the six months ended June 30, 2026 and June 30, 2025, the Company recognized $0.4 million and $0.1 million, respectively, in share-based compensation expense related to RSU awards included in General and Administrative Expenses on the Company’s condensed consolidated statements of operations.

The unvested share-based compensation as of June 30, 2026 was $0.7 million which will be recognized through the first quarter of 2029 assuming the underlying grants are not cancelled or forfeited. The total fair value of shares vested during the six months ended June 30, 2026 was $1.8 million.

Note 16: Warrants

The following table summarizes the activity in the Company’s outstanding warrants during the six months ended June 30, 2026:

	Warrants	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2025	41,622,504	2.86	$1.52
Granted	–	–	–
Exercised	(1,000,000)	–	0.57
Expired	(1,662,500)	–	23.70
Forfeitures	–	–	–
Outstanding at June 30, 2026	38,960,004	2.57	$0.60

Exercisable at June 30, 2026	38,960,004	2.57	$0.60

All outstanding warrants are classified as equity instruments in the Company’s condensed consolidated balance sheet, as the warrants meet the criteria for equity classification under ASC 815-40.

On June 16, 2026, the Company issued 1,000,000 shares of common stock upon the cash exercise of outstanding warrants at an exercise price of $0.57 per share, resulting in gross proceeds of approximately $0.6 million. The shares were issued in accordance with the terms of the underlying warrant agreements.

During the six months ended June 30, 2026, the Company did not grant or forfeit any warrants.

Note 17: Supplemental Financial Statement Information

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Expense (a)	$(175)	$(165)	$(408)	$(293)

Other Income (Expense), net (b-l)
Loss on Revaluation of Warrants (b)	–	(678)	–	(232)
Loss on Revaluation of Equity Investment in YFE (c)	(514)	(3,778)	(3,471)	(7,418)
Realized Loss on Marketable Securities Investments (d)	–	(32)	–	(28)
(Loss) Gain on Foreign Exchange (e)	(412)	1,713	(784)	2,380
Loss on Debt Settlement (f)	(630)	–	(754)	(944)
Interest Income (g)	47	12	82	66
Finance Lease Interest Expense (h)	(4)	(6)	(8)	(10)
Gain on Lease Modification (i)	–	4	–	4
Legal Settlement Income (j)	39,238	–	39,238	–
Loss on Standstill Agreement (k)	(4,000)	–	(4,000)	–
Other (l)	(2,618)	(122)	(2,565)	(89)
Other Income (Expense), net	$31,107	$(2,887)	$27,738	$(6,271)

Three Months and Six Months Ended June 30, 2026

(a)	Interest Expense during the three months and six months ended June 30, 2026, primarily consisted of $0.2 million and $0.4 million in interest, respectively, incurred on production facilities and the factoring liability.
(b)	For the three months and six months ended June 30, 2026, the Company did not record any gain related to warrant revaluation.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $0.5 million and $3.5 million for the three months and six months ended June 30, 2026, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	For the three months and six months ended June 30, 2026, the Company did not record any loss related to marketable securities.
(e)	The loss on foreign exchange during the three months ended June 30, 2026, primarily related to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary, resulting in a loss of $0.4 million. The loss on foreign exchange during the six months ended June 30, 2026, primarily related to the revaluation of the YFE investment, resulting in a loss of $0.2 million due to the Euro depreciating against the U.S. dollar as compared to prior period and a loss of $0.6 million due to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary.
(f)	The loss on debt settlement recorded during the three months and six months ended June 30, 2026, includes a loss of $0.6 million and $0.8 million, respectively, arising from the Section 3(a)(10) transaction completed during the periods.
(g)	Interest Income during the three months and six months ended June 30, 2026, primarily consisted of income from investments in marketable securities.

(h)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	For the three months and six months ended June 30, 2026, the Company did not record any gain related to lease modification.
(j)	Between May 29, 2026 and June 11, 2026, the Company received aggregate cash of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. For additional information, see Note 1, Organization and Business - Recent Transactions, to our condensed consolidated financial statements.
(k)	In connection with the legal settlement with the Anson Investments Master Fund LP and its affiliates, on June 10, 2026, Kartoon Studios Inc. entered into a standstill and voting agreement with the Anson Parties, under which the Company agreed to pay the Anson Parties $4.0 million and the Anson Parties agreed to certain voting commitments and standstill restrictions through June 11, 2027. The amount was recognized as a non-operating loss for the three months and six months ended June 30, 2026. For additional information, see Note 1, Organization and Business - Recent Transactions, to our condensed consolidated financial statements.
(l)	Other loss of $2.6 million primarily consists of non-operating losses related to legal fees directly attributable to the legal settlement, recorded during the three months and six months ended June 30, 2026.

Three Months and Six Months Ended June 30, 2025

(a)	Interest Expense during the three months and six months ended June 30, 2025 consisted of $0.2 million and $0.3 million, respectively, primarily due to interest incurred on production facilities.
(b)	The loss on revaluation of warrants during the three months ended June 30, 2025 was related to the remeasurement occurred immediately before reclassification of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants from liability to equity. The loss on revaluation of warrants during the six months ended June 30, 2025 consisted of $0.7 million loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants. These warrants were classified as a liability in the period ended March 31, 2025 and change in their fair value resulted in a recorded gain due to a decrease of expiration period.
(c)	As accounted for using the fair value option, the loss on revaluation of equity investment in YFE of $3.8 million and $7.4 million, respectively, recorded in the three months and six months ended June 30, 2025, was a result of the decreases in YFE’s stock price as of the reporting period when compared to the prior reporting period. This excluded the impact of foreign currency recorded separately.
(d)	The realized loss on marketable securities investments of $32,145 recorded during the three months ended June 30, 2025, was related to the Loss of $37,197 on sale of certain securities prior to the maturity date, offset by the gain of $5,053 attributable to the sale of U.S. Treasury Securities. The realized loss on marketable securities investments of $27,691 recorded during the six months ended June 30, 2025 was related to the loss of $37,197 on sale of certain securities prior to the maturity date, offset by the gain of $9,507 attributable to the sale of U.S. Treasury securities.
(e)	The gain on foreign exchange during the three months and six months ended June 30, 2025 primarily related to the revaluation of the YFE investment and remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary, resulting in a gain of $1.7 million and $2.4 million, respectively, due to the depreciation of the U.S. dollar against the Euro relative to prior periods.
(f)	In April 2025, a settlement agreement with YFE related to the shareholder loan agreement was finalized. As the settlement was considered probable and the loss reasonably estimable as of March 31, 2025, the Company recorded a loss of approximately $0.9 million during the first quarter of 2025.
(g)	Interest Income during the three and six months ended June 30, 2025, primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the shareholder loan. Each of these sources was individually immaterial.
(h)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	On April 1, 2025, a subsidiary, Beacon Communications, executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the period ended June 30, 2025.
(j)	During the three months ended June 30, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to Employee Retention Tax Credit (ERTC) claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Subsequent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included $11,991 of other income, primarily consisting of late fees from select clients on payment plans. For the six months ended June 30, 2025, other income primarily related to such late fees totaled $50,197.

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

For the six months ended June 30, 2026, the effective tax rate was 2.7%. The effective tax rate differed from the U.S. federal statutory rate primarily due to the tax impact from the net gain from the litigation settlement, state income taxes, a foreign tax rate differential, and a change in valuation allowance. For the six months ended June 30, 2025, the effective tax rate was 0.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, a foreign tax rate differential, and a change in valuation allowance.

During the six months ended June 30, 2026, the Company recorded an income tax expense of $0.6 million. As of June 30, 2026 and December 31, 2025, net deferred tax liability was $1.2 million and $1.2 million, respectively.

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

Note 19: Commitments and Contingencies

The following is a schedule of future minimum cash contractual obligations as of June 30, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Operating Leases	$770	$1,372	$1,020	$1,057	$1,083	$1,083	$6,385
Finance Leases	69	112	28	–	–	–	209
Employment Contracts	1,585	2,553	1,416	–	–	–	5,554
Consulting Contracts	1,468	361	–	–	–	–	1,829
Production Facilities	12,928	–	–	–	–	–	12,928
	$16,820	$4,398	$2,464	$1,057	$1,083	$1,083	$26,905

Leases

The present value discount of the minimum operating lease payments above was $1.5 million which when deducted from the cash commitments for the leases included in the table above, equates to the lease liabilities of $4.9 million recorded as of June 30, 2026 on the Company’s condensed consolidated balance sheet.

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

Consulting Contracts and Other Commitments

The Company also enters into consulting contracts, primarily for production-related work, that commit the Company to future payments for services to be rendered under the terms of each respective agreement. These commitments are not recorded as liabilities on the Company’s condensed consolidated balance sheets until the related services are performed. The Company also enters into various agreements associated with its individual properties. Some of these agreements call for the potential future payment of royalties or “profit” participations for either (i) the use of third party intellectual property, in which the Company is obligated to share net profits with the underlying rights holders on a certain basis as defined in the respective agreements, or (ii) services rendered by animation studios, post-production studios, writers, directors, musicians or other creative talent for which the Company is obligated to share with these service providers a portion of the net profits of the properties on which they have rendered services, as defined in each respective agreement.

Note 20: Related Party Transactions

During 2022, the Company entered into a sublease agreement with a related party to lease one office in the general office space at 190 N. Canon Drive, Suite 400, Beverly Hills, CA 90210. The monthly income was $595 during the six months ended June 30, 2026 and June 30, 2025, and recorded within Other Income (Expense), net in the Company’s condensed consolidated statements of operations.

During the quarter ended September 30, 2024, the Company entered into a consulting agreement with a related party for office space interior design services. The agreement was subject to an initial fee of $6,545 and a monthly fee of $595 that commenced on September 1, 2024. The monthly expense was $595 during the six months ended June 30, 2026 and June 30, 2025, and was recorded within General and Administrative Expenses in the Company’s condensed consolidated statements of operations.

On February 6, 2025, certain members of the Company’s executive management team, including the Chief Operating Officer, established The Stan Lee Foundation (the “Foundation”), a nonprofit organization that was granted tax-exempt status under Section 501(c)(3) of the Internal Revenue Code. The Foundation operates independently and is not owned, governed, or controlled by the Company. The Company has no ongoing funding commitment to the Foundation and retains no financial interest in its operations or assets. From the Foundation’s inception on February 6, 2025 through June 30, 2026, the Company provided administrative support to the Foundation totaling approximately $805. The Company does not expect to provide material financial support to the Foundation in future periods. The Company may engage with the Foundation in connection with community and reputational initiatives. The Foundation is not consolidated in the Company’s condensed consolidated financial statements. The administrative support provided is not considered material to the Company’s condensed consolidated financial statements.

On August 25, 2025, the Company entered into a new employment agreement with Mr. Heyward, the Company’s CEO, which replaced and superseded all prior employment agreements. The agreement revised certain compensation terms, including a new performance-based bonus structure contingent on market capitalization and net income thresholds as of December 31, 2025. The agreement further provided that Mr. Heyward would receive an award of 2,000,000 RSUs under the 2020 Plan and would not be eligible to receive any other equity-based awards during the employment term. Subsequent to entering into the Heyward Employment Agreement, the Company and Mr. Heyward determined to revisit the terms of such equity grant. The Company and Mr. Heyward have not yet made a determination regarding the revised terms of such equity grant. Therefore, the RSUs issuable pursuant to his employment agreement were not issued to Mr. Heyward as of June 30, 2026. No bonuses were earned or accrued under this agreement as of June 30, 2026.

Pursuant to the terms of the agreement, Mr. Heyward was entitled to an executive producer fee of $12,500 per episode for each episode he provides services as an executive producer, up to maximum 52 episodes per calendar year. During the six months ended June 30, 2026 and June 30, 2025, Mr. Heyward did not earn or was not paid any producer fees. Subsequent to the quarter end, Mr. Heyward’s employment agreement was amended. For additional information, see Note 22, Subsequent Events, to our condensed consolidated financial statements.

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

Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among two operating and reportable segments, which were identified based on the nature of the products and services offered:

•	Content Production and Distribution segment includes the operations of Kartoon Studios, Inc., Mainframe Studios, and Frederator Studios. These entities are aggregated due to their similar economic characteristics, nature of products and services, production processes, customer types, and distribution methods. This segment is focused on the creation, production, and distribution of animated and live-action content, as well as licensing and royalty revenue from intellectual property.

•	Media Advisory and Advertising Services segment includes the Beacon Media Group and the Beacon Communications Group. These entities provide media advisory and advertising services and marketing services.

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

The following table presents the revenue and net earnings within the Company’s two operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues:
Content Production and Distribution	$5,373	$9,437	$11,812	$18,074
Media Advisory and Advertising Services	448	842	1,247	1,709
Total Revenues	$5,821	$10,279	$13,059	$19,783

Net Income (Loss):
Content Production and Distribution	$27,571	$(5,505)	$21,562	$(11,531)
Media Advisory and Advertising Services	(586)	(658)	(942)	(1,158)
Total Net Income (Loss) Attributable to Kartoon Studios, Inc.	$26,985	$(6,163)	$20,620	$(12,689)

Geographic Information

The following table provides information about disaggregated revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues:
United States	$2,649	$4,889	$6,627	$9,615
Canada	387	3,734	1,278	6,761
United Kingdom	2,745	1,618	5,096	3,330
Other	40	38	58	77
Total Revenues	$5,821	$10,279	$13,059	$19,783

Additional considerations include the use of segment-level budgets and forecasts created by Mainframe Studios, Frederator Studios and Kartoon Studios at the entity level. The additional financial information prepared by the segment managers is discussed at length in meetings with the CODM. The Company determines that the revenue information reviewed by the CODM, combined with the financial information discussed with the segment managers is sufficiently detailed to allow the CODM to assess each component’s performance and make resource allocation decisions. Kartoon Studios, Frederator Studios and Mainframe Studios are separate entities, although according to ASC 280-10-50-11 all criteria are met in order to present result in aggregation.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several metrics included in net income or loss, which also include the following:

	Three Months Ended June 30, 2026
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$5,373	$448	$5,821

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	(4,731)	(43)	(4,774)
General and Administrative Expenses	(2,570)	(975)	(3,545)
Segment results:	$(1,928)	$(570)	$(2,498)

Reconciliation of net (loss) income:
Depreciation Expense	$(676)	$(43)	$(719)
Interest Expense	(175)	–	(175)
Share-Based Compensation	(193)	–	(193)
Legal Settlement Income	39,238	–	39,238
Standstill Agreement Accrued Expense	(4,000)	–	(4,000)
Income Tax Expense	(573)	–	(573)
Other	(4,158)	27	(4,131)
Net Loss Attributable to Non-Controlling Interests	36	–	36

Net Income (Loss)	$27,571	$(586)	$26,985

	Three Months Ended June 30, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$9,437	$842	$10,279

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	(7,212)	(70)	(7,282)
General and Administrative Expenses	(4,176)	(1,252)	(5,428)
Other Segment Expenses	–	(8)	(8)
Segment results:	$(1,951)	$(488)	$(2,439)

Reconciliation of net (loss) income:
Depreciation Expense	$(685)	$(43)	$(728)
Interest Expense	(165)	–	(165)
Share-Based Compensation	(48)	–	(48)
Other	(2,760)	(127)	(2,887)
Net Loss Attributable to Non-Controlling Interests	104	–	104

Net Income (Loss)	$(5,505)	$(658)	$(6,163)

	Six Months Ended June 30, 2026
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$11,812	$1,247	$13,059

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	(9,568)	(115)	(9,683)
General and Administrative Expenses	(5,734)	(2,033)	(7,767)
Segment results:	$(3,490)	$(901)	$(4,391)

Reconciliation of net (loss) income:
Depreciation Expense	$(1,351)	$(87)	$(1,438)
Interest Expense	(408)	–	(408)
Share-Based Compensation	(384)	–	(384)
Legal Settlement Income	39,238	–	39,238
Standstill Agreement Accrued Expense	(4,000)	–	(4,000)
Income Tax Expense	(573)	–	(573)
Other	(7,546)	46	(7,500)
Net Loss Attributable to Non-Controlling Interests	76	–	76

Net Income (Loss)	$21,562	$(942)	$20,620

	Six Months Ended June 30, 2025
	Content Production and Distribution	Media Advisory and Advertising	Total

Revenues	$18,074	$1,709	$19,783

Less Operating Expenses:
Selling, Marketing and Direct Operating Costs	(14,002)	(148)	(14,150)
General and Administrative Expenses	(7,850)	(2,520)	(10,370)
Other Segment Expenses	–	(8)	(8)
Segment results:	$(3,778)	$(967)	$(4,745)

Reconciliation of net (loss) income:
Depreciation Expense	$(1,324)	$(90)	$(1,414)
Interest Expense	(293)	–	(293)
Share-Based Compensation	(135)	–	(135)
Other	(6,170)	(101)	(6,271)
Net Loss Attributable to Non-Controlling Interests	169	–	169

Net Income (Loss)	$(11,531)	$(1,158)	$(12,689)

In evaluating segment expenses, the CODM primarily focuses on cash operating costs and budget-to-actual variances, as these measures are most relevant to assessing operating performance and making resource allocation decisions. All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Sale of Frederator Networks, Inc.

Frederator Networks operated within the Company’s Content Production and Distribution segment, and its operating results are included in income from continuing operations within that segment for all periods through June 30, 2026. As described in Note 1, Organization and Business - Recent Transactions, control of Frederator Networks transferred to the buyer on July 8, 2026. Accordingly, its results will be excluded from the segment beginning in the third quarter of 2026. The disposal did not represent a strategic shift that would have a major effect on the Company’s operations or financial results and therefore did not meet the criteria for discontinued operations under ASC 205-20, Presentation of Financial Statements Discontinued Operations.

Beginning in the third quarter of 2026, the exclusion of Frederator Networks is expected to affect the Content Production and Distribution segment as follows:

•	Revenues are expected to decrease by $1.9 million due to the exclusion of Frederator’s post-sale activity.

•	Operating loss is expected to decrease by $0.1 million, reflecting the removal of Frederator’s operations.

•	A one-time loss on deconsolidation of $0.3 million, is expected to be recognized in the third quarter of 2026, which is not allocated to segment operating income in accordance with the Company’s segment reporting policies.

The Company does not expect the sale and deconsolidation of Frederator Networks to have a material impact on the long-term financial performance of the Content Production and Distribution segment.

Note 22: Subsequent Events

Marketable Securities

Subsequent to June 30, 2026, the Company purchased marketable securities for $1.5 million, and sold marketable securities for proceeds of $2.0 million.

Stockholder Rights Plan and Related Measures

On July 1, 2026, the Company’s Board of Directors adopted a stockholder rights plan and related measures, as described below.

Preferred Stock Rights Agreement:

On July 1, 2026, the Company entered into a Preferred Stock Rights Agreement (the “Rights Agreement”) with VStock Transfer, LLC, as rights agent. In connection with the Rights Agreement, the Board of Directors declared a dividend of distribution of one right (a “Right”) for each outstanding share of our common stock, payable to stockholders of record as of the close of business on July 13, 2026. In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company and certain other exempt persons, that is or becomes the beneficial owner of ten percent (10%) or more of the Company’s common stock without the prior approval of the Board of Directors. Each Right entitles its registered holder, upon the occurrence of certain triggering events, to purchase from the Company one one-thousandth of a share of Series D Participating Preferred Stock at a purchase price of $3.75 per one one-thousandth of a share, subject to adjustment. The Rights become exercisable only if a person or group acquires beneficial ownership of 10% or more of our outstanding common stock without the approval of the Board of Directors, subject to certain exceptions. The Rights are redeemable by the Board of Directors at a price of $0.001 per Right at any time prior to the earlier of the time the Rights become exercisable and their final expiration, and will expire at the close of business on June 29, 2027, unless earlier redeemed or exchanged.

Certificate of Designation of Series D Participating Preferred Stock:

In connection with the Rights Agreement, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation designating 300,000 shares of our authorized preferred stock as Series D Participating Preferred Stock, par value $0.001 per share. Each one one-thousandth of a share of Series D Participating Preferred Stock (“Series D Preferred Stock”), if issued, upon the exercise of the Rights (i) will not be redeemable; (ii) will entitle holders to quarterly dividend payments, when and if declared, of $0.001 per one one-thousandth of a share of Series D Preferred Stock, or an amount equal to the dividend paid on one share of common stock, whichever is greater; (iii) will entitle holders upon liquidation either to receive $1.00 per one one-thousandth of a share of Series D Preferred Stock or an amount equal to the payment made on one share of common stock, whichever is greater; (iv) will have the same voting power as one share of common stock and will vote together with the common stock; and (v) will entitle holders to a payment per one one-thousandth of a share of Series D Preferred Stock equal to the payment made on one share of common stock if the common stock is exchanged via merger, consolidation, or a similar transaction. No shares of Series D Preferred Stock were issued or outstanding as of the date of this Report, and the designation was established solely to support the Rights Agreement.

Amendments to Bylaws:

The Board also adopted amendments to our Bylaws that, among other things, divide the Board of Directors into two classes with staggered terms, eliminate the ability of stockholders to act by written consent, provide that special meetings of stockholders may be called only by the Board of Directors, establish advance notice procedures for stockholder nominations of directors and other stockholder proposals, require the affirmative vote of the holders of at least two-thirds of the voting power of our outstanding stock to remove a director, and designate an exclusive forum for certain legal proceedings.

The foregoing actions had no effect on the Company’s financial position, results of operations, or shares of common stock outstanding as of or for the period covered by this report. For additional information, see our Form 8-K filed on July 2, 2026, as amended by our Form 8-K/A filed on July 6, 2026, and our Form 8-A12B filed on July 2, 2026.

Disposal of a Subsidiary

On July 8, 2026, the Company sold all of the issued and outstanding common stock of Frederator Networks, Inc. (“Frederator Networks”), which operated the Frederator Network channel business, to Project Robot LLC, an unaffiliated third party, pursuant to a stock purchase agreement dated June 18, 2026. Kartoon Studios will retain key intellectual property of Frederator Studios, LLC, a wholly owned subsidiary of the Company, including Bee and PuppyCat, Bravest Warriors, Castlevania, and Catbug, for distribution and product licensing opportunities. The transaction was part of the Company’s strategic realignment to focus on monetization of premium intellectual property and franchise development. Upon closing, the Company ceased to have a controlling financial interest in Frederator Networks. The base purchase price under the purchase agreement was $0.5 million in cash, subject to customary post-closing adjustments for net working capital, indebtedness, and cash and cash equivalents, on a cash-free, debt-free basis. The Company expects to recognize a loss on disposal of approximately $0.3 million (before income taxes), representing the excess of Frederator Networks’ net carrying amount over the estimated net consideration to be received. This estimate is preliminary, unaudited, and subject to change pending finalization of the post-closing working capital true-up pursuant to the purchase agreement, which is expected to be completed within 60 days of closing. Because the transaction closed after June 30, 2026, Frederator Networks’ assets, liabilities, and results of operations continue to be included in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 on a continuing-operations basis. Frederator Networks did not meet the held-for-sale criteria of ASC 360-10-45-9 as of June 30, 2026. Management concluded that the disposition does not represent a strategic shift that has, or will have, a major effect on the Company’s operations or financial results, and accordingly, the transaction does not qualify for discontinued-operations presentation under ASC 205-20. In connection with the closing, Frederator Networks, Inc and Project Robot LLC entered into a three-year Channel Distribution Agreement with Frederator Studios, LLC. Under this arrangement, Frederator Studios, LLC, will continue to receive a declining share of net YouTube receipts (85% in year one, decreasing to 5% by year three) generated from certain retained channels through YouTube CMS infrastructure. Frederator Studios, LLC and Frederator Networks, Inc., will each retain a 50% ownership interest in the Frederator trademark. Management does not believe this continuing involvement affects the conclusions and estimates described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain an understanding of our businesses, strategies, current trends, and future prospects. It should be noted that the following MD&A contains forward-looking statements that involve risks and uncertainties. The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our financial statements and related notes for the three and six months ended June 30, 2026 and June 30, 2025.

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026 (“The 2025 Annual Report”), and elsewhere in this Report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

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

Production Services

Animation Production Services: Our production services business is centered on delivering original and third-party commissioned animated content with a focus on production efficiency and scalability. Mainframe Studios, our primary production entity, is undertaking operational enhancements through the adoption of flexible production workflows, strategic outsourcing, and the integration of new technologies. These initiatives aim to optimize cost structures and streamline the production pipeline. To date, Mainframe has produced over 1,200 television episodes, 70 movies, and three feature films, including titles such as Barbie Dreamhouse Adventures, Octonauts: Above & Beyond, Cocomelon, SuperKitties, and Unicorn Academy, in partnership with leading global media companies. Mainframe Studios is currently engaged in the production of numerous owned IP and for-hire projects spanning a range of formats and target audiences, including Phoebe & Jay, It’s Andrew, and SuperKitties. This content is being produced for leading platforms and broadcasters such as Disney Junior, PBS Kids, Netflix, CBC, and the Australian Broadcasting Corporation, among others. These projects are at various stages of production and delivery, with certain titles completed during the prior year and others expected to be delivered through 2026.

During 2025, we entered into active development and production on Hundred Acre Wood’s: Winnie and Friends, an animated franchise series inspired by Winnie-the-Pooh by A.A. Milne. Structured as a serialized short-form series, the production is engineered for broad multi-platform distribution across AVOD, FAST, SVOD, in-store, and international platforms. Developed as a cornerstone franchise for Kartoon Studios, the series features an original yarn-based animation style combining digital tools with handcrafted textures to create a warm, storybook aesthetic enhanced by music and dance. The franchise includes a multi-phase rollout, consisting of major holiday specials, including Christmas, Halloween, Thanksgiving, and Easter, and is supported by an integrated global consumer products program spanning toys, apparel, home goods, publishing, collectibles, and retail partnerships. The series is scheduled to premiere with preliminary activities in Q4 2026, with a full launch across main distribution channels anticipated in Q1 2027.

Content Distribution

Film and Television Licensing: We recognize revenue by licensing rights to exploit functional IP (IP that has significant standalone functionality, such as the ability to be played or aired). Our content distribution strategy is focused on scaling audience reach and monetization across a network of branded destinations, including Kartoon Channel!, Kartoon Channel! Worldwide, Frederator, and Ameba. We plan to grow revenue through expanded licensing activity and increased utilization of owned IP assets such as Rainbow Rangers, Stan Lee brands, Shaq’s Garage, and many more. To support margin expansion, we are actively implementing AI-driven tools designed to reduce operating costs in areas such as localization and video resolution enhancement. Subsequent to the end of the quarter, the Company sold its interest in Frederator Networks, Inc. For additional information, see Recent Events, Sale of Frederator Networks, Inc.

Advertising Revenue: We receive advertising revenue through our wholly-owned VOD services, Kartoon Channel! and Ameba, and Frederator’s owned and operated YouTube channels as well as revenues generated from the operation of Frederator’s creator network, Channel Frederator Network. Additionally, advertising revenue is derived from Kartoon Channel! branded channels on Free Ad Supported Streaming TV services. Subsequent to the end of the quarter, the Company sold its interest in Frederator Networks, Inc. In connection with such sale, the Company entered into a three-year Channel Distribution Agreement. For additional information, see Recent Events, Sale of Frederator Networks, Inc.

Licensing and Royalties

Merchandising and Licensing: The Company enters into merchandising and licensing agreements that allow licensees to produce merchandise utilizing certain of the Company’s symbolic IP (IP that is not functional as it does not have significant standalone use and substantially all of the utility of symbolic IP is derived from its association with the entity’s past or ongoing activities, such as a brand or logo). We believe the licensing and royalties business presents the most significant long-term growth opportunity. Strategic emphasis is being placed on the commercialization of the Stan Lee intellectual property portfolio and the launch of the Hundred Acre Wood’s: Winnie and Friends property, with a focus on both digital and physical consumer products, as well as location-based fan experiences. We intend to expand the use of our broader IP catalog in licensing programs in 2026 and beyond.

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

Recent Events

Section 3(a)(10) Accounts Payable Settlement

On November 18, 2025, we entered into an agreement to engage in a transaction under Section 3(a)(10) of the Securities Act with CCI, to settle an additional $1.0 million of accounts payable in exchange for issuing 1,695,072 shares of common stock. Under the terms of the agreement, CCI makes payments to our vendors in cash and, in exchange, we issued shares of common stock to CCI. The settlement was valued at 1.75 shares of common stock per $1 of accounts payable, pursuant to the terms of the agreement. The transaction was approved by a court after a public hearing on the fairness of the terms and conditions. During the six months ended June 30, 2026, we settled $0.6 million of accounts payable and issued an aggregate of 977,360 shares of common stock to CCI. During the six months ended June 30, 2026, we recognized a loss of $0.1 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on our condensed consolidated statements of operations. The transaction was carried out in stages and completed as of June 30, 2026.

On April 8, 2026, we entered into a new agreement to settle an aggregate of $1.1 million of outstanding accounts payable under Section 3(a)(10) of the Securities Act with CCI, in exchange for issuing 2,001,797 shares of common stock, and to settle an additional past obligations up to $0.3 million in exchange for issuing 551,250 shares of common stock. The terms were consistent with the November 2025 arrangement. The transaction was carried out in stages and completed as of June 30, 2026. During the three months ended June 30, 2026, we recognized a loss of $0.6 million on the settlement, representing the difference between the carrying value of liabilities extinguished and the fair value of shares issued, included in Other Income (Expense), net, on our condensed consolidated statements of operations.

Section 16(b) Litigation Settlement

Between May 29, 2026 and June 11, 2026, we entered into settlement agreements with six defendants (the “Settling Parties”) in the action styled Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 (S.D.N.Y.), an action brought under Section 16(b) of the Securities Exchange Act of 1934 by a stockholder on behalf of and for our benefit, in which we were named only as a nominal defendant, seeking disgorgement of alleged short-swing profits realized by certain investors in the 2020 private placements. The Settling Parties agreed to pay aggregate settlement amounts of $78.5 million minus fees and expenses of plaintiff’s counsel (in an amount not yet determined), subject to certain terms and conditions, and the parties agreed to mutual releases. Pursuant to the settlement agreements, 50% of each settlement amount, or $39.2 million in the aggregate, was paid directly to us during June 2026, and the remaining 50% was deposited into escrow to fund the court-awarded fees and expenses of plaintiff’s counsel, with any residual balance payable to us after the applicable approval orders become final. We recognized the $39.2 million received as a non-recurring, non-operating gain, included in Other Income (Expense), net, on our condensed consolidated statements of operations for the three months ended June 30, 2026. In connection with the settlement with the Anson Investments Master Fund LP and its affiliates (collectively, the “Anson Parties”), on June 10, 2026, we entered into a standstill and voting agreement with the Anson Parties, under which we agreed to pay the Anson Parties $4.0 million and the Anson Parties agreed to certain voting commitments and standstill restrictions through June 11, 2027. We recognized this amount as a non-operating loss, included in Other Income (Expense), net, on the condensed consolidated statements of operations for the three months ended June 30, 2026. The related liability was included in current liabilities on the condensed consolidated balance sheet as of June 30, 2026 and was paid in July 2026. In accordance with ASC 450-30-25-1, any residual amounts distributable to us from escrow constitute a gain contingency and will be recognized if and when realized.

Adoption of Stockholder Rights Plan and Related Measures

On July 1, 2026, the Board of Directors adopted a Preferred Stock Rights Agreement (a stockholder rights plan), filed a related Certificate of Designation designating 300,000 shares of a new Series D Participating Preferred Stock, and adopted amendments to our Bylaws. The stockholder rights plan is intended as a protective measure to guard against coercive or unfair takeover tactics and the accumulation of a controlling interest in the Company without negotiation with the Company’s Board. The Series D Participating Preferred Stock was designated solely to support the stockholder rights plan; no shares have been issued, and the rights issued under the plan become exercisable only upon the occurrence of certain triggering events. These actions did not affect our financial condition, results of operations or shares of common stock outstanding as of or for the period covered by this report. For additional information, see Note 22, Subsequent Events, to our condensed consolidated financial statements included in this report, Part II, Item 1A, Risk Factors, and our Form 8-K filed with the SEC on July 2, 2026, as amended on July 6, 2026, and our Registration Statement on Form 8-A filed on July 2, 2026.

Sale of Frederator Networks, Inc.

On July 8, 2026, we sold all of the issued and outstanding common stock of Frederator Networks, Inc. (“Frederator Networks”), which operated the Frederator Channel network business, to Project Robot LLC, an unaffiliated third party, pursuant to a stock purchase agreement dated June 18, 2026. We will retain key intellectual property of Frederator Studios, LLC, a wholly owned subsidiary, including Bee and PuppyCat, Bravest Warriors, Castlevania, and Catbug, for distribution and product licensing opportunities. The transaction was part of our strategic realignment to focus on monetization of premium intellectual property and franchise development. Upon closing, we ceased to have a controlling financial interest in Frederator Networks. The base purchase price under the purchase agreement was $0.5 million in cash, subject to customary post-closing adjustments for net working capital, indebtedness, and cash and cash equivalents, on a cash-free, debt-free basis. We expect to recognize a loss on disposal of approximately $0.3 million (before income taxes), representing the excess of Frederator Networks’ net carrying amount over the estimated net consideration to be received. This estimate is preliminary, unaudited, and subject to change pending finalization of the post-closing working capital true-up pursuant to the purchase agreement, which is expected to be completed within 60 days of closing. Because the transaction closed after June 30, 2026, Frederator Networks’ assets, liabilities, and results of operations continue to be included in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, on a continuing-operations basis. Frederator Networks did not meet the held-for-sale criteria of ASC 360-10-45-9 as of June 30, 2026. Management concluded that the disposition does not represent a strategic shift that has, or will have, a major effect on our operations or financial results, and accordingly, the transaction does not qualify for discontinued-operations presentation under ASC 205-20. In connection with the closing, Frederator Networks, Inc. and Project Robot LLC entered into a three-year Channel Distribution Agreement with Frederator Studios, LLC. Under this arrangement, Frederator Studios, LLC will continue to receive a declining share of net YouTube receipts (85% in year one, decreasing to 5% by year three) generated from certain retained channels through YouTube CMS infrastructure. Frederator Studios, LLC and Frederator Networks, Inc. will each retain a 50% ownership interest in the Frederator trademark. Management does not believe this continuing involvement affects the conclusions and estimates described above.

Results of Operations

Net income for the three months ended June 30, 2026 was $27.0 million, compared to a net loss of $6.3 million for the three months ended June 30, 2025. The increase was primarily attributable to a non-recurring, non-operating gain of $39.2 million from the Section 16(b) litigation settlement received in June 2026. Excluding this one-time gain, we would have incurred a net loss from operations for the three months ended June 30, 2026. As a result, period-over-period comparisons of net income are not indicative of underlying operational performance. For additional information regarding the settlement, see Recent Events Section 16(b) Litigation Settlement.

In addition, our results for the three months and six months ended June 30, 2026 include the operations of Frederator Networks, Inc., which was sold on July 8, 2026. In the future, we expect to focus on monetization of premium intellectual property and franchise development. For additional information regarding the Frederator Networks sale, see Recent Events Sale of Frederator Networks, Inc.

Our summary results for the three months ended June 30, 2026 and 2025 are below:

Revenue

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production Services	$3,459	$7,359	$(3,900)	(53)%
Content Distribution	1,853	1,992	(139)	(7)%
Licensing and Royalties	61	86	(25)	(29)%
Media Advisory and Advertising Services	448	842	(394)	(47)%
Total Revenue	$5,821	$10,279	$(4,458)	(43)%

Production Services

Production services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. The production services revenue for the three months ended June 30, 2026 was 53% lower than the production services revenue recognized during the three months ended June 30, 2025. The decrease was primarily due to the timing of production deliveries at Mainframe Studios, with several projects shifting from the first quarter into later periods in 2026, reducing the proportion of costs incurred relative to total estimated project costs. In contrast, the comparable prior year period benefited from multiple projects simultaneously entering advanced production phases, resulting in a higher concentration of production activity and correspondingly higher revenue recognized under the percentage of completion method.

Content Distribution

Revenue related to content distribution on advertising-supported video on demand (“AVOD”) and subscription video on demand (“SVOD”), including advertising sales for the three months ended June 30, 2026, decreased by 7% as compared to the three months ended June 30, 2025. The decrease of $0.1 million was due to a decrease in Frederator’s creator network revenue from YouTube by $0.7 million driven by overall less viewership as compared to the prior year period, partially offset by an increase in Mainframe content distribution revenue by $0.4 million due to delivery of episodes of Mainframe’s It’s Andrew! IP Project and distribution revenue from other Mainframe IP, and an increase in sales activity of Ameba and Kartoon Channel divisions by $0.2 million.

Licensing and Royalties

Revenue related to our licensing and royalties for the three months ended June 30, 2026 decreased by 29% as compared to the three months ended June 30, 2025, primarily attributable to timing differences in revenue recognition from our existing license deals.

Media Advisory and Advertising Services

Revenue generated by media advisory and advertising services for the three months ended June 30, 2026 decreased by 47% as compared to the three months ended June 30, 2025, primarily due to a reduced number of customer accounts in the period compared to the prior period.

Expenses

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$139	$167	$(28)	(17)%
Direct Operating Costs	4,634	7,113	(2,479)	(35)%
General and Administrative	4,458	6,214	(1,756)	(28)%
Total Expenses	$9,231	$13,494	$(4,263)	(32)%

Marketing and Sales

Marketing and sales expenses for the three months ended June 30, 2026 decreased by approximately 17% as compared to the three months ended June 30, 2025. The decrease is considered immaterial, and overall marketing and sales spending remained largely consistent period-over-period, reflecting no significant changes in the Company’s corporate awareness initiatives or advertising activities.

Direct Operating Costs

Direct operating costs during the three months ended June 30, 2026 consisted primarily of salaries and related expenses for the animation production services employees of Wow. Creator network channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians or other creative talent that had rendered services and amortization, including any write-downs of film and television costs, make up the remainder of direct operating costs. The 35% decrease was primarily due to lower salary costs by $2.2 million driven by a lower headcount in Production Services related to the delivered projects, that were in the advanced production stages in the prior year quarter compared to the current period and a decrease of $0.6 million of direct costs related to Frederator Networks. The decrease in direct operating costs was partially offset by an increase of $0.2 million in film amortization expense and an increase of $0.1 million in participation expenses arising from new contractual agreements entered into during the period as well as existing agreements, consistent with the corresponding increase in owned-IP revenue.

General and Administrative

The $1.8 million decrease in general and administrative expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was driven by a decrease of $0.7 million in salaries and wages primarily due to the capitalization of certain wages associated with a new film project and reduced headcount, a decrease of $0.6 million in professional fees reflecting reduced use of external consulting services and timing of the annual shareholder meeting costs, a decrease of $0.3 million in various administrative costs, mainly IT infrastructure and other equipment costs, a decrease of $0.1 million in bad debt expense due to certain receivables being written down in prior year quarter, and a gain on disposal of equipment of $0.1 million recorded in the current period. The decrease was partially offset by an increase of $0.1 million in share-based compensation expense due to new awards granted in recent periods.

Impairment Charge

During the three months ended June 30, 2026 and June 30, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets and our indefinite-lived intangible assets for impairment. No indicators of impairment or triggering events were identified during the periods, and we concluded that no impairment charges were required.

On July 8, 2026, we completed the sale of Frederator Networks, Inc. We assessed the Frederator Networks, Inc. asset group for recoverability using the executed Stock Purchase Agreement price as the primary evidence of fair value and determined that any impairment indicated as of June 30, 2026 would be limited to the aggregate shortfall on the transaction of approximately $0.3 million. Because the sale closed on July 8, 2026, this shortfall will be reflected in the loss on deconsolidation of Frederator recognized in the third quarter of 2026. Accordingly, no impairment charge was recorded during the three months ended June 30, 2026. For additional information, see Note 22, Subsequent Events, to the Company’s condensed consolidated financial statements included in this report.

Our summary results for the six months ended June 30, 2026 and 2025 are below:

Revenue

	Six Months Ended
	2026	2025	Change	% Change
	(in thousands, except percentages)
Production Services	$7,552	$13,931	$(6,379)	(46)%
Content Distribution	4,126	3,973	153	4%
Licensing and Royalties	134	170	(36)	(21)%
Media Advisory and Advertising Services	1,247	1,709	(462)	(27)%
Total Revenue	$13,059	$19,783	$(6,724)	(34)%

Production Services

Production services revenue was generated specifically by Mainframe Studios providing animation production services. Revenue for production services is recognized over time on a percentage of completion basis, therefore, as the projects are still in progress, we recognize revenue based upon the proportion of costs incurred cumulatively to total expected costs. Consequently, less revenue is recognized during the periods in which the projects are near completion or completed. The production services revenue for the six months ended June 30, 2026 was 46% lower than the production services revenue recognized during the six months ended June 30, 2025. The decrease was primarily due to the timing of production deliveries at Mainframe Studios, with several projects shifting from the first quarter into later periods in 2026, reducing the proportion of costs incurred relative to total estimated project costs. In contrast, the comparable prior year period benefited from multiple projects simultaneously entering advance production phases, resulting in a higher concentration of production activity and correspondingly higher revenue recognized under the percentage of completion method.

Content Distribution

Revenue related to content distribution on advertising-supported video on demand (“AVOD”) and subscription video on demand (“SVOD”), including advertising sales for the six months ended June 30, 2026, increased by 4% as compared to the six months ended June 30, 2025. The increase was primarily driven by revenue recognized from the delivery of episodes of Mainframe’s It’s Andrew! IP Project and distribution revenue from other Mainframe IP of $1.2 million, and an increase in sales activity of Ameba and Kartoon Channel divisions by $0.2 million. The increase was partially offset by a decline in content revenue from Frederator’s creator network on YouTube of $1.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in Frederator’s creator network revenue from YouTube was due to overall less viewership as compared to the prior year period.

Licensing and Royalties

Revenue related to our licensing and royalties for the six months ended June 30, 2026 decreased by 21% as compared to the six months ended June 30, 2025, primarily attributable to timing differences in revenue recognition from our existing license deals.

Media Advisory and Advertising Services

Revenue generated by media advisory and advertising services for the six months ended June 30, 2026 decreased by 27% as compared to the six months ended June 30, 2025, primarily due to a reduced number of customer accounts in the period compared to prior period.

Expenses

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Marketing and Sales	$331	$353	$(22)	(6)%
Direct Operating Costs	9,352	13,797	(4,445)	(32)%
General and Administrative	9,589	11,927	(2,338)	(20)%
Total Expenses	$19,272	$26,077	$(6,805)	(26)%

Marketing and Sales

Marketing and sales expenses for the six months ended June 30, 2026 decreased by approximately 6% as compared to the six months ended June 30, 2025. The decrease is considered immaterial, and overall marketing and sales spending remained largely consistent period-over-period, reflecting no significant changes in the Company’s corporate awareness initiatives or advertising activities.

Direct Operating Costs

Direct operating costs during the six months ended June 30, 2026 consisted primarily of salaries and related expenses for the animation production services employees of Wow. Creator network channel expenses, licensing and production of content costs, such as participation expenses related to profit sharing obligations with various animation studios, post-production studios, writers, directors, musicians, or other creative talent that had rendered services, and amortization, including any write-downs of film and television costs, make up the remainder of direct operating costs. The 32% decrease was primarily due to lower salary costs of $4.0 million driven by a lower headcount in Production Services related to the delivered projects, that were in the advanced production stages in the prior year quarter compared to the current quarter, a decrease of $1.2 million of direct costs related to Frederator Networks and the elimination of $0.1 million from the restructuring of our international operations. The decrease in direct operating costs was partially offset by an increase of $0.5 million in film amortization expense and an increase of $0.3 million in participation expenses arising from new contractual agreements entered into during the period as well as existing agreements, consistent with the corresponding increase in owned-IP revenue. Additionally, $0.1 million in product development costs was not capitalized.

General and Administrative

The $2.3 million decrease in general and administrative expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was driven by a decrease of $1.2 million in salaries and wages primarily due to the capitalization of certain wages associated with a new film project and reduced headcount, a decrease of $0.9 million in professional fees, reflecting reduced use of external consulting services and timing of the annual shareholder meeting costs, a decrease of $0.2 million in other administrative costs, mainly IT infrastructure and other equipment costs, and a gain on disposal of equipment of $0.1 million recorded in the current period. The decrease was partially offset by an increase of $0.2 million in share-based compensation expense due to new awards granted in recent periods.

Impairment Charge

During the six months ended June 30, 2026 and June 30, 2025, we reassessed our nonfinancial assets, including our definite-lived intangible assets and our indefinite-lived intangible assets for impairment. No indicators of impairment or triggering events were identified during the periods, and we concluded that no impairment charges were required.

On July 8, 2026, we completed the sale of Frederator Networks, Inc. We assessed the Frederator Networks, Inc. asset group for recoverability using the executed Stock Purchase Agreement price as the primary evidence of fair value and determined that any impairment indicated as of June 30, 2026 would be limited to the aggregate shortfall on the transaction of approximately $0.3 million. Because the sale closed on July 8, 2026, this shortfall will be reflected in the loss on deconsolidation of Frederator recognized in the third quarter of 2026. Accordingly, no impairment charge was recorded during the six months ended June 30, 2026. For additional information, see Note 22, Subsequent Events, to the Company’s condensed consolidated financial statements included in this report.

Other Expense, net

Components of Other Income (Expense), net, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Expense (a)	$(175)	$(165)	$(408)	$(293)

Other Income (Expense), net (b-l)
Loss on Revaluation of Warrants (b)	–	(678)	–	(232)
Loss on Revaluation of Equity Investment in YFE (c)	(514)	(3,778)	(3,471)	(7,418)
Realized Loss on Marketable Securities Investments (d)	–	(32)	–	(28)
(Loss) Gain on Foreign Exchange (e)	(412)	1,713	(784)	2,380
Loss on Debt Settlement (f)	(630)	–	(754)	(944)
Interest Income (g)	47	12	82	66
Finance Lease Interest Expense (h)	(4)	(6)	(8)	(10)
Gain on Lease Modification (i)	–	4	–	4
Legal Settlement Income (j)	39,238	–	39,238	–
Loss on Standstill Agreement (k)	(4,000)	–	(4,000)	–
Other (l)	(2,618)	(122)	(2,565)	(89)
Other Income (Expense), net	$31,107	$(2,887)	$27,738	$(6,271)

Three Months and Six Months Ended June 30, 2026

(a)	Interest Expense during the three months and six months ended June 30, 2026, primarily consisted of $0.2 million and $0.4 million in interest, respectively, incurred on production facilities and the factoring liability.
(b)	For the three months and six months ended June 30, 2026, the Company did not record any gain related to warrant revaluation.
(c)	As the investment in YFE is accounted for under the fair value option, the Company recognized a loss on revaluation of its equity investment in YFE of approximately $0.5 million and $3.5 million for the three months and six months ended June 30, 2026, respectively. The loss reflected decreases in YFE’s stock price during the current reporting periods compared to the respective prior reporting periods. The impact of foreign currency translation is excluded and presented separately.
(d)	For the three months and six months ended June 30, 2026, the Company did not record any loss related to marketable securities.
(e)	The loss on foreign exchange during the three months ended June 30, 2026, primarily related to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary, resulting in a loss of $0.4 million. The loss on foreign exchange during the six months ended June 30, 2026, primarily related to the revaluation of the YFE investment, resulting in a loss of $0.2 million due to the Euro depreciating against the U.S. dollar as compared to prior period and a loss of $0.6 million due to the remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary.
(f)	The loss on debt settlement recorded during the three months and six months ended June 30, 2026, includes a loss of $0.6 million and $0.8 million, respectively, arising from the Section 3(a)(10) transaction completed during the periods.
(g)	Interest Income during the three months and six months ended June 30, 2026, primarily consisted of income from investments in marketable securities.
(h)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	For the three months and six months ended June 30, 2026, the Company did not record any gain related to lease modification.
(j)	Between May 29, 2026 and June 11, 2026, the Company received aggregate cash of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. For additional information, see Note 1, Organization and Business - Recent Transactions, to our condensed consolidated financial statements.
(k)	In connection with the legal settlement with the Anson Investments Master Fund LP and its affiliates, on June 10, 2026, Kartoon Studios Inc. entered into a standstill and voting agreement with the Anson Parties, under which the Company agreed to pay the Anson Parties $4.0 million and the Anson Parties agreed to certain voting commitments and standstill restrictions through June 11, 2027. The amount was recognized as a non-operating loss for the three months and six months ended June 30, 2026. For additional information, see Note 1, Organization and Business - Recent Transactions, to our condensed consolidated financial statements.
(l)	Other loss of $2.6 million primarily consists of non-operating losses related to legal fees directly attributable to the legal settlement, recorded during the three months and six months ended June 30, 2026.

Three Months and Six Months Ended June 30, 2025

(a)	Interest Expense during the three months and six months ended June 30, 2025 consisted of $0.2 million and $0.3 million, respectively, primarily due to interest incurred on production facilities.
(b)	The loss on revaluation of warrants during the three months ended June 30, 2025 was related to the remeasurement occurred immediately before reclassification of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants from liability to equity. The loss on revaluation of warrants during the six months ended June 30, 2025 consisted of $0.7 million loss recorded at remeasurement offset by a $0.4 million fair value gain in the period ended March 31, 2025 of the outstanding 7,894,736 Series A warrants and 7,894,736 Series B warrants. These warrants were classified as a liability in the period ended March 31, 2025 and change in their fair value resulted in a recorded gain due to a decrease of expiration period.
(c)	As accounted for using the fair value option, the loss on revaluation of equity investment in YFE of $3.8 million and $7.4 million, respectively, recorded in the three months and six months ended June 30, 2025, was a result of the decreases in YFE’s stock price as of the reporting period when compared to the prior reporting period. This excluded the impact of foreign currency recorded separately.
(d)	The realized loss on marketable securities investments of $32,145 recorded during the three months ended June 30, 2025, was related to the Loss of $37,197 on sale of certain securities prior to the maturity date, offset by the gain of $5,053 attributable to the sale of U.S. Treasury Securities. The realized loss on marketable securities investments of $27,691 recorded during the six months ended June 30, 2025 was related to the loss of $37,197 on sale of certain securities prior to the maturity date, offset by the gain of $9,507 attributable to the sale of U.S. Treasury securities.
(e)	The gain on foreign exchange during the three months and six months ended June 30, 2025 primarily related to the revaluation of the YFE investment and remeasurement of foreign currency transactions of the Company’s non-U.S. subsidiary, resulting in a gain of $1.7 million and $2.4 million, respectively, due to the depreciation of the U.S. dollar against the Euro relative to prior periods.
(f)	In April 2025, a settlement agreement with YFE related to the shareholder loan agreement was finalized. As the settlement was considered probable and the loss reasonably estimable as of March 31, 2025, the Company recorded a loss of approximately $0.9 million during the first quarter of 2025.
(g)	Interest Income during the three and six months ended June 30, 2025, primarily consisted of income from investments in marketable securities, net of premium amortization expense, as well as other transactions, including interest income related to Employee Retention Tax Credit (“ERTC”) receivable and interest income related to the shareholder loan. Each of these sources was individually immaterial.
(h)	The finance lease interest expense represents the interest portion of the finance lease obligations for equipment purchased under an equipment lease line.
(i)	On April 1, 2025, a subsidiary, Beacon Communications, executed a rent reassignment agreement relinquishing one floor of its office space in Toronto to a new tenant who assumed the lease obligation for that floor. This transaction resulted in a gain of $4,253 on lease modification recorded during the period ended June 30, 2025.
(j)	During the three months ended June 30, 2025, a net loss of $0.1 million was recognized in connection with the reversal of previously accrued other income related to Employee Retention Tax Credit (ERTC) claims. Other income had initially been recorded based on anticipated recoveries from submitted claims. Subsequent legislative developments reduced the expected recoverable amounts, resulting in a partial reversal of the accrued other income. The amount also included $11,991 of other income, primarily consisting of late fees from select clients on payment plans. For the six months ended June 30, 2025, other income primarily related to such late fees totaled $50,197.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $7.7 million (which does not include cash held in escrow from the Section 16(b) litigation settlement described above), which increased by $4.8 million as compared to December 31, 2025. The increase was primarily due to cash provided by operating activities of $31.4 million, cash provided by financing activities of $1.7 million, and the effect of exchange rate of $0.5 million, offset by cash used in investing activities of $28.8 million. The cash provided by operating activities of $31.4 million was primarily due to net income of $20.5 million, and a favorable impact of net change in non-cash adjustments of $15.1 million, partially offset by a net use of cash related to operating assets and liabilities of $4.2 million. Net income was driven primarily by a non-recurring and non-operating cash receipt of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. The cash provided by financing activities of $1.7 million was primarily due to the drawdowns, net of repayments and debt issuance costs, from production facilities of $1.2 million, proceeds from a warrant exercise of $0.6 million, partially offset by finance lease payments of $0.1 million. The cash used in investing activities of $28.8 million was primarily due to the investment of the settlement proceeds in marketable securities of $32.8 million, offset by the proceeds received from the redemption of marketable securities purchased in prior periods of $4.0 million.

During the six months ended June 30, 2026, we received aggregate cash of $39.2 million representing 50% of the court-approved settlement payments under the Section 16(b) litigation settlement agreements. The Settling Parties agreed to pay us aggregate settlement amounts of $78.5 million minus fees and expenses of plaintiff’s counsel (in an amount not yet determined), subject to certain terms and conditions, and the parties agreed to mutual releases. Pursuant to the settlement agreements, 50% of each settlement amount, or $39.2 million in the aggregate, was paid directly to us during June 2026, and the remaining 50% was deposited into escrow to fund the court-awarded fees and expenses of plaintiff’s counsel, with any residual balance payable to us after the applicable approval orders become final. These receipts are non-recurring and non-operating in nature and do not represent a source of operating cash flow. We used a significant portion of these receipts to purchase $32.3 million of available-for-sale securities, primarily U.S. Treasury securities. As a result, the settlement receipts are reflected principally in the marketable securities balance rather than in the ending cash balance. We hold these securities as a source of liquidity and expect to draw on them to fund working capital and operating requirements. We have not received, and have not recognized, the portion of the settlement deposited into escrow. Any residual amounts distributable to us will become available as a source of liquidity if and when realized. On June 10, 2026, we entered into a standstill and voting agreement with the Anson Parties, under which we agreed to pay the Anson Parties $4.0 million for certain voting commitments and standstill restrictions through June 11, 2027.

Subsequent to June 30, 2026, we sold our interest in Frederator Networks, Inc. for $0.5 million, subject to customary post-closing adjustments for net working capital, indebtedness, and cash and cash equivalents, on a cash-free, debt-free basis. Frederator Networks was not a material contributor to our consolidated operating cash flows, and the sale is not expected to have a material adverse effect on our liquidity. In connection with the sale, we entered into a three-year Channel Distribution Agreement under which we will receive a declining share of net YouTube receipts generated by certain retained channels. For additional information, see Recent Events - Sale of Frederator Networks, Inc.

As of June 30, 2026, we held available-for-sale marketable securities with a fair value of $32.8 million, compared to $4.0 million as of December 31, 2025, representing an increase of $28.8 million. The increase was primarily due to purchases of $32.3 million of securities funded by the proceeds received under the Section 16(b) litigation settlement, together with $0.5 million of securities purchased in May 2026, partially offset by $4.0 million of securities redeemed upon maturity during the six months ended June 30, 2026. The available-for-sale securities consist principally of U.S. Treasury securities and are available as a source of liquidity.

Working Capital

As of June 30, 2026, we had total current assets of $63.0 million, including cash of $7.7 million, and marketable securities of $32.8 million, and our total current liabilities were $31.6 million. We had working capital of $31.4 million as of June 30, 2026 as compared to working capital of $2.3 million as of December 31, 2025. The increase of $29.1 million was due to an increase of $27.3 million in current assets and a decrease of $1.9 million in current liabilities compared to the balances as of December 31, 2025. The increase in current assets is primarily driven by an increase of $28.8 million in marketable securities investments due to investments of a portion of the cash proceeds from the settlement of the Section 16(b) litigation in the marketable securities, an increase of $4.8 million in cash primarily due to the remaining settlement proceeds not allocated to marketable securities, an increase of $0.8 million in prepaid expenses, and an increase of $0.7 million in production tax credit receivable due to recognized credits for the ongoing projects, offset by a decrease of $7.6 million in accounts receivable related to the timing of contractual billing milestones in production projects and a decrease of $0.2 million in other receivables due to collection of insurance proceeds related to previously filed claims. The decrease in current liabilities is primarily driven by a decrease of $6.4 million in accounts payable primarily within the Media Advisory and Advertising Services segment, driven by the seasonality of the business, as sales peak during the holiday season, a decrease of $1.7 million in deferred revenue balance related to revenue recognized under the percentage-of-completion method on production projects, offset by a standstill agreement payable of $4.0 million which was outstanding as of June 30, 2026, an increase of $1.1 million in production facilities due to advance stages of production projects, an increase of $1.0 million in accrued expenses related mainly to billing timing and insurance policy renewals, and an increase of $0.1 million in participation payable due to timing of production related participant distributions.

During the six months ended June 30, 2026, we met our immediate cash requirements through existing cash balances. We continue to navigate macroeconomic challenges in the animation and advertising industries, including ongoing government tariffs and intensified competition. In the prior periods, we have demonstrated resilience in our financing activities, having successfully raised net proceeds through public offerings, and continue to explore opportunities to further strengthen our financial position. In parallel, management also plans to preserve liquidity, as needed, by implementing cost saving measures. For example, during the six months ended June 30, 2026, in order to improve liquidity, we settled approximately $1.7 million of outstanding accounts payable in transactions under Section 3(a)(10) of the Securities Act. Additionally, we also used equity and equity-linked instruments to pay for services and compensation.

During the six months ended June 30, 2026, we received $39.2 million in direct cash proceeds from the settlement of the Section 16(b) litigation, which we have substantially deployed into available-for-sale marketable securities as a source of liquidity. Management has evaluated the significance of these conditions in relation to our ability to meet our obligations and noted that we have sufficient cash, marketable securities and investments to fund operations for the next 12 months from the issuance date of this 10-Q.

As of June 30, 2026, we had access to production facilities with an outstanding balance of $12.9 million. Our production facilities are generally repayable on demand and bear interest at rates ranging from bank prime plus 1.00% to 1.25% per annum. Borrowings under these facilities are collateralized by a security interest in substantially all of the relevant production company’s tangible and intangible assets, including federal and provincial tax credits and production service agreements. We expect to continue utilizing production facilities to finance specific productions as projects advance through the production pipeline. For additional information regarding our production facilities, see Note 12, Bank Indebtedness and Production Facilities, to our condensed consolidated financial statements.

Comparison of Cash Flows for the Six Months Ended June 30, 2026 and June 30, 2025

Our total cash as of June 30, 2026 and June 30, 2025 was $7.7 million and $2.6 million, respectively.

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$31,432	$(6,290)	$37,722
Net Cash Provided by (Used in) Investing Activities	(28,826)	1,301	(30,127)
Net Cash Provided by (Used in) Financing Activities	1,672	(273)	1,945
Effect of Exchange Rate Changes on Cash	521	(555)	1,076
Increase (Decrease) in Cash	$4,799	$(5,817)	$10,616

Change in Operating Activities

Change in operating activities of $37.7 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, include an increase in net income of $33.4 million driven primarily by the legal settlement cash receipts, an increase of $5.6 million in net non-cash expense adjustments, and an increase of $1.3 million in cash flows from operating assets activity, offset by a decrease of $2.6 million in cash flows from operating liabilities activity.

Items necessary to reconcile net loss to cash provided by operating activities included net non-cash expenses of $15.1 million for the six months ended June 30, 2026 as compared to net non-cash expenses of $9.5 million for the six months ended June 30, 2025. The increase of $5.6 million in non-cash expenses compared to prior year was primarily due to a $4.0 million accrued expense related to the standstill agreement recorded in the current period, an increase of $2.0 million non-cash adjustment due to stock issued for services, an absence of foreign currency YFE investment remeasurement recorded in the six months ended June 30, 2025 resulting in a $1.9 million change compared to the prior year, a noncash reduction of $1.7 million in accounts payable due to corresponding stock issuances to CCI, an increase of $0.8 million in loss on debt settlement related to the transaction under Section 3(a)(10) of the Securities Act of 1933, an increase of $0.4 million in Film and Television amortization related to the projects delivered in prior year, and an increase of $0.2 million in stock-based compensation expense due to new awards granted. These movements were offset by a decrease of $3.9 million in expense related to fair value adjustment of YFE investment, an absence of $1.3 million loss on debt related to the settlement agreement of the loan from related party recorded in prior year period, and an absence of $0.2 million loss related to revaluation of the warrants recorded in prior year period.

Change in cash provided by operating activities also includes fluctuations in working capital, including movements in operating assets and liabilities. Working capital adjustments reflect timing differences between the recognition of revenues and expenses and the related cash receipts or payments. Operating asset and liability activities resulted in a net decrease of $4.2 million in cash during the six months ended June 30, 2026, as compared to a net decrease of $2.9 million in cash during the six months ended June 30, 2025. The changes resulted in an increase in use of cash related to operating asset and liability cash flows of $1.3 million compared to prior year. This was primarily due to a decrease in cash flows from the operating liabilities by $2.6 million, offset by an increase in net cash flows generated by the operating assets activity by $1.3 million. The decrease in cash flows used by the operating liabilities by $2.6 million was primarily due to unfavorable impact of deferred revenue movement of $1.7 million representing revenue recognized related to cash received in advance in prior periods, generally more accounts payable settled in cash by $1.2 million, an unfavorable impact of lower accrued salaries and wages costs of $0.6 million, and an unfavorable impact of lower media purchases accrued expenses of $0.2 million, offset by favorable impact of accrued participation costs movement of $0.5 million due to timing of payment obligation and an increase of $0.3 million related to timing of Mainframe production costs accruals. Net cash flows generated by the operating assets activity by $1.3 million compared to the prior year period was due to generally higher net receipts of outstanding accounts receivable by $2.5 million, a favorable impact of $0.4 million attributable to other receivables, partially offset by higher capitalized costs related to ongoing productions by $1.1 million, lower net receipts of tax credits during the current period by $0.4 million and more cash spent on prepaid services by $0.1 million as compared to the prior year period.

Change in Investing Activities

The cash used in investing activities increased by $30.1 million, primarily due to investment of a portion of the legal settlement proceeds in the marketable securities totaling to $31.0 million, partially offset by an increase in proceeds from the redemption of marketable securities of $0.8 million during the six months ended June 30, 2026.

Change in Financing Activities

The increase in cash provided by financing activities of $1.9 million was primarily due to higher net proceeds from borrowing from our margin loan and production facilities of $1.2 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, proceeds from warrants exercise of $0.6 million, and lower finance leases payments by $0.1 million.

Material Cash Requirements

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations and our employment and consulting contracts. The aggregate amount of future minimum purchase obligations under these agreements over the period of next five years is approximately $26.9 million as of June 30, 2026, of which $16.8 million could be owed within one year. Included in the amount that could be due within one year is the production facilities balance of $12.9 million.

In addition, we expect to incur significant production costs in connection with the development and launch of Hundred Acre Wood’s: Winnie and Friends, which is scheduled to premiere with preliminary activities in Q4 2026 and a full launch anticipated in Q1 2027. We expect to fund these production costs through a combination of existing cash and marketable securities, production facilities, and potential licensing and distribution advances.

We plan to utilize our liquidity (as described above) to fund our material cash requirements.

As of June 30, 2026, we had $0.2 million in commitments for capital expenditures, related to equipment leases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Control systems, no matter how well-conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2026, there were no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, other than as described below. Each of the proceedings described below was previously reported in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “2025 Annual Report”), and in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Q1 2026 Form 10-Q”), which descriptions are incorporated herein by reference. The following summarizes material developments during the quarter ended June 30, 2026.

Securities Litigation:

As previously reported, the Company and its Chief Executive Officer Andy Heyward are defendants in a putative securities class action pending in the U.S. District Court for the Central District of California, styled In re Genius Brands International, Inc. Securities Litigation, Master File No. 2:20-cv-07457 DSF (RAOx). Plaintiffs seek unspecified damages on behalf of a putative class of persons who invested in the Company’s common stock during the alleged class period. Following the District Court’s February 4, 2025 and August 5, 2025 orders, a single alleged misstatement under Plaintiffs’ Third Amended Complaint remains at issue in the case. The alleged misstatement appeared in a press release issued March 17, 2020, and was repeated in a shareholder letter issued March 20, 2020. It stated that the Nickelodeon cable platform Nick Jr. had increased its airing of the Company’s cartoon series Rainbow Rangers to 26 times a week. Plaintiffs claim this statement was false and was issued with an intent to deceive investors. Defendants have denied and continue to deny any wrongdoing.

As previously reported, the parties mediated the dispute, together with the shareholder derivative actions referenced below, before Phillips ADR in December 2024. The case did not settle during the mediation. In light of the District Court’s February 4, 2025 order, the mediator reached out to the parties to determine whether there is a basis now to resolve the dispute. The mediator has not reported back concerning his discussions with Plaintiffs’ counsel. The Company cannot predict whether the parties will decide to continue with mediation or, if they do, whether they will be able to reach a settlement of the case and of the related shareholder derivative litigation on terms acceptable to the parties. The Company cannot predict the outcome of the securities class action.

At the status conference held January 12, 2026, the Court referred the case to Magistrate Judge Oliver to resolve questions about the scope of discovery and concerning proposals by Defendants to streamline the Defendants’ formal Answer to the Third Amended Complaint, in both cases to focus on the small portion of the Third Amended Complaint remaining. Since that time, the parties have served discovery demands and responses, and Judge Oliver has resolved a number of discovery disputes in a manner that has limited the scope of discovery being sought by Plaintiffs. Additionally, Plaintiffs designated a few dozen paragraphs of their Third Amended Complaint that they felt should be formally answered by Defendants, and Defendants have filed their Answer. Discovery is ongoing, with both parties having substantially completed their document productions. The Court has not issued a scheduling order.

Shareholder Derivative Actions:

There have been no material developments during the quarter in the previously reported shareholder derivative actions, including Cohen v. Heyward, et al., Case No. A-25-929617-C (District Court of Clark County, Nevada). The Company is named only as a nominal defendant, and the plaintiffs seek no recovery from the Company. All of the derivative actions remain stayed, or are expected to be stayed, pending the outcome of the securities class action, whose outcome, and therefore the outcome of the derivative actions, the Company cannot predict.

Section 16(b) Litigation:

As previously reported, the Company is a nominal defendant in Todd Augenbaum v. Anson Investments Master Fund LP, et al., Case No. 1:22-cv-00249 AS (S.D.N.Y.), an action brought under Section 16(b) of the Exchange Act by a stockholder on behalf and for the benefit of the Company. The action seeks disgorgement of alleged short-swing profits realized by certain investors in the Company’s 2020 private placements. No Company officer or director is among the defendants. The plaintiff seeks no relief from the Company, and the Company stands to receive any recovery obtained in the action.

Settlements with six of the eight defendants. Between May 29, 2026 and June 11, 2026, the Company and plaintiff’s counsel entered into settlement agreements with six of the eight defendants, resolving the plaintiff’s claims against those defendants subject to the terms and conditions of the settlement agreements. The settling parties agreed to pay aggregate settlement amounts of approximately $78.5 million (gross of plaintiff’s counsel’s fees and expenses, which have not yet been awarded), and the parties agreed to mutual releases. The settling defendants also waived any indemnity claims against the Company relating to the action. Fifty percent of each settlement amount, or $39.2 million in the aggregate, was paid directly to the Company during June 2026. The remaining fifty percent was deposited into escrow to fund the court-awarded fees and expenses of plaintiff’s counsel, with any residual balance payable to the Company after the applicable approval orders become final. Plaintiff’s application for attorneys’ fees and expenses is expected to occur in the coming months. In connection with the settlement with the Anson Investments Master Fund LP and its affiliates, on June 10, 2026, the Company entered into a standstill and voting agreement under which the Company agreed to pay the Anson parties $4.0 million. This amount was paid in July 2026. For the accounting treatment of the settlement receipts, the escrowed balance, and the standstill and voting agreement, see Note 1 and Note 2 to the condensed consolidated financial statements.

Trial as to the non-settling defendants. The Court held trial beginning June 8, 2026 and concluding June 18, 2026, after which the jury returned a verdict in favor of the two non-settling defendants and awarded no damages. Following the verdict, plaintiff’s counsel filed a motion for judgment as a matter of law and, in the alternative, for a new trial. If the motions are denied, the Company anticipates the plaintiff will appeal to the United States Court of Appeals for the Second Circuit. Should the Court of Appeals rule in the plaintiff’s favor, the Company may have an opportunity to recover funds from the non-settling defendants, whether through a judgment as a matter of law or a favorable verdict in a second trial. If the jury verdict is instead upheld, the case will conclude with no further damages awarded. The Company cannot predict the outcome of the pending motions, any future appeal, or a potential second trial.

As previously reported in the Q1 2026 Form 10-Q, one of the non-settling defendants, Empery Asset Management and affiliated entities, filed an action against the Company styled Empery Asset Master Ltd., et al. v. Kartoon Studios, Inc., Index No. 650906/2026 (Supreme Court of the State of New York, New York County). The action alleges breach of contract and seeks declaratory relief in connection with the Company’s denial of their indemnification demands, with damages of approximately $3.5 million plus a declaration that the Company is obliged to advance their defense expenses on an ongoing basis. During the quarter, following the parties’ stipulation, the federal court entered an order on May 13, 2026 remanding the action to state court. On June 22, 2026, Empery filed an amended complaint adding the second non-settling defendant, Brio Capital Master Fund Ltd. and an affiliated entity, as additional plaintiffs and asserting damages of over $10 million. The Company filed its answer responding to the amended complaint on July 28, 2026. The Company denies all liability.

As previously reported, the Company’s indemnification matter with its placement agent, Special Equities Group (“SEG”), arising from a non-party subpoena in the Augenbaum litigation, was resolved by an amicable agreement between the parties. The Company’s agreements with SEG differ in nature from those at issue in the Empery litigation and have no bearing on the outcome of the claims in that litigation. There were no further developments during the quarter.

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

We have incurred net losses from operations since inception.

We have a history of operating losses and incurred net operating losses in each fiscal quarter since our inception. During the three months ended June 30, 2026, we generated total revenues of $5.8 million and incurred a net loss from operations of $3.4 million, while for the same period the previous year, we generated total revenue of $10.3 million and incurred a net loss from operations of $3.2 million, respectively. These operating losses, among other things, have had an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital. Although we have net income for the three and six months ended June 30, 2026, the net income is not derived from operations and is instead attributed to non-recurring and non-operating cash receipt of $39.2 million from the court approved cash settlement received by us.

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

The U.S. government has indicated its intent to adopt, and in certain cases has implemented, a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods. Changes in U.S. trade policy could result in one or more U.S. trading partners adopting responsive trade policies, making it more difficult or costly for us to conduct our international and domestic operations. In May 2025, President Trump announced an intention to impose tariffs on films made outside of the United States, which he reiterated in September 2025 and again in January 2026. Although we are headquartered in the United States, our primary animation production operations are located in Canada. To date, no formal executive order or implementing regulations specific to filmed or animated content have been issued, and the scope and extent of any such proposed measures remain undefined.

The broader legal landscape governing U.S. tariff authority has continued to evolve materially. In February 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating a broad set of tariffs that had been imposed under that authority. Following the ruling, the administration imposed a temporary 10% global tariff under Section 122 of the Trade Act of 1974, which expired in July 2026 in accordance with that statute’s 150-day limit. In parallel, the Office of the U.S. Trade Representative initiated investigations under Section 301 of the Trade Act of 1974 covering a substantial number of U.S. trading partners and, following one such investigation, in July 2026 imposed tariffs on goods of approximately 60 trading partners, reflecting the administration’s stated intent to reestablish broad-based tariff measures under alternative statutory authorities. In addition, a World Trade Organization moratorium on customs duties applicable to electronic transmissions, which had previously served as a potential constraint on the imposition of tariffs on digitally distributed content, expired in March 2026, and the joint review of the United States-Mexico-Canada Agreement, which prohibits customs duties on digital products transmitted electronically between the parties, commenced in July 2026. Any renegotiation or modification of that agreement’s digital trade provisions could reduce or eliminate one of the remaining legal constraints on the imposition of duties on content produced by our Canadian operations. The full implications of these developments for the potential imposition of tariffs or fees on filmed or animated content remain uncertain.

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

We are subject to laws governing children’s privacy and online safety, including the FTC’s amended COPPA rule, which became fully enforceable in April 2026, and compliance requires ongoing operational measures.

Our digital distribution properties, including Kartoon Channel!, are directed to children, and we are subject to the Children’s Online Privacy Protection Act (COPPA) and the FTC’s implementing rule, which govern the online collection, use, disclosure, and retention of personal information from children under the age of 13. In April 2025, the FTC published significant amendments to the COPPA Rule, and operators were required to be in full compliance by April 22, 2026. Among other changes, the amended rule expanded the definition of personal information to include biometric identifiers, requires separate verifiable parental consent before disclosing children’s personal information to third parties for purposes not integral to our service (including targeted advertising and training artificial intelligence technologies), and requires operators to maintain a written information security program and data retention policy applicable to children’s personal information.

Because a portion of our revenue is derived from advertising on child-directed services, these requirements, particularly the separate consent requirement for third-party advertising disclosures, affect how we and our advertising partners may collect and use viewer data. Compliance involves ongoing operational, contractual, and technological measures, including monitoring third-party vendors’ use of data collected through our services. In addition, a growing number of states have enacted laws imposing further restrictions on the processing of minors’ personal information, and additional federal and state rulemaking, including with respect to age verification, remains under active consideration.

We implemented the changes necessary to comply with the amended rule by the required date, and doing so has not to date had a material effect on our operations or advertising-supported revenue. However, because these requirements are not uniform across jurisdictions and continue to evolve, compliance with the most restrictive applicable standard could increase our costs or constrain our advertising-supported revenue model in the future. Failure to comply with COPPA or analogous state laws could result in investigations, enforcement actions, civil penalties, and reputational harm with parents, distributors, and advertisers, any of which could adversely affect our business, financial condition, and results of operations.

The loss of one or a few significant customers could have a material adverse effect on us.

A small number of customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. During the three months ended June 30, 2026, three customers each accounted for more than 10% of our total consolidated revenue. These customers accounted for an aggregate of 74.2% of our total revenue for the three months ended June 30, 2026. During the six months ended June 30, 2026, three customers each accounted for more than 10% of our total consolidated revenue. These customers accounted for an aggregate of 66.1% of our total revenue for the six months ended June 30, 2026. As of June 30, 2026, we had three customers, the accounts receivable for each of which exceeded 10% of the total accounts receivable. These customers accounted for an aggregate of 69.6% of the total accounts receivable as of June 30, 2026. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of August 13, 2026, approximately 59,728,670 shares of common stock of the 62,204,105 shares of common stock issued are outstanding and freely trading. As of June 30, 2026, there were 38,960,004 warrants outstanding. Lastly, as of June 30, 2026, there are 839,998 shares of common stock underlying outstanding options granted, 2,576,561 shares of common stock underlying outstanding restricted stock units (“RSUs”) and 5,096,394 shares reserved for issuance under our Kartoon Studios, Inc. 2020 Incentive Plan.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation, as amended (our “Articles of Incorporation”), authorize us to issue up to 10,000,000 shares of blank check preferred stock without seeking approval of our shareholders. As of June 30, 2026, 6,000 shares of our authorized preferred stock have been designated as 0% Series A Convertible Preferred Stock, and 50,000 shares of our authorized preferred stock have been designated as Series C Preferred Stock, none of which shares were outstanding. On July 1, 2026, the Board of Directors designated 300,000 shares of our authorized preferred stock as Series D Participating Preferred Stock, none of which have been issued, in connection with our adoption of a stockholder rights plan on that date, as described elsewhere in this report. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Our stockholder rights plan and provisions of our amended Bylaws and Nevada law could discourage, delay or prevent a change in control and may adversely affect the market price of our common stock.

On July 1, 2026, our Board of Directors adopted a stockholder rights plan (the “Rights Agreement”) and adopted amendments to our Bylaws. Under the Rights Agreement, if a person or group acquires beneficial ownership of 10% or more of our outstanding common stock without the approval of our Board, the rights held by that person or group would become void and each other holder of a right would become entitled to purchase shares of our common stock at a substantial discount, resulting in significant dilution to the acquiring person or group. In connection with the Rights Agreement, on July 1, 2026 our Board also designated a new series of participating preferred stock. In addition, the amendments to our Bylaws adopted on July 1, 2026, among other things, divide our Board into two classes with staggered terms, eliminate the ability of stockholders to act by written consent, provide that special meetings of stockholders may be called only by the Board, establish advance notice procedures for stockholder nominations and proposals, require a two-thirds supermajority stockholder vote to remove a director, and designate an exclusive forum for certain disputes. We are also subject to provisions of Nevada law that may have anti-takeover effects.

These provisions, alone or in combination, could make it more difficult for a third party to acquire us, or for our stockholders to change the composition of our Board, even in a transaction that some or all of our stockholders might consider to be in their best interests or in which our stockholders might receive a premium over the then-current market price of our common stock. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock and could adversely affect the market price of our common stock and the ability of our stockholders to realize a premium for their shares.

Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price.

While we strive to maintain constructive communications with our stockholders, we may, from time to time, be subject to demands from activist stockholders. Any activist campaign against the Company that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, including diverting their attention from the operation of our business and the execution of our strategic plans, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction, including as a result of possible changes to the composition of our board, may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers, employees, and/or business partners and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may adversely affect our relationships with vendors, customers, business partners, and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company did not make any unregistered sales of equity securities that were not disclosed in SEC filings.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) Disclosure in Lieu of Current Report on Form 8-K

Amendments to Employment Agreements

On August 10, 2026, the Company entered into an amendment (the “Amendment”) to that certain Executive Employment Agreement (“Heyward Employment Agreement”) with Andrew Heyward. The Amendment extends the term of the Heyward Employment Agreement to a four-year term, commencing August 15, 2025. The Amendment made no changes to Executive’s base salary, made adjustments to certain producer fee payments and amended Section 4.2 of the Heyward Employment Agreement to provide that the 2025 performance metrics roll forward and apply to calendar year 2026.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

On August 10, 2026, the Company entered into an amendment (the “Jaffa Amendment”) to that certain Executive Employment Agreement (“Jaffa Employment Agreement”) with Michael Jaffa, the Company’s Chief Operating Officer and General Counsel. The Jaffa Amendment extends the term of the Jaffa Employment Agreement to a four-year term, commencing November 14, 2025, and adds an annual bonus at the sole discretion of the Company.

The foregoing description of the Jaffa Amendment does not purport to be complete and is qualified in its entirety by reference to the Jaffa Amendment, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

On August 10, 2026, the Company entered into an amendment (the “Parisi Amendment”) to that certain Executive Employment Agreement (“Parisi Employment Agreement”) with Brian Parisi, the Company’s Chief Financial Officer. The Parisi Amendment extends the term of the Parisi Employment Agreement to a three-year term, commencing January 1, 2026, and adds a 5% base salary adjustment in year three of the term and an annual bonus at the sole discretion of the Company.

The foregoing description of the Parisi Amendment does not purport to be complete and is qualified in its entirety by reference to the Parisi Amendment, a copy of which is filed as Exhibit 10.5 hereto and is incorporated herein by reference.

(b) Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended(incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021)
3.2	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on February 9, 2023(Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2023)
3.3	Bylaws of the Company, as amended(incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2019)
3.4	Amended and Restated Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 21, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2019)
3.5	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022)
3.6	Articles of Merger of Kartoon Studios, Inc. into the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023).
3.7	Certificate of Designation of Series C Preferred Stock of the Company, dated September 25, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on September 25, 2023)
3.8	First Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2023)
3.9	Certificate of Change to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on November 9, 2023 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2023)
3.10	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2026)
4.1	Preferred Stock Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2026)
10.1	Settlement Agreement and Stipulation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2026)
10.2†*#	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2026)
10.3†*	First Amendment to Heyward Employment Agreement dated as of August 10, 2026
10.4†*	First Amendment to Jaffa Employment Agreement dated as of August 10, 2026
10.5†*	First Amendment to Parisi Employment Agreement dated as of August 10, 2026
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

_______

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit and schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kartoon Studios, Inc.

August 14, 2026	By:	/s/ Andy Heyward
Andy Heyward
Chief Executive Officer (Principal Executive Officer)

August 14, 2026	By:	/s/ Brian Parisi
Brian Parisi
Chief Financial Officer (Principal Financial and Accounting Officer)

